Form 10-K
period 2015-12-31
UMB FINANCIAL CORP
filed 2016-02-25
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 30, 2015 the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $2,482,162,139 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2016
2016 Common Stock, $1.00 Par Value	49,530,817

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement on Schedule 14A to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 26, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

UMB Financial Corporation (together with its consolidated subsidiaries unless the context requires otherwise, the Company) is a diversified financial holding company that is headquartered in Kansas City, Missouri. Together with its subsidiaries, the Company supplies banking services, institutional investment management, asset servicing, and payment solutions to its customers in the United States and around the globe.

The Company was organized as a corporation under Missouri law in 1967 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHCA) and a financial holding company under the Gramm-Leach-Bliley Act of 1999, as amended (the GLBA). The Company currently owns all of the outstanding stock of one national bank and several nonbank subsidiaries.

The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri and also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska, Oklahoma, and Texas. The Bank offers a full complement of banking products and other services to commercial, retail, government, and correspondent-bank customers, including a wide range of asset-management, trust, bank-card, and cash-management services.

The Company’s significant nonbank subsidiaries include the following:

•	Scout Investments, Inc. (Scout) is an institutional asset-management company that is headquartered in Kansas City, Missouri. Scout offers domestic and international equity strategies through its Scout Asset Management Division and fixed income strategies through its Reams Asset Management Division.

•	UMB Fund Services, Inc. (UMBFS) is located in Milwaukee, Wisconsin, Chadds Ford, Pennsylvania, and Ogden, Utah, and provides fund accounting, transfer agency, and other services to mutual fund and alternative-investment groups.

On a full-time equivalent basis at December 31, 2015, the Company and its subsidiaries employed 3,830 persons.

Business Segments

The Company’s products and services are grouped into four segments: Bank, Institutional Investment Management, Asset Servicing, and Payment Solutions.

These segments and their financial results are described in detail in (i) the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Business Segments, which can be found in Part II, Item 7, pages 35 through 37, of this report and (ii) Note 12, “Business Segment Reporting,” in the Notes to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 98 through 99 of this report.

Competition

The Company faces intense competition in each of its business segments and in all of the markets and geographic regions that the Company serves. Competition comes from both traditional and non-traditional financial-services providers, including banks, savings associations, finance companies, investment advisors, asset managers, mutual funds, private-equity firms, hedge funds, brokerage firms, mortgage-banking companies, credit-card companies, insurance companies, trust companies, securities processing companies, and credit unions. Recently, financial-technology (fintech) companies have been partnering more often with financial-services providers to compete with the Company for lending, payments, and other business. Many competitors are not subject to the same kind or degree of supervision and regulation as the Company.

Competition is based on a number of factors. Banking customers are generally influenced by convenience, rates and pricing, personal experience, quality and availability of products and other services, lending limits, transaction execution, and reputation. Investment advisory services compete primarily on returns, expenses, third-party ratings, and the reputation and performance of managers. Asset servicing competes primarily on price, quality of services, and reputation. The Company and its competitors all are impacted by the overall economy and health of the financial markets. The degree of impact will vary based on the basis of risk of each competitor and their approach to managing them.

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

A sizeable influence is exerted, in particular, by the policies of the Board of Governors of the Federal Reserve System (the FRB), which influences monetary and credit conditions in the economy in pursuit of maximum employment, stable prices, and moderate long-term interest rates. Among the FRB’s policy tools are (1) open market operations (that is, purchases or sales of securities in the open market for the purpose of adjusting the supply of reserve balances and thus achieving targeted federal funds rates or for the purpose of putting pressure on longer-term interest rates and thus achieving more desirable levels of economic activity and job creation), (2) the discount rate charged on loans by the Federal Reserve Banks, (3) the level of reserves required to be held by depository institutions against specified deposit liabilities, (4) the interest paid or charged on balances maintained with the Federal Reserve Banks by depository institutions, including balances used to satisfy their reserve requirements, and (5) other deposit and loan facilities.

The FRB and its policies have a substantial impact on the availability and demand for loans and deposits, the rates and other aspects of pricing for loans and deposits, and the conditions in equity, fixed income, currency, and other markets in which the Company operates. Policies announced or implemented by other central banks around the world have a meaningful effect as well and sometimes may be coordinated with those of the FRB.

Tax and other fiscal policies, moreover, impact not only general economic conditions but also give rise to incentives or disincentives that affect how the Company and its customers prioritize objectives, operate businesses, and deploy resources.

Regulation and Supervision

The Company is subject to regulatory frameworks in the United States at federal, State, and local levels. In addition, the Company is subject to the direct supervision of various government authorities charged with overseeing the kinds of financial activities conducted by its business segments.

This section summarizes some pertinent provisions of the principal laws that apply to the Company. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and other laws that affect the Company.

Overview

The Company is a bank holding company under the BHCA and a financial holding company under the GLBA. As a result, the Company – including all of its businesses and operations in the United States and abroad – are subject to the regulation, supervision, and examination of the FRB and to restrictions on permissible activities. This scheme of regulation, supervision, and examination is intended primarily for the protection and benefit of depositors and other customers of the Bank, the Deposit Insurance Fund (the DIF) of the Federal Deposit Insurance Corporation (the FDIC), the banking and financial systems as a whole, and the broader economy, not for the protection or benefit of the Company’s shareholders or its non-deposit creditors.

Many of the Company’s subsidiaries are also subject to separate or related forms of regulation, supervision, and examination: for example, (1) the Bank by the Office of the Comptroller of the Currency (the OCC) under the National Banking Acts, the FDIC under the Federal Deposit Insurance Act (the FDIA) , and the Consumer Financial Protection Bureau (the CFPB) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act); (2) Scout, Scout Distributors, LLC, UMBFS, UMB Distribution Services, LLC, UMB Financial Services, Inc., and Prairie Capital Management, LLC by the Securities and Exchange Commission (the SEC) and State regulatory authorities under federal and State securities laws, and UMB Distribution Services, LLC and UMB Financial Services, Inc. by the Financial Industry Regulatory Authority (FINRA) as well; and (3) UMB Insurance, Inc. by State regulatory authorities under applicable State insurance laws. These schemes, like that overseen by the FRB, are designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors.

The FRB possesses extensive authorities and powers to regulate the conduct of the Company’s businesses and operations. If the FRB were to take the position that the Company or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal corrective or enforcement actions could be taken by the FRB against the Company, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). These enforcement actions could include an imposition of civil monetary penalties and could directly affect not only the Company, its subsidiaries, and institution-affiliated parties but also the Company’s counterparties, shareholders, and creditors and its commitments, arrangements, or other dealings with them. The OCC has similarly expansive authorities and powers over the Bank and its subsidiaries, as does the CFPB over matters involving consumer financial laws. The SEC, FINRA, and other domestic or foreign government authorities also have an array of means at their disposal to regulate and enforce matters within their jurisdiction that could impact the Company’s businesses and operations.

Restrictions on Permissible Activities and Corporate Matters

Bank holding companies and their subsidiaries, under the BHCA, are generally limited to the business of banking and to closely-related activities that are incident to banking.

As a bank holding company that has elected to become a financial holding company under the GLBA, the Company is also able – directly or indirectly through its subsidiaries – to engage in activities that are financial in nature, that are incidental to a financial activity, or that are complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Activities that are financial in nature include (1) underwriting, dealing in, or making a market in securities, (2) providing financial, investment, or economic advisory services, (3) underwriting insurance, and (4) merchant banking.

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

Under amendments to the BHCA effected by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act, the Company may acquire banks outside of its home State of Missouri, subject to specified limits and may establish new branches in other States to the same extent as banks chartered in those States. Under the BHCA, however, the Company must procure the prior approval of the FRB and possibly other government authorities to directly or indirectly acquire ownership or control of five percent or more of any class of voting securities of, or substantially all of the assets of, an unaffiliated bank, savings association, or bank holding company. In deciding whether to approve any acquisition or branch, the FRB, the OCC, and other government authorities will consider public or private interests that may not be aligned with those of the Company’s shareholders or non-deposit creditors. The FRB also has the power to require the Company to divest any depository institution that cannot maintain its “well capitalized” or “well managed” status.

The FRB maintains a targeted policy that requires a bank holding company to inform and consult with the staff of the FRB sufficiently in advance of (1) declaring and paying a dividend that could raise safety and soundness concerns (for example, a dividend that exceeds earnings in the period for which the dividend is being paid), (2) redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses, or (3) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of the quarter in the amount of those equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates

The Company is a legal entity separate and distinct from the Bank, Scout, UMBFS, and its other subsidiaries but receives the vast majority of its revenue in the form of dividends from those subsidiaries. Without the approval of the OCC, however, dividends payable by the Bank in any calendar year may not exceed the lesser of (1) the current year’s net income combined with the retained net income of the two preceding years and (2) undivided profits. In addition, under the Basel III capital-adequacy standards described below under the heading “Capital-Adequacy Standards,” the Bank is required beginning January 1, 2016, to maintain a capital conservation buffer in excess of its minimum risk-based capital ratios and will be restricted in declaring and paying dividends whenever the buffer is breached. The authorities and powers of the FRB, the OCC, and other government authorities to prevent any unsafe or unsound practice also could be employed to further limit the dividends that the Bank or the Company’s other subsidiaries may declare and pay to the Company.

The Dodd-Frank Act codified the FRB’s policy requiring a bank holding company like the Company to serve as a source of financial strength for its depository-institution subsidiaries and to commit resources to support those subsidiaries in circumstances when the Company might not otherwise elect to do so. The functional regulator of any nonbank subsidiary of the Company, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude the Company from serving as an adequate source of financial strength, the FRB may instead require the divestiture of depository-institution subsidiaries and impose operating restrictions pending such a divestiture.

A number of laws, principally Sections 23A and 23B of the Federal Reserve Act, and the FRB’s Regulation W, also exist to prevent the Company and its nonbank subsidiaries from taking improper advantage of the benefits afforded to the Bank as a depository institution, including its access to federal deposit insurance and the discount window. These laws generally require the Bank and its subsidiaries to deal with the Company and its nonbank subsidiaries only on market terms and, in addition, impose restrictions on the Bank and its subsidiaries in directly or indirectly extending credit to or engaging in other covered transactions with the Company or its nonbank subsidiaries. The Dodd-Frank Act rextended the restrictions to derivatives and securities lending transactions and expanded the restrictions for transactions involving hedge funds or private-equity funds that are owned or sponsored by the Company or its nonbank subsidiaries.

In addition, under amendments to the BHCA set forth in the Dodd-Frank Act and commonly known as the Volcker Rule, the Company is subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely directed toward purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-term resale, a benefit from actual or expected short-term price movements, or the realization of short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act.

Additional Requirements under the Dodd-Frank Act

On an annual basis, the Company and the Bank are required under the Dodd-Frank Act to conduct forward-looking, company-run stress tests as an aid to ensuring that each entity would have sufficient capital to absorb losses and support operations during adverse economic conditions. Summaries of stress-test results for the Company and the Bank are expected to be disclosed each year in the fall.

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

Prior to January 1, 2015, the Company and the Bank were subject to capital-adequacy standards that had originally been promulgated in 1989 and that are commonly known as Basel I. The Company and the Bank were required to maintain, under Basel I, a minimum total risk-based capital ratio of total qualifying capital to RWAs of 8.0%, a minimum tier 1 risk-based capital ratio of tier 1 capital to RWAs of 4.0%, and a minimum tier 1 leverage ratio of tier 1 capital to average on-balance-sheet exposures of 4.0%.

In July 2013, the FRB and the OCC issued comprehensive revisions to the capital-adequacy standards, commonly known as Basel III, to which the Company and the Bank began transitioning on January 1, 2015, with full compliance required by January 1, 2019. Basel III bolsters the quantity and quality of capital required under the capital-adequacy guidelines, in part, by (1) imposing a new minimum common-equity tier 1 risk-based capital ratio of 4.5%, (2) raising the minimum tier 1 risk-based capital ratio to 6.0%, (3) establishing a new capital conservation buffer of common-equity tier 1 capital to RWAs of 2.5%, (4) amending the definition of qualifying capital to be more conservative, and (5) limiting capital distributions and specified discretionary bonus payments whenever the capital conservation buffer is breached. Basel III also enhances the risk sensitivity of the standardized approach to determining a banking organization’s RWAs.

The capital ratios for the Company and the Bank as of December 31, 2015, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk- Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	9.08	11.86	11.74	12.80
UMB Bank, n.a.	8.13	10.63	10.63	11.22

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures – such as the execution of financial or performance guarantees – when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2015, the Bank was well capitalized under the PCA framework.

Basel III includes a number of more rigorous provisions applicable only to banking organizations that are larger or more internationally active than the Company and the Bank. These include, for example, a supplementary leverage ratio incorporating off-balance-sheet exposures, a liquidity coverage ratio, and a net stable funding ratio. As with the Dodd-Frank Act, these standards may be informally applied or considered by the FRB and the OCC in their regulation, supervision, and examination of the Company and the Bank.

Deposit Insurance and Related Matters

The deposits of the Bank are insured by the FDIC in the standard insurance amount of $250 thousand per depositor for each account ownership category. This insurance is funded through assessments on the Bank and other insured depository institutions. In connection with implementing the Dodd-Frank Act, the FDIC in 2011 changed each institution’s assessment base from its total insured deposits to its average consolidated total assets less average tangible equity and created a scorecard method for calculating assessments that combines CAMELS ratings and specified forward-looking financial measures to determine each institution’s risk to the DIF. The Dodd-Frank Act also requires the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated assets of less than $10 billion. The result of this revised approach to deposit-insurance assessments is generally an increase in costs, on an absolute or relative basis, for institutions with consolidated assets of $10 billion or more.

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

The Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), the USA PATRIOT Act of 2001, and related laws require all financial institutions, including banks and broker-dealers, to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. These laws are include a variety of recordkeeping and reporting requirements (such as currency and suspicious activity reporting) as well as know-your-customer and due-diligence rules.

Under the CRA, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local communities – including low- and moderate-income neighborhoods – consistent with safe and sound banking practices. The CRA does not create specific lending programs but does establish the framework and criteria by which the OCC regularly assesses the Bank’s record in meeting these credit needs. The Bank’s ratings under the CRA are taken into account by the FRB and the OCC when considering merger or other specified applications that the Company or the Bank may submit from time to time.

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

Acquisitions

On May 31, 2015 (the Acquisition Date), the Company acquired all of the outstanding common stock of Marquette Financial Companies (Marquette). The owners of Marquette received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at the Acquisition Date (approximately 3.47 million shares in the aggregate). The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing price of the Company’s common stock of $51.79 per share on May 29, 2015. See further information in Note 15, “Acquisitions,” in the Notes to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 102 through 104 of this report.

Statistical Disclosure

The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Part II, Items 6, 7, and 7A, pages 22 through 60, of this report.

Executive Officers of the Registrant. The following are the executive officers of the Company, each of whom is appointed annually, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which such person was elected as an officer.

Name	Age	Position with Registrant
Anthony J. Fischer	57	Mr. Fischer was named the President of UMB Fund Services, Inc. in July 2014. Prior to that, he served UMB Fund Services Inc. as an Executive Vice President in charge of Business Development from March 2013 until June 2014 and as a Senior Vice President in Business Development from February 2008 through February 2013.

Michael D. Hagedorn	49	Mr. Hagedorn has served as Vice Chairman of the Company since October 2009 and was named President and Chief Executive Officer of the Bank in January 2014. He was appointed interim Chief Financial Officer of the Company in October 2015. Between March 2005 and January 2014, he served as Chief Financial Officer of the Company and, from October 2009 to January 2014, also as Chief Administrative Officer of the Company. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group, from April 2001 to March 2005.

Andrew J. Iseman	51	Mr. Iseman joined Scout as Chief Executive Officer in August 2010. From February 2009 to June 2010, he served as Chief Operating Officer of RK Capital Management. He was previously employed by Janus Capital Group from January 2003 to April 2008, most recently serving as its Executive Vice President from January 2008 to April 2008 and also as its Chief Operating Officer from May 2007 to April 2008.

Shannon A. Johnson	36	Ms. Johnson has served as Executive Vice President and Chief Human Resources Officer of the Company since April of 2015. Ms. Johnson’s previous positions with the Company include Senior Vice President, Executive Director of Talent Management and Development, and Senior Vice President, Director of Talent Management. Ms. Johnson held these positions from May 2011 to April 2015, and December 2009 to May 2011, respectively.

J. Mariner Kemper	43	Mr. Kemper has served as the President of the Company since November 2015 and as the Chairman and Chief Executive Officer of the Company since May 2004. He served as the Chairman and Chief Executive Officer of the Bank between December 2012 and January 2014, and as the Chairman and Chief Executive Officer of UMB Bank Colorado, n.a. (a prior subsidiary of the Company) between 2000 and 2012. He was President of UMB Bank Colorado from 1997 to 2000. Mr. Kemper is the brother of Mr. Alexander C. Kemper, who currently serves on the Company’s Board of Directors.

David D. Kling	67	Mr. Kling served as Executive Vice President and Chief Risk Officer of the Company from October 2008 until December 2015. From November 2007 until October 2008, he served as the Executive Vice President for Enterprise Services of the Bank. He also served as Executive Vice President of Financial Services and Support of the Bank from 1997 to 2007.

Kevin M. Macke	43	Mr. Macke has served as Executive Vice President and Director of Operations for the Bank since November of 2015. In addition, beginning in January of 2014 and ending in December of 2015, Mr. Macke served as the Chief Financial Officer of the Bank. Prior to this time, Mr. Macke held several other positions within the Company or the Bank, including Director of Strategic Technology Initiatives with the Bank from November 2010 to January 2014, and Director of Financial Planning and Analysis with the Company from August 2005 to November 2010.

Jennifer M. Payne	39	Ms. Payne was named as Executive Vice President and Chief Risk Officer of the Company in January 2016. Prior to this time, she served the Company as Director of Corporate Risk Services and Director of Corporate Audit Services, from May 2012 to December 2015, and August 2005 to May 2012, respectively.

Scott A. Stengel	44	Mr. Stengel has served as Executive Vice President and General Counsel of the Company and the Bank since January 2014. He joined the Company as Senior Vice President and Deputy General Counsel in April 2013 after practicing law in Washington D.C., as a partner with King & Spalding LLP from 2011 to 2013 and as a partner with Orrick, Herrington & Sutcliffe LLP from 2005 to 2011.

Christian R. Swett	60	Mr. Swett has served as Executive Vice President and Chief Credit Officer of the Company since January 2011. Prior to this, Mr. Swett was an Executive Vice President.

Thomas S. Terry	52	Mr. Terry has served as Executive Vice President and Chief Lending Officer of the Company since January 2011. Prior to this time, Mr. Terry served as Executive Vice President.

Brian J. Walker	44	Mr. Walker has served as Executive Vice President and Chief Accounting Officer of the Company since January 2014 and June 2007, respectively. He previously served as Chief Financial Officer of the Company from January 2014 to October 2015. From July 2004 to June 2007, he served as a Certified Public Accountant for KPMG LLP, where he worked primarily as an auditor for financial institutions. He worked as a Certified Public Accountant for Deloitte & Touche LLP from November 2002 to July 2004.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A. RISK FACTORS

Financial-services companies routinely encounter and address risks and uncertainties. In the following paragraphs, the Company describes some of the principal risks and uncertainties that could adversely affect its business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. These risks and uncertainties, however, are not the only ones faced by the Company. Other risks and uncertainties that are not presently known to the Company, that it has failed to appreciate, or that it currently considers immaterial may adversely affect the Company as well. Except where otherwise noted, the descriptions here address risks and uncertainties that may affect the Company as well as its subsidiaries. These risk factors should be read in conjunction with Management’s Discussion and Analysis of

Financial Condition and Results of Operations (which can be found in Part II, Item 7 of this report beginning on page 23) and the Notes to the Consolidated Financial Statements (which can be found in Part II, Item 8 of this report beginning on page 68).

The levels of or changes in interest rates could affect the Company’s business or performance. The Company’s business, results of operations, and financial condition are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. The policies and regulations of the FRB, in particular, have a substantial impact on market rates of interest. See “Government Monetary and Fiscal Policies” in Part I, Item 1 of this report beginning on page 4. The Company may be adversely affected by policies, regulations, or events that have the effect of altering the difference between long-term and short-term interest rates (commonly known as the yield curve), depressing the interest rates associated with its earning assets to levels near the rates associated with its interest expense, or changing the spreads among different interest-rate indices. The Company’s customers and counterparties also may be negatively impacted by the levels of or changes in interest rates, which could increase the risk of delinquency or default on obligations to the Company. The levels of or changes in interest rates, moreover, may have an adverse effect on the value of the Company’s investment portfolio and other financial instruments, the return on or demand for loans, the prepayment speed of loans, the cost or availability of deposits or other funding sources, or the purchase or sale of investment securities. In addition, a rapid change in interest rates could result in interest expense increasing faster than interest income because of differences in the maturities of the Company’s assets and liabilities. The level of and changes in market rates of interest – and, as a result, these risks and uncertainties – are beyond the Company’s control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while the highly accommodative monetary policy currently adopted by the FRB may benefit the Company to some degree by spurring economic activity among its customers, such a policy may ultimately cause the Company more harm by inhibiting its ability to grow or sustain net interest income. See “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” in Part II, Item 7A of this report beginning on page 54 for a discussion of how the Company monitors and manages interest-rate risk.

Weak or deteriorating economic conditions, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities. The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, its business or performance could be adversely affected. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products and other services in the Company’s investment-management, asset-servicing, insurance, brokerage, or related businesses. Increased delinquencies or defaults could result as well from the Company adopting – for strategic, competitive, or other reasons – more liberal origination or underwriting standards for extensions of credit or other dealings with its customers or counterparties. If delinquencies or defaults on the Company’s loans or investment securities increase, their value and the income derived from them could be adversely affected, and the Company could incur administrative and other costs in seeking a recovery on its claims and any collateral. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is considered other-than-temporary. In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for loan losses would reduce the Company’s income. See “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” in Part II, Item 7A of this report beginning on page 58 for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company as well, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real-estate markets or associated environmental liabilities. At December 31, 2015, 37.8 percent of the Company’s aggregate loan portfolio – comprised of commercial real-estate loans (representing 28.2 percent of the aggregate loan portfolio), construction real-estate loans (representing 4.4 percent of the aggregate loan portfolio), and residential real-estate loans (representing 5.2 percent of the aggregate loan portfolio) – was primarily secured by interests in real estate predominantly located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well. Real-estate values in the markets where this collateral is located may be different from, and in some instances worse than, real-estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real-estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, substantial liability may arise for compliance and remediation costs, personal injury, or property damage.

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses. The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real-estate markets, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. For example, if any of these conditions were to cause flows into or the fair value of assets held in the funds and accounts advised by Scout to weaken or decline, Scout’s revenue could be negatively impacted. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, UMBFS’s revenue also could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Other fee-based banking businesses that could be adversely affected include trading, asset management, custody, trust, and cash and treasury management.

The Company’s investment-management and asset-servicing businesses could be negatively impacted by declines in assets under management or administration or by shifts in the mix of assets under management or administration. The revenues of Scout, Prairie Capital Management (PCM), and the Company’s other investment-management businesses are highly dependent on advisory fee income. These businesses generally earn higher fees on equity-based or alternative investments and strategies and lower fees on fixed income investments and strategies. Advisory-fee income may be negatively impacted by an absolute decline in assets under management or by a shift in the mix of assets under management from equities or alternatives to fixed income. Such a decline or shift could be caused or influenced by any number of factors, such as underperformance in absolute or relative terms, loss of key advisers or other talent, changes in investing preferences or trends, market downturns or volatility, drops in investor confidence, reputational damage, increased competition, or general economic conditions. Any of these factors also could affect clients of UMBFS, and if this were to cause a decline in assets under administration at UMBFS or an adverse shift in the mix of those assets, the performance of UMBFS could suffer.

To the extent that the Company continues to maintain a sizeable portfolio of available-for-sale investment securities, its income may be adversely affected and its reported equity more volatile. As of December 31, 2015, the Company’s securities portfolio totaled approximately $7.6 billion, which represented approximately 39.6 percent of its total assets. Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans. For the year-ended December 31, 2015, the weighted average yield of the Company’s securities portfolio was 2.0 percent as compared to 3.7 percent for its loan portfolio. Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted. Additionally, approximately $6.8 billion, or 90.0 percent, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity. As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

The trading volume in the Company’s common stock at times may be low, which could adversely affect liquidity and share price. Although the Company’s common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in the stock may at times be low and, in relative terms, less than that of other financial-services companies. A public trading market that is deep, liquid, and orderly depends on the presence in the marketplace of a large number of willing buyers and sellers and narrow bid-ask spreads. These market features, in turn, depend on a number of factors, such as the individual decisions of investors and general economic and market conditions, over which the Company has no control. During any period of lower trading volume in the Company’s common stock, the share price could be more volatile, and the liquidity of the stock could suffer.

The Company operates in a highly regulated industry, and its business or performance could be adversely affected by the regulatory and supervisory frameworks applicable to it, changes in those frameworks, and other regulatory risks and uncertainties. The Company is subject to expansive regulatory frameworks in the United States – at federal, State, and local levels – and in the foreign jurisdictions where its business segments operate. In addition, the Company is subject to the direct supervision of government authorities charged with overseeing the kinds of financial activities conducted by its business segments. Much in these regulatory and supervisory frameworks is designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors. See “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 4. In the wake of the recent global economic crisis, moreover, government scrutiny of all financial-services companies has been amplified, fundamental changes have been made to the banking, securities, and other laws that govern financial services (with the Dodd-Frank Act and Basel III being two of the more prominent examples), and a host of related business practices have been reexamined and reshaped. As a result, the Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. Risks also exist that government authorities could judge the Company’s business or other practices as unsafe, unsound, or otherwise unadvisable and bring formal or informal corrective or enforcement actions against it, including fines or other penalties and directives to change its products or other services. For practical or other reasons, the Company may not be able to effectively defend itself against these actions, and they in turn could give rise to litigation by private plaintiffs. All of these and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Regulatory or supervisory requirements, future growth, operating results, or strategic plans may prompt the Company to raise additional capital, but that capital may not be available at all or on favorable terms and, if raised, may be dilutive. The Company is subject to safety-and-soundness and capital-adequacy standards under applicable law and to the direct supervision of government authorities. See “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 4. If the Company is not or is at risk of not satisfying these standards or applicable supervisory requirements – whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, or otherwise – the Company may be required to raise capital. The Company also may be compelled to raise capital if regulatory or supervisory requirements change. In addition, the Company may elect to raise capital for strategic reasons even when not required to do so. The Company’s ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of its control, and on the Company’s operating and financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. An inability to raise capital when needed and on favorable terms could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. If the Company is able to raise capital and does so by issuing common stock or convertible securities, the ownership interest of our existing shareholders could be diluted, and the market price of our common stock could decline.

The market price of the Company’s common stock could be adversely impacted by banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect. Banking and antitrust laws, including associated regulatory-approval requirements, impose significant restrictions on the acquisition of direct or indirect control over any bank holding company, including the Company. In addition, a non-negotiated acquisition of control over the Company may be inhibited by provisions of its organizational documents that have been adopted in conformance with applicable corporate law. If these laws were to operate or be perceived as operating to hinder or deter a potential acquirer for the Company, the market price of the Company’s common stock could suffer.

The Company’s business relies on systems, employees, service providers, and counterparties, and failures or errors by any of them or other operational risks could adversely affect the Company. The Company engages in a variety of businesses in diverse markets and relies on systems, employees, service providers, and counterparties to properly oversee, administer, and process a high volume of transactions. This gives rise to meaningful operational risk – including the risk of fraud by employees or outside parties, unauthorized access to its premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, inadequate integration of acquisitions, human error, and breakdowns in business continuity plans. Significant financial, business, reputational, regulatory, or other harm could come to the Company as a result of these or related risks and uncertainties. For example, the Company could be negatively impacted if financial, accounting, data-processing, or other systems were to fail or not fully perform their functions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. These same risks arise as well in connection with the systems and employees of the service providers and counterparties on whom the Company depends as well as their own third-party service providers and counterparties. See “Quantitative and Qualitative Disclosures About Market Risk – Operational Risk” in Part II, Item 7A of this report beginning on page 60 for a discussion of how the Company monitors and manages operational risk.

Cyber incidents and other security breaches at the Company, at its service providers or counterparties, or in the business community or markets may negatively impact the Company’s business or performance. In the ordinary course of its business, the Company collects, stores, and transmits sensitive, confidential, or proprietary data and other information, including intellectual property, business information, funds-transfer instructions, and the personally identifiable information of its customers and employees. The secure processing, storage, maintenance, and transmission of this information is critical to the Company’s operations and reputation, and if any of this information were mishandled, misused, improperly accessed, lost, or stolen or if the Company’s operations were disrupted, the Company could suffer significant financial, business, reputational, regulatory, or other damage. For example, despite security measures, the Company’s information technology and infrastructure may be breached through cyber-attacks, computer viruses or malware, pretext calls, electronic phishing, or other means. These risks and uncertainties are rapidly evolving and increasing in complexity, and the Company’s failure to effectively mitigate them could negatively impact its business and operations.

Service providers and counterparties also present a source of risk to the Company if their own security measures or other systems or infrastructure were to be breached or otherwise fail. Likewise, a cyber-attack or other security breach affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and adversely affect the Company or its service providers or counterparties. Many if not all of these risks and uncertainties are beyond the Company’s control.

Even when an attempted cyber incident or other security breach is successfully avoided or thwarted, the Company may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, and may be exposed to reputational damage. If a breach were to occur, moreover, the Company could be exposed to contractual claims, regulatory actions, or litigation by private plaintiffs. Despite the Company’s efforts to ensure the integrity of systems and controls and to manage third-party risk, the Company may not be able to anticipate or implement effective measures to prevent all security breaches or all risks to the sensitive, confidential, or proprietary information that it or its service providers or counterparties collect, store, or transmit.

The Company is heavily reliant on technology, and a failure in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect the Company’s business or performance. Like most financial-services companies, the Company significantly depends on technology to deliver its products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Company invests in system upgrades, new solutions, and other technology initiatives. Many of these initiatives have a significant duration, are tied to critical systems, and require substantial resources. Although the Company takes steps to mitigate the risks and uncertainties associated with these initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Company also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. If the Company were to falter in any of these areas, its business or performance could be negatively impacted.

Negative publicity outside of the Company’s control, or its failure to successfully manage issues arising from its conduct or in connection with the financial-services industry generally, could damage the Company’s reputation and adversely affect its business or performance. The performance and value of the Company’s business could be negatively impacted by any reputational harm that it may suffer. This harm could arise from negative publicity outside of its control or its failure to adequately address issues arising from its conduct or in connection with the financial-services industry generally. Risks to the Company’s reputation could arise in any number of contexts – for example, continuing government responses to the recent global economic crisis, cyber incidents and other security breaches, mergers and acquisitions, lending or investment-management practices, actual or potential conflicts of interest, failures to prevent money laundering, and corporate governance.

The Company faces intense competition from other financial-services companies, and competitive pressures could adversely affect the Company’s business or performance. The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures only to intensify in the future – especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. See “Competition” in Part I, Item 1 of this report beginning on page 3. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses.

The Company’s risk-management and compliance programs or functions may not be effective in mitigating risk and loss. The Company maintains an enterprise risk-management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and compliance risk. The Company also maintains a compliance program to identify, measure, assess, and report on its adherence to applicable law, policies, and procedures. While the Company assesses and improves these programs on an ongoing basis, there can be no assurance that its frameworks or models for risk management, compliance, and related controls will effectively mitigate risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management or compliance programs or if its controls break down, the performance and value of the Company’s business could be adversely affected. The Company could be negatively impacted as well if, despite adequate programs being in place, its risk-management or compliance personnel are ineffective in executing them and mitigating risk and loss.

Liquidity is essential to the Company and its business or performance could be adversely affected by constraints in, or increased costs for, funding. The Company defines liquidity as the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the availability or cost of that funding and thus on its liquidity. These include market disruptions, changes in its credit ratings or the sentiment of its investors, the state of the regulatory environment and monetary and fiscal policies, declines in the value of its investment securities, the loss of substantial deposit relationships, financial or systemic shocks, significant counterparty failures, and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk – Liquidity Risk” in Part II, Item 7A of this report beginning on page 59 for a discussion of how the Company monitors and manages liquidity risk.

If the Company’s subsidiaries are unable to make dividend payments or distributions to the Company, it may be unable to satisfy its obligations to counterparties or creditors or make dividend payments to its shareholders. The Company is a legal entity separate and distinct from its bank and nonbank subsidiaries and depends on dividend payments and distributions from those subsidiaries to fund its obligations to counterparties and creditors and its dividend payments to shareholders. See “Regulation and Supervision –Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates” in Part I, Item 1 of this report beginning on page 6. Any of the Company’s subsidiaries, however, may be unable to make dividend payments or distributions to the Company, including as a result of a deterioration in the subsidiary’s performance, investments in the subsidiary’s own future growth, or regulatory or supervisory requirements. If any subsidiary were unable to remain viable as a going concern, moreover, the Company’s right to participate in a distribution of assets would be subject to the prior claims of the subsidiary’s creditors (including, in the case of the Bank, its depositors and the FDIC).

An inability to attract, retain, or motivate qualified employees could adversely affect the Company’s business or performance. Skilled employees are the Company’s most important resource, and competition for talented people is intense. Even though compensation is among the Company’s highest expenses, it may not be able to locate and hire the best people, keep them with the Company, or properly motivate them to perform at a high level. Recent scrutiny of compensation practices, especially in the financial-services industry, has made this only more difficult. In addition, some parts of the Company’s business are particularly dependent on key personnel, including investment management, asset servicing, and commercial lending. If the Company were to lose and find itself unable to replace these personnel or other skilled employees or if the competition for talent drove its compensation costs to unsustainable levels, the Company’s business, results of operations, and financial condition could be negatively impacted.

The Company is subject to a variety of litigation and other proceedings, which could adversely affect its business or performance. The Company is involved from time to time in a variety of judicial, alternative-dispute, and other proceedings arising out of its business or operations. The Company establishes reserves for claims when appropriate under generally accepted accounting principles, but costs often can be incurred in connection with a matter before any reserve has been created. The Company also maintains insurance policies to mitigate the cost of litigation and other proceedings, but these policies have deductibles, limits, and exclusions that may diminish their value or efficacy. Despite the Company’s efforts to appropriately reserve for claims and insure its business and operations, the actual costs associated with resolving a claim may be substantially higher than amounts reserved or covered. Substantial legal claims, even if not meritorious, could have a detrimental impact on the Company’s business, results of operations, and financial condition and could cause reputational harm.

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

The Company’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in the determination of the allowance for loan losses, calculation of deferred tax assets, the evaluation of goodwill for potential impairments, or the determination of the fair value of assets or liabilities. Furthermore, accounting methods, assumptions and estimates are part of acquisition purchase accounting and the calculation of the fair value of assets and liabilities that have been purchased, including credit-impaired loans. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of this report beginning on page 51. If management’s judgments are later determined to have been inaccurate, the Company may experience unexpected losses that could be substantial.

The Company’s ability to successfully make opportunistic acquisitions is subject to significant risks, including the risk that government authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated. The Company may make opportunistic acquisitions of other financial-services companies or businesses from time to time. These acquisitions may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain that approval in a timely manner or at all. Even when the Company is able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Additionally, acquisitions involve numerous risks and uncertainties, including lower-than-expected performance or higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers or counterparties, and the potential loss of key employees. An acquisition also could be dilutive to the Company’s current shareholders if its common stock were issued to fully or partially pay or fund the purchase price. The Company, moreover, may not be successful in identifying acquisition candidates, integrating acquired companies or businesses, or realizing expected value from acquisitions. There is significant competition for valuable acquisition targets, and the Company may not be able to acquire other companies or businesses on attractive terms. There can be no assurance that the Company will pursue future acquisitions, and the Company’s ability to grow and successfully compete in its markets and regions may be impaired if it chooses not to pursue or is unable to successfully make acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this Form 10-K.

ITEM 2. PROPERTIES

The Company’s headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and opened in July 1986. All 250,000 square feet is occupied by departments and customer service functions of the Bank, as well as offices of the Company.

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

As of December 31, 2015, the Bank operated a total of 115 banking centers and three wealth management offices.

UMBFS leases 88,944 square feet at 235 Galena Street in Milwaukee, Wisconsin, for its fund services operations headquarters. Additionally, UMBFS leases 37,300 square feet at 2225 Washington Boulevard in Ogden, Utah, and 6,302 square fee in 223 Wilmington West Chester Pike in Chadds Ford, Pennsylvania.

Additional information with respect to premises and equipment is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Premises and Equipment,” in the Notes to the Consolidated Financial Statements in Item  8, pages 68 and 90 of this report.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 18, 2016, the Company had 2,365 distinct shareholders of record. Information regarding the Company’s common stock for each quarterly period within the two most recent fiscal years is set forth in the table below.

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
Per Share
2015
Dividend	$0.235	$0.235	$0.235	$0.245
Book value	36.76	37.68	38.56	38.34
Market price:
High	57.32	58.84	58.44	54.87
Low	47.26	49.41	47.03	45.14
Close	52.89	57.02	50.81	46.55

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
Per Share
2014
Dividend	$0.225	$0.225	$0.225	$0.235
Book value	33.94	35.21	35.51	36.10
Market price:
High	68.27	66.98	65.30	61.00
Low	56.15	52.77	54.54	51.87
Close	64.70	63.39	54.55	56.89

Information concerning restrictions on the ability of the Company to pay dividends and the Company’s subsidiaries to transfer funds to the Company is presented in Item 1, page 6 and Note 10, “Regulatory Requirements,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 93 and 94 of this report. Information concerning securities the Company issued under equity compensation plans is contained in Item 12, pages 123 and 124 and in Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 94 through 98 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2015	14,490	$51.30	14,490	1,970,187
November 1 – November 30, 2015	4,626	52.73	4,626	1,965,561
December 1 – December 31, 2015	25,529	50.80	25,529	1,940,032

Total	44,645	$51.16	44,645

On April 28, 2015, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 26, 2016. The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 23 through 53, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

As of and for the years ended December 31,

	2015	2014	2013	2012	2011
EARNINGS
Interest income	$430,681	$363,871	$348,341	$339,685	$343,653
Interest expense	18,614	13,816	15,072	19,629	26,680
Net interest income	412,067	350,055	333,269	320,056	316,973
Provision for loan losses	15,500	17,000	17,500	17,500	22,200
Noninterest income	466,454	498,688	491,833	458,122	414,332
Noninterest expense	703,736	665,680	623,204	589,669	561,674
Net income	116,073	120,655	133,965	122,717	106,472

AVERAGE BALANCES
Assets	$17,786,442	$15,998,893	$15,030,762	$13,389,192	$12,417,274
Loans, net of unearned interest	8,425,107	6,975,338	6,221,318	5,251,278	4,756,165
Total investment securities	7,330,246	7,053,837	7,034,542	6,528,523	5,774,217
Interest-bearing due from banks	664,752	843,134	663,818	547,817	837,807
Deposits	14,078,290	12,691,273	11,930,318	10,521,658	9,593,638
Long-term debt	58,571	6,059	4,748	5,879	11,284
Shareholders’ equity	1,805,856	1,599,765	1,337,107	1,258,284	1,138,625

YEAR-END BALANCES
Assets	$19,094,245	$17,500,960	$16,911,852	$14,927,196	$13,541,398
Loans, net of unearned interest	9,431,350	7,466,418	6,521,869	5,690,626	4,970,558
Total investment securities	7,568,870	7,285,667	7,051,127	7,134,316	6,277,482
Interest-bearing due from banks	522,877	1,539,386	2,093,467	720,500	1,164,007
Deposits	15,092,752	13,616,859	13,640,766	11,653,365	10,169,911
Long-term debt	86,070	8,810	5,055	5,879	6,529
Shareholders’ equity	1,893,694	1,643,758	1,506,065	1,279,345	1,191,132

PER SHARE DATA
Earnings – basic	$2.46	$2.69	$3.25	$3.07	$2.66
Earnings – diluted	2.44	2.65	3.20	3.04	2.64
Cash dividends	0.95	0.91	0.87	0.83	0.79
Dividend payout ratio	38.62%	33.83%	26.77%	27.04%	29.70%
Book value	$38.34	$36.10	$33.30	$31.71	$29.46
Market price
High	58.84	68.27	65.44	52.61	45.20
Low	45.14	51.87	43.27	37.68	30.49
Close	46.55	56.89	64.28	43.82	37.25

Return on average assets	0.65%	0.75%	0.89%	0.92%	0.86%
Return on average equity	6.43	7.54	10.02	9.75	9.35
Average equity to average assets	10.15	10.00	8.90	9.40	9.17
Total risk-based capital ratio	12.80	14.04	14.43	11.92	12.20

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for the year-ended December 31, 2015. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;

•	changes in laws or the regulatory environment, including as a result of recent financial-services legislation or regulation;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;

•	changes in accounting standards or policies;

•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;

•	changes in spending, borrowing, or saving by businesses or households;

•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;

•	changes in any credit rating assigned to the Company or its affiliates;

•	adverse publicity or other reputational harm to the Company;

•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•	the Company’s ability to innovate to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;

•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, the Company or the financial-services industry;

•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;

•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;

•	the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal control over financial reporting, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;

•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;

•	mergers or acquisitions, including the Company’s ability to integrate acquisitions;

•	the adequacy of the Company’s succession planning for key executives or other personnel;

•	the Company’s ability to grow revenue, control expenses, or attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or

•	other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.

Any forward-looking statement made by the Company or on its behalf speaks only as of the date that it was made. The Company does not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except as required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that the Company may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

Results of Operations

Overview

The Company focuses on the following four core strategic objectives. Management believes these strategic objectives will guide its efforts to achieving its vision, to deliver the unparalleled customer experience, all the while seeking to improve net income and strengthen the balance sheet.

The first strategic objective is a focus on improving operating efficiencies. Over the past two quarters, an in-depth review of the organization was completed to identify efficiencies. The Company plans to utilize this review to simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies among various platforms and distribution networks. The Company has identified a total of $32.9 million in annualized savings to be realized over the coming quarters as a result of the elimination of employee positions and business process improvements. These savings are discussed further in the Company’s Current Report on Form 8-K filed January 26, 2016. This total does not include the additional cost savings we expect to recognize related to the Marquette integration, or any ongoing efficiencies identified through our normal course of business. The Company continues to invest in technological advances that will help management drive operating efficiencies in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is a focus on net interest income through loan and deposit growth. During 2015, continued progress on this strategy was illustrated by an increase in net interest income of $62.0 million, or 17.7 percent, from the previous year. The Company has continued to show increased net interest income in a historically low rate environment through the effects of increased volume of average earning assets and a low cost of funds in its Consolidated Balance Sheets. On May 31, 2015, the Marquette acquisition was completed, which added earning assets with an acquired value of $1.2 billion to the Company’s Consolidated Balance Sheets. Average earning assets increased $1.6 billion, or 10.6 percent from December 31, 2014. The funding for these assets was driven primarily by an 8.5 percent increase in average interest-bearing liabilities and a 14.1 percent increase in average noninterest-bearing demand deposits. Average loan balances increased $1.4 billion, or 20.8 percent compared to the same period in 2014. Net interest margin, on a tax-equivalent basis, increased 15 basis points compared to the same period in 2014.

The third strategic objective is to grow the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations. By maintaining a diverse source of revenues, this strategy has helped reduce the Company’s exposure to sustained low interest rates. During 2015, noninterest income decreased $32.2 million, or 6.5 percent, to $466.5 million for the year ended December 31, 2015, compared to the same period in 2014. This change is discussed in greater detail below under Noninterest income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At December 31, 2015, noninterest income represented 53.1 percent of total revenues, compared to 58.8 percent at December 31, 2014.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and properly utilizing a share repurchase program. At December 31, 2015, the Company had $1.9 billion in total shareholders’ equity. This is an increase of $249.9 million, or 15.2 percent, compared to total shareholders’ equity at December 31, 2014. This increase is primarily attributable to the issuance of common stock for the acquisition of Marquette of $179.7 million on May 31, 2015. At December 31, 2015, the Company had a total risk-based capital ratio of 12.80 percent. The Company repurchased 164,335 shares of common stock at an average price of $51.46 per share during 2015. Further, the Company paid $46.0 million in dividends during 2015, which represents an 11.2 percent increase compared to 2014.

Earnings Summary

The Company recorded consolidated net income of $116.1 million for the year-ended December 31, 2015. This represents a 3.8 percent decrease over 2014. Net income for 2014 was $120.7 million, or a decrease of 9.9 percent compared to 2013. Basic earnings per share for the year ended December 31, 2015, were $2.46 per share compared to $2.69 per share in 2014 and $3.25 per share in 2013. Basic earnings per share for 2015 decreased

8.6 percent as compared to 2014, which decreased 17.2 percent as compared to 2013. Fully diluted earnings per share decreased 7.9 percent as compared to 2014, which decreased 17.2 percent as compared to 2013.

The Company’s net interest income increased to $412.1 million in 2015 compared to $350.1 million in 2014 and $333.3 million in 2013. In total, a favorable volume variance coupled with a smaller favorable rate variance, resulted in a $62.0 million increase in net interest income in 2015, compared to 2014. See Table 2 on page 29. The favorable volume variance on earning assets was predominantly driven by the increase in average loan balances of $1.4 billion, or 20.8 percent, for 2015 compared to the same period in 2014. Net interest margin, on a tax-equivalent basis, increased to 2.64 percent for 2015, compared to 2.49 percent for the same periods in 2014. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million at May 31, 2015. Marquette also added interest-bearing liabilities with an acquired value of $910.8 million primarily from interest-bearing deposits of $708.7 million at May 31, 2015. Despite the current low interest rate environment, the Company continues to see benefit from interest-free funds. The impact of this benefit increased two basis points compared to 2014 and is illustrated on Table 3 on page 30. The $16.8 million increase in net interest income in 2014, compared to 2013, is primarily a result of a favorable volume variance. The favorable volume variance on earning assets was predominantly driven by the increase in average loan balances of $754.0 million, or 12.1 percent, for 2014 compared to the same period in 2013. The current economic environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 20 in Item 7A on page 55 for an illustration of the impact of a rate increase or decrease on net interest income as of December 31, 2015.

The Company had a decrease of $32.2 million, or 6.5 percent, in noninterest income in 2015, as compared to 2014, and a $6.9 million, or 1.4 percent, increase in 2014, compared to 2013. The decrease in 2015 is primarily attributable to lower trust and securities processing income and unrealized equity losses on alternative investments offset by increased gains on the sales of securities available for sale. Trust and securities processing income decreased $26.0 million, or 9.0 percent, for the year ended December 31, 2015, compared to the same period in 2014. Equity earnings on alternative investments decreased $16.2 million for the year ended December 31, 2015 primarily related to valuation declines in equity-method investments in PCM. Gains of $10.4 million on securities available for sale were recognized during the year ended December 31, 2015 compared to $4.1 million during the same period in 2014. The change in noninterest income in 2015 from 2014, and 2014 from 2013 is illustrated on Table 6 on page 33.

Noninterest expense increased in 2015 by $38.1 million, or 5.7 percent, compared to 2014 and increased in 2014 by $42.5 million, or 6.8 percent, compared to 2013. The increase in 2015 is primarily driven by an increase of $47.9 million, or 13.4 percent, in salary and employee benefit expense, and a $9.9 million, or 18.5 percent increase in equipment expense driven by increased computer hardware and software expense, which was partially offset by the $20.3 million contingency reserve recorded in 2014. The increase in noninterest expense in 2015 from 2014, and 2014 from 2013 is illustrated on Table 7 on page 34.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2015, 2014 and 2013.

Net interest margin, presented in Table 1 on page 27, is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 3 analyzes net interest margin for the three years ended December 31, 2015, 2014 and 2013. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2013 through 2015 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2015			2014
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2)(3)(4)	$8,425.1	$308.3	3.66%	$6,975.3	$245.3	3.52%
Securities:
Taxable	4,823.7	75.3	1.56	4,898.8	76.2	1.56
Tax-exempt (FTE)	2,473.8	67.3	2.72	2,122.8	60.4	2.84

Total securities	7,297.5	142.6	1.95	7,021.6	136.6	1.94
Federal funds sold and resell agreements	76.1	0.7	0.92	48.9	0.2	0.53
Interest-bearing	664.8	2.4	0.35	843.2	2.5	0.30
Other earning assets (FTE)	32.7	0.5	1.46	32.2	0.5	1.46

Total earning assets (FTE)	16,496.2	454.5	2.75	14,921.2	385.1	2.58
Allowance for loan losses	(77.9)			(76.5)
Cash and due from banks	496.4			435.3
Other assets	871.7			718.9

Total assets	$17,786.4			$15,998.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$7,010.3	$7.9	0.11%	$6,403.5	$6.2	0.10%
Time deposits under $250,000	700.9	3.9	0.56	549.6	3.0	0.55
Time deposits of $250,000 or more	439.4	2.5	0.57	541.6	3.0	0.55

Total interest bearing deposits	8,150.6	14.3	0.18	7,494.7	12.2	0.16
Short-term debt	1.9	—	—	—	—	—
Long-term debt	57.3	2.5	4.36	6.1	—	—
Federal funds purchased and repurchase agreements	1,590.8	1.8	0.11	1,535.0	1.6	0.11

Total interest bearing liabilities	9,800.6	18.6	0.19	9,035.8	13.8	0.15
Noninterest bearing demand deposits	5,927.6			5,196.5
Other	252.3			166.8

Total	15,980.5			14,399.1

Total shareholders’ equity	1,805.9			1,599.8

Total liabilities and shareholders’ equity	$17,786.4			$15,998.9

Net interest income (FTE)		$435.9			$371.3
Net interest spread			2.56%			2.43%
Net interest margin			2.64%			2.49%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a marginal tax rate of 36%. The tax-equivalent interest income and yields give effect to disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $23.8 million, $21.2 million, and $22.2 million in 2015, 2014, and 2013, respectively.
(2)	Loan fees are included in interest income. Such fees totaled $11.4 million, $9.9 million, and $10.9 million in 2015, 2014, and 2013, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.
(4)	Amount includes loans held for sale.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (in millions)

	2013
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans, net of unearned interest (FTE) (2)(3)	$6,221.3	$229.7	3.69%
Securities:
Taxable	4,876.3	75.2	1.54
Tax-exempt (FTE)	2,102.2	62.5	2.97

Total securities	6,978.5	137.7	1.97
Federal funds sold and resell agreements	36.6	0.2	0.53
Interest-bearing	663.9	1.9	0.29
Other earning assets (FTE)	56.0	1.1	1.90

Total earning assets (FTE)	13,956.3	370.6	2.66
Allowance for loan losses	(72.4)
Cash and due from banks	439.5
Other assets	707.4

Total assets	$15,030.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$6,073.5	$5.3	0.09%
Time deposits under $250,000	577.9	4.0	0.69
Time deposits of $250,000 or more	569.3	3.9	0.69

Total interest bearing deposits	7,220.7	13.2	0.18
Short-term debt	0.2	—	—
Long-term debt	4.7	0.2	4.26
Federal funds purchased and repurchase agreements	1,613.6	1.7	0.11

Total interest bearing liabilities	8,839.2	15.1	0.17
Noninterest bearing demand deposits	4,709.6
Other	144.9

Total	13,693.7

Total shareholders’ equity	1,337.1

Total liabilities and shareholders’ equity	$15,030.8

Net interest income (FTE)		$355.5
Net interest spread			2.49%
Net interest margin			2.55%

Table 2

RATE-VOLUME ANALYSIS (in thousands)

This analysis attributes changes in net interest income either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in net interest income that is due to both volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. All rates are presented on a tax-equivalent basis and give effect to the disallowance of interest expense for federal income tax purposes, related to certain tax-free assets. The loan average balances and rates include nonaccrual loans.

Average Volume		Average Rate		2015 vs. 2014	Increase (Decrease)
2015	2014	2015	2014		Volume	Rate	Total
				Change in interest earned on:
$8,425,107	$6,975,338	3.66%	3.52%	Loans	$53,057	$9,990	$63,047
				Securities:
4,823,710	4,898,826	1.56	1.56	Taxable	(1,173)	296	(877)
2,473,811	2,122,822	2.72	2.84	Tax-exempt	7,565	(3,176)	4,389
76,108	48,869	0.92	0.53	Federal funds and resell agreements	249	189	438
664,752	843,134	0.35	0.30	Interest-bearing due from banks	(632)	463	(169)
32,725	32,189	1.46	1.46	Other	(14)	(4)	(18)

16,496,213	14,921,178	2.75	2.58	Total	59,052	7,758	66,810
				Change in interest incurred on:
8,150,588	7,494,744	0.18	0.16	Interest-bearing deposits	1,148	879	2,027
1,590,776	1,535,038	0.11	0.11	Federal funds and repurchase agreements	63	106	169
59,174	6,059	4.33	(0.69)	Trading securities	2,298	304	2,602

$9,800,538	$9,035,841	0.19%	0.15%	Total	3,509	1,289	4,798

				Net interest income	$55,543	$6,469	$62,012

Average Volume		Average Rate		2014 vs. 2013	Increase (Decrease)
2014	2013	2014	2013		Volume	Rate	Total
				Change in interest earned on:
$6,975,338	$6,221,318	3.52%	3.69%	Loans	$26,534	$(10,921)	$15,613
				Securities:
4,898,826	4,876,304	1.56	1.54	Taxable	350	652	1,002
2,122,822	2,102,216	2.84	2.97	Tax-exempt	750	(1,940)	(1,190)
48,869	36,589	0.53	0.53	Federal funds and resell agreements	65	1	66
843,134	663,818	0.30	0.29	Interest-bearing due from banks	537	70	607
32,189	56,022	1.46	1.90	Other	(333)	(235)	(568)

14,921,178	13,956,267	2.58	2.66	Total	27,903	(12,373)	15,530
				Change in interest incurred on:
7,494,744	7,220,675	0.16	0.18	Interest-bearing deposits	448	(1,389)	(941)
1,535,038	1,613,584	0.11	0.11	Federal funds and repurchase agreements	(83)	(40)	(123)
6,059	4,972	(0.69)	3.02	Trading securities	(8)	(184)	(192)

$9,035,841	$8,839,231	0.15%	0.17%	Total	357	(1,613)	(1,256)

				Net interest income	$27,546	$(10,760)	$16,786

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2015	2014	2013
Average earning assets	$16,496,213	$14,921,178	$13,956,267
Interest-bearing liabilities	9,800,538	9,035,841	8,839,231

Interest-free funds	$6,695,675	$5,885,337	$5,117,036

Free funds ratio (interest free funds to average earning assets)	40.59%	39.44%	36.66%

Tax-equivalent yield on earning assets	2.75%	2.58%	2.66%
Cost of interest-bearing liabilities	0.19	0.15	0.17

Net interest spread	2.56%	2.43%	2.49%
Benefit of interest-free funds	0.08	0.06	0.06

Net interest margin	2.64%	2.49%	2.55%

The Company experienced an increase in net interest income of $62.0 million, or 17.7 percent, for the year-ended December 31, 2015, compared to 2014. This follows an increase of $16.8 million, or 5.0 percent, for the year-ended December 31, 2014, compared to 2013. As noted above, the impacts of the Marquette acquisition are included in these results. Average earning assets increased by $1.6 billion, or 10.6 percent, compared to the same period in 2014. Net interest margin, on a tax-equivalent basis, increased to 2.64 percent for 2015 compared to 2.49 percent in 2014. As illustrated in Table 2, the 2015 and 2014 increases are primarily due to the favorable volume variances in earning assets.

The Company maintains a significant portion of its deposit funding with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 41.8 percent, 41.4 percent and 38.0 percent of total outstanding deposits at December 31, 2015, 2014 and 2013, respectively. As illustrated in Table 3, the impact from these interest-free funds was eight basis points in 2015, compared to six basis points in 2014 and 2013.

The Company has experienced an increase in the yields of its earning assets and interest-bearing liabilities during the 2015 primarily due to the Marquette acquisition. The average rate on earning assets during 2015 has increased by 17 basis points, while the average rate on interest-bearing liabilities increased by four basis points, resulting in a 13 basis point increase in spread. The volume of loans has increased from an average of $7.0 billion in 2014 to an average of $8.4 billion in 2015. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2016, approximately $1.7 billion of available for sale securities are expected to have principal repayments. This includes approximately $370 million which will have principal repayments during the first quarter of 2016. The total investment portfolio had an average life of 44.8 months, 43.6 months, and 47.6 months as of December 31, 2015, 2014, and 2013, respectively.

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

Table 4 presents the components of the allowance by loan portfolio segment. The Company manages the ALL against the risk in the entire loan portfolio and therefore, the allocation of the ALL to a particular loan segment may change in the future. Management of the Company believes the present ALL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions. Future economic conditions and borrowers’ ability to meet their obligations, however, are uncertainties which could affect the Company’s ALL and/or need to change its current level of provision. For more information on loan portfolio segments and ALL methodology refer to Note 3, “Loans and Allowance for Loan Losses,” in the Notes to the Consolidated Financial Statements.

Table 4

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (in thousands)

This table presents an allocation of the allowance for loan losses by loan portfolio segment, which represents the inherent probable loss derived by both quantitative and qualitative methods. The amounts presented are not necessarily indicative of actual future charge-offs in any particular category and are subject to change.

	December 31,
	2015	2014	2013	2012	2011
Loan Category
Commercial	$63,847	$55,349	$48,886	$43,390	$37,927
Real estate	8,220	10,725	15,342	15,506	20,486
Consumer	8,949	9,921	10,447	12,470	13,593
Leases	127	145	76	60	11

Total allowance	$81,143	$76,140	$74,751	$71,426	$72,017

Table 5 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” on page 58 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ALL methodology refer to Note 3, “Loans and Allowance for Loan Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ALL decreased as a percentage of total loans to 0.86 percent as of December 31, 2015, compared to 1.02 percent as of December 31, 2014. Based on the factors above, provision for loan loss totaled $15.5 million for the year-ended December 31, 2015, which is a decrease of $1.5 million, or 8.8 percent, compared to the same period in 2014. This provision for loan losses totaled $17.0 million and $17.5 million for the years-ended December 31, 2014 and 2013, respectively.

Table 5

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

	2015	2014	2013	2012	2011
Allowance-beginning of year	$76,140	$74,751	$71,426	$72,017	$73,952
Provision for loan losses	15,500	17,000	17,500	17,500	22,200
Charge-offs:
Commercial	(5,239)	(7,307)	(4,748)	(8,446)	(12,693)
Consumer
Credit card	(8,555)	(10,104)	(10,531)	(11,148)	(13,493)
Other	(1,103)	(1,323)	(1,600)	(1,530)	(1,945)
Real estate	(214)	(259)	(775)	(932)	(532)

Total charge-offs	(15,111)	(18,993)	(17,654)	(22,056)	(28,663)
Recoveries:
Commercial	1,824	848	867	1,136	813
Consumer
Credit card	1,802	1,803	1,720	1,766	2,366
Other	667	687	815	1,035	1,317
Real estate	321	44	77	28	32

Total recoveries	4,614	3,382	3,479	3,965	4,528

Net charge-offs	(10,497)	(15,611)	(14,175)	(18,091)	(24,135)

Allowance-end of year	$81,143	$76,140	$74,751	$71,426	$72,017

Average loans, net of unearned interest	$8,423,997	$6,974,246	$6,217,240	$5,243,264	$4,748,909
Loans at end of year, net of unearned interest	9,430,761	7,465,794	6,520,512	5,686,749	4,960,343
Allowance to loans at year-end	0.86%	1.02%	1.15%	1.26%	1.45%
Allowance as a multiple of net charge-offs	7.73x	4.88x	5.27x	3.95x	2.98x
Net charge-offs to:
Provision for loan losses	67.72%	91.83%	81.00%	103.38%	108.71%
Average loans	0.12	0.22	0.23	0.35	0.51

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability by providing a diverse source of revenue not directly tied to interest rates. Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income decreased in 2015 by $32.2 million, or 6.5 percent, compared to 2014 and increased in 2014 by $6.9 million, or 1.4 percent, compared to 2013. The decrease in 2015 is primarily attributable to lower trust and securities processing income and unrealized equity losses on alternative investments, which was partially offset by an increase in gains on securities available for sale. The increase in 2014 is primarily attributable to higher trust and securities processing income and bankcard fees, partially offset by decreases in gains on securities available for sale and equity earnings on alternative investments

The Company’s fee-based services offer multiple products and services to customers which management believes will more closely align to the customer’s product demand with the Company. The Company’s ongoing focus is to continue to develop and offer multiple products and services to its customers. The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading/brokerage and cash/treasury management. Management believes that it can offer these products and services both efficiently and profitably, as most have common platforms and support structures.

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2015	2014	2013	15-14	14-13	15-14	14-13
Trust and securities processing	$262,056	$288,054	$265,948	$(25,998)	$22,106	(9.0)%	8.3%
Trading and investment banking	20,218	19,398	20,641	820	(1,243)	4.2	(6.0)
Service charges on deposit accounts	86,460	85,299	84,133	1,161	1,166	1.4	1.4
Insurance fees and commissions	2,530	3,011	3,727	(481)	(716)	(16.0)	(19.2)
Brokerage fees	11,753	10,761	11,470	992	(709)	9.2	(6.2)
Bankcard fees	69,211	67,250	62,031	1,961	5,219	2.9	8.4
Gains on sales of securities available for sale, net	10,402	4,127	8,542	6,275	(4,415)	>100.0	(51.7)
Equity (losses) earnings on alternative investments	(12,188)	3,975	19,048	(16,163)	(15,073)	>100.0	(79.1)
Other	16,012	16,813	16,293	(801)	520	(4.8)	3.2

Total noninterest income	$466,454	$498,688	$491,833	$(32,234)	$6,855	(6.5)%	1.4%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2015 compared to 2014, and in 2014 compared to 2013.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and mutual fund assets servicing. This income category decreased by $26.0 million, or 9.0 percent in 2015, compared to 2014, and increased by $22.1 million, or 8.3 percent in 2014, compared to 2013. The Company increased fee income from institutional and personal investment management services by $5.3 million in 2015 and $12.8 million in 2014. In 2015, $2.4 million of the increase was attributable to Marquette. Fund administration and custody services fee income increased by $2.9 million and $8.4 million in 2015 and 2014, respectively. Advisory fee income from the Scout funds decreased $35.6 million in 2015 compared to 2014 and decreased $1.9 million in 2014 compared to 2013 due to changes in the underlying assets under management. The mix of assets under management in the Institutional Investment Management segment has shifted to a higher percentage of fixed income versus equity in 2015 and 2014. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Gains on sales of securities available for sale increased $6.3 million in 2015 compared to 2014 and decreased by $4.4 million in 2014 compared to 2013. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from period to period in the amount of realized gains.

Equity earnings on alternative investments decreased $16.2 million to an unrealized loss position in 2015 compared to 2014 and decreased $15.1 million in 2014 compared to 2013, primarily due to the changes in unrealized losses on PCM investments.

Noninterest Expense

Noninterest expense increased in 2015 by $38.1 million, or 5.7 percent, compared to 2014 and increased in 2014 by $42.5 million, or 6.8 percent, compared to 2013. The main drivers of this increase in 2015 were salaries and employee benefits expense, equipment expense, and legal and professional expense. The increases in 2014 were salaries and employee benefits expense, equipment expense, and a contingency reserve established in 2014. Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2015	2014	2013	15-14	14-13	15-14	14-13
Salaries and employee benefits	$406,472	$358,569	$339,691	$47,903	$18,878	13.4%	5.6%
Occupancy, net	43,861	40,197	39,291	3,664	906	9.1	2.3
Equipment	63,533	53,609	49,207	9,924	4,402	18.5	8.9
Supplies and services	18,579	20,411	20,387	(1,832)	24	(9.0)	0.1
Marketing and business development	23,730	24,148	22,703	(418)	1,445	(1.7)	6.4
Processing fees	51,328	56,049	57,791	(4,721)	(1,742)	(8.4)	(3.0)
Legal and consulting	26,390	20,407	18,703	5,983	1,704	29.3	9.1
Bankcard	20,288	19,594	18,381	694	1,213	3.5	6.6
Amortization of other intangible assets	12,090	12,193	13,218	(103)	(1,025)	(0.8)	(7.8)
Regulatory fees	12,125	10,445	9,129	1,680	1,316	16.1	14.4
Contingency reserve	—	20,272	—	(20,272)	20,272	(100.0)	100.0
Other	25,340	29,786	34,703	(4,446)	(4,917)	(14.9)	(14.2)

Total noninterest expense	$703,736	$665,680	$623,204	$38,056	$42,476	5.7%	6.8%

Salaries and employee benefits expense increased $47.9 million, or 13.4 percent, and $18.9 million, or 5.6 percent, in 2015 and 2014, respectively. The increase in both 2015 and 2014 is primarily due to higher employee base salaries, higher commissions and bonuses, and higher cost of benefits. Base salaries increased by $31.1 million, or 14.0 percent, in 2015, compared to the same period in 2014. Commissions and bonuses increased by $14.3 million, or 19.0 percent, in 2015, compared to the same period in 2014. Employee benefits increased by $2.5 million, or 4.0 percent, in 2015, compared to the same period in 2014. The Marquette acquisition contributed $23.2 million of increased salary and employee benefits expense in 2015. Included in these numbers is acquisition related severance expense of $2.4 million in 2015. Additionally, non-acquisition related severance expense contributed $4.6 million toward the increase in 2015.

Equipment expense increased $9.9 million, or 18.5 percent and $4.4 million, or 8.9 percent in 2015 and 2014, respectively. This increase is driven by increased computer hardware and software expenses for investments for regulatory requirements, cyber security and the ongoing modernization of our core systems in both years.

Legal and consulting expense increased $6.0 million, or 29.3 percent, in 2015. This increase was driven by $4.8 million in acquisition related expense related to the Marquette acquisition in 2015. The increases are also related to increased consulting expense from technology projects.

Processing fees expense decreased $4.7 million, or 8.4 percent, in 2015. This reduction is primarily driven by decreased fees paid by the advisor to distributors of the Scout Funds

On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of

PCM. A total estimated settlement liability of $20.3 million was accrued in 2014. This contingency reserve is included in the Contingency reserve line on Company’s Consolidated Statements of Income. Fair value adjustments subsequent to the settlement date are included in Other noninterest expense.

Other noninterest expense decreased $4.4 million, or 14.9 percent, and $4.9 million, or 14.2 percent, in 2015 and 2014, respectively, driven by a decrease in fair value adjustments to the contingent consideration liabilities on acquisitions in both years.

Total acquisition related expenses for Marquette recognized in noninterest expense during 2015 totaled $9.8 million.

Income Taxes

Income tax expense totaled $43.2 million, $45.4 million and $50.4 million in 2015, 2014 and 2013, respectively. These amounts equate to effective rates of 27.1 percent, 27.3 percent and 27.4 percent for 2015, 2014 and 2013, respectively. The decrease in the effective tax rate from 2014 to 2015 and from 2013 to 2014 results from changes in the portion of income earned from tax-exempt municipal securities. Amortization of investments in low-income housing tax credit (LIHTC) partnerships was previously recorded as part of Other noninterest expense. Due to the implementation of Accounting Standards Update (ASU) No. 2014-01, this amortization is now recorded in Income tax expense and was applied retrospectively to the 2013 and 2014 Consolidated Statements of Income.

For further information on income taxes refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

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

Table 8

Bank Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$348,701	$292,356	$56,345	19.3%
Provision for loan losses	8,541	9,175	(634)	(6.9)
Noninterest income	188,444	194,223	(5,779)	(3.0)
Noninterest expense	446,656	404,203	42,453	10.5

Income before taxes	81,948	73,201	8,747	11.9
Income tax expense	22,127	24,095	(1,968)	(8.2)

Net income	$59,821	$49,106	$10,715	21.8%

Bank net income increased by $10.7 million, or 21.8 percent, to $59.8 million for the year ended December 31, 2015, compared to the same period in 2014. Net interest income increased $56.3 million, or 19.3 percent, for the year ended December 31, 2015, compared to the same period in 2014, driven by strong loan growth and the acquisition of Marquette. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million, each at May 31, 2015. Provision for loan losses decreased by $0.6 million, due to characteristics of the loan portfolio driving a decreased allowance for loan loss reserve for this segment. Noninterest income decreased $5.8 million, or 3.0 percent, over the same period in 2014 driven by unrealized losses on PCM equity-method investments of $16.2 million and decreased deposit service charges of $2.8 million. These decreases were partially offset by increases of $6.3 million in securities gains and $5.8 million in trust and securities processing income due to the Marquette acquisition as well as an increase in asset values and new business generated during the current year compared to the same period last year.

Noninterest expense increased $42.5 million, or 10.5 percent, to $446.7 million for the year ended December 31, 2015, compared to the same period in 2014. The increase in noninterest expense is primarily due to a $33.0 million increase in salaries and benefits, of which $23.2 million was related to the acquisition of Marquette. Additional increases include $19.0 million in increased technology, occupancy, and other service-based expenses as compared to the same period last year, an increase of $3.2 million in legal and consulting expense driven by acquisition expenses related to Marquette, and $2.5 million of increased amortization of intangibles related to the new intangibles acquired related to Marquette. These increases are partially offset by a $20.3 million decrease in the contingency reserve recorded in 2014 with no comparable amount recorded during 2015. On June 30, 2014, the Company entered into a settlement agreement to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. A contingency reserve of $20.3 million was recorded in 2014 related to the settlement.

Table 9

Payment Solutions Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$58,288	$52,251	$6,037	11.6%
Provision for loan losses	6,959	7,825	(866)	(11.1)
Noninterest income	91,326	84,478	6,848	8.1
Noninterest expense	106,016	93,915	12,101	12.9

Income before taxes	36,639	34,989	1,650	4.7
Income tax expense	10,043	7,791	2,252	28.9

Net income	$26,596	$27,198	$(602)	(2.2)%

For the year ended December 31, 2015, Payment Solutions net income decreased $0.6 million, or 2.2 percent, to $26.6 million compared to the same period in 2014. Net interest income increased $6.0 million, or 11.6 percent and provision for loan losses decreased $0.9 million for the year ended December 31, 2015, compared to the same period in 2014. Noninterest income increased $6.8 million, or 8.1 percent, driven by an increase in deposit service charges of $3.9 million due to increases in health savings accounts and corporate services income and an increase of $1.7 million in card services income due to increased interchange fees. Noninterest expense increased by $12.1 million, or 12.9 percent, primarily due to a $5.0 million increase in salaries and benefits and $6.0 million of increased technology, occupancy, and other service-based expenses as compared to the same period last year.

Table 10

Institutional Investment Management Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$2	$(3)	$5	>100.0%
Provision for loan losses	—	—	—	—
Noninterest income	95,097	131,225	(36,128)	(27.5)
Noninterest expense	71,413	92,048	(20,635)	(22.4)

Income before taxes	23,686	39,174	(15,488)	(39.5)
Income tax expense	6,490	10,093	(3,603)	(35.7)

Net income	$17,196	$29,081	$(11,885)	(40.9)%

For the year ended December 31, 2015, Institutional Investment Management net income decreased $11.9 million, or 40.9 percent, compared to the same period last year. Noninterest income decreased $36.1 million, or 27.5 percent, due to a $34.7 million decrease in advisory fees from the Scout funds, which is offset by a $1.0 million increase in advisory fees from separately managed accounts. Scout assets under management totaled $27.2 billion as of December 31, 2015 compared to $31.2 billion for the same period in 2014. Additionally, the mix of assets under management in Scout has shifted between the two periods from 67 percent fixed income assets and 33 percent equity assets as of December 31, 2014 to 78 percent fixed income assets and 22 percent equity assets as of December 31, 2015. The decrease in noninterest expense of $20.6 million, or 22.4 percent, over the prior year was primarily due to an $8.7 million decrease in fair value adjustmenst to the contingent consideration liability on acquisitions, a decrease of $8.8 million in fees paid by the advisor to third-party distributors of the Scout Funds, and a decrease of $1.1 million in salaries and benefits.

Table 11

Asset Servicing Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2015	2014	15-14	15-14
Net interest income	$5,076	$5,451	$(375)	(6.9)%
Provision for loan losses	—	—	—	—
Noninterest income	91,587	88,762	2,825	3.2
Noninterest expense	79,651	75,514	4,137	5.5

Income before taxes	17,012	18,699	(1,687)	(9.0)
Income tax expense	4,552	3,429	1,123	32.8

Net income	$12,460	$15,270	$(2,810)	(18.4)%

For the year ended December 31, 2015, Asset Servicing net income decreased $2.8 million, or 18.4 percent, to $12.5 million as compared to 2014. Net interest income decreased $0.4 million compared to last year. Noninterest income increased $2.8 million, or 3.2 percent, due to a $2.9 million, or 3.3 percent, increase in fee income from growth in asset and transaction-based fees and new business in alternative investment and fund administration. As of December 31, 2015, assets under administration totaled $185.6 billion compared to $198.3 billion at December 31, 2014. Noninterest expense increased $4.1 million, or 5.5 percent, due to increased salaries and benefits of $2.2 million, increased occupancy expenses of $0.8 million, $0.5 million of increased legal and consulting expense, and $0.4 million of increased processing fees.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services. Loan balances held for investment increased by $2.0 billion, or 26.3 percent, in 2015. A significant driver in the increase in loans was the acquisition of Marquette and its loan portfolio. These acquired Marquette loans and loans originated through the legacy Marquette channels had an actual balance at December 31, 2015 of $1.0 billion. This total includes $325.2 million in commercial real estate loans, $219.2 million in asset-based loans, $99.6 million in commercial loans, $99.4 million in residential real estate loans, and $90.7 million in factoring loans, The remaining increase in loans of $1.0 billion at December 31, 2015 as compared to December 31, 2014 was comprised of loans originated through the legacy UMB channels. This increase was primarily driven by an increase in commercial real estate loans of $471.3 million and an increase in commercial loans of $292.1 million.

Table 12

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31,
	2015	2014	2013	2012	2011
Commercial	$4,205,736	$3,814,009	$3,301,503	$2,873,694	$2,234,817
Asset-based	219,244	—	—	—	—
Factoring	90,686	—	—	—	—
Commercial – credit card	125,361	115,709	103,270	104,320	95,339
Real estate – construction	416,568	256,006	152,875	78,486	84,590
Real estate – commercial	2,662,772	1,866,301	1,702,151	1,435,811	1,394,555
Leases	41,857	39,090	23,981	19,084	3,834

Total business-related	7,762,224	6,091,115	5,283,780	4,511,395	3,813,135

Real estate – residential	492,227	319,827	289,356	212,363	185,886
Real estate – HELOC	729,963	643,586	566,128	573,923	533,032
Consumer – credit card	291,570	310,296	318,336	334,518	333,646
Consumer – other	154,777	100,970	62,912	54,550	94,644

Total consumer-related	1,668,537	1,374,679	1,236,732	1,175,354	1,147,208

Loans before allowance and loans held for sale	9,430,761	7,465,794	6,520,512	5,686,749	4,960,343
Allowance for loan losses	(81,143)	(76,140)	(74,751)	(71,426)	(72,017)

Net loans before loans held for sale	9,349,618	7,389,654	6,445,761	5,615,323	4,888,326
Loans held for sale	589	624	1,357	3,877	10,215

Net loans and loans held for sale	$9,350,207	$7,390,278	$6,447,118	$5,619,200	$4,898,541

As a % of total loans and loans held for sale
Commercial	44.60%	51.08%	50.63%	50.49%	44.96%
Asset-based	2.32	—	—	—	—
Factoring	0.96	—	—	—	—
Commercial – credit card	1.33	1.55	1.58	1.83	1.92
Real estate – construction	4.42	3.43	2.34	1.38	1.70
Real estate – commercial	28.23	25.00	26.10	25.23	28.06
Leases	0.44	0.52	0.37	0.34	0.08

Total business-related	82.30	81.58	81.02	79.27	76.72

Real estate – residential	5.22	4.28	4.44	3.73	3.74
Real estate – HELOC	7.74	8.62	8.68	10.09	10.72
Consumer – credit card	3.09	4.16	4.88	5.88	6.71
Consumer – other	1.64	1.35	0.96	0.96	1.90

Total consumer-related	17.69	18.41	18.96	20.66	23.07
Loans held for sale	0.01	0.01	0.02	0.07	0.21

Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Included in Table 12 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 82.3 percent and 81.6 percent of total loans and loans held for sale at the end of 2015 and 2014, respectively.

Commercial loans represent the largest percent of total loans. Commercial loans at December 31, 2015 have increased $391.7 million, or 10.3 percent, as compared to December 31, 2014, to 44.6 percent of total loans.

Commercial loans represented 51.1 percent of total loans at December 31, 2014. The Company has also increased its capacity to lend through increased commitments during 2015. However, Commercial line utilization has remained low due to the current economic conditions.

As a percentage of total loans, commercial real estate and construction real estate loans now comprise 32.7 percent of total loans compared to 28.4 percent in 2014. Commercial real estate increased $796.5 million, or 42.7 percent, and construction real estate loans increased $160.6 million, or 62.7 percent, compared to 2014. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

The Company added two loan categories to its business-related loan portfolio in 2015, asset-based lending and factoring, which were added to the Company’s loan portfolio with the acquisition of Marquette. Asset based loans totaled $219.2 million and represented 2.3 percent of total loans as of December 31, 2015. Factoring loans totaled $90.7 million and represented 1.0 percent of total loans as of December 31, 2015.

Residential real estate increased $172.4 million, or 53.9 percent, and represented 5.2 percent of total loans, and HELOC loans increased $86.4 million, or 13.4 percent, and represent 7.7 percent of total loans.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk” in Item 7A on page 58 of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity securities as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $7.6 billion as of December 31, 2015 and $7.3 billion as of December 31, 2014 and comprised 43.0 percent and 44.6 percent of the Company’s earning assets, respectively, as of those dates. The acquisition of Marquette added securities with an acquired value of $177.7 million at May 31, 2015.

The Company’s AFS securities portfolio comprised 89.9 percent of the Company’s investment securities portfolio at December 31, 2015, compared to 94.9 percent at year-end 2014. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio increased from 43.6 months at December 31, 2014 to 44.8 months at December 31, 2015. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of available-for-sale securities. There were $5.9 billion of these securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and repurchase agreements at December 31, 2015. Of this amount, securities with a market value of $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The securities portfolio generates the Company’s second largest component of interest income. The AFS securities portfolio achieved an average yield on a tax-equivalent basis of 2.0 percent for 2015, compared to 1.9 percent in 2014, and 2.0 percent in 2013. Securities available for sale had a net unrealized loss of $6.1 million at year-end, compared to a net unrealized gain of $17.7 million the preceding year. This market value change primarily reflects the impact of mid and longer-term market interest rate increases as of December 31, 2015, compared to December 31, 2014. These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) in shareholders’ equity, as an unrealized loss of $3.7 million at year-end 2015, compared to an unrealized gain of $11.0 million for 2014.The available-for-sale securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements on page 86 of this document). The unrealized losses in the Company’s investments in direct obligations of U.S. Treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Included in Tables 13 and 14 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 13

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2015	Amortized Cost	Fair Value
U.S. Treasury	$350,354	$349,779
U.S. Agencies	667,414	666,389
Mortgage-backed	3,598,115	3,572,446
State and political subdivisions	2,116,543	2,138,413
Corporates	80,585	79,922

Total	$6,813,011	$6,806,949

December 31, 2014	Amortized Cost	FairValue
U.S. Treasury	$519,484	$519,460
U.S. Agencies	991,084	990,689
Mortgage-backed	3,276,009	3,277,604
State and political subdivisions	1,983,549	2,001,357
Corporates	124,096	122,826

Total	$6,894,222	$6,911,936

December 31, 2013	Amortized Cost	Fair Value
U.S. Treasury	$110,789	$110,200
U.S. Agencies	1,258,176	1,257,663
Mortgage-backed	2,984,963	2,944,566
State and political subdivisions	2,003,509	1,995,246
Corporates	457,275	454,736

Total	$6,814,712	$6,762,411

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2015	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$284,452	0.59%	$416,993	0.60%
Due after 1 year through 5 years	65,327	0.85	246,298	0.92
Due after 5 years through 10 years	—	—	3,098	—
Due after 10 years	—	—	—	—

Total	$349,779	0.64%	$666,389	0.72%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2015	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$43,570	3.30%	$296,543	1.69%
Due after 1 year through 5 years	3,130,350	2.02	894,275	2.46
Due after 5 years through 10 years	381,369	1.99	866,060	2.92
Due after 10 years	17,157	3.28	81,535	3.34

Total	$3,572,446	2.03%	$2,138,413	2.57%

	Corporates
December 31, 2015	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	79,922	1.11
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$79,922	1.11%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2014	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$82,990	0.29%	$182,699	0.63%
Due after 1 year through 5 years	431,492	0.67	807,990	0.72
Due after 5 years through 10 years	4,978	1.75	—	—
Due after 10 years	—	—	—	—

Total	$519,460	0.62%	$990,689	0.70%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2014	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$63,114	3.25%	$343,741	1.98%
Due after 1 year through 5 years	2,567,443	2.06	868,959	2.40
Due after 5 years through 10 years	626,017	2.10	677,431	3.05
Due after 10 years	21,030	3.32	111,226	3.26

Total	$3,277,604	2.09%	$2,001,357	2.58%

	Corporates
December 31, 2014	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	122,826	1.13
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$122,826	1.13%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2013	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$150	1.01%	$218,900	0.92%
Due after 1 year through 5 years	105,420	0.87	1,038,763	0.71
Due after 5 years through 10 years	4,630	1.75	—	—
Due after 10 years	—	—	—	—

Total	$110,200	0.91%	$1,257,663	0.74%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2013	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$27,917	2.59%	$288,887	2.51%
Due after 1 year through 5 years	2,561,318	2.11	806,912	2.63
Due after 5 years through 10 years	340,202	1.87	741,422	3.02
Due after 10 years	15,129	3.28	158,025	3.18

Total	$2,944,566	2.09%	$1,995,246	2.80%

	Corporates
December 31, 2013	Fair Value	Weighted Average Yield
Due in one year or less	$17,894	0.57%
Due after 1 year through 5 years	436,842	0.99
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$454,736	0.97%

Table 14

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2015	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$17,265	$17,893	4.76%
Due after 1 year through 5 years	77,237	80,047	7.64
Due after 5 years through 10 years	370,631	384,117	3.82
Due over 10 years	201,973	209,322	10.47

Total	$667,106	$691,379	9 yr. 8 mo.

December 31, 2014
Due in one year or less	$15	$16	2.75%
Due after 1 year through 5 years	31,389	34,331	2.89
Due after 5 years through 10 years	165,062	180,531	2.68
Due over 10 years	81,588	89,234	2.92

Total	$278,054	$304,112	9 yr. 1 mo.

December 31, 2013
Due in one year or less	$40	$44	2.84%
Due after 1 year through 5 years	31,387	34,640	2.46
Due after 5 years through 10 years	97,929	108,078	2.89
Due over 10 years	80,414	88,748	2.97

Total	$209,770	$231,510	10 yr. 4 mo.

FEDERAL RESERVE BANK STOCK AND OTHER SECURITIES (in thousands)

2015	Amortized Cost	Fair Value
FRB and FHLB stock	$33,215	$33,215
Other securities – marketable	5	7,164
Other securities – non-marketable	23,855	24,819

Total Federal Reserve Bank stock and other	$57,075	$65,198

2014
FRB and FHLB stock	$26,279	$26,279
Other securities – marketable	—	16,668
Other securities – non-marketable	21,669	25,527

Total Federal Reserve Bank stock and other	$47,948	$68,474

2013
FRB stock	$16,279	$16,279
Other securities – marketable	20	16,632
Other securities – non-marketable	17,139	17,571

Total Federal Reserve Bank stock and other	$33,438	$50,482

Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $7.2 million at December 31, 2015, compared to $16.7 million at December 31, 2014. The fair value of other non-marketable securities includes the alternative investment securities fair value of $2.0 million at December 31, 2015 and $8.5 million at December 31, 2014.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net borrowed position was $50.9 million at December 31, 2015, and $19.4 million at December 31, 2014.

The Bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $197.0 million in 2015 and $221.8 million in 2014.

At December 31, 2015, the Company held securities purchased under agreements to resell of $157.7 million compared to $95.5 million at December 31, 2014. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels. These investments averaged $65.9 million in 2015 and $41.8 million in 2014.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2015 were $32.7 million, compared to $32.2 million in 2014, and were recorded at market value. As discussed in “Quantitative and Qualitative Disclosures About Market Risk – Trading Account” in Part II, Item 7A on page 57, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $522.9 million as of December 31, 2015 compared to $1.5 billion as of December 31, 2014 and includes amounts due from the Federal Reserve Bank and interest-bearing accounts held at other financial institutions. The amount due from the Federal Reserve Bank totaled $360.9 million and $1.3 billion at December 31, 2015 and 2014, respectively. The decrease in the Federal Reserve Bank balance from 2014 to 2015 is primarly due a decrease in public fund and repurchase agreement balances as well as cash used in 2015 for the funding of loans and held-to-maturity securities and the repayment of short-term debt acquired from Marquette. The interest-bearing accounts held at other financial institutions totaled $162.0 million and $196.5 million at December 31, 2015 and 2014, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $15.1 billion at December 31, 2015 and $13.6 billion at December 31, 2014, an increase of $1.5 billion or 10.8 percent. Deposit balances from the legacy Marquette channels totaled $798.6 million at December 31, 2015. Deposits averaged $14.1 billion in 2015, and $12.7 billion in 2014.

Noninterest-bearing demand deposits averaged $5.9 billion in 2015 and $5.2 billion in 2014. These deposits represented 42.1 percent of average deposits in 2015, compared to 40.9 percent in 2014. The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 15

MATURITIES OF TIME DEPOSITS OF $250,000 OR MORE (in thousands)

	December 31,
	2015	2014	2013
Maturing within 3 months	$300,729	$448,122	$518,063
After 3 months but within 6 months	26,250	50,374	54,581
After 6 months but within 12 months	55,988	46,054	47,605
After 12 months	100,945	82,532	101,539

Total	$483,912	$627,082	$721,788

Table 16

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
Amount	2015	2014	2013
Noninterest-bearing demand	$5,927,702	$5,196,529	$4,709,643
Interest-bearing demand and savings	7,010,302	6,403,504	6,073,516
Time deposits under $250,000	700,916	549,690	577,858

Total core deposits	13,638,920	12,149,723	11,361,017
Time deposits of $250,000 or more	439,370	541,550	569,301

Total deposits	$14,078,290	$12,691,273	$11,930,318

As a % of total deposits
Noninterest-bearing demand	42.11%	40.95%	39.48%
Interest-bearing demand and savings	49.79	50.45	50.90
Time deposits under $250,000	4.98	4.33	4.85

Total core deposits	96.88	95.73	95.23
Time deposits of $250,000 or more	3.12	4.27	4.77

Total deposits	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $1.8 billion at December 31, 2015, and $2.0 billion at December 31, 2014. These agreements averaged $1.5 billion in both 2015 and 2014. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

The Company is a member bank of the Federal Home Loan Bank (FHLB) of Des Moines. The Company became a member bank with the FHLB Des Moines in March 2014, and through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company’s borrowing capacity with the FHLB Des Moines was $409.7 million as of December 31, 2015. The Company had no outstanding FHLB advances at FHLB Des Moines as of December 31, 2015. As part of the Marquette acquisition, the Company acquired stock in the FHLB of San Francisco. This stock had a balance of $0.4 million as of December 31, 2015. FHLB San Francisco advances of $15.0 million were acquired at May 31, 2015. The FHLB San Francisco advances totaled $15.0 million at December 31, 2015 and have maturity dates between September 2016 and September 2020.

Table 17

SHORT-TERM BORROWINGS (in thousands)

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$66,855	0.19%	$42,048	0.06%	$12,834	0.04%
Repurchase agreements	1,751,207	0.30	1,983,084	0.19	1,570,384	0.19
Other	5,009	0.98	—	—	107	5.89

Total	$1,823,071	0.30%	$2,025,132	0.18%	$1,583,325	0.19%

Average for year:
Federal funds purchased	$48,318	0.28%	$41,269	0.07%	$56,934	0.08%
Repurchase agreements	1,542,459	0.11	1,493,769	0.11	1,556,650	0.11
Other	1,853	0.98	—	—	224	5.36

Total	$1,592,630	0.11%	$1,535,038	0.11%	$1,613,808	0.11%

Maximum month-end balance:
Federal funds purchased	$269,379		$265,804		$109,466
Repurchase agreements	1,907,468		1,983,084		2,048,513
Other	109,522		—		—

Long-term debt increased $77.3 million from December 31, 2014 to $86.1 million at December 31, 2015. As part of the Marquette acquisition, the Company assumed long-term debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate fair value of $65.5 million as of May 31, 2015 and a carrying value of $66.2 million at December 31, 2015. The interest rate on the trust preferred securities issued by Marquette Capital Trust II was fixed at 6.30 percent per year until January 2016, and is a variable rate tied to the three-month London Interbank Offered Rate (LIBOR) rate plus 133 basis points thereafter. Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036. Additionally, as part of the Marquette acquisition, the Company assumed $10.0 million of long-term advances payable to the FHLB of San Francisco. For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

Capital Resources and Liquidity

The Company places a significant emphasis on maintaining a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher expenses for extended liability maturities. The Company manages capital for each subsidiary based upon the subsidiary’s respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $1.9 billion at December 31, 2015, compared to $1.6 billion at December 31, 2014, an increase of $249.9 million or 15.2 percent. This increase is primarily attributable to the issuance of common stock valued at $179.7 million as of May 31, 2015 for the acquisition of Marquette.

During each year, management has the opportunity to repurchase shares of the Company’s stock if it concludes that the repurchases would enhance overall shareholder value. The Company’s Board of Directors (the Board) authorized, at its April 28, 2015 and April 22, 2014 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve month periods following each of the meetings. During 2015 and 2014, the Company acquired 164,335 shares and 97,609 shares of its common stock, respectively. The Company has not made any purchases other than through these plans.

Through the Company’s relationship with the FHLB Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company’s borrowing capacity with the FHLB was $409.7 million as of December 31, 2015. The Company had no outstanding FHLB advances at FHLB of Des Moines as of December 31, 2015. The FHLB of San Francisco advances, acquired as part of the Marquette acquisition, totaled $15.0 million at December 31, 2015 and have maturity dates between September 2016 and September 2020.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. Effective January 1, 2015, the Company implemented the Basel III regulatory capital rules adopted by the FRB in July 2013. Basel III capital rules increase minimum requirements for both the quantity and quality of capital held by banking organizations. The rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a minimum tier 1 capital ratio of 6 percent. A financial institution’s total capital is required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of tier 1 core capital, and the remainder may be tier 2 supplementary capital. The Basel III regulatory capital rules include transitional periods for various components of the rules that require full compliance for the Company by January 1, 2019 including a capital conservation buffer requirement of 2.5 percent of risk-weighted assets for which the transitional period began on January 1, 2016.

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is calculated as ratio of tier 1 core capital to total average assets, less goodwill and intangibles. The Company’s capital position is summarized in the table below and exceeded regulatory requirements as of December 31, 2015.

For further discussion of capital and liquidity, see the “Quantitative and Qualitative Disclosures about Market Risk – Liquidity Risk” in Item 7A on pages 59 and 60 of this report.

Table 18

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2015, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$589	$—	$—	$589
Loans and leases	10,430	32,263	938,822	8,230,638	218,608	9,430,761
Securities available for sale	1,161,775	5,545,480	25,149	80,584	—	6,812,988
Securities held to maturity	—	10,155	656,951	—	—	667,106
Federal funds and resell agreements	—	15,937	—	—	—	15,937
Trading securities	400	1,309	10,200	17,708	—	29,617
Cash and due from banks	580,302	400,792	—	—	—	981,094
All other assets	24,263	20,950	18,836	762,091	—	826,140

Category totals	$1,777,170	$6,026,886	$1,650,547	$9,091,021	$218,608	$18,764,232

Risk-weighted totals	—	1,205,377	825,274	9,091,021	327,912	11,449,584
Off-balance-sheet items (risk-weighted)	—	37,423	277,684	2,378,857	36,620	2,730,584

Total risk-weighted assets	$—	$1,242,800	$1,102,958	$11,469,878	$364,532	$14,180,168

	Common Equity	Tier 1	Tier 2	Total
Regulatory Capital
Shareholders’ equity	$1,893,694	$—	$—	$1,893,694
Plus: accumulated other comprehensive loss (gain)	3,718	—	—	3,718
Less: disallowed goodwill and intangible assets	(232,597)	—	—	(232,597)
Additional tier 1 and tier 2 capital (1)	—	16,407	49,619	66,026
Allowance for loan losses (2)	—	—	83,864	83,864

Total capital	$1,664,815	$16,407	$133,483	$1,814,705

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	11.74%
Tier 1 capital to risk-weighted assets	11.86%
Total capital to risk-weighted assets	12.80%
Leverage ratio (Tier 1 capital to total average assets less adjustments (3))	9.08%

(1)	Relates to the Company’s trust preferred subordinated notes. Due to Basel III phase-in rules, as of December 31, 2015, 25 percent of the trust preferred note balance qualifies as tier 1 capital and 75 percent qualifies as tier 2 capital.
(2)	Amount is inclusive of a reserve for off-balance sheet arrangements. (3) Adjustments include a portion of goodwill and intangibles as well as unrealized gains/losses on available-for-sale securities.

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8 on pages 93 and 94.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 19 below, as well as Note 14, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 100 through 102 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 19

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2015, and includes principal payments only. The Company has no capital leases or long-term purchase obligations

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$1,818,062	$1,818,062	$—	$—	$—
Short-term debt obligations	5,009	5,009	—	—	—
Long-term debt obligations	86,070	1,693	10,200	5,793	68,384
Operating lease obligations	74,050	11,279	20,194	16,466	26,111
Time deposits	1,255,885	915,095	249,327	89,701	1,762

Total	$3,239,076	$2,751,138	$279,721	$111,960	$96,257

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$6,671,794	$3,114,162	$1,123,012	$1,177,540	$1,257,080
Commitments to extend credit under credit card loans	2,986,581	2,986,581	—	—	—
Commercial letters of credit	11,541	10,694	847	—	—
Standby letters of credit	360,468	268,173	65,898	26,322	75
Futures contracts	—	—	—	—	—
Forward contracts	75,611	75,611	—	—	—
Spot foreign exchange contracts	10,391	10,391	—	—	—

Total	$10,116,386	$6,465,612	$1,189,757	$1,203,862	$1,257,155

As of December 31, 2015, our total liabilities for unrecognized tax benefits were $4.7 million. The Company cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

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

An estimate of the total inherent loss is based on the above three computations. From this an adjustment can be made based on other factors management considers to be important in evaluating the probable losses in the portfolio such as general economic conditions, loan trends, risk management and loan administration and changes in internal policies. For more information on loan portfolio segments and ALL methodology refer to Note 3, “Loans and Allowance for Loan Losses,” in the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangibles

Goodwill is tested for impairment annually as of October 1 and more frequently whenever events or changes in circumstance indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. To test goodwill for impairment, the Company performs a qualitative assessment of each reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test is not required. Otherwise, the Company compares the fair value of its reporting units to their carrying amounts to determine if impairment is indicated. If impairment is indicated, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount. An impairment loss is measured as the excess of the carrying value of a reporting unit’s goodwill over its implied fair value. As a result of such impairment tests, the Company has not recognized an impairment charge.

For customer-based identifiable intangibles, the Company amortizes the intangibles over their estimated useful lives of up to 17 years. When facts and circumstances indicate potential impairment of amortizing intangible assets, the Company evaluates the fair value of the asset and compares it to the carrying value for possible impairment. For more information see “Goodwill and Other Intangibles” in Note 7 in the Notes to the Consolidated Financial Statements.

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

Accounting for Uncertainty in Income Taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. The Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. The estimate for any uncertain tax issue is based on management’s best judgment. These estimates may change as a result of changes in tax laws and regulations, interpretations of law by taxing authorities, and income tax examinations among other factors. Due to the complexity of these uncertainties, the ultimate resolution may differ from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to Income tax expense in the period in which they are determined. See the discussion of “Liabilities Associated with Unrecognized Tax Benefits” under Note 16 in the Notes to the Consolidated Financial Statements.

Fair Value Measurements

Fair value is measured in accordance with U.S. generally accepted accounting principles (GAAP), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves discounting future amounts to a single present amount and is based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that are available at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Company’s own financial data such as internally developed pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans, trading securities, trust preferred securities and deposits. See further information in Note 17 “Derivatives and Hedging Activities” in the Notes to the Company’s Consolidated Financial Statements.

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

Table 20 shows the net interest income increase or decrease over the next twelve months as of December 31, 2015 and 2014 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 20

MARKET RISK (unaudited, dollars in thousands)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
(basis points)	December 31, 2015 Amount of change	December 31, 2014 Amount of change	December 31, 2015 Amount of change	December 31, 2014 Amount of change
300	$24,817	$23,416	$67,784	$70,867
200	14,254	15,927	41,632	48,394
100	4,440	8,383	17,770	25,250
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
(basis points)	December 31, 2015 Amount of change	December 31, 2014 Amount of change	December 31, 2015 Amount of change	December 31, 2014 Amount of change
300	$59,160	$50,578	$90,138	$89,984
200	37,650	34,209	58,671	61,596
100	16,049	17,779	26,747	32,579
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

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

Table 21

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90 Days	91-180 Days	181-365 Days	Total	1-5 Years	Over 5 Years	Total
December 31, 2015 Earning assets
Loans	$5,175.7	$372.5	$625.9	$6,174.1	$2,612.0	$645.3	$9,431.4
Securities	586.7	412.0	934.7	1,933.4	3,428.2	2,177.6	7,539.2
Federal funds sold and resell agreements	173.6	—	—	173.6	—	—	173.6
Other	455.7	22.8	25.5	504.0	48.5	—	552.5

Total earning assets	$6,391.7	807.3	1,586.1	8,785.1	6,088.7	2,822.9	17,696.7

% of total earning assets	36.1%	4.5%	9.0%	49.6%	34.4%	16.0%	100.0%

Funding sources
Interest-bearing demand and savings	$1,271.9	$953.9	$1,907.9	$4,133.7	$277.2	$3,119.1	$7,530.0
Time deposits	480.8	166.8	267.5	915.1	339.0	1.8	1,255.9
Federal funds purchased and repurchase agreements	1,818.1	—	—	1,818.1	—	—	1,818.1
Borrowed funds	76.1	—	5.0	81.1	10.0	—	91.1
Noninterest-bearing sources	4,183.5	87.8	162.1	4,433.4	592.4	1,975.8	7,001.6

Total funding sources	$7,830.4	$1,208.5	$2,342.5	$11,381.4	$1,218.6	$5,096.7	$17,696.7

% of total earning assets	44.2%	6.8%	13.3%	64.3%	6.9%	28.8%	100.0%
Interest sensitivity gap	$(1,438.7)	$(401.2)	$(756.4)	$(2,596.3)	$4,870.1	$(2,273.8)
Cumulative gap	(1,438.7)	(1,839.9)	(2,596.3)	(2,596.3)	2,273.8	—
As a % of total earning assets	(8.1)%	(10.4)%	(14.7)%	(14.7)%	12.8%	—%
Ratio of earning assets to funding sources	0.82	0.67	0.68	0.77	5.00	0.55

Cumulative ratio of earning assets 2015	0.82	0.80	0.77	0.77	1.18	1.00
to funding sources 2014	0.81	0.78	0.74	0.74	1.16	1.00

Table 22

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2015 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial	$2,735,231	$35,007	$623	$2,770,861
Asset-based	218,805	—	—	218,805
Factoring	90,686	—	—	90,686
Commercial – Credit Card	125,361	—	—	125,361
Real Estate – Construction	288,995	16,077	92	305,164
Real Estate – Commercial	671,106	173,240	14,021	858,367
Real Estate – Residential	53,717	86,139	28,956	168,812
Real Estate – HELOC	35,771	93	—	35,864
Consumer – Credit Card	291,094	296	—	291,390
Consumer – Other	52,901	786	—	53,687
Leases	41,857	—	—	41,857

Total variable rate loans	4,605,524	311,638	43,692	4,960,854

Fixed Rate
Commercial	463,701	872,370	98,804	1,434,875
Asset-based	385	54	—	439
Factoring	—	—	—	—
Commercial – Credit Card	—	—	—	—
Real Estate – Construction	41,813	45,185	24,406	111,404
Real Estate – Commercial	507,805	977,329	319,271	1,804,405
Real Estate – Residential	72,167	100,077	151,760	324,004
Real Estate – HELOC	409,273	278,873	5,953	694,099
Consumer – Credit Card	—	—	180	180
Consumer – Other	73,395	26,479	1,216	101,090
Leases	—	—	—	—

Total fixed rate loans	1,568,539	2,300,367	601,590	4,470,496

Total loans and loans held for sale	$6,174,063	$2,612,005	$645,282	$9,431,350

Trading Account

The Company’s subsidiary, UMB Bank, n.a. carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $29.6 million as of December 31, 2015, and $27.2 million as of December 31, 2014.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The discussion in Table 21 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

Other Market Risk

The Company has minimal foreign currency risk as a result of foreign exchange contracts. See Note 10, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements.

Credit Risk

Credit risk represents the risk that a customer or counterparty may not perform in accordance with contractual terms. The Company utilizes a centralized credit administration function, which provides information on the Bank’s risk levels, delinquencies, an internal ranking system and overall credit exposure. Loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards. In addition, the Company has an internal loan review staff that operates independently from the Bank. This review team performs periodic examinations of the Bank’s loans for credit quality, documentation and loan administration. The respective regulatory authority of the Bank also reviews loan portfolios.

Another means of ensuring loan quality is diversification of the loan portfolio. By keeping its loan portfolio diversified, the Company has avoided problems associated with undue concentrations of loans within particular industries. Commercial real estate, construction real estate, and residential real estate loans comprised 37.8 percent of total loans at December 31, 2015, with no history of significant losses. The Company has no significant exposure to highly-leveraged transactions and has no foreign credits in its loan portfolio.

The allowance for loan losses is discussed on pages 30 through 32 and Table 5 contains a five-year analysis of the ALL. The adequacy of the ALL is reviewed quarterly, considering such items as historical loss trends including a migration analysis, a review of individual loans, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors. A primary indicator of credit quality and risk management is the level of non-performing loans. Non-performing loans include both nonaccrual loans and restructured loans. The Company’s non-performing loans increased $33.8 million from December 31, 2014, and $30.4 million compared to December 31, 2013. The increase in non-performing loans from December 31, 2014 to December 31, 2015 is largely attributable to three credits of approximately $10 million each from three separate industries. The Company has individually evaluated each credit for impairment consistent with its ALL methodology. While the Company plans to increase its loan portfolio, management does not intend to compromise the Company’s high credit standards as it grows its loan portfolio. The impact of future loan growth on the allowance for loan losses is uncertain as it is dependent on many factors including asset quality and changes in the overall economy.

The Company had $3.3 million in other real estate owned as of December 31, 2015, compared to $0.4 million at December 31, 2014. Loans past due more than 90 days totaled $7.3 million at December 31, 2015, compared to $3.8 million at December 31, 2014.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $36.6 million of restructured loans at December 31, 2015, and $9.3 million at December 31, 2014. Table 23 summarizes the various aspects of credit quality discussed above.

Table 23

LOAN QUALITY (in thousands)

	December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans	$45,589	$18,660	$19,305	$16,376	$22,650
Restructured loans on nonaccrual	15,563	8,722	11,401	11,727	2,931

Total non-performing loans	61,152	27,382	30,706	28,103	25,581
Other real estate owned	3,307	394	1,288	3,524	5,959

Total non-performing assets	$64,459	$27,776	$31,994	$31,627	$31,540

Loans past due 90 days or more	$7,324	$3,830	$3,218	$3,554	$5,998
Restructured loans accruing	21,029	583	665	752	3,089
Allowance for loans losses	81,143	76,140	74,751	71,426	72,017
Ratios
Non-performing loans as a % of loans	0.65%	0.37%	0.47%	0.49%	0.52%
Non-performing assets as a % of loans plus other real estate owned	0.68	0.37	0.49	0.56	0.64
Non-performing assets as a % of total assets	0.34	0.16	0.19	0.21	0.23
Loans past due 90 days or more as a % of loans	0.08	0.05	0.05	0.06	0.12
Allowance for Loan Losses as a % of loans	0.86	1.02	1.15	1.26	1.45
Allowance for Loan Losses as a multiple of non-performing loans	1.33x	2.78x	2.43x	2.54x	2.82x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.8 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2015, $5.9 billion, or 86.7 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 83.0 percent, at December 31, 2014. However of these amounts, securities with a market value of $1.6 billion at December 31, 2015 and $1.2 billion at December 31, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2015 was $10.0 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating expenses, and treasury stock purchases. Management fees and dividends received from bank and non-bank subsidiaries traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Bank is subject to various rules regarding payment of dividends to the Company. For the most part, the Bank can pay dividends at least equal to its current year’s earnings without seeking prior regulatory approval. The Company also uses cash to inject capital into the Bank and its non-Bank subsidiaries to maintain adequate capital as well as to fund strategic initiatives.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance. The Company will also pay a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at December 31, 2015.

The Company is a member bank of the FHLB. The Company owns $10.4 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. As part of the Marquette acquisition, the Company acquired advances with the FHLB of San Francisco with a balance of $15.0 million as of December 31, 2015 with maturity dates ranging from 2016 to 2020. Additionally, the Company has access to borrow up to $409.7 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of December 31, 2015.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002, as amended.

The Company operates in many markets and relies on the ability of its employees and systems to properly process a high number of transactions. In the event of a breakdown in internal control systems, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management maintains a system of internal controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries

Kansas City, Missouri

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of UMB Financial Corporation and subsidiaries (the “Company”) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of UMB Financial Corporation and subsidiaries operations and cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

February 25, 2014

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Loans	$9,430,761	$7,465,794
Allowance for loan losses	(81,143)	(76,140)

Net loans	9,349,618	7,389,654
Loans held for sale	589	624
Securities:
Available for sale	6,806,949	6,911,936
Held to maturity (fair value of $691,379 and $304,112, respectively)	667,106	278,054
Trading securities	29,617	27,203
Other securities	65,198	68,474

Total investment securities	7,568,870	7,285,667
Federal funds sold and securities purchased under agreements to resell	173,627	118,105
Interest-bearing due from banks	522,877	1,539,386
Cash and due from banks	458,217	444,299
Premises and equipment, net	281,471	257,835
Accrued income	90,127	79,297
Goodwill	228,346	209,758
Other intangibles, net	46,782	43,991
Other assets	373,721	132,344

Total assets	$19,094,245	$17,500,960

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,306,895	$5,643,989
Interest-bearing demand and savings	7,529,972	6,709,281
Time deposits under $250,000	771,973	636,507
Time deposits of $250,000 or more	483,912	627,082

Total deposits	15,092,752	13,616,859
Federal funds purchased and repurchase agreements	1,818,062	2,025,132
Short-term debt	5,009	—
Long-term debt	86,070	8,810
Accrued expenses and taxes	161,245	180,074
Other liabilities	37,413	26,327

Total liabilities	17,200,551	15,857,202

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 49,396,366 and 45,532,188 shares outstanding, respectively	55,057	55,057
Capital surplus	1,019,889	894,602
Retained earnings	1,033,990	963,911
Accumulated other comprehensive (loss) income, net	(3,718)	11,006
Treasury stock, 5,660,364 and 9,524,542 shares, at cost, respectively	(211,524)	(280,818)

Total shareholders’ equity	1,893,694	1,643,758

Total liabilities and shareholders’ equity	$19,094,245	$17,500,960

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
INTEREST INCOME
Loans	$308,325	$245,278	$229,665
Securities:
Taxable interest	75,327	76,204	75,202
Tax-exempt interest	43,598	39,209	40,399

Total securities income	118,925	115,413	115,601

Federal funds and resell agreements	697	259	193
Interest-bearing due from banks	2,356	2,525	1,918
Trading securities	378	396	964

Total interest income	430,681	363,871	348,341

INTEREST EXPENSE
Deposits	14,269	12,242	13,183
Federal funds and repurchase agreements	1,785	1,616	1,739
Other	2,560	(42)	150

Total interest expense	18,614	13,816	15,072

Net interest income	412,067	350,055	333,269
Provision for loan losses	15,500	17,000	17,500

Net interest income after provision for loan losses	396,567	333,055	315,769

NONINTEREST INCOME
Trust and securities processing	262,056	288,054	265,948
Trading and investment banking	20,218	19,398	20,641
Service charges on deposit accounts	86,460	85,299	84,133
Insurance fees and commissions	2,530	3,011	3,727
Brokerage fees	11,753	10,761	11,470
Bankcard fees	69,211	67,250	62,031
Gains on sales of securities available for sale, net	10,402	4,127	8,542
Equity (losses) earnings on alternative investments	(12,188)	3,975	19,048
Other	16,012	16,813	16,293

Total noninterest income	466,454	498,688	491,833

NONINTEREST EXPENSE
Salaries and employee benefits	406,472	358,569	339,691
Occupancy, net	43,861	40,197	39,291
Equipment	63,533	53,609	49,207
Supplies and services	18,579	20,411	20,387
Marketing and business development	23,730	24,148	22,703
Processing fees	51,328	56,049	57,791
Legal and consulting	26,390	20,407	18,703
Bankcard	20,288	19,594	18,381
Amortization of other intangible assets	12,090	12,193	13,218
Regulatory fees	12,125	10,445	9,129
Contingency reserve	—	20,272	—
Other	25,340	29,786	34,703

Total noninterest expense	703,736	665,680	623,204

Income before income taxes	159,285	166,063	184,398
Income tax expense	43,212	45,408	50,433

Net income	$116,073	$120,655	$133,965

PER SHARE DATA
Net income – basic	$2.46	$2.69	$3.25
Net income – diluted	2.44	2.65	3.20
Weighted average shares outstanding – basic	47,126,252	44,844,578	41,275,839
Weighted average shares outstanding – diluted	47,579,334	45,445,283	41,838,580

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$116,073	$120,655	$133,965
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:
Change in unrealized holding (losses) gains, net	(13,393)	74,147	(178,500)
Less: Reclassifications adjustment for gains included in net income	(10,402)	(4,127)	(8,542)

Change in unrealized (losses) gains on securities during the period	(23,795)	70,020	(187,042)
Change in unrealized losses on derivative hedges	(10)	—	—

Income tax benefit (expense)	9,081	(26,374)	68,814

Other comprehensive (loss) income	(14,724)	43,646	(118,228)

Comprehensive income	$101,349	$164,301	$15,737

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance January 1, 2013	$55,057	$732,069	787,015	85,588	(380,384)	1,279,345
Total comprehensive income		—	133,965	(118,228)	—	15,737
Dividends ($0.87 per share)	—	—	(36,350)	—	—	(36,350)
Purchase of treasury stock	—	—	—	—	(3,501)	(3,501)
Issuance of equity awards	—	(1,651)	—	—	2,101	450
Recognition of equity based compensation	—	7,936	—	—	—	7,936
Net tax benefit related to equity compensation plans	—	1,224	—	—	—	1,224
Sale of treasury stock	—	520	—	—	256	776
Exercise of stock options	—	3,986	—	—	5,032	9,018
Common stock issuance	—	138,323	—	—	93,107	231,430

Balance December 31, 2013	$55,057	$882,407	$884,630	$(32,640)	$(283,389)	$1,506,065

Total comprehensive income			120,655	43,646	—	164,301
Dividends ($0.91 per share)	—	—	(41,374)	—	—	(41,374)
Purchase of treasury stock	—	—	—	—	(5,741)	(5,741)
Issuance of equity awards	—	(2,338)	—	—	2,827	489
Recognition of equity based compensation	—	9,172	—	—	—	9,172
Net tax benefit related to equity compensation plans	—	1,880	—	—	—	1,880
Sale of treasury stock	—	596	—	—	340	936
Exercise of stock options	—	2,885	—	—	5,145	8,030

Balance December 31, 2014	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758

Total comprehensive income			116,073	(14,724)	—	101,349
Dividends ($0.95 per share)	—	—	(45,994)	—	—	(45,994)
Purchase of treasury stock	—	—	—	—	(8,457)	(8,457)
Issuance of equity awards	—	(3,278)	—	—	3,737	459
Recognition of equity based compensation	—	10,292	—	—	—	10,292
Net tax benefit related to equity compensation plans	—	944	—	—	—	944
Sale of treasury stock	—	611	—	—	445	1,056
Exercise of stock options	—	4,083	—	—	6,467	10,550
Common stock issuance for acquisition	—	112,635	—	—	67,102	179,737

Balance December 31, 2015	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$116,073	$120,655	$133,965
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,500	17,000	17,500
Net accretion of premiums and discounts from acquisition	(2,727)	—	—
Depreciation and amortization	52,751	46,355	44,221
Deferred income tax (benefit) expense	(4,848)	(11,456)	(5,123)
Net decrease (increase) in trading securities and other earning assets	10,258	(2,714)	8,252
Gains on sales of securities available for sale	(10,402)	(4,127)	(8,542)
Gains on sales of assets	(98)	(3,034)	(1,431)
Amortization of securities premiums, net of discount accretion	57,301	51,542	53,248
Originations of loans held for sale	(96,324)	(71,598)	(118,418)
Net gains on sales of loans held for sale	(1,331)	(1,137)	(887)
Proceeds from sales of loans held for sale	97,690	73,468	121,825
Equity based compensation	10,751	9,661	8,386
Changes in:
Accrued income	(7,075)	(1,081)	(8,467)
Accrued expenses and taxes	(4,503)	40,345	61,092
Other assets and liabilities, net	(22,055)	(20,100)	(10,423)

Net cash provided by operating activities	210,961	243,779	295,198

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	59,775	25,270	34,033
Proceeds from sales of securities available for sale	946,045	413,955	685,031
Proceeds from maturities of securities available for sale	1,200,178	1,321,135	1,495,867
Purchases of securities held to maturity	(451,350)	(109,308)	(135,598)
Purchases of securities available for sale	(1,923,747)	(1,859,692)	(2,238,238)
Net increase in loans	(988,434)	(963,028)	(844,993)
Net (increase) decrease in fed funds sold and resell agreements	(45,190)	(31,087)	2,850
Net decrease (increase) in interest bearing balances due from other financial institutions	34,473	(164,415)	(10,160)
Purchases of premises and equipment	(53,760)	(44,790)	(38,313)
Net cash activity from acquisitions and branch sales	95,351	(18,231)	26,087
Proceeds from sales of premises and equipment	1,069	5,212	2,586
Purchases of bank-owned and company-owned life insurance	(204,647)	(6,000)	—

Net cash used in investing activities	(1,330,237)	(1,430,979)	(1,020,848)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	894,667	174,718	1,800,207
Net (decrease) increase in time deposits	(352,622)	(178,294)	159,639
Net (decrease) increase in fed funds purchased and repurchase agreements	(207,070)	441,914	(204,052)
Net decrease in short-term debt	(112,133)	(107)	(407)
Proceeds from long-term debt	2,500	5,320	1,000
Repayment of long-term debt	(10,816)	(1,565)	(1,310)
Payment of contingent consideration on acquisitions	(21,494)	(13,725)	(16,172)
Cash dividends paid	(45,967)	(41,364)	(36,168)
Net tax benefit related to equity compensation plans	944	1,880	1,224
Common stock issuance	—	—	231,430
Proceeds from exercise of stock options and sales of treasury shares	11,606	8,966	9,794
Purchases of treasury stock	(8,457)	(5,741)	(3,501)

Net cash provided by financing activities	151,158	392,002	1,941,684

(Decrease) increase in cash and cash equivalents	(968,118)	(795,198)	1,216,034
Cash and cash equivalents at beginning of year	1,787,230	2,582,428	1,366,394

Cash and cash equivalents at end of year	$819,112	$1,787,230	$2,582,428

Supplemental disclosures:
Income taxes paid	$47,086	$61,228	$46,445
Total interest paid	17,812	13,958	15,823
Transactions related to Marquette acquisition
Assets acquired	1,312,174	—	—
Liabilities assumed	1,151,025	—	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UMB Financial Corporation is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, and Wisconsin. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

Consolidation

The Company and its wholly owned subsidiaries are included in the Consolidated Financial Statements (references hereinafter to the “Company” in these Notes to Consolidated Financial Statements include wholly owned subsidiaries). Intercompany accounts and transactions have been eliminated in consolidation.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Due from the Federal Reserve	$360,895	$1,342,931
Cash and due from banks	458,217	444,299

Cash and cash equivalents at end of year	$819,112	$1,787,230

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $162.0 million and $196.5 million at December 31, 2015 and 2014, respectively.

Loans and Loans Held for Sale

Loans are classified by the portfolio segments of commercial, real estate, consumer, and leases. The portfolio segments are further disaggregated into the loan classes of commercial, asset-based, factoring, commercial credit card, real estate – construction, real estate – commercial, real estate – residential, real estate – HELOC, consumer – credit card, consumer – other, and leases.

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

Purchased loans are recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. Purchased loans are segregated between those considered to be performing, non-purchased credit impaired loans (Non-PCI), and those with evidence of credit deterioration, purchased credit impaired loans (PCI). Purchased loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, that all contractually required payments will not be collected. See further information regarding the accounting for PCI loans in Note 3, “Loans and Allowance for Loan Losses,” on page 74.

Loans held for sale are carried at the lower of aggregate cost or market value. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

Securities

Debt securities available for sale principally include U.S. Treasury and agency securities, Government Sponsored Entity (GSE) mortgage-backed securities, certain securities of state and political subdivisions, and corporates. Securities classified as available for sale are measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in Accumulated other comprehensive income (loss) (AOCI) until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are shown separately as a component of noninterest income.

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

No goodwill impairments were recognized in 2015, 2014, or 2013. Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate. No intangible asset impairments were recognized in 2015, 2014, or 2013. The Company does not have any indefinite lived intangible assets.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method. Premises are depreciated over 15 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Gains and losses from the sale of Premises and equipment are included in Other noninterest income.

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value. No impairments were recognized in 2015, 2014, or 2013.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets. For the year ended December 31, 2015, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, four of the Company’s derivatives are designated in qualifying hedging relationships. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives are recognized directly in earnings. Changes in fair value of the Company’s fair value hedges are recognized directly in earnings. The effective portion of changes in fair value of the Company’s cash flow hedges are recognized in AOCI. The ineffective portion of changes in fair value of the cash flow hedges is recognized directly in the Company’s Consolidated Statements of Income.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 453,082, 600,705, and 562,741shares issuable upon the exercise of stock options and nonvested restricted shares granted by the Company at December 31, 2015, 2014, and 2013, respectively.

Options issued under employee benefit plans to purchase 455,998, and 249,368 shares of common stock were outstanding at December 31, 2015, and 2014, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Investments in Qualified Affordable Housing Projects In January 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Regardless of whether the reporting entity chooses to elect the proportional amortization method, this ASU introduces new recurring disclosures about all investments in qualified affordable housing projects. The ASU was effective January 1, 2015. Amortization of investments in LIHTC partnerships was previously recorded as part of Other noninterest expense. Due to the implementation of ASU No. 2014-01, this amortization is now recorded in Income tax expense and was applied retrospectively to the Consolidated Statements of Income for the years ended December 31, 2014 and 2013.

Reclassification of Residential Real Estate Loans In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendment is intended to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU was effective January 1, 2015, and the adoption of this accounting pronouncement did not have a significant impact on the Company’s Consolidated Financial Statements.

Revenue Recognition In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS) and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The loan portfolio is comprised of loans originated by the Company and purchased loans in connection with the Company’s acquisition of Marquette on May 31, 2015. The purchased loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. The purchased loans were segregated between those considered to be performing, Non-PCI, and those with evidence of credit deterioration, PCI. Purchased loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, that all contractually required payments will not be collected.

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

Loans accounted for under ASC Topic 310-30

The excess of PCI loans’ contractual amounts due over the amount of undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the Consolidated Balance Sheets, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the PCI loans. The excess cash flows expected to be collected over the carrying amount of PCI loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the purchased loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions, and changes in expected principal and interest payments over the estimated lives of the PCI loans.

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

The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. At December 31, 2015, the net recorded carrying amount of loans accounted for under ASC 310-30 was $3.1 million and the contractual amount due was $3.8 million.

Information about the PCI loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as of May 31, 2015 is as follows (in thousands):

PCI Loans:	At May 31, 2015
Contractually required principal and interest at acquisition	$9,282
Non-accretable difference	(1,307)

Expected cash flows at acquisition	7,975
Accretable yield	(164)

Fair value of purchased loans	$7,811

Below is the composition of the net book value for the PCI loans accounted for under ASC 310-30 at December 31, 2015 (in thousands):

PCI Loans:	At December 31, 2015
Contractual cash flows	$3,843
Non-accretable difference	(647)
Accretable yield	(140)

Loans accounted for under ASC 310-30	$3,056

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$5,821	$2,823	$43,841	$52,485	$—	$4,153,251	$4,205,736
Asset-based	—	—	—	—	—	219,244	219,244
Factoring	—	—	—	—	—	90,686	90,686
Commercial – credit card	614	24	13	651	—	124,710	125,361
Real estate:
Real estate – construction	1,828	548	331	2,707	—	413,861	416,568
Real estate – commercial	2,125	1,630	9,578	13,333	1,055	2,648,384	2,662,772
Real estate – residential	612	35	800	1,447	—	490,780	492,227
Real estate – HELOC	129	—	3,524	3,653	—	726,310	729,963
Consumer:
Consumer – credit card	2,256	2,089	468	4,813	—	286,757	291,570
Consumer – other	5,917	175	2,597	8,689	2,001	144,087	154,777
Leases	—	—	—	—	—	41,857	41,857

Total loans	$19,302	$7,324	$61,152	$87,778	$3,056	$9,339,927	$9,430,761

December 31, 2015
	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$—	$—	$—
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—
Real estate – commercial	—	1,055	—	1,055
Real estate – residential	—	—	—	—
Real estate – HELOC	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	58	105	1,838	2,001
Leases	—	—	—	—

Total PCI loans	$58	$1,160	$1,838	$3,056

	December 31, 2014
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$2,509	$363	$13,114	$15,986	$3,798,023	$3,814,009
Commercial – credit card	267	147	37	451	115,258	115,709
Real estate:
Real estate – construction	1,244	—	983	2,227	253,779	256,006
Real estate – commercial	1,727	61	12,037	13,825	1,852,476	1,866,301
Real estate – residential	828	113	562	1,503	318,324	319,827
Real estate – HELOC	1,371	—	19	1,390	642,196	643,586
Consumer:
Consumer – credit card	2,268	2,303	560	5,131	305,165	310,296
Consumer – other	1,743	843	70	2,656	98,314	100,970
Leases	—	—	—	—	39,090	39,090

Total loans	$11,957	$3,830	$27,382	$43,169	$7,422,625	$7,465,794

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include troubled debt restructurings on non-accrual status. Loan delinquency for all loans is shown in the tables above at December 31, 2015 and December 31, 2014, respectively. Non-PCI loans that become nonperforming subsequent to acquisition are put on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

The Company has ceased the recognition of interest on loans with a carrying value of $61.2 million and $27.4 million at December 31, 2015 and 2014, respectively. Restructured loans totaled $36.6 million and $9.3 million at December 31, 2015 and 2014, respectively. Loans 90 days past due and still accruing interest amounted to $7.3 million and $3.8 million at December 31, 2015 and 2014, respectively. There was an insignificant amount of interest recognized on impaired loans during 2015, 2014, and 2013.

The Company sold residential real estate loans with proceeds of $97.7 million, $73.5 million, and $121.8 million in the secondary market without recourse during the periods ended December 31, 2015, 2014, and 2013, respectively.

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

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at December 31, 2015 and December 31, 2014 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

Originated and Non-PCI Loans

	Commercial		Asset-based		Factoring
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Non-watch list	$3,880,109	$3,532,611	$198,903	$—	$90,449	$—
Watch	105,539	72,283	—	—	—	—
Special Mention	29,397	98,750	18,163	—	237	—
Substandard	190,691	110,365	2,178	—	—	—

Total	$4,205,736	$3,814,009	$219,244	$—	$90,686	$—

	Real estate – construction		Real estate – commercial
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Non-watch list	$415,258	$253,895	$2,561,401	$1,780,323
Watch	370	181	51,774	31,984
Special Mention	—	756	22,544	8,691
Substandard	940	1,174	25,998	45,303

Total	$416,568	$256,006	$2,661,717	$1,866,301

Credit Exposure

Credit Risk Profile Based on Payment Activity

Originated and Non-PCI Loans

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Performing	$125,348	$115,672	$491,427	$319,265	$726,439	$643,567
Non-performing	13	37	800	562	3,524	19

Total	$125,361	$115,709	$492,227	$319,827	$729,963	$643,586

	Consumer – credit card		Consumer – other		Leases
	December 31, 2015	December 31, 2014	December 31,, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Performing	$291,102	$309,736	$152,180	$100,900	$41,857	$39,090
Non-performing	468	560	2,597	70	—	—

Total	$291,570	$310,296	$154,777	$100,970	$41,857	$39,090

This table provides an analysis of the credit risk profile of each loan class accounted for under ASC 310-30 at December 31, 2015 and December 31, 2014 (in thousands):

Credit Exposure Credit Risk Profile by Risk Rating PCI Loans	Credit Risk Profile Based on Payment Activity PCI Loans

	Real estate – commercial			Consumer – other
	December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014
Non-watch list	$—	$—	Performing	$2,001	$—
Watch	—	—	Non-performing	—	—

Special Mention	—	—	Total	$2,001	$—

Substandard	1,055	—

Total	$1,055	$—

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(5,239)	(214)	(9,658)	—	(15,111)
Recoveries	1,824	321	2,469	—	4,614
Provision	11,913	(2,612)	6,217	(18)	15,500

Ending Balance	$63,847	$8,220	$8,949	$127	$81,143

Ending Balance: individually evaluated for impairment	$5,668	$196	$—	$—	$5,864
Ending Balance: collectively evaluated for impairment	58,179	8,024	8,949	127	75,279
Ending Balance: PCI Loans	—	—	—	—	—
Loans:
Ending Balance: loans	$4,641,027	$4,301,530	$446,347	$41,857	$9,430,761
Ending Balance: individually evaluated for impairment	68,004	7,747	2,574	—	78,325
Ending Balance: collectively evaluated for impairment	4,573,023	4,292,728	441,772	41,857	9,349,380
Ending Balance: PCI Loans	—	1,055	2,001		3,056

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2014 (in thousands):

	Year Ended December 31, 2014
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$48,886	$15,342	$10,447	$76	$74,751
Charge-offs	(7,307)	(259)	(11,427)	—	(18,993)
Recoveries	848	44	2,490	—	3,382
Provision	12,922	(4,402)	8,411	69	17,000

Ending Balance	$55,349	$10,725	$9,921	$145	$76,140

Ending Balance: individually evaluated for impairment	$972	$935	$—	$—	$1,907
Ending Balance: collectively evaluated for impairment	54,377	9,790	9,921	145	74,233
Loans:
Ending Balance: loans	$3,929,718	$3,085,720	$411,266	$39,090	$7,465,794
Ending Balance: individually evaluated for impairment	17,060	10,243	1	—	27,304
Ending Balance: collectively evaluated for impairment	3,912,658	3,075,477	411,265	39,090	7,438,490

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$43,390	$15,506	$12,470	$60	$71,426
Charge-offs	(4,748)	(775)	(12,131)	—	(17,654)
Recoveries	867	77	2,535	—	3,479
Provision	9,377	534	7,573	16	17,500

Ending Balance	$48,886	$15,342	$10,447	$76	$74,751

Ending Balance: individually evaluated for impairment	$2,882	$1,370	$—	$—	$4,252
Ending Balance: collectively evaluated for impairment	46,004	13,972	10,447	76	70,499
Loans:
Ending Balance: loans	$3,404,773	$2,710,510	$381,248	$23,981	$6,520,512
Ending Balance: individually evaluated for impairment	14,635	15,543	11	—	30,189
Ending Balance: collectively evaluated for impairment	3,390,138	2,694,967	381,237	23,981	6,490,323

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2015 (in thousands):

	As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$72,739	$40,648	$27,356	$68,004	$5,668	$41,394
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	782	331	118	449	42	802
Real estate – commercial	7,117	4,891	1,275	6,166	154	7,768
Real estate – residential	1,054	939	—	939	—	1,433
Real estate – HELOC	214	193	—	193	—	162
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,574	2,574	—	2,574	—	1,795
Leases	—	—	—	—	—	—

Total	$84,480	$49,576	$28,749	$78,325	$5,864	$53,354

This table provides an analysis of impaired loans by class for the year ended December 31, 2014 (in thousands):

	As of December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$21,758	$13,928	$3,132	$17,060	$972	$16,022
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,540	983	—	983	—	939
Real estate – commercial	9,546	4,454	3,897	8,351	935	11,298
Real estate – residential	1,083	909	—	909	—	1,006
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	1	1	—	1	—	12
Leases	—	—	—	—	—	—

Total	$33,928	$20,275	$7,029	$27,304	$1,907	$29,277

This table provides an analysis of impaired loans by class for the year ended December 31, 2013 (in thousands):

	As of December 31, 2013
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$17,227	$3,228	$11,407	$14,635	$2,882	$14,791
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,408	810	123	933	—	1,186
Real estate – commercial	14,686	5,305	8,218	13,523	94	10,506
Real estate – residential	1,317	1,087	—	1,087	1,276	1,122
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	12	11	—	11	—	34
Leases	—	—	—	—	—	—

Total	$34,650	$10,441	$19,748	$30,189	$4,252	$27,639

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

Purchased loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. For the year ended December 31, 2015, no purchased loans were modified as troubled debt restructurings after the Acquisition Date.

The Company had $582 thousand and $477 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s as of December 31, 2015 and December 31, 2014, respectively. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. During the year ended December 31, 2015, the Company had one commercial real estate loan classified as a TDR with a payment default totaling $178 thousand. A specific valuation allowance for the full amount of this loan had previously been established within the Company’s allowance for loan losses, and this loan was charged off against the allowance for loan losses during the current period.

This table provides a summary of loans restructured by class during the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	21	$32,473	$32,473	1	$469	$469
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	1	261	261	1	178	178
Real estate – residential	1	121	121	4	277	301
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	23	$32,855	$32,855	6	$924	$948

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2015 and 2014 (in thousands):

2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$350,354	$1	$(576)	$349,779
U.S. Agencies	667,414	7	(1,032)	666,389
Mortgage-backed	3,598,115	12,420	(38,089)	3,572,446
State and political subdivisions	2,116,543	23,965	(2,095)	2,138,413
Corporates	80,585	—	(663)	79,922

Total	$6,813,011	$36,393	$(42,455)	$6,806,949

2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$519,484	$501	$(525)	$519,460
U.S. Agencies	991,084	780	(1,175)	990,689
Mortgage-backed	3,276,009	28,470	(26,875)	3,277,604
State and political subdivisions	1,983,549	22,973	(5,165)	2,001,357
Corporates	124,096	—	(1,270)	122,826

Total	$6,894,222	$52,724	$(35,010)	$6,911,936

The following table presents contractual maturity information for securities available for sale at December 31, 2015 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$998,269	$997,988
Due after 1 year through 5 years	1,278,055	1,285,822
Due after 5 years through 10 years	857,416	869,158
Due after 10 years	81,156	81,535

Total	3,214,896	3,234,503
Mortgage-backed securities	3,598,115	3,572,446

Total securities available for sale	$6,813,011	$6,806,949

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $946.0 million, $414.0 million, and $685.0 million for 2015, 2014, and 2013, respectively. Securities transactions resulted in gross realized gains of $10.5 million for 2015, $4.1 million for 2014, and $8.7 million for 2013. The gross realized losses were $100 thousand for 2015, $11 thousand for 2014, and $200 thousand for 2013.

Securities available for sale with a market value of $5.9 billion at December 31, 2015, and $5.7 billion at December 31, 2014, were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.6 billion at December 31, 2015 and $1.2 billion at December 31, 2014 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014 (in thousands).

2015	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$344,556	$(576)	$—	$—	$344,556	$(576)
U.S. Agencies	615,993	(1,032)	—	—	615,993	(1,032)
Mortgage-backed	2,056,316	(21,013)	426,959	(17,076)	2,483,275	(38,089)
State and political subdivisions	479,197	(1,316)	60,324	(779)	539,521	(2,095)
Corporates	29,126	(183)	50,796	(480)	79,922	(663)

Total temporarily- impaired debt securities available for sale	$3,525,188	$(24,120)	$538,079	$(18,335)	$4,063,267	$(42,455)

2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$236,591	$(329)	$14,863	$(196)	$251,454	$(525)
U.S. Agencies	387,999	(689)	81,593	(486)	469,592	(1,175)
Mortgage-backed	727,142	(8,370)	616,044	(18,504)	1,343,186	(26,874)
State and political subdivisions	401,934	(1,406)	226,678	(3,760)	628,612	(5,166)
Corporates	36,655	(243)	86,171	(1,027)	122,826	(1,270)

Total temporarily-impaired debt securities available for sale	$1,790,321	$(11,037)	$1,025,349	$(23,973)	$2,815,670	$(35,010)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, GSE mortgage-backed securities, municipal securities, and corporates were caused by changes in the interest rate environment. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Securities Held to Maturity

2015	Amortized Cost	Net Unrealized Gains	Fair Value
State and political subdivisions	$667,106	$24,273	$691,379

2014
State and political subdivisions	$278,054	$26,058	$304,112

Fair Value
Due in 1 year or less	$17,893
Due after 1 year through 5 years	80,047
Due after 5 years through 10 years	384,117
Due after 10 years	209,322

Total securities held to maturity	$691,379

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2015, 2014, or 2013.

Trading Securities

The net unrealized gains on trading securities at December 31, 2015, 2014, and 2013 were $8 thousand, $101 thousand, and $151 thousand, respectively. Net unrealized gains/losses were included in trading and investment banking income on the Consolidated Statements of Income.

Other Securities

The table below provides detailed information for Federal Reserve Bank stock and Federal Home Loan Bank stock and other securities at December 31, 2015 and 2014 (in thousands):

2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FRB and FHLB stock	$33,215	$—	$—	$33,215
Other securities – marketable	5	7,159	—	7,164
Other securities – non-marketable	23,855	964	—	24,819

Total Federal Reserve Bank stock and other	$57,075	$8,123	$—	$65,198

2014
FRB and FHLB stock	$26,279	$—	$—	$26,279
Other securities – marketable	—	16,668	—	16,668
Other securities – non-marketable	21,669	3,937	(79)	25,527

Total Federal Reserve Bank stock and other	$47,948	$20,605	$(79)	$68,474

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $7.2 million at December 31, 2015 and $16.7 million at December 31, 2014. The fair value of other non-marketable securities includes alternative investment securities of $2.0 million at December 31, 2015 and $8.5 million at December 31, 2014. Unrealized gains or losses on alternative investments are recognized in the Equity earnings on alternative investments line of the Company’s Consolidated Statements of Income.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $157.7 million and $95.5 million at December 31, 2015 and 2014, respectively. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

6. LOANS TO OFFICERS AND DIRECTORS

Certain executive officers and directors of the Company and the Bank, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from the Bank. All such loans have been made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms.

For the years 2015 and 2014, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2015	2014
Balance – beginning of year	$541,507	$493,373
New loans	462,914	139,442
Repayments	(294,336)	(91,308)

Balance – end of year	$710,085	$541,507

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2015 and December 31, 2014 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2015	$142,753	$47,529	$19,476	$209,758
Acquisition of Marquette	18,588	—	—	18,588

Balances as of December 31, 2015	$161,341	$47,529	$19,476	$228,346

Balances as of January 1, 2014	$142,753	$47,529	$19,476	$209,758

Balances as of December 31, 2014	$142,753	$47,529	$19,476	$209,758

Following are the intangible assets that continue to be subject to amortization as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$33,613	$2,884
Core deposit intangible-Marquette acquisition	11,030	1,838	9,192
Customer relationships	104,560	73,496	31,064
Customer relationship-Marquette acquisition	2,900	338	2,562
Other intangible assets	3,247	2,841	406
Other intangible assets-Marquette acquisition	951	277	674

Total intangible assets	$159,185	$112,403	$46,782

	As of December 31, 2014
Core deposit intangible assets	$36,497	$32,721	$3,776
Customer relationships	104,560	64,980	39,580
Other intangible assets	3,247	2,612	635

Total intangible assets	$144,304	$100,313	$43,991

Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $12.1 million, $12.2 million and $13.2 million, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2016	$12,291
For the year ending December 31, 2017	10,180
For the year ending December 31, 2018	7,202
For the year ending December 31, 2019	5,822
For the year ending December 31, 2020	4,487

8. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$46,430	$43,798
Buildings and leasehold improvements	316,988	301,687
Equipment	138,127	120,745
Software	157,847	132,265

	659,392	598,495
Accumulated depreciation	(268,864)	(246,457)
Accumulated amortization	(109,057)	(94,203)

Premises and equipment, net	$281,471	$257,835

Rental and operating lease expenses were $14.6 million in 2015, $12.0 million in 2014, and $10.9 million in 2013. Bank premises and equipment depreciation and amortization expenses were $40.7 million in 2015, $34.2 million in 2014, and $31.0 million in 2013.

Minimum future rental commitments as of December 31, 2015, for all non-cancelable operating leases are as follows (in thousands):

2016	$11,279
2017	10,433
2018	9,761
2019	8,684
2020	7,782
Thereafter	26,111

Total	$74,050

9. BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31,
	2015	2014
Short-term debt:
Federal Home Loan Bank 0.98% due 2016	$5,009	$—

Total short-term debt	5,009	—

Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I subordinated debentures 1.65% due 2036	16,062	—
Marquette Capital Trust II subordinated debentures 6.30% due 2036	16,741	—
Marquette Capital Trust III subordinated debentures 2.09% due 2036	6,598	—
Marquette Capital Trust IV subordinated debentures 2.11% due 2036	26,757	—
Federal Home Loan Bank 1.88% due 2018	7,088	—
Federal Home Loan Bank 2.74% due 2020	3,104	—
Kansas Equity Fund IV, L.P. 0% due 2017	29	71
Kansas Equity Fund V, L.P. 0% due 2017	63	119
Kansas Equity Fund VI, L.P. 0% due 2017	110	239
Kansas Equity Fund IX, L.P. 0% due 2023	271	341
Kansas Equity Fund X, L.P. 0% due 2021	338	419
Kansas City Equity Fund 2007, L.L.C. 0% due 2016	—	86
Kansas City Equity Fund 2008, L.L.C. 0% due 2016	10	149
Kansas City Equity Fund 2009, L.L.C. 0% due 2017	144	371
St. Louis Equity Fund 2007 L.L.C. 0% due 2016	13	39
St. Louis Equity Fund 2008 L.L.C. 0% due 2016	10	160
St. Louis Equity Fund 2009 L.L.C. 0% due 2017	245	395
St. Louis Equity Fund 2012 L.L.C. 0% due 2020	322	402
St. Louis Equity Fund 2013 L.L.C. 0% due 2021	1,465	1,758
St. Louis Equity Fund 2014 L.L.C. 0% due 2022	1,814	1,819
St. Louis Equity Fund 2015, L.L.C. 0% due 2023	1,000	—
MHEG Community Fund 41, L.P. 0% due 2024	920	957
MHEG Community Fund 43, L.P. 0% due 2026	1,482	1,485
MHEG Community Fund 45, L.P. 0% due 2027	1,484	—

Total long-term debt	86,070	8,810

Total borrowed funds	$91,079	$8,810

Aggregate annual repayments of short-term and long-term debt at December 31, 2015, are as follows (in thousands):

2016	$6,702
2017	1,601
2018	8,599
2019	1,412
2020	4,381
Thereafter	68,384

Total	$91,079

The Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of the Acquisition Date payable to four unconsolidated trusts (Marquette

Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. The interest rate on the trust preferred securities issued by Marquette Capital Trust II was fixed at 6.30 percent until January 2016, and is reset each quarter at a variable rate tied to the three-month LIBOR plus 133 basis points thereafter. Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company is a member bank of the FHLB of Des Moines and FHLB of San Francisco. The Company became a member bank of the FHLB of Des Moines in March 2014. Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. On December 23, 2015, the FHLB issued a 30-day letter of credit of $150.0 million on behalf of the Company to secure public fund deposits, which expired on January 22, 2016. The letter of credit reduced the Company’s borrowing capacity with the FHLB from $559.7 million to $409.7 million as of December 31, 2015. The Company had no outstanding FHLB advances at FHLB of Des Moines as of December 31, 2015.

As part of the Marquette acquisition, the Company acquired stock in the FHLB of San Francisco. This stock had a balance of $405 thousand as of December 31, 2015. FHLB San Francisco advances, which were acquired from Marquette, totaled $15.0 million at December 31, 2015. These advances have maturity dates between September 2016 and September 2020.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance. The Company will also pay a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company currently has no outstanding balance on this line of credit.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents. The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2015, was $1.8 billion (with accrued interest payable of $39 thousand). The amount outstanding at December 31, 2014, was $2.0 billion (with accrued interest payable of $10 thousand).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2015 (in thousands):

	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
On Demand	$3,586	$3,579	0.04%
2 to 30 days	1,769,270	1,747,028	0.30
Over 90 Days	604	600	0.00

Total	$1,773,460	$1,751,207	0.30%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2015, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands).

	As of December 31, 2015 Remaining Contractual Maturities of the Agreements
	On Demand	2-29 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$—	$171,533	$—	$171,533
U.S. Agency	3,579	1,575,495	600	1,579,674

Total repurchase agreements	$3,579	$1,747,028	$600	$1,751,207

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the Federal Reserve Bank as required by law. During 2015, this amount averaged $489.3 million, compared to $729.1 million in 2014.

Through December 31, 2014, the Company and the Bank were subject to capital-adequacy standards that had originally been promulgated in 1989 and that were commonly known as Basel I. Under Basel I, total qualifying capital is divided into two tiers: more loss-absorbent tier 1 capital and less loss-absorbent tier 2 capital. The maximum amount of tier 2 capital that was able to be included in a banking organization’s qualifying total capital was limited to 100% of its tier 1 capital. Under Basel I, for all periods ending December 31, 2014 and prior, the Company and the Bank had been required to maintain, a minimum total risk-based capital ratio of total qualifying capital to RWAs of 8.0%, a minimum tier 1 risk-based capital ratio of tier 1 capital to RWAs of 4.0%, and a minimum tier 1 leverage ratio of tier 1 capital to average on-balance-sheet exposures of 4.0%.

In July 2013, the FRB approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company was required to be compliant with revised minimum regulatory capital ratios and began the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations was required on January 1, 2015 and the Company is in compliance with the increased capital standards.

At December 31, 2015, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively. The Company’s actual ratios at that date were 11.74%, 11.86% and 12.80%, respectively. The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2015, was 9.08%.

As of December 31, 2015, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In addition, under amendments to the BHCA introduced by the Dodd-Frank Act and commonly known as the Volcker Rule, the Company and its subsidiaries are subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely focused on purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-term resale, benefitting from actual or expected short-term price movements, or realizing short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act. The fund activities of the Company and its subsidiaries are in conformance with the Volcker Rule, which became effective July 21, 2015.

Actual capital amounts as well as required and well-capitalized tier 1, total and tier 1 Leverage ratios as of December 31, for the Company and its banks are as follows (in thousands):

	2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$1,664,815	11.74%	$638,108	4.50%	$	N/A	N/A	%
UMB Bank, n. a.	1,491,833	10.63	631,765	4.50		912,549	6.50
Tier 1 Capital:
UMB Financial Corporation	1,681,222	11.86	850,810	6.00		N/A	N/A
UMB Bank, n. a.	1,491,833	10.63	842,353	6.00		1,123,138	8.00
Total Capital:
UMB Financial Corporation	1,814,705	12.80	1,134,413	8.00		N/A	N/A
UMB Bank, n. a.	1,575,697	11.22	1,123,138	8.00		1,403,922	10.00
Tier 1 Leverage:
UMB Financial Corporation	1,681,222	9.08	740,918	4.00		N/A	N/A
UMB Bank, n. a.	1,491,833	8.13	734,229	4.00		917,786	5.00

	2014
Tier 1 Capital:
UMB Financial Corporation	$1,393,389	13.29%	$419,383	4.00%	$	N/A	N/A	%
UMB Bank, n. a.	1,209,096	11.68	414,135	4.00		621,202	6.00
Total Capital:
UMB Financial Corporation	1,471,631	14.04	838,766	8.00		N/A	N/A
UMB Bank, n. a.	1,287,338	12.43	828,270	8.00		1,035,337	10.00
Tier 1 Leverage:
UMB Financial Corporation	1,393,389	8.72	639,476	4.00		N/A	N/A
UMB Bank, n. a.	1,209,096	7.63	634,187	4.00		792,733	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $1.5 million in March 2016, for 2015. A $2.0 million contribution was paid in 2015, for 2014. A $2.9 million contribution was paid in 2014, for 2013.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $5.7 million in 2015, for 2014 and $5.2 million in 2014, for 2013. The Company anticipates making a matching contribution of $6.9 million in March 2016, for 2015.

The Company recognized $2.2 million, $2.0 million, and $2.0 million in expense related to outstanding stock options and $8.1 million, $7.2 million, and $5.9 million in expense related to outstanding restricted stock grants for the years ended December 31, 2015, 2014, and 2013, respectively. The Company had $5.2 million of unrecognized compensation expense related to the outstanding options and $16.9 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2015.

2002 Incentive Stock Option Plan

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2 million common shares of the Company. All options that are issued under the 2002 Plan terminate after 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option terminates after five years). All options issued prior to 2005, under the 2002 Plan, could not be exercised until at least four years and 11 months after the date they are granted. Options issued in 2006, 2007, and 2008 under the 2002 Plan, have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and 11 months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the balance sheet of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, compensation expense is recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. On January 25, 2011, the Board amended and froze the 2002 Plan such that no shares of Company stock shall thereafter be available for grants under the 2002 Plan. Existing awards granted under the 2002 Plan will continue in accordance with their terms under the 2002 Plan. The plan expired without modification on April 17, 2012.

The table below discloses the information relating to option activity in 2015, under the 2002 Plan:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the 2002 Plan
Outstanding – December 31, 2014	258,475	$37.47
Granted	—	—
Expired	(10,190)	34.16
Exercised	(67,849)	34.94

Outstanding – December 31, 2015	180,436	38.61	1.9	$1,433,385

Exercisable – December 31, 2015	180,436	38.61

Exercisable and expected to be exercisable – December 31, 2015	180,436	$38.61	1.9	$1,433,385

No options were granted under the 2002 Plan during 2015, 2014, or 2013. The total intrinsic value of options exercised during the year ended December 31, 2015, 2014, and 2013 was $1.1 million, $2.0 million, and $3.4 million, respectively. As of December 31, 2015, there was no unrecognized compensation cost related to the nonvested options.

Long-Term Incentive Compensation Plan

At the April 26, 2005, shareholders’ meeting, the shareholders of the Company approved the UMB Financial Corporation Long-Term Incentive Compensation Plan (LTIP) which became effective as of January 1, 2005. The LTIP permits the issuance to selected officers of the Company service-based restricted stock grants, performance-based restricted stock grants and non-qualified stock options. Service-based restricted stock grants contain a service requirement. The performance-based restricted grants contain performance and service requirements. The non-qualified stock option grants contain a service requirement.

At the April 23, 2013 shareholders’ meeting, the shareholders of the Company approved amendments to the LTIP Plan, including increasing the number of shares of the Company’s stock reserved for issuance under the Plan from 5.25 million shares to 7.44 million shares. Additionally, the shareholders approved increasing the maximum benefits any one eligible employee may receive under the plan during any one fiscal year from $1 million to $2 million taking into account the value of all stock options and restricted stock received.

The service-based restricted stock grants contain a service requirement with varying vesting schedules. The majority of these grants utilize a vesting schedule in which 50 percent of the shares vest after three years of service, 75 percent after four years of service and 100 percent after five years of service. Certain other grants utilize vesting schedules in which the grants vest ratably over the requisite service period or contain a three-year cliff vesting.

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

The table below discloses the status of the service-based restricted shares during 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Service-Based Restricted Stock
Nonvested – December 31, 2014	456,631	$48.57
Granted	269,267	51.33
Canceled	(53,645)	50.76
Vested	(137,634)	43.83

Nonvested – December 31, 2015	534,619	$50.95

As of December 31, 2015, there was $15.1 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 3.0 years. Total fair value of shares vested during the year ended December 31, 2015, 2014, and 2013 was $7.2 million, $5.6 million, and $4.3 million, respectively.

The table below discloses the status of the performance-based restricted shares during 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance-Based Restricted Stock
Nonvested – December 31, 2014	101,269	$47.26
Granted	45,216	51.42
Canceled	(8,260)	50.75
Vested	(36,291)	40.27

Nonvested – December 31, 2015	101,934	$51.27

As of December 31, 2014, there was $1.8 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.7 years. Total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013, was $1.9 million, $2.3 million and $1.6 million, respectively.

The non-qualified stock options carry a service requirement and will vest 50 percent after three years, 75 percent after four years and 100 percent after five years.

The table below discloses the information relating to non-qualified option activity in 2015 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding – December 31, 2014	1,384,035	$44.03
Granted	252,828	51.42
Canceled	(81,679)	49.22
Expired	(7,346)	49.63
Exercised	(208,091)	39.30

Outstanding – December 31, 2015	1,339,747	45.73	6.1	$1,100,209

Exercisable – December 31, 2015	540,163	39.69

Exercisable and expected to be exercisable – December 31, 2015	1,301,989	$45.61	6.1	$1,228,915

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

	2015	2014	2013
Black-Scholes pricing model:
Weighted average fair value of the granted option	$11.95	$13.03	$10.18
Weighted average risk-free interest rate	1.62%	1.77%	1.49%
Expected option life in years	6.25	6.25	6.25
Expected volatility	26.73%	24.87%	26.36%
Expected dividend yield	1.74%	1.53%	1.83%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant-date fair value of options granted during the years 2015, 2014, and 2013 was $11.95, $13.03, and $10.18, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $2.6 million, $3.7 million and $2.4 million, respectively. As of December 31, 2015, there was $5.2 million of unrecognized compensation cost related to the nonvested options. The cost is expected to be recognized over a period of 3.1 years.

Cash received from options exercised under all share based compensation plans was $10.5 million, $8.0 million, and $9.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The tax benefit realized for stock options exercised was $0.9 million in 2015, $1.9 million in 2014, $1.2 million in 2013.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases to satisfy stock option exercise activity. See a description of the Company’s share repurchase plan in Note 13, “Common Stock and Earnings Per Share,” in the Notes to the Consolidated Financial Statements provided in Item 8, page 100 of this report.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following four reportable segments (collectively, “Business Segments”): Bank, Payment Solutions, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. The management reporting system assigns balance sheet and income statement items to each business segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods presented are based on methodologies in effect at December 31, 2015. Previously reported results have been reclassified to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows (in thousands):

	Year Ended December 31, 2015
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$348,701	$58,288	$2	$5,076	$412,067
Provision for loan losses	8,541	6,959	—	—	15,500
Noninterest income	188,444	91,326	95,097	91,587	466,454
Noninterest expense	446,656	106,016	71,413	79,651	703,736

Income before taxes	81,948	36,639	23,686	17,012	159,285
Income tax expense	22,127	10,043	6,490	4,552	43,212

Net income	$59,821	$26,596	$17,196	$12,460	$116,073

Average assets	$13,706,000	$3,044,000	$68,000	$968,000	$17,786,000

	Year Ended December 31, 2014
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$292,356	$52,251	$(3)	$5,451	$350,055
Provision for loan losses	9,175	7,825	—	—	17,000
Noninterest income	194,223	84,478	131,225	88,762	498,688
Noninterest expense	404,203	93,915	92,048	75,514	665,680

Income before taxes	73,201	34,989	39,174	18,699	166,063
Income tax expense	24,095	7,791	10,093	3,429	45,408

Net income	$49,106	$27,198	$29,081	$15,270	$120,655

Average assets	$12,099,000	$2,456,000	$72,000	$1,372,000	$15,999,000

	Year Ended December 31, 2013
	Bank	Payment Solutions	Institutional Investment Management	Asset Servicing	Total
Net interest income	$285,111	$45,832	$(32)	$2,358	$333,269
Provision for loan losses	5,535	11,965	—	—	17,500
Noninterest income	210,535	74,223	126,442	80,633	491,833
Noninterest expense	375,328	86,748	88,337	72,791	623,204

Income before taxes	114,783	21,342	38,073	10,200	184,398
Income tax expense	27,533	7,525	10,723	4,652	50,433

Net income	$87,250	$13,817	$27,350	$5,548	$133,965

Average assets	$11,255,000	$1,736,000	$77,000	$1,963,000	$15,031,000

13. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2015:

	Shares Issued	Shares in Treasury
Balance December 31, 2012	55,056,730	(14,715,852)
Common stock issuance		4,485,000
Purchase of Treasury Stock	—	(99,402)
Sale of Treasury Stock	—	14,661
Issued for stock options & restricted stock	—	480,100

Balance December 31, 2013	55,056,730	(9,835,493)
Purchase of Treasury Stock	—	(130,197)
Sale of Treasury Stock	—	15,320
Issued for stock options & restricted stock	—	425,828

Balance December 31, 2014	55,056,730	(9,524,542)
Common stock issuance for acquisition	—	3,470,478
Purchase of Treasury Stock	—	(225,894)
Sale of Treasury Stock	—	19,695
Issued for stock options & restricted stock	—	599,899

Balance December 31, 2015	55,056,730	(5,660,364)

As noted in the table above, in 2013, the Company completed the issuance of 4.5 million shares of common stock with net proceeds of $231.4 million to be used for strategic growth purposes. In 2015, the Company issued 3.5 million shares to the owners of Marquette for the purchase of all of the outstanding shares of Marquette. The owners of Marquette as of the close of business on the Acquistion Date received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at that date. The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing price of the Company’s stock of $51.79 per share on May 29, 2015.

The Board approved a plan to repurchase up to 2 million shares of common stock annually at its 2012, 2013, 2014 and 2015 meetings. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through these plans.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31,
	2015	2014	2013
Weighted average basic common shares outstanding	47,126,252	44,844,578	41,275,839
Dilutive effect of stock options and restricted stock	453,082	600,705	562,741

Weighted average diluted common shares outstanding	47,579,334	45,445,283	41,838,580

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to five years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2015 and 2014, was $360.5 million and $375.0 million, respectively. As of December 31, 2015 and 2014, standby letters of credit totaling $63.1 million and $54.6 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. As of December 31, 2015 and 2014, there were no notional amounts outstanding for these contracts. Open futures contract positions average notional amount was $2.0 million and $0.9 million during the years ended December 31, 2015 and 2014, respectively. Net futures activity resulted in gains of $35 thousand and losses of

$319 thousand and $131 thousand for 2015, 2014, and 2013, respectively. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2015, contracts to purchase and to sell foreign currency averaged approximately $89.6 million compared to $51.8 million during 2014. The net gains on these foreign exchange contracts for 2015, 2014 and 2013 were $1.8 million, $1.7 million and $2.2 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas. At December 31, 2015, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31,
(in thousands)	2015	2014
Commitments to extend credit for loans (excluding credit card loans)	$6,671,794	$3,509,841
Commitments to extend credit under credit card loans	2,986,581	2,690,752
Commercial letters of credit	11,541	1,334
Standby letters of credit	360,468	375,003
Forward contracts	75,611	144,950
Spot foreign exchange contracts	10,391	14,721

15. ACQUISITIONS

On May 31, 2015, the Company acquired all of the outstanding common shares of Marquette. Marquette was a privately-held financial services company with a portfolio of businesses and operated thirteen branches in Arizona and Texas, two national commercial specialty-lending businesses focused on asset-based lending and accounts receivable factoring, as well as an asset-management firm. As a result of the acquisition, the Company expects to increase its presence in Arizona and Texas and supplement the Company’s commercial-banking services with factoring and asset-based lending businesses. As of the close of trading on the Acquisition Date, the beneficial owners of Marquette received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at that date (approximately 3.47 million shares total). The market value of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing stock price of the Company’s common stock of $51.79 per share on May 29, 2015. The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

The following table summarizes the net assets acquired (at fair value) and consideration transferred for Marquette (in thousands, except for per share data):

Fair Value May 31, 2015
Assets
Loans	$980,404
Investment securities	177,694
Cash and due from banks	95,351
Premises and equipment, net	11,508
Identifiable intangible assets	14,881
Other assets	32,336

Total assets acquired	1,312,174

Liabilities
Noninterest-bearing deposits	226,161
Interest-bearing deposits	708,675
Short-term debt	112,133
Long-term debt	89,971
Other liabilities	14,085

Total liabilities assumed	1,151,025
Net identifiable assets acquired	161,149
Preliminary goodwill	18,588

Net assets acquired	$179,737

Consideration:
Company’s common shares issued	3,470
Purchase price per share of the Company’s common stock	$51.79

Fair value of total consideration transferred	$179,737

In the acquisition, the Company purchased $980.4 million of loans at fair value. All non-performing loans and select other classified loan relationships considered by management to be credit impaired are accounted for pursuant to ASC Topic 310-30, as previously discussed within Note 3, “Loans and Allowance for Loan Losses.”

The Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of the Acquisition Date payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. The interest rate on the trust preferred securities issued by Marquette Capital Trust II was fixed at 6.30 percent until January 2016, and is reset each quarter at a variable rate tied to the three-month LIBOR plus 133 basis points thereafter. Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

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

The fair value of the acquired assets and liabilities noted in the table above is provisional pending receipt of the final valuation for those assets and liabilities. During the provisional period, which may last up to twelve months subsequent to the Acquisition Date, the Company will obtain additional information to refine the valuation of the acquired assets and liabilities. The Company expects that some adjustments to the fair value of the acquired assets and liabilities will be recorded after December 31, 2015, although such adjustments are not expected to be significant.

The results of Marquette are included in the results of the Company subsequent to the Acquisition Date. For the year ended December 31, 2015, acquisition expenses recognized in Noninterest expense in the Company’s Consolidated Statements of Income totaled $9.8 million. This total included $2.4 million of severance in Salaries and employee benefits and $4.8 million in Legal and consulting fees.

The following pro forma information combines the historical results of Marquette and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. The pro forma information below reflects adjustments made to exclude the impact of acquisition-related expenses of $9.8 million, net accretion of premiums and discounts of $2.7 million, and amortization of acquired identifiable intangibles of $2.5 million during the year ended December 31, 2015. The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired Marquette during the periods presented.

If the Marquette acquisition had been completed on January 1, 2014, total revenue would have been approximately $888.8 million and $916.4 million for the years ended December 31, 2015 and December 31, 2014, respectively. Net income would have been approximately $123.3 million and $125.5 million, respectively, for the same periods. Basic earnings per share would have been $2.54 and $2.60 for the years ended December 31, 2015 and December 31, 2014, respectively.

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy Marquette since the Acquisition Date due to the integration of operations shortly after the Acquisition Date. Accordingly, reliable and separate complete revenue and earnings information is no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be accurately made.

16. INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 27.1 percent in 2015, 27.3 percent in 2014, and 27.4 percent in 2013. These percentages are computed by dividing Income tax expense by Income before income taxes from the Consolidated Statements of Income. Amortization of investments in LIHTC partnerships were previously recorded as part of Other noninterest expense. Due to new accounting guidance, this amortization is now recorded in Income tax expense and was applied retrospectively to the 2013 and 2014 Consolidated Statements of Income.

Income tax expense includes the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax
Federal	$44,469	$54,560	$51,806
State	3,591	2,304	3,750

Total current tax expense	48,060	56,864	55,556
Deferred tax
Federal	(3,697)	(11,448)	(4,278)
State	(1,151)	(8)	(845)

Total deferred tax (benefit) expense	(4,848)	(11,456)	(5,123)

Total tax expense	$43,212	$45,408	$50,433

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax expense	$55,750	$58,122	$64,539
Tax-exempt interest income	(15,405)	(13,861)	(14,146)
State and local income taxes, net of federal tax benefits	1,599	1,403	1,887
Federal tax credits	(688)	(623)	(1,704)
Other	1,956	367	(143)

Total tax expense	$43,212	$45,408	$50,433

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different. In April 2015, the Internal Revenue Service (IRS) completed their audit of the Company’s 2012 federal tax return with no changes. The Company is currently not under federal audit by the IRS or in the examination process with any state taxing authorities.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net unrealized loss on securities available for sale	$2,198	$—
Loans, principally due to allowance for loan losses	35,400	28,924
Stock-based compensation	7,363	7,109
Accrued expenses	33,012	24,747
Intangibles	2,432	7,254
Miscellaneous	4,196	3,551

Total deferred tax assets before valuation allowance	84,601	71,585
Valuation allowance	(2,850)	(3,417)

Total deferred tax assets	81,751	68,168

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	(6,879)
Land, buildings and equipment	(25,143)	(24,002)
Original issue discount	(4,328)	(4,311)
Partnership investments	(3,933)	(7,838)
Intangibles	(14,209)	—
Miscellaneous	(6,651)	(6,183)

Total deferred tax liabilities	(54,264)	(49,213)

Net deferred tax asset	$27,487	$18,955

The Company had various state net operating loss carryforwards of approximately $0.7 million as of December 31, 2015. These net operating losses expire at various times between 2016 and 2035. The Company has a full valuation allowance for these state net operating losses as they are not expected to be realized. In addition, the Company has a valuation allowance of $1.9 million to reduce certain other state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax asset at December 31, 2015 and December 31, 2014 is included in the Other assets line of the Company’s Consolidated Balance Sheets.

Liabilities Associated With Unrecognized Tax Benefits

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2012 in the jurisdictions in which it files.

The gross amount of unrecognized tax benefits totaled $4.7 million and $4.0 million at December 31, 2015 and 2014, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $3.0 million and $2.6 million at December 31, 2015 and December 31, 2014, respectively. The unrecognized tax benefit relates to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014
Unrecognized tax benefits – opening balance	$4,025	$4,997
Gross decreases – tax positions in prior period	(31)	(444)
Gross increases – current-period tax positions	1,193	964
Lapse of statute of limitations	(507)	(1,492)

Unrecognized tax benefits – ending balance	$4,680	$4,025

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2015 and 2014. The Company’s derivative asset and derivative liability are located within Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
	2015	2014	2015	2014
Fair value
Interest Rate Products:
Derivatives not designated as hedging instruments	$11,700	$7,138	$11,921	$7,250
Derivatives designated as hedging instruments	603	—	337	285

Total	$12,303	$7,138	$12,258	$7,535

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2015, the Company had two interest rate swaps with a notional amount of $16.0 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the years ended December 31, 2015 and 2014, the Company recognized no losses and net losses of $27 thousand, respectively, in other noninterest expense related to hedge ineffectiveness.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2015, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV. For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. During the year ended December 31, 2015, the Company recognized net losses of $10 thousand in AOCI for the effective portion of the change in fair value of these cash flow hedges. During the year ended December 31, 2015, the Company did not record any hedge ineffectiveness in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented in 2010. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2015, the Company had 40 interest rate swaps with an aggregate notional amount of $514.0 million related to this program. During the years ended December 31, 2015 and 2014, the Company recognized net losses of $110 thousand and $207 thousand, respectively, related to changes in the fair value of these swaps. As of December 31, 2015, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 35 months.

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of December 31, 2015 and December 31, 2014 (in thousands):

	Amount of (Loss) Gain Recognized For the Year Ended December 31,
	2015	2014
Interest Rate Products
Derivatives not designated as hedging instruments	$(110)	$(207)

Total	$(110)	$(207)

Interest Rate Products
Derivatives designated as fair value hedging instruments
Fair value adjustments on derivatives	$(234)	$(361)
Fair value adjustments on hedged items	234	334

Total	$—	$(27)

This table provides a summary of the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative asset and liability as of December 31, 2015 and December 31, 2014 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion) For the Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Interest rate products
Derivatives designed as cash flow hedging instruments	$(10)	$—

Total	$(10)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $12.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,309	—	1,309	—
Mortgage-backed	—	—	—	—
State and political subdivisions	10,200	—	10,200	—
Trading – other	17,708	17,708	—	—

Trading securities	29,617	18,108	11,509	—

U.S. Treasury	349,779	349,779	—	—
U.S. Agencies	666,389	—	666,389	—
Mortgage-backed	3,572,446	—	3,572,446	—
State and political subdivisions	2,138,413	—	2,138,413	—
Corporates	79,922	79,922	—	—

Available for sale securities	6,806,949	429,701	6,377,248	—
Company-owned life insurance	31,205	—	31,205	—
Bank-owned life insurance	202,991	—	202,991
Derivatives	12,303	—	12,303	—

Total	$7,083,065	$447,809	$6,635,256	$—

Liabilities
Deferred compensation	$32,937	$32,937	$—	$—
Contingent consideration liability	17,718	—	—	17,718
Derivatives	12,258	—	12,258	—

Total	$62,913	$32,937	$12,258	$17,718

	Fair Value Measurement at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,315	—	1,315	—
Mortgage-backed	—	—	—	—
State and political subdivisions	7,381	—	7,381	—
Trading – other	18,107	18,106	1	—

Trading securities	27,203	18,506	8,697	—

U.S. Treasury	519,460	519,460	—	—
U.S. Agencies	990,689	—	990,689	—
Mortgage-backed	3,277,604	—	3,277,604	—
State and political subdivisions	2,001,357	—	2,001,357	—
Corporates	122,826	122,826	—	—

Available for sale securities	6,911,936	642,286	6,269,650	—
Company-owned life insurance	26,886	—	26,886	—
Derivatives	7,138	—	7,138	—

Total	$6,973,163	$660,792	$6,312,371	$—

Liabilities
Deferred compensation	$26,885	$26,885	$—	$—
Contingent consideration liability	53,411	—	—	53,411
Derivatives	7,535	—	7,535	—

Total	$87,831	$26,885	$7,535	$53,411

The following table reconciles the beginning and ending fair value of balances of the contingent consideration liability:

	December 31,
	2015	2014
Beginning balance	$53,411	$46,201
Contingency reserve	—	14,272
Payment of contingent consideration on acquisitions	(32,685)	(13,725)
Income from fair value adjustments	(3,008)	—
Expense from fair value adjustments	—	6,663

Ending balance	$17,718	$53,411

During the year ended December 31, 2014, the Company recorded contingency reserve expense of $20.3 million in its Consolidated Statements of Income related to the resolution of the PCM dispute. On June 30, 2014, the Company made a payment of $6.0 million, reducing the remaining contingency reserve to $14.3 million. The settlement agreement amends the original asset purchase agreement dated June 27, 2010, and subsequent to the settlement, the remaining contingency reserve liability has been included in the table above as additional contingent consideration recorded at fair value. Fair value adjustments made subsequent to settlement are included in the table above as expense from fair value adjustments. The remaining contingency reserve liability related to this settlement agreement was fully paid in 2015.

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

Assets measured at fair value on a non-recurring basis as of December 31, 2015 and 2014 (in thousands):

		Fair Value Measurement at December 31, 2015 Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$22,885	$—	$—	$22,885	$(3,957)
Other real estate owned	3,269	—	—	3,269	—

Total	$26,154	$—	$—	$26,154	$(3,957)

		Fair Value Measurement at December 31, 2014 Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$5,122	$—	$—	$5,122	$2,345
Other real estate owned	208	—	—	208	—

Total	$5,330	$—	$—	$5,330	$2,345

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at December, 31, 2015 and 2014 are as follows (in millions):

	Fair Value Measurement at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,154.7	$997.0	$157.7	$—	$1,154.7
Securities available for sale	6,806.9	429.7	6,377.2	—	6,806.9
Securities held to maturity	667.1	—	691.4	—	691.4
Other securities	65.2	—	65.2	—	65.2
Trading securities	29.6	18.1	11.5	—	29.6
Loans (exclusive of allowance for loan loss)	9,431.3	—	9,452.1	—	9,452.1
Derivatives	12.3	—	12.3	—	12.3
FINANCIAL LIABILITIES
Demand and savings deposits	13,836.9	13,836.9	—	—	13,836.9
Time deposits	1,255.9	—	1,255.9	—	1,255.9
Other borrowings	1,823.1	66.9	1,756.2	—	1,823.1
Long-term debt	86.1	—	86.4	—	86.4
Derivatives	12.3	—	12.3	—	12.3
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4.9
Commercial letters of credit					0.3
Standby letters of credit					2.6

	Fair Value Measurement at December 31, 2014 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,101.8	$2,006.3	$95.5	$—	$2,101.8
Securities available for sale	6,911.9	642.3	6,269.6	—	6,911.9
Securities held to maturity	278.1	—	304.1	—	304.1
Other securities	68.5	—	68.5	—	68.5
Trading securities	27.2	18.5	8.7	—	27.2
Loans (exclusive of allowance for loan loss)	7,466.4	—	7,483.3	—	7,483.3
Derivatives	7.1	—	7.1	—	7.1
FINANCIAL LIABILITIES
Demand and savings deposits	12,353.3	12,353.3	—	—	12,353.3
Time deposits	1,263.6	—	1,263.6	—	1,263.6
Other borrowings	2,025.1	42.0	1,983.1	—	2,025.1
Long-term debt	8.8	—	9.1	—	9.1
Derivatives	7.5	—	7.5	—	7.5
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5.7
Commercial letters of credit					0.2
Standby letters of credit					2.4

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2015 and 2014.

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

19. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

	December 31,
	2015	2014
BALANCE SHEETS (in thousands)
ASSETS
Investment in subsidiaries:
Banks	$1,596,292	$1,312,575
Non-banks	214,181	187,329

Total investment in subsidiaries	1,810,473	1,499,904
Goodwill on purchased affiliates	5,011	5,011
Cash	74,432	80,958
Securities available for sale and other	79,635	65,628

Total assets	$1,969,551	$1,651,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$66,158	$—
Accrued expenses and other	9,699	7,743

Total liabilities	75,857	7,743

Shareholders’ equity	1,893,694	1,643,758

Total liabilities and shareholders’ equity	$1,969,551	$1,651,501

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2015	2014	2013
INCOME
Dividends and income received from subsidiaries	$27,913	$31,000	$54,750
Service fees from subsidiaries	44,350	35,206	33,443
Other	891	2,504	387

Total income	73,154	68,710	88,580
EXPENSE
Salaries and employee benefits	41,019	33,556	32,223
Other	22,051	17,037	9,198

Total expense	63,070	50,593	41,421
Income before income taxes and equity in undistributed earnings of subsidiaries	10,084	18,117	47,159
Income tax benefit	(5,301)	(5,227)	(4,307)

Income before equity in undistributed earnings of subsidiaries	15,385	23,344	51,466
Equity in undistributed earnings of subsidiaries:
Banks	95,942	94,833	64,674
Non-Banks	4,746	2,478	17,825

Net income	$116,073	$120,655	$133,965

Other comprehensive (loss) income	(14,724)	43,646	(118,228)

Comprehensive income	$101,349	$164,301	$15,737

	Year Ended December 31,
	2015	2014	2013
STATEMENTS OF CASH FLOWS (in thousands)
OPERATING ACTIVITIES
Net income	$116,073	$120,655	$133,965
Adjustments to reconcile net income to cash used in operating activities:
Equity in earnings of subsidiaries	(128,601)	(128,311)	(137,249)
Dividends received from subsidiaries	27,913	31,000	—
Net decrease in securities available for sale	211	6,397	6,181
Equity based compensation	10,751	9,661	—
Other	220	(9,071)	(8,467)

Net cash provided by (used in) operating activities	26,567	30,331	(5,570)

INVESTING ACTIVITIES
Net capital investment in subsidiaries	(16,513)	(24,200)	(156,000)
Net cash activity from acquisition	24,962	—	—
Dividends received from subsidiaries	—	—	54,750
Net capital proceeds (expenditures) for premises and equipment	332	154	(406)

Net cash provided by (used in) investing activities	8,781	(24,046)	(101,656)

FINANCING ACTIVITIES
Proceeds from short-term debt	—	—	—
Cash dividends paid	(45,967)	(41,364)	(36,168)
Common stock issuance	—	—	231,430
Other	4,093	5,105	15,903

Net cash (used in) provided by financing activities	(41,874)	(36,259)	211,165

Net (decrease) increase in cash	(6,526)	(29,974)	103,939

Cash and cash equivalents at beginning of period	80,958	110,932	6,993

Cash and cash equivalents at end of period	$74,432	$80,958	$110,932

20. SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2015	March 31	June 30	Sept 30	Dec 31
Interest income	$93,953	101,884	115,229	119,615
Interest expense	3,595	4,524	5,334	5,161

Net interest income	90,358	97,360	109,895	114,454
Provision for loan losses	3,000	5,000	2,500	5,000
Noninterest income	125,207	119,550	109,098	112,599
Noninterest expense	164,413	171,964	185,279	182,080
Income tax expense	14,387	9,732	8,763	10,330

Net income	$33,765	30,214	22,451	29,643

2014	March 31	June 30	Sept 30	Dec 31
Interest income	$89,047	$89,789	$90,817	$94,218
Interest expense	3,602	3,619	3,291	3,304

Net interest income	85,445	86,170	87,526	90,914
Provision for loan losses	4,500	5,000	4,500	3,000
Noninterest income	122,964	134,001	126,475	115,248
Noninterest expense	171,931	166,201	161,151	166,397
Income tax expense	8,565	14,298	12,720	9,825

Net income	$23,413	$34,672	$35,630	$26,940

Per Share	Three Months Ended
2015	March 31	June 30	Sept 30	Dec 31
Net income – basic	$0.75	0.65	0.46	0.61
Net income – diluted	0.74	0.65	0.46	0.60
Dividend	0.235	0.235	0.235	0.245
Book value	36.76	37.68	38.56	38.34

Per Share
2014	March 31	June 30	Sept 30	Dec 31
Net income – basic	$0.52	$0.77	$0.79	$0.60
Net income – diluted	0.52	0.76	0.78	0.59
Dividend	0.225	0.225	0.225	0.235
Book value	33.94	35.21	35.51	36.10

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

Management’s Report on Internal Control Over Financial Reporting Management of the Company is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, and effected by the Board, management and other personnel, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013). Because this assessment was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), it included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

Management chose to exclude from its assessment of the effectiveness of internal control over financial reporting, Marquette’s internal control over financial reporting based on the timing of the acquisition, which was completed on May 31, 2015. Marquette constituted approximately 6.1 percent of total assets for the year ended December 31, 2015.

Based on the evaluation under the framework in Internal Control – Integrated Framework (2013), the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that internal control over financial reporting was effective at the end of the period covered by this report on Form 10-K. KPMG LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of internal control over financial reporting at the end of the period covered by this report. KPMG LLP’s attestation report is set forth below.

Changes in Internal Control Over Financial Reporting As a result of the acquisition of Marquette, we have begun to integrate certain business processes and systems of Marquette. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. There have been no other changes in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such controls during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries:

We have audited UMB Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management chose to exclude from its assessment of the effectiveness of internal control over financial reporting, Marquette Financial Companies’ (Marquette) internal control over financial reporting, which was acquired on May 31, 2015. Marquette constituted approximately 6.1% of total assets for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Marquette.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the

related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri

February 25, 2016

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K (pages 10 through 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2016 (the 2016 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days of December 31, 2015.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2015.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation section of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company’s 2016 Proxy Statement to information to be included under the caption “Stock Ownership – Principal Shareholders,” which will be provided to shareholders within 120 days of December 31, 2015.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2015, under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Plan Category
Equity compensation plans approved by security holders
2002 Incentive Stock Option Plan	180,436	38.61	None
2005 Long-term Incentive Plan Non-Qualified Stock Options	1,339,747	45.73	5,093,321
Equity compensation plans not approved by security holders	None	None	None

Total	1,520,183	45.73	5,093,321

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Certain Transactions” and “Corporate Governance – Director Independence” of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days of December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this Annual Report of Form 10-K.

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the Three Years Ended December 31, 2015

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2015

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2015

Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2015

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K:

2.1	Agreement and Plan of Merger, dated December 15, 2015, among Marquette Financial Corporation, the Company, and Lakes Merger Sub LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2015.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of October 28, 2014 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K and filed with the Commission on November 3, 2014.

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1 (stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws. Note: No long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. In accordance with paragraph (b) 4 (iii) of Item 601 of Regulation S-K, the Registrant will furnish to the Commission, upon request, copies of long-term debt instruments and related agreements.

10.1	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 (incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008).

10.2	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of April 23, 2013 (incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 23, 2013 Annual Meeting filed with the Commission on March 13, 2013).

10.3	Deferred Compensation Plan, dated as of April 20, 1995 (incorporated by reference to Exhibit 10.6 to Company’s Form 10-K filed on March 12, 2003).

10.4	UMBF 2005 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005).

10.5	Stock purchase agreement between the Company and Prairie Capital Management, LLC dated June 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2010 and filed with the Commission on August 4, 2010).

10.6	Asset purchase agreement between the Company and Reams Asset Management Company, LLC, MME Investments, LLC, Mark M. Egan, David B. McKinney, Hilltop Capital, LLC, Thomas M. Fink, Stephen T. Vincent, Todd C. Thompson, Deanne B. Olson, Daniel P. Spurgeon dated September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2010 and filed with the Commission on November 4, 2010).

10.7	Scout Investments Retention and Annual Performance Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012).

10.8	Annual Variable Pay Plan Scout Investments/Leadership, January 1, 2014 – December 31, 2014 for Andrew Iseman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2014).

10.9	Annual Variable Pay Plan UMB Fund Services/Leadership, January 1, 2014-December 31, 2014 for John Zader (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2014).

10.10	Settlement Agreement and Release, dated June 30, 2014, among the Company, Prairie Capital Management, LLC, UMB Merchant Banc, LLC, P-Cap Holdings, LLC, P-Gen, LLC, Brian N. Kaufman, Robyn R. Schneider, Curtis A. Krizek, George K. Baum Holdings, Inc., and the Plan Committee established pursuant to the related Asset Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2014).

10.11	Employment offer letter between the Company and Jennifer Payne dated December 11, 2016.

21	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors – KPMG LLP

23.2	Consent of Independent Auditors – Deloitte & Touche LLP

24	Powers of Attorney

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

/s/ Brian J. Walker
Brian J. Walker Chief Accounting Officer

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Robin C. Beery	Director	Nancy K. Buese	Director
Robin C. Beery		Nancy K. Buese

Kevin C. Gallagher	Director	Terrence P. Dunn	Director
Kevin C. Gallagher		Terrence P. Dunn

Alexander C. Kemper	Director	Gregory M. Graves	Director
Alexander C. Kemper		Gregory M. Graves

Thomas D. Sanders	Director	Kris A. Robbins	Director
Thomas D. Sanders		Kris A. Robbins

Paul Uhlmann III	Director	L. Joshua Sosland	Director
Paul Uhlmann III		L. Joshua Sosland

		Leroy J. Williams	Director
Leroy J. Williams
		/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer
J. Mariner Kemper
Attorney-in-Fact for each director