Form 10-Q
period 2016-03-31
UMB FINANCIAL CORP
filed 2016-05-03
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-04887

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 26, 2016, UMB Financial Corporation had 49,481,352 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Loans:	$9,699,631	$9,430,761
Allowance for loan losses	(80,398)	(81,143)

Net loans	9,619,233	9,349,618
Loans held for sale	4,830	589
Investment securities:
Available for sale	6,883,312	6,806,949
Held to maturity (fair value of $859,328 and $691,379, respectively)	804,652	667,106
Trading securities	26,779	29,617
Other securities	64,591	65,198

Total investment securities	7,779,334	7,568,870
Federal funds sold and securities purchased under agreements to resell	170,824	173,627
Interest-bearing due from banks	401,961	522,877
Cash and due from banks	325,446	458,217
Premises and equipment, net	279,079	281,471
Accrued income	90,002	90,127
Goodwill	228,396	228,346
Other intangibles, net	43,556	46,782
Other assets	360,252	373,721

Total assets	$19,302,913	$19,094,245

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,202,026	$6,306,895
Interest-bearing demand and savings	8,178,712	7,529,972
Time deposits under $250,000	727,709	771,973
Time deposits of $250,000 or more	309,926	483,912

Total deposits	15,418,373	15,092,752
Federal funds purchased and repurchase agreements	1,681,723	1,818,062
Short-term debt	5,006	5,009
Long-term debt	85,238	86,070
Accrued expenses and taxes	116,408	161,245
Other liabilities	48,206	37,413

Total liabilities	17,354,954	17,200,551

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 49,467,214 and 49,396,366 shares outstanding, respectively	55,057	55,057
Capital surplus	1,017,420	1,019,889
Retained earnings	1,058,131	1,033,990
Accumulated other comprehensive income (loss), net	32,468	(3,718)
Treasury stock, 5,589,516 and 5,660,364 shares, at cost, respectively	(215,117)	(211,524)

Total shareholders’ equity	1,947,959	1,893,694

Total liabilities and shareholders’ equity	$19,302,913	$19,094,245

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Loans	$90,544	$64,232
Securities:
Taxable interest	19,357	18,808
Tax-exempt interest	12,735	9,915

Total securities income	32,092	28,723
Federal funds and resell agreements	507	51
Interest-bearing due from banks	891	852
Trading securities	52	95

Total interest income	124,086	93,953

INTEREST EXPENSE
Deposits	4,055	3,048
Federal funds and repurchase agreements	1,230	492
Other	909	55

Total interest expense	6,194	3,595

Net interest income	117,892	90,358
Provision for loan losses	5,000	3,000

Net interest income after provision for loan losses	112,892	87,358

NONINTEREST INCOME
Trust and securities processing	59,485	67,299
Trading and investment banking	4,630	6,122
Service charges on deposit accounts	21,461	21,541
Insurance fees and commissions	1,497	570
Brokerage fees	4,185	2,854
Bankcard fees	18,016	16,183
Gain on sales of securities available for sale, net	2,933	7,336
Equity losses on alternative investments	(381)	(842)
Other	4,524	4,144

Total noninterest income	116,350	125,207

NONINTEREST EXPENSE
Salaries and employee benefits	107,150	98,537
Occupancy, net	10,972	10,010
Equipment	16,282	14,172
Supplies and services	4,949	4,325
Marketing and business development	4,441	4,618
Processing fees	11,462	12,783
Legal and consulting	4,799	4,378
Bankcard	5,815	4,768
Amortization of other intangible assets	3,226	2,755
Regulatory fees	3,429	2,756
Other	8,219	5,311

Total noninterest expense	180,744	164,413

Income before income taxes	48,498	48,152
Income tax expense	12,253	14,387

NET INCOME	$36,245	$33,765

PER SHARE DATA
Net income – basic	$0.74	$0.75
Net income – diluted	0.74	0.74
Dividends	0.245	0.235
Weighted average shares outstanding – basic	48,756,433	45,000,831
Weighted average shares outstanding – diluted	49,090,232	45,437,654

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$36,245	$33,765
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	65,312	32,676
Less: Reclassifications adjustment for gains included in net income	(2,933)	(7,336)

Change in unrealized gains on securities during the period	62,379	25,340
Change in unrealized losses on derivative hedges	(4,140)	—

Income tax expense	(22,053)	(9,536)

Other comprehensive income	36,186	15,804

Comprehensive income	$72,431	$49,569

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2015	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758
Total comprehensive income	—	—	33,765	15,804	—	49,569
Dividends ($0.235 per share)	—	—	(10,753)	—	—	(10,753)
Purchase of treasury stock	—	—	—	—	(5,309)	(5,309)
Issuance of equity awards	—	(5,848)	—	—	6,308	460
Recognition of equity based compensation	—	2,609	—	—	—	2,609
Net tax benefit related to equity compensation plans	—	585	—	—	—	585
Sale of treasury stock	—	141	—	—	94	235
Exercise of stock options	—	569	—	—	653	1,222

Balance – March 31, 2015	$55,057	$892,658	$986,923	$26,810	$(279,072)	$1,682,376

Balance - January 1, 2016	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694
Total comprehensive income	—	—	36,245	36,186	—	72,431
Dividends ($0.245 per share)	—	—	(12,104)	—	—	(12,104)
Purchase of treasury stock	—	—	—	—	(12,880)	(12,880)
Issuance of equity awards	—	(6,199)	—	—	6,628	429
Recognition of equity based compensation	—	2,347	—	—	—	2,347
Net tax deficiency related to equity compensation plans	—	(34)	—	—	—	(34)
Sale of treasury stock	—	123	—	—	140	263
Exercise of stock options	—	1,294	—	—	2,519	3,813

Balance – March 31, 2016	$55,057	$1,017,420	$1,058,131	$32,468	$(215,117)	$1,947,959

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income	$36,245	$33,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,000	3,000
Net accretion of premiums and discounts from acquisition	(604)	—
Depreciation and amortization	13,705	11,792
Deferred income tax benefit	(1,417)	(1,523)
Net decrease (increase) in trading securities and other earning assets	3,219	(1,335)
Gains on sales of securities available for sale	(2,933)	(7,336)
(Gains) losses on sales of assets	(268)	81
Amortization of securities premiums, net of discount accretion	14,553	13,547
Originations of loans held for sale	(14,345)	(25,586)
Net gains on sales of loans held for sale	(199)	(342)
Proceeds from sales of loans held for sale	10,303	23,411
Equity based compensation	2,776	3,069
Changes in:
Accrued income	125	(786)
Accrued expenses and taxes	(40,439)	(25,614)
Other assets and liabilities, net	2,025	(3,834)

Net cash provided by operating activities	27,746	22,309

Investing Activities
Proceeds from maturities of securities held to maturity	8,672	15,712
Proceeds from sales of securities available for sale	282,031	466,422
Proceeds from maturities of securities available for sale	391,494	338,956
Purchases of securities held to maturity	(146,670)	(84,631)
Purchases of securities available for sale	(702,529)	(768,272)
Net increase in loans	(274,053)	(33,928)
Net decrease in fed funds sold and resell agreements	2,803	93,726
Net decrease in interest bearing balances due from other financial institutions	33,693	12,691
Purchases of premises and equipment	(8,499)	(14,854)
Proceeds from sales of premises and equipment	680	29

Net cash (used in) provided by investing activities	(412,378)	25,851

Financing Activities
Net increase (decrease) in demand and savings deposits	543,871	(66,491)
Net decrease in time deposits	(217,851)	(394,080)
Net increase in fed funds purchased and repurchase agreements	(136,339)	(306,052)
Repayment of long-term debt	(1,092)	(1,210)
Payment of contingent consideration on acquisitions	(3,031)	(18,702)
Cash dividends paid	(12,082)	(10,716)
Net tax (deficiency) benefit related to equity compensation plans	(34)	585
Proceeds from exercise of stock options and sales of treasury shares	4,076	1,457
Purchases of treasury stock	(12,880)	(5,309)

Net cash provided by (used in) financing activities	164,638	(800,518)

Decrease in cash and cash equivalents	(219,994)	(752,358)
Cash and cash equivalents at beginning of period	819,112	1,787,230

Cash and cash equivalents at end of period	$599,118	$1,034,872

Supplemental Disclosures:
Income taxes paid	$12,146	$14,469
Total interest paid	6,539	3,668

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

1. Financial Statement Presentation

The consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on February 25, 2016 (the Form 10-K).

2. Summary of Significant Accounting Policies

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is provided in the Notes to Consolidated Financial Statements in the Form 10-K.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of March 31, 2016 and March 31, 2015 (in thousands):

	March 31,
	2016	2015
Due from the Federal Reserve	$273,672	$585,557
Cash and due from banks	325,446	449,315

Cash and cash equivalents at end of period	$599,118	$1,034,872

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $128.3 million and $180.8 million at March 31, 2016 and March 31, 2015, respectively.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 333,799 and 436,823 shares of common stock issuable upon the exercise of outstanding stock options at March 31, 2016 and 2015, respectively.

Options issued under employee benefit plans to purchase 660,802 and 498,488 shares of common stock were outstanding at March 31, 2016 and 2015, respectively, but were not included in the computation of diluted income per share because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

3. New Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS) and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance related to identifying performance obligations and licensing implementation within ASU No. 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that these standards will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Stock Compensation In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period.” The amendment is intended to reduce diversity in practice by clarifying that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update were effective for interim and annual periods beginning after December 15, 2015. The adoption of this accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

Going Concern In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendment addresses management’s responsibility in regularly evaluating whether there is substantial doubt about a company’s ability to continue as a going concern. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, although early adoption is permitted. The adoption of this accounting pronouncement will not impact the Company’s Consolidated Financial Statements.

Derivatives and Hedging In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.” The amendment is intended to address how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this update were effective for interim and annual periods beginning after December 15, 2015. The adoption of this accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

Consolidation In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The amendment substantially changes the way reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update were effective for interim and annual periods beginning after December 15, 2015. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

Financial Instruments In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment is intended to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. Except for certain provisions, early adoption is not permitted. The Company is currently evaluating the impact this will have on the Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The amendment changes the accounting treatment of leases, in that lessees will recognize most leases on-balance sheet. This will increase reported assets and liabilities, as lessees will be required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. Lessees are allowed to account for short-term leases (those with a term of twelve months or less) off-balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this will have on the Consolidated Financial Statements.

Extinguishments of Liabilities In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products.” The amendment is intended to reduce the diversity in practice related to the recognition of breakage. Breakage refers to the portion of a prepaid stored-value product, such as a gift card, that goes unused wholly or partially for an indefinite period of time. This amendment requires that breakage be accounted for consistent with the breakage guidance within ASU No. 2014-09, “Revenue from Contracts with Customers.” The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted. The Company is currently evaluating the effect that ASU No. 2016-04 will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The Company will adopt ASU No. 2016-04 in conjunction with its adoption of ASU No. 2014-09.

Derivatives and Hedging In March 2016, the FASB issued ASU No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendment is intended to clarify that the novation of a derivative contract that has been designated to be in a hedging relationship under Accounting Standards Codification (ASC) Topic 815 does not, in and of itself, represent a termination event for the derivative and does not require dedesignation of the hedging relationship. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment permits the use of either a prospective or modified retrospective transition method. Early adoption is permitted. The adoption of this accounting pronouncement will have no impact on the Company’s Consolidated Financial Statements.

Stock Compensation In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of paid-in capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment permits the use of either a prospective or retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact this will have on the Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

The loan portfolio is comprised of loans originated by the Company and loans purchased in connection with the Company’s acquisition of Marquette Financial Companies (Marquette) on May 31, 2015 (the Acquisition Date). The purchased loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. The purchased loans were segregated between those considered to be performing, non-purchased credit impaired loans (Non-PCI), and those with evidence of credit deterioration, purchased credit impaired loans (PCI). Purchased loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, that all contractually required payments will not be collected.

At the Acquisition Date, gross loans from the Marquette acquisition had a fair value of $980.4 million split between Non-PCI loans totaling $972.6 million and PCI loans totaling $7.8 million. The gross contractually required principal and interest payments receivable for the Non-PCI loans and PCI loans totaled $983.9 million and $9.3 million, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. At March 31, 2016, the net recorded carrying amount of loans accounted for under ASC 310-30 was $2.5 million and the contractual amount due was $3.3 million.

Below is the composition of the net book value for the PCI loans accounted for under ASC 310-30 at March 31, 2016 (in thousands):

PCI Loans:	At March 31, 2016
Contractual cash flows	$3,302
Non-accretable difference	(647)
Accretable yield	(118)

Loans accounted for under ASC 310-30	$2,537

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$20,035	$465	$39,371	$59,871	$—	$4,287,197	$4,347,068
Asset-based	—	—	—	—	—	212,669	212,669
Factoring	—	—	—	—	—	88,534	88,534
Commercial – credit card	333	20	25	378	—	145,653	146,031
Real estate:
Real estate –construction	1,033	906	232	2,171	—	495,333	497,504
Real estate – commercial	4,234	—	8,403	12,637	1,023	2,753,573	2,767,233
Real estate – residential	2,326	—	836	3,162	—	482,560	485,722
Real estate – HELOC	1,737	—	3,094	4,831	—	719,472	724,303
Consumer:
Consumer – credit card	2,085	1,780	360	4,225	—	266,333	270,558
Consumer – other	6,594	145	2,613	9,352	1,514	106,105	116,971
Leases	49	—	—	49	—	42,989	43,038

Total loans	$38,426	$3,316	$54,934	$96,676	$2,537	$9,600,418	$9,699,631

March 31, 2016
	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$—	$—	$—
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—
Real estate – commercial	—	1,023	—	1,023
Real estate – residential	—	—	—	—
Real estate – HELOC	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	75	35	1,404	1,514
Leases	—	—	—	—

Total PCI loans	$75	$1,058	$1,404	$2,537

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

	December 31, 2015
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$5,821	$2,823	$43,841	$52,485	$—	$4,153,251	$4,205,736
Asset-based	—	—	—	—	—	219,244	219,244
Factoring	—	—	—	—	—	90,686	90,686
Commercial – credit card	614	24	13	651	—	124,710	125,361
Real estate:
Real estate –construction	1,828	548	331	2,707	—	413,861	416,568
Real estate – commercial	2,125	1,630	9,578	13,333	1,055	2,648,384	2,662,772
Real estate – residential	612	35	800	1,447	—	490,780	492,227
Real estate – HELOC	129	—	3,524	3,653	—	726,310	729,963
Consumer:
Consumer – credit card	2,256	2,089	468	4,813	—	286,757	291,570
Consumer – other	5,917	175	2,597	8,689	2,001	144,087	154,777
Leases	—	—	—	—	—	41,857	41,857

Total loans	$19,302	$7,324	$61,152	$87,778	$3,056	$9,339,927	$9,430,761

December 31, 2015
	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$—	$—	$—
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—
Real estate – commercial	—	1,055	—	1,055
Real estate – residential	—	—	—	—
Real estate – HELOC	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	58	105	1,838	2,001
Leases	—	—	—	—

Total PCI loans	$58	$1,160	$1,838	$3,056

The Company sold residential real estate loans with proceeds of $10.3 million and $23.4 million in the secondary market without recourse during the periods ended March 31, 2016 and March 31, 2015, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $54.9 million and $61.2 million at March 31, 2016 and December 31, 2015, respectively. Restructured loans totaled $46.0 million and $36.6 million at March 31, 2016 and December 31, 2015. Loans 90 days past due and still accruing interest amounted to $3.3 million and $7.3 million at March 31, 2016 and December 31, 2015, respectively. There was an insignificant amount of interest recognized on impaired loans during 2016 and 2015.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at March 31, 2016 and December 31, 2015 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

Originated and Non-PCI Loans

	Commercial		Asset-based		Factoring
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Non-watch list	$3,968,381	$3,880,109	$179,027	$198,903	$88,089	$90,449
Watch	147,208	105,539	—	—	—	—
Special Mention	40,095	29,397	28,142	18,163	9	237
Substandard	191,384	190,691	5,500	2,178	436	—

Total	$4,347,068	$4,205,736	$212,669	$219,244	$88,534	$90,686

	Real estate – construction		Real estate – commercial
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Non-watch list	$488,546	$415,258	$2,673,502	$2,561,401
Watch	4,346	370	37,764	51,774
Special Mention	3,835	—	19,426	22,544
Substandard	777	940	35,518	25,998

Total	$497,504	$416,568	$2,766,210	$2,661,717

Credit Exposure

Credit Risk Profile Based on Payment Activity

Originated and Non-PCI Loans

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Performing	$146,006	$125,348	$484,886	$491,427	$721,209	$726,439
Non-performing	25	13	836	800	3,094	3,524

Total	$146,031	$125,361	$485,722	$492,227	$724,303	$729,963

	Consumer – credit card		Consumer – other		Leases
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Performing	$270,198	$291,102	$114,358	$152,180	$43,038	$41,857
Non-performing	360	468	2,613	2,597	—	—

Total	$270,558	$291,570	$116,971	$154,777	$43,038	$41,857

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class accounted for under ASC 310-30 at March 31, 2016 and December 31, 2015 (in thousands):

Credit Exposure
Credit Risk Profile by Risk Rating PCI Loans			Credit Risk Profile Based on Payment Activity PCI Loans

	Real estate – commercial			Consumer – other
	March 31, 2016	December 31, 2015		March 31, 2016	December 31, 2015
Non-watch list	$—	$—	Performing	$1,514	$2,001
Watch	—	—	Non-performing	—	—

Special Mention	—	—	Total	$1,514	$2,001

Substandard	1,023	1,055

Total	$1,023	$1,055

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$63,847	$8,220	$8,949	$127	$81,143
Charge-offs	(5,075)	(1,445)	(2,515)	—	(9,035)
Recoveries	2,489	144	657	—	3,290
Provision	47	2,990	1,969	(6)	5,000

Ending balance	$61,308	$9,909	$9,060	$121	$80,398

Ending balance: individually evaluated for impairment	$4,163	$1,210	$—	$—	$5,373
Ending balance: collectively evaluated for impairment	57,145	8,699	9,060	121	75,025
Ending Balance: PCI Loans	—	—	—	—	—
Loans:
Ending balance: loans	$4,794,302	$4,474,762	$387,529	$43,038	$9,699,631
Ending balance: individually evaluated for impairment	67,486	6,278	2,612	—	76,376
Ending balance: collectively evaluated for impairment	4,726,816	4,467,461	383,403	43,038	9,620,718
Ending Balance: PCI Loans	—	1,023	1,514	—	2,537

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(412)	(32)	(2,704)	—	(3,148)
Recoveries	810	15	662	—	1,487
Provision	(88)	1,204	1,901	(17)	3,000

Ending balance	$55,659	$11,912	$9,780	$128	$77,479

Ending balance: individually evaluated for impairment	$1,223	$2,925	$—	$—	$4,148
Ending balance: collectively evaluated for impairment	54,436	8,987	9,780	128	73,331
Loans:
Ending balance: loans	$3,938,523	$3,160,418	$360,550	$38,817	$7,498,308
Ending balance: individually evaluated for impairment	13,839	14,844	—	—	28,683
Ending balance: collectively evaluated for impairment	3,924,684	3,145,574	360,550	38,817	7,469,625

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$72,511	$38,422	$29,064	$67,486	$4,163	$67,744
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	781	318	118	436	35	443
Real estate – commercial	7,098	3,375	1,365	4,740	1,175	5,453
Real estate – residential	961	899	—	899	—	919
Real estate – HELOC	231	203	—	203	—	198
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,594	2,594	—	2,594	—	2,584
Leases	—	—	—	—	—	—

Total	$84,176	$45,811	$30,547	$76,358	$5,373	$77,341

	As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$72,739	$40,648	$27,356	$68,004	$5,668	$41,394
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	782	331	118	449	42	802
Real estate – commercial	7,117	4,891	1,275	6,166	154	7,768
Real estate – residential	1,054	939	—	939	—	1,433
Real estate – HELOC	214	193	—	193	—	162
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,574	2,574	—	2,574	—	1,795
Leases	—	—	—	—	—	—

Total	$84,480	$49,576	$28,749	$78,325	$5,864	$53,354

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

Purchased loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. For the three months ended March 31, 2016, no purchased loans were modified as troubled debt restructurings after the Acquisition Date.

The Company had $823 thousand and $221 thousand in commitments to lend to borrowers with loan modifications classified as TDR’s as of March 31, 2016 and March 31, 2015, respectively. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. During the three month period ended March 31, 2015, the Company had one commercial real estate loan classified as a TDR with a payment default totaling $178 thousand. A specific valuation allowance for the full amount of this loan had previously been established within the Company’s ALL, and this loan was charged off against the ALL during that period.

This table provides a summary of loans restructured by class during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	2	$12,056	$12,056	—	$—	$—
Asset-based
Factoring
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	2	$12,056	$12,056	—	$—	$—

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$353,828	$442	$(9)	$354,261
U.S. Agencies	593,489	424	(144)	593,769
Mortgage-backed	3,645,006	35,170	(11,638)	3,668,538
State and political subdivisions	2,154,346	33,312	(1,056)	2,186,602
Corporates	80,313	30	(201)	80,142

Total	$6,826,982	$69,378	$(13,048)	$6,883,312

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
U.S. Treasury	$350,354	$1	$(576)	$349,779
U.S. Agencies	667,414	7	(1,032)	666,389
Mortgage-backed	3,598,115	12,420	(38,089)	3,572,446
State and political subdivisions	2,116,543	23,965	(2,095)	2,138,413
Corporates	80,585	—	(663)	79,922

Total	$6,813,011	$36,393	$(42,455)	$6,806,949

The following table presents contractual maturity information for securities available for sale at March 31, 2016 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$1,056,562	$1,057,412
Due after 1 year through 5 years	1,162,717	1,176,382
Due after 5 years through 10 years	849,567	866,783
Due after 10 years	113,130	114,197

Total	3,181,976	3,214,774
Mortgage-backed securities	3,645,006	3,668,538

Total securities available for sale	$6,826,982	$6,883,312

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2016, proceeds from the sales of securities available for sale were $282.0 million compared to $466.4 million for the same period in 2015. Securities transactions resulted in gross realized gains of $2.9 million and $7.3 million for the three months ended March 31, 2016 and 2015. There were no gross realized losses for the three months ended March 31, 2016 and 2015.

Securities available for sale with a market value of $5.7 billion at March 31, 2016 and $5.9 billion at December 31, 2015 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.5 billion at March 31, 2016 and $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 (in thousands).

March 31, 2016	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$14,962	$(9)	$—	$—	$14,962	$(9)
U.S. Agencies	170,523	(144)	—	—	170,523	(144)
Mortgage-backed	437,084	(2,352)	447,502	(9,286)	884,586	(11,638)
State and political subdivisions	295,146	(906)	20,355	(150)	315,501	(1,056)
Corporates	13,088	(14)	50,995	(187)	64,083	(201)

Total temporarily-impaired debt securities available for sale	$930,803	$(3,425)	$518,852	$(9,623)	$1,449,655	$(13,048)

December 31, 2015	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$344,556	$(576)	$—	$—	$344,556	$(576)
U.S. Agencies	615,993	(1,032)	—	—	615,993	(1,032)
Mortgage-backed	2,056,316	(21,013)	426,959	(17,076)	2,483,275	(38,089)
State and political subdivisions	479,197	(1,316)	60,324	(779)	539,521	(2,095)
Corporates	29,126	(183)	50,796	(480)	79,922	(663)

Total temporarily-impaired debt securities available for sale	$3,525,188	$(24,120)	$538,079	$(18,335)	$4,063,267	$(42,455)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at March 31, 2016 and December 31, 2015 (in thousands):

		Net
	Amortized	Unrealized	Fair
March 31, 2016	Cost	Gains	Value
State and political subdivisions	$804,652	$54,676	$859,328

December 31, 2015
State and political subdivisions	$667,106	$24,273	$691,379

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

The following table presents contractual maturity information for securities held to maturity at March 31, 2016 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$15,971	$17,056
Due after 1 year through 5 years	75,674	80,816
Due after 5 years through 10 years	463,546	495,044
Due after 10 years	249,461	266,412

Total securities held to maturity	$804,652	$859,328

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the first three months of 2016 or 2015.

Trading Securities

The net unrealized gains on trading securities at March 31, 2016 and March 31, 2015 were $48 thousand and $30 thousand, respectively, and were included in trading and investment banking income on the consolidated statements of income.

Other Securities

The table below provides detailed information for Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock and other securities at March 31, 2016 and December 31, 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,667	$—	$—	$33,667
Other securities – marketable	4	6,768	—	6,772
Other securities – non-marketable	23,226	927	(1)	24,152

Total Other securities	$56,897	$7,695	$(1)	$64,591

December 31, 2015
FRB and FHLB stock	$33,215	$—	$—	$33,215
Other securities – marketable	5	7,159	—	7,164
Other securities – non-marketable	23,855	964	—	24,819

Total Other securities	$57,075	$8,123	$—	$65,198

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $6.8 million at March 31, 2016 and $7.2 million at December 31, 2015. The fair value of other non-marketable securities includes alternative investment securities of $2.1 million at March 31, 2016 and $2.0 million at December 31, 2015. Unrealized gains or losses on alternative investments are recognized in the Equity (loss) earnings on alternative investments line of the Company’s Consolidated Statements of Income.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2016 and December 31, 2015 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2016	$161,341	$47,529	$19,476	$228,346
Acquisition of Marquette	50	—	—	50

Balances as of March 31, 2016	$161,391	$47,529	$19,476	$228,396

Balances as of January 1, 2015	$142,753	$47,529	$19,476	$209,758
Acquisition of Marquette	18,588	—	—	18,588

Balances as of December 31, 2015	$161,341	$47,529	$19,476	$228,346

Following are the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$47,527	$36,433	$11,094
Customer relationships	107,460	75,902	31,558
Other intangible assets	4,198	3,294	904

Total intangible assets	$159,185	$115,629	$43,556

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$33,613	$2,884
Core deposit intangible-Marquette acquisition	11,030	1,838	9,192
Customer relationships	104,560	73,496	31,064
Customer relationship-Marquette acquisition	2,900	338	2,562
Other intangible assets	3,247	2,841	406
Other intangible assets-Marquette acquisition	951	277	674

Total intangible assets	$159,185	$112,403	$46,782

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2016	2015
Aggregate amortization expense	$3,226	$2,755

Estimated amortization expense of intangible assets on future years (in thousands):

For the nine months ending December 31, 2016	$9,064
For the year ending December 31, 2017	10,180
For the year ending December 31, 2018	7,202
For the year ending December 31, 2019	5,822
For the year ending December 31, 2020	4,487
For the year ending December 31, 2021	3,101

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2016, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands).

	As of March 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$117,701	$—	$117,701
U.S. Agencies	1,496,723	3,100	1,499,823

Total repurchase agreements	$1,614,424	$3,100	$1,617,524

8. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments (collectively, the Business Segments): Bank, Institutional Investment Management, and Asset Servicing. Senior executive officers regularly evaluate business segment financial results produced by the Company’s internal management reporting system in deciding how to allocate resources and assess performance for individual Business Segments. Previously, the Company had the following four Business Segments: Bank, Institutional Investment Management, Asset Servicing, and Payment Solutions. In the first quarter of 2016, the Company merged the Payments Solutions segment into the Bank segment to better reflect how the core businesses, products and services are being evaluated by management currently. The Company’s Payment Solutions leadership structure and financial performance assessments are now included in the Bank segment, and accordingly, the reportable segments were realigned to reflect these changes. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2016. Previously reported results have been reclassified to conform to the current organizational structure.

The following summaries provide information about the activities of each segment:

The Bank provides a full range of banking services to commercial, retail, government and correspondent bank customers through the Company’s branches, call center, internet banking, and ATM network. Services include traditional commercial and consumer banking, treasury management, leasing, foreign exchange, consumer and commercial credit and debit card, prepaid debit card solutions, healthcare services, institutional cash management, merchant bankcard, wealth management, brokerage, insurance, capital markets, investment banking, corporate trust, and correspondent banking.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31, 2016
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$115,271	$—	$2,621	$117,892
Provision for loan losses	5,000	—	—	5,000
Noninterest income	75,441	18,416	22,493	116,350
Noninterest expense	143,361	17,233	20,150	180,744

Income before taxes	42,351	1,183	4,964	48,498
Income tax expense	10,706	289	1,258	12,253

Net income	$31,645	$894	$3,706	$36,245

Average assets	$17,885,000	$63,000	$1,387,000	$19,335,000

	Three Months Ended March 31, 2015
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$89,360	$1	$997	$90,358
Provision for loan losses	3,000	—	—	3,000
Noninterest income	74,689	27,084	23,434	125,207
Noninterest expense	125,178	17,961	21,274	164,413

Income before taxes	35,871	9,124	3,157	48,152
Income tax expense	10,715	2,750	922	14,387

Net income	$25,156	$6,374	$2,235	$33,765

Average assets	$15,814,000	$75,000	$943,000	$16,832,000

9. Acquisition

On May 31, 2015, the Company acquired 100% of the outstanding common shares of Marquette Financial Companies. Marquette was a privately held financial services company with a portfolio of businesses and operated 13 branches in Arizona and Texas, two national commercial specialty-lending businesses focused on asset-based lending and accounts receivable factoring, as well as an asset-management firm. As a result of the acquisition, the Company increased its presence in Arizona and Texas and supplemented the Company’s commercial-banking services with factoring and asset-based lending businesses. As of the close of trading on the Acquisition Date, the beneficial owners of Marquette received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at that date (approximately 3.47 million shares total). The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing stock price of the Company’s common stock of $51.79 on May 29, 2015. The transaction was accounted for using the purchased method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market value of the assets and liabilities acquired.

The following table summarizes the net assets acquired (at fair value) and consideration transferred for Marquette (in thousands, except for per share data):

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Fair Value May 31, 2015
Assets
Loans	$980,404
Investment securities	177,694
Cash and due from banks	95,351
Premises and equipment, net	11,508
Identifiable intangible assets	14,881
Other assets	32,336

Total assets acquired	1,312,174
Liabilities
Noninterest-bearing deposits	226,161
Interest-bearing deposits	708,675
Short-term debt	112,133
Long-term debt	89,971
Other liabilities	14,135

Total liabilities assumed	1,151,075
Net identifiable assets acquired	161,099
Goodwill acquired	18,638

Net assets acquired	$179,737

Consideration:
Company’s common shares issued	3,470
Purchase price per share of the Company’s common stock	$51.79

Fair value of total consideration transferred	$179,737

In the Marquette acquisition, the Company purchased $980.4 million of loans at fair value. All non-performing loans and select other classified loan relationships considered by management to be credit impaired are accounted for pursuant to ASC Topic 310-30, as previously discussed within Note 4, “Loans and Allowance for Loan Losses.”

The Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of the Acquisition Date payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that have issued trust preferred securities. Interest rates on trust preferred securities trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

The results of Marquette are included in the results of the Company subsequent to the Acquisition Date. For the three months ended March 31, 2016, acquisition expenses recognized in Noninterest expense in the Company’s Consolidated Statements of Income totaled $3.0 million. This total included $828 thousand of severance in Salaries and employee benefits and $1.6 million in Legal and consulting fees.

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31,	December 31,
	2016	2015
Commitments to extend credit for loans (excluding credit card loans)	$6,392,371	$6,671,794
Commitments to extend credit under credit card loans	3,049,160	2,986,581
Commercial letters of credit	9,706	11,541
Standby letters of credit	352,526	360,468
Futures contracts	500	—
Forward contracts	42,078	75,611
Spot foreign exchange contracts	2,084	10,391

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2016 and December 31, 2015. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2016 and December 31, 2015(in thousands):

	Asset Derivatives		Liability Derivatives
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Fair value
Interest Rate Products:
Derivatives not designated as hedging instruments	$18,882	$11,700	$19,455	$11,921
Derivatives designated as hedging instruments	605	603	4,671	337

Total	$19,487	$12,303	$24,126	$12,258

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2016, the Company had two interest rate swaps with a notional amount of $16.0 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2016, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV. For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. During the three months ended March 31, 2016, the Company recognized net losses of $4.1 million in AOCI for the effective portion of the change in fair value of these cash flow hedges. During the three months ended March 31, 2016, the Company did not record any hedge ineffectiveness in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018. As of March 31, 2016, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 20.5 years.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers which the Company implemented in 2010. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2016, the Company had 40 interest rate swaps with an aggregate notional amount of $511.8 million related to this program. During the three months ended March 31, 2016 and 2015, the Company recognized net losses of $352 thousand and $106 thousand, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities as of March 31, 2016 and March 31, 2015(in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,
	2016	2015
Interest Rate Products
Derivatives not designated as hedging instruments	$(352)	$(106)

Total	$(352)	$(106)

Interest Rate Products
Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$(193)	$(115)
Fair value adjustments on hedged items	192	110

Total	$(1)	$(5)

This table provides a summary of the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities as of March 31, 2016 and March 31, 2015 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	For the Three Months Ended
	March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Interest rate products
Derivatives designed as cash flow hedging instruments	$(4,140)	$—

Total	$(4,140)	$—

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2016 the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $24.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement As of March 31, 2016
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$		$—
U.S. Agencies	2,077	—		2,077	—
State and political subdivisions	6,294	—		6,294	—
Trading - other	18,008	17,760		248	—

Trading securities	26,779	18,160		8,619	—

U.S. Treasury	354,261	354,261		—	—
U.S. Agencies	593,769	—		593,769	—
Mortgage-backed	3,668,538	—		3,668,538	—
State and political subdivisions	2,186,602	—		2,186,602	—
Corporates	80,142	80,142		—	—

Available for sale securities	6,883,312	434,403		6,448,909	—
Company-owned life insurance	31,137	—		31,137	—
Bank-owned life insurance	204,736	—		204,736	—
Derivatives	19,487	—		19,487	—

Total	$7,165,451	$452,563		$6,712,888	$—

Liabilities
Deferred compensation	$39,582	$39,582		$—	$—
Derivatives	24,126	—		24,126	—

Total	$63,708	$39,582		$24,126	$—

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

	Fair Value Measurement as of December 31, 2015
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,309	—	1,309	—
State and political subdivisions	10,200	—	10,200	—
Trading - other	17,708	17,708	—	—

Trading securities	29,617	18,108	11,509	—

U.S. Treasury	349,779	349,779	—	—
U.S. Agencies	666,389	—	666,389	—
Mortgage-backed	3,572,446	—	3,572,446	—
State and political subdivisions	2,138,413	—	2,138,413	—
Corporates	79,922	79,922	—	—

Available for sale securities	6,806,949	429,701	6,377,248	—
Company-owned life insurance	31,205	—	31,205	—
Bank-owned life insurance	202,991	—	202,991	—
Derivatives	12,303	—	12,303	—

Total	$7,083,065	$447,809	$6,635,256	$—

Liabilities
Deferred compensation	32,937	$32,937	$—	$—
Contingent consideration liability	17,718	—	—	17,718
Derivatives	12,258	—	12,258	—

Total	$62,913	$32,937	$12,258	$17,718

The following table reconciles the beginning and ending fair value of balances of the contingent consideration liability:

	Three Months Ended March 31,
	2016	2015
Beginning Balance	$17,718	$53,411
Payment of contingent considerations on acquisitions	(17,784)	(18,702)
Fair value adjustments	66	(2,264)

Ending Balance	$—	$32,445

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

Derivatives Fair values are determined using valuation techniques including discounted cash flow analysis on the expected cash flows from each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

Assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at March 31, 2016 Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
Impaired loans	$25,174	$—	$—	$25,174	$491
Other real estate owned	100	—	—	100	—

Total	$25,274	$—	$—	$25,274	$491

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at March, 31, 2016 and December 31, 2015 were as follows (in millions):

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

	Fair Value Measurement at March 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$898.2	$733.6	$164.6	$—	$898.2
Securities available for sale	6,883.3	434.4	6,448.9	—	6,883.3
Securities held to maturity	804.7	—	859.3	—	859.3
Trading securities	26.8	18.2	8.6	—	26.8
Other securities	64.6	—	64.6	—	64.6
Loans (exclusive of allowance for loan loss)	9,704.5	—	9,779.7	—	9,779.7
Derivatives	19.5	—	19.5	—	19.5
FINANCIAL LIABILITIES
Demand and savings deposits	14,380.7	14,380.7	—	—	14,380.7
Time deposits	1,037.6	—	1,037.6	—	1,037.6
Other borrowings	1,686.7	64.2	1,622.5	—	1,686.7
Long-term debt	85.2	—	85.7	—	85.7
Derivatives	24.1	—	24.1	—	24.1
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1.3
Commercial letters of credit					0.1
Standby letters of credit					0.6

	Fair Value Measurement at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,154.7	$997.0	$157.7	$—	$1,154.7
Securities available for sale	6,806.9	429.7	6,377.2	—	6,806.9
Securities held to maturity	667.1	—	691.4	—	691.4
Trading securities	29.6	18.1	11.5	—	29.6
Other securities	65.2	—	65.2	—	65.2
Loans (exclusive of allowance for loan loss)	9,431.3	—	9,452.1	—	9,452.1
Derivatives	12.3	—	12.3	—	12.3
FINANCIAL LIABILITIES
Demand and savings deposits	13,836.9	13,836.9	—	—	13,836.9
Time deposits	1,255.9	—	1,255.9	—	1,255.9
Other borrowings	1,823.1	66.9	1,756.2	—	1,823.1
Long-term debt	86.1	—	86.4	—	86.4
Derivatives	12.3	—	12.3	—	12.3
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4.9
Commercial letters of credit					0.3
Standby letters of credit					2.6

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity Fair value of held-to-maturity securities are estimated by discounting the expected future cash flows using current market rates.

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2016 and December 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three month period ended March 31, 2016. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial statistics appearing elsewhere in this report and in the Company’s Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;

•	changes in laws or the regulatory environment, including as a result of recent financial-services legislation or regulation;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;

•	changes in accounting standards or policies;

•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;

•	changes in spending, borrowing, or saving by businesses or households;

•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;

•	changes in any credit rating assigned to the Company or its affiliates;

•	adverse publicity or other reputational harm to the Company;

•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•	the Company’s ability to innovate to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;

•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, the Company or the financial-services industry;

•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;

•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;

•	the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal control over financial reporting, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;

•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;

•	mergers or acquisitions, including the Company’s ability to integrate acquisitions;

•	the adequacy of the Company’s succession planning for key executives or other personnel;

•	the Company’s ability to grow revenue, control expenses, or attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or

•	other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) and Management’s Discussion and Analysis (Item 2) in this Quarterly Report on Form 10-Q, in the Risk Factors (Item 1A) in the Company’s Form 10-K, or as described in any of the Company’s quarterly or current reports.

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

The first strategic objective is a focus on improving operating efficiencies. During the second half of 2015, an in-depth review of the organization was completed to identify efficiencies. The Company plans to utilize the results of this review to simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies among various platforms and distribution networks. The Company has identified a total of $32.9 million in annual savings that it expects can be realized over the coming quarters as a result of the elimination of employee positions and business process improvements. These savings are discussed further in the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2016. This total does not include the additional cost savings we expect to recognize related to the Marquette integration, or any ongoing efficiencies identified through our normal course of business. The Company continues to invest in technological advances that will help management drive operating efficiencies in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is a focus on net interest income through loan and deposit growth. During the first quarter of 2016, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $27.5 million, or 30.5 percent, from the same period in 2015. The Company has continued to show increased net interest income in a historically low rate environment through the effects of increased volume of average earning assets and a low cost of funds in its Consolidated Balance Sheets. On May 31, 2015, the Marquette acquisition was completed, which added earning assets with an acquired value of $1.2 billion to the Company’s Consolidated Balance Sheets. Average earning assets increased $2.2 billion, or 14.2 percent from March 31, 2015. The funding for these assets was driven primarily by a 20.4 percent increase in average interest-bearing liabilities and a 6.3 percent increase in average noninterest-bearing demand deposits. Average loan balances increased $2.1 billion, or 27.8 percent compared to the same period in 2015. Net interest margin, on a tax-equivalent basis, increased 33 basis points compared to the same period in 2015.

The third strategic objective is to grow the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations. By maintaining a diverse source of revenues, this strategy has helped reduce the Company’s exposure to sustained low interest rates. During the first quarter of 2016, noninterest income decreased $8.9 million, or 7.1 percent, to $116.4 million for the three months ended March 31, 2016, compared to the same period in 2015. This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At March 31, 2016, noninterest income represented 49.7 percent of total revenues, compared to 58.1 percent at March 31, 2015.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and properly utilizing a share repurchase program. At March 31, 2016, the Company had $1.9 billion in total shareholders’ equity. This is an increase of $265.6 million, or 15.8 percent, compared to total shareholders’ equity at March 31, 2015. At March 31, 2016, the Company had a total risk-based capital ratio of 12.85 percent. The Company repurchased 269,522 shares of common stock at an average price of $47.79 per share during the first quarter of 2016.

Earnings Summary

The Company recorded consolidated net income of $36.2 million for the three month period ended March 31, 2016, compared to $33.8 million for the same period a year earlier. This represents a 7.3 percent increase over the three month period ended March 31, 2015. Basic earnings per share for the first quarter of 2016 were $0.74 per share ($0.74 per share fully-diluted) compared to $0.75 per share ($0.74 per share fully-diluted) for the first quarter of 2015. Return on average assets and return on average common shareholders’ equity for the three month period ended March 31, 2016 were 0.75 and 7.51 percent, respectively, compared to 0.81 and 8.18 percent for the three month period ended March 31, 2015.

Net interest income for the three month period ended March 31, 2016 increased $27.5 million, or 30.5 percent, compared to the same period in 2015. Average earning assets increased by $2.2 billion, or 14.2 percent, compared to the first quarter of 2015. Net interest margin, on a tax-equivalent basis, increased to 2.79 percent or a 33 basis point increase for the three months ended March 31, 2016, compared to 2.46 percent for the same period in 2015.

The provision for loan losses increased by $2.0 million for the three month period ended March 31, 2016, compared to the same period in 2015. This increase is a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased to 0.83 percent from 1.03 percent as of March 31, 2016, compared to March 31, 2015. On May 31, 2015, the Company added loans with an acquired value of $980.4 million with the acquisition of Marquette. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s Form 10-K.

Noninterest income decreased by $8.9 million, or 7.1 percent, for the three month period ended March 31, 2016, compared to the same period in 2015. For the three month period, the decrease is primarily due to a decrease in trust and securities processing income driven by a decrease in Scout Funds advisory income. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $16.3 million, or 9.9 percent, for the three month period ended March 31, 2016, compared to the same period in 2015. This increase was primarily driven by increases in salaries and employee benefits expense, equipment expense, and other noninterest expense. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three month period ended March 31, 2016, net interest income increased by $27.5 million, or 30.5 percent, as compared to the same period in 2015.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended March 31, 2016 increased by 31 basis points and 33 basis points compared to the same period in 2015, respectively. These results are primarily due to a favorable volume variance and a favorable rate variance on earning assets. The combined impact of these variances has led to an increase in the Company’s net interest income compared to results one year ago. Interest-bearing liabilities are repricing slower or incrementally less than the earning assets. The increase of $353.9 million of average noninterest-bearing demand deposits, as compared to the first quarter of 2015, continues to be a positive impact by increasing the contribution from free funds. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in the changes in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.77 percent for the three month period ended March 31, 2016 and 2.42 percent for the same period in 2015.

	Three Months Ended March 31,
	2016		2015
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$9,550,291	3.81%	$7,470,101	3.49%
Securities:
Taxable	4,826,822	1.61	4,868,560	1.57
Tax-exempt	2,805,514	2.81	2,254,237	2.75

Total securities	7,632,336	2.05	7,122,797	1.94
Federal funds and resell agreements	146,791	1.39	34,340	0.60
Interest-bearing due from banks	648,635	0.55	1,107,862	0.31
Other earning assets	26,358	1.01	30,221	1.84

Total earning assets	18,004,411	2.93	15,765,321	2.56
Allowance for loan losses	(80,820)		(76,574)
Other assets	1,411,260		1,143,208

Total assets	$19,334,851		$16,831,955

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,429,774	0.17%	$7,602,258	0.16%
Federal funds and repurchase agreements	1,696,555	0.29	1,710,908	0.12
Borrowed funds	92,558	3.95	8,331	2.68

Total interest-bearing liabilities	11,218,887	0.22	9,321,497	0.16
Noninterest-bearing demand deposits	6,014,820		5,660,893
Other liabilities	159,883		174,804
Shareholders’ equity	1,941,261		1,674,761

Total liabilities and shareholders’ equity	$19,334,851		$16,831,955

Net interest spread		2.71%		2.40%
Net interest margin		2.79		2.46

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest free funds (total earning assets less interest-bearing liabilities) increased $341.7 million for the three month period ended March 31, 2016 compared to the same period in 2015, resulting in an increase in the benefit from interest free funds by two basis points to 0.08 percent.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2016 and 2015
	Volume	Rate	Total
Change in interest earned on:
Loans	$20,130	$6,182	$26,312
Securities:
Taxable	(131)	680	549
Tax-exempt	2,596	224	2,820
Federal funds sold and resell agreements	389	67	456
Interest-bearing due from banks	(631)	663	32
Trading	(6)	(37)	(43)

Interest income	22,347	7,779	30,126
Change in interest incurred on:
Interest-bearing deposits	806	201	1,007
Federal funds purchased and repurchase agreements	(10)	748	738
Other borrowed funds	828	26	854

Interest expense	1,624	975	2,599

Net interest income	$20,723	$6,804	$27,527

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2016	2015	Change
Average earning assets	$18,004,411	$15,765,321	$2,239,090
Interest-bearing liabilities	11,218,887	9,321,497	1,897,390

Interest-free funds	$6,785,524	$6,443,824	$341,700

Free funds ratio (free funds to earning assets)	37.69%	40.87%	(3.18)%
Tax-equivalent yield on earning assets	2.93%	2.56%	0.37%
Cost of interest-bearing liabilities	0.22	0.16	0.06

Net interest spread	2.71%	2.40%	0.31%
Benefit of interest-free funds	0.08	0.06	0.02

Net interest margin	2.79%	2.46%	0.33%

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

Based on the factors above, management of the Company expensed $5.0 million related to the provision for loan losses for the three month period ended March 31, 2016, compared to $3.0 million for the same period in 2015. As illustrated in Table 3 below, the ALL decreased to 0.83 percent of total loans as of March 31, 2016, compared to 1.03 percent of total loans as of the same period in 2015.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015. Net charge-offs were $5.7 million for the first three months of 2016, compared to $1.7 million for the same period in 2015. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2016	2015	2015
Allowance-January 1	$81,143	$76,140	$76,140
Provision for loan losses	5,000	3,000	15,500

Charge-offs:
Commercial	(5,075)	(412)	(5,239)
Consumer:
Credit card	(2,349)	(2,491)	(8,555)
Other	(166)	(213)	(1,103)
Real estate	(1,445)	(32)	(214)

Total charge-offs	(9,035)	(3,148)	(15,111)

Recoveries:
Commercial	2,489	810	1,824
Consumer:
Credit card	568	517	1,802
Other	89	145	667
Real estate	144	15	321

Total recoveries	3,290	1,487	4,614

Net charge-offs	(5,745)	(1,661)	(10,497)

Allowance-end of period	$80,398	$77,479	$81,143

Average loans, net of unearned interest	$9,548,972	$7,469,115	$8,423,997
Loans at end of period, net of unearned interest	9,699,631	7,498,308	9,430,761
Allowance to loans at end of period	0.83%	1.03%	0.86%
Allowance as a multiple of net charge-offs	3.48x	11.50X	7.73x
Net charge-offs to:
Provision for loan losses	114.90%	55.37%	67.72%
Average loans	0.24	0.09	0.12

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Trust and securities processing	$59,485	$67,299	$(7,814)	(11.6)%
Trading and investment banking	4,630	6,122	(1,492)	(24.4)
Service charges on deposits accounts	21,461	21,541	(80)	(0.4)
Insurance fees and commissions	1,497	570	927	>100.0
Brokerage fees	4,185	2,854	1,331	46.6
Bankcard fees	18,016	16,183	1,833	11.3
Gains on sales of securities available for sale, net	2,933	7,336	(4,403)	(60.0)
Equity earnings on alternative investments	(381)	(842)	461	(54.8)
Other	4,524	4,144	380	9.2

Total noninterest income	$116,350	$125,207	$(8,857)	(7.1)%

Fee-based, or noninterest income, decreased by $8.9 million, or 7.1 percent, during the three months ended March 31, 2016, compared to the same period in 2015. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities, trust investments and investment management services, and servicing of mutual fund assets. The 11.6 percent decrease in trust and securities processing income was primarily due to a $7.6 million, or 47.1 percent, decrease in advisory fee income from the Scout Funds. Advisory fee income from the Scout Funds decreased due to lower assets under management (AUM) in the Scout Funds and market performance. The mix of AUM in the Institutional Investment Management segment has shifted from 69 percent fixed income and 31 percent equity as of March 31, 2015 to 80 percent fixed income and 20 percent equity as of March 31, 2016. Trust and securities processing fees are asset-based, and as such, they are highly correlated to the change in market value of the assets. Thus, the related income for the remainder of the year will be affected by changes in the securities markets, changes in fund flows, and the related margin difference between the respective AUM. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

In the first quarter of 2016, $2.9 million in pre-tax gains were recognized on the sales of securities available for sale, as compared to $7.3 million one year ago. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Salaries and employee benefits	$107,150	$98,537	$8,613	8.7%
Occupancy, net	10,972	10,010	962	9.6
Equipment	16,282	14,172	2,110	14.9
Supplies and services	4,949	4,325	624	14.4
Marketing and business development	4,441	4,618	(177)	(3.8)
Processing fees	11,462	12,783	(1,321)	(10.3)
Legal and consulting	4,799	4,378	421	9.6
Bankcard	5,815	4,768	1,047	22.0
Amortization of other intangible assets	3,226	2,755	471	17.1
Regulatory fees	3,429	2,756	673	24.4
Other	8,219	5,311	2,908	54.8

Total noninterest expense	$180,744	$164,413	$16,331	9.9%

Noninterest expense increased by $16.3 million, or 9.9 percent, for the three months ended March 31, 2016 compared to the same period in 2015. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $8.6 million, or 8.7 percent, for the three months ended March 31, 2016, compared to the same period in 2015. The increase is primarily due to increases in salaries and wages of $7.1 million, or 12.3 percent, and a $1.3 million, or 6.2 percent, increase in commissions and bonuses for the three months ended March 31, 2016, compared to the same period of 2015. These increases included $9.1 million in Marquette salaries and benefits.

Equipment expense increased by $2.1 million, or 14.9 percent, for the three months ended March 31, 2016, compared to the same period in 2015. The increase is primarily due to increases in computer and hardware costs related to investments for regulatory requirements, cyber security, and the ongoing modernization of our core systems.

Other expense increased $2.9 million, or 54.8 percent, primarily due to an increase of $2.3 million in fair value adjustments to the contingent consideration liabilities.

Income Tax Expense

The Company’s effective tax rate was 25.3 percent for the three months ended March 31, 2016, compared to 29.9 percent for the same period a year earlier. The effective tax rate decreased as a result of higher tax-exempt income from municipal securities and higher excludible life insurance policy gains from the bank-owned life insurance investment in relation to pre-tax book income.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$115,271	$89,360	$25,911	29.0%
Provision for loan losses	5,000	3,000	2,000	66.7
Noninterest income	75,441	74,689	752	1.0
Noninterest expense	143,361	125,178	18,183	14.5

Income before taxes	42,351	35,871	6,480	18.1
Income tax expense	10,706	10,715	(9)	(0.1)

Net income	$31,645	$25,156	$6,489	25.8%

Bank net income increased by $6.5 million, or 25.8 percent, to $31.6 million compared to the prior year. Net interest income increased $25.9 million, or 29.0 percent over the first quarter of 2016, primarily driven by the acquisition of Marquette and strong legacy UMB loan growth coupled with improved yields. The acquisition of Marquette on May 31, 2015, added higher-yield loans with an acquired value as of the Acquisition Date of $980.4 million. Provision increased by $2.0 million, due to characteristics of the loan portfolio driving an increased allowance for loan loss reserve for this segment. Noninterest income increased $0.8 million, or 1.0 percent, over the same period in 2015. This increase was driven by increased credit card revenue of $1.8 million, increased bank-owned life insurance investment income of $1.7 million, and increased brokerage 12b-1 fees on money market accounts of $1.1 million. These increases were offset by lower gains on sales of available-for-sale securities of $4.4 million.

Noninterest expense increased $18.2 million, or 14.5 percent, to $143.4 million compared to the prior year. The increase in noninterest expense is due to an increase of $7.7 million in salary and benefit expense, primarily due to the Marquette acquisition on May 31, 2015. There was an increase of $3.8 million in technology, service, and overhead expenses and an increase of $2.3 million in Marquette acquisition-related expenses compared to the same period in 2015. Bankcard expenses increased $1.0 million compared to last year from higher processing costs and fraud losses. Additionally, there was an increase of $1.0 million in fair value adjustments to contingent consideration liabilities due to adjustments made in the first quarter of 2015 with no adjustments made in 2016.

Table 7

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$—	$1	$(1)	(100.0)%
Provision for loan losses	—	—	—	—
Noninterest income	18,416	27,084	(8,668)	(32.0)
Noninterest expense	17,233	17,961	(728)	(4.1)

Income before taxes	1,183	9,124	(7,941)	(87.0)
Income tax expense	289	2,750	(2,461)	(89.5)

Net income	$894	$6,374	$(5,480)	(86.0)%

Institutional Investment Management net income decreased $5.5 million, or 86.0 percent, to $0.9 million as compared to the prior year. Noninterest income decreased $8.7 million, or 32.0 percent, primarily due to a $7.6 million decrease in advisory and administrative fees from the Scout Funds, driven by lower assets under management in the funds, and a $0.3 million decrease in advisory fees from separately managed accounts. Overall assets under management have decreased to $27.3 billion compared to $30.6 billion a year ago. Additionally, the mix of assets under management in Scout has shifted between the two periods from 69 percent fixed income and 31 percent equity as of March 31, 2015 to 80 percent fixed income and 20 percent equity as of March 31, 2016. Noninterest expense decreased $0.7 million, or 4.1 percent, primarily due to a $1.8 million decrease in fees paid by the advisor to third-party distributors of the Scout Funds, which was partially offset by a $1.3 million increase compared to the prior year in contingent consideration liabilities related to cash flow estimate changes on the Reams acquisition.

Table 8

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$2,621	$997	$1,624	>100.0%
Provision for loan losses	—	—	—	—
Noninterest income	22,493	23,434	(941)	(4.0)
Noninterest expense	20,150	21,274	(1,124)	(5.3)

Income before taxes	4,964	3,157	1,807	57.2
Income tax expense	1,258	922	336	36.4

Net income	$3,706	$2,235	$1,471	65.8%

Asset Servicing net income increased $1.5 million, or 65.8 percent, to $3.7 million compared to the same period last year. Net interest income increased $1.6 million compared to the prior year. Noninterest income decreased $0.9 million, or 4.0 percent, due to a $0.7 million, or 3.2 percent, decrease in fee income driven primarily by lower transfer agent, alternative investment, and fund administration services. Noninterest expense decreased $1.1 million, or 5.3 percent, primarily due to operational losses recorded during the prior year.

Balance Sheet Analysis

Total assets of the Company increased by $208.7 million, or 1.1 percent, as of March 31, 2016, compared to December 31, 2015, primarily due to an increase in total loans of $268.9 million, or 2.9 percent, an increase in held-to-maturity securities of $137.5 million, or 20.6 percent, offset by decreases in cash and due from banks of $132.8 million, or 29.0 percent, and due from Federal Reserve balances of $87.2 million, or 24.2 percent. The overall increase in total assets is directly related to a corresponding increase in deposit balances of $325.6 million, or 2.2 percent, which was partially offset by a decrease in federal funds purchased and repurchase agreements of $136.3 million, or 7.5 percent, from December 31, 2015 to March 31, 2016.

Total assets of the Company increased $2.6 billion, or 15.4 percent, as of March 31, 2016, compared to March 31, 2015. This increase is a result of an increase in loans of $2.2 billion, or 29.4 percent, and an increase in held-to-maturity securities of $457.8 million, or 132.0 percent. The overall increase in total assets from March 31, 2015 to March 31, 2016 is directly related to loan growth from legacy UMB channels and the acquisition of Marquette.

Table 9

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2016	2015	2015
Total assets	$19,302,913	$16,730,123	$19,094,245
Loans and loans held for sale	9,704,461	7,501,449	9,431,350
Total investment securities	7,779,334	7,230,466	7,568,870
Interest-bearing due from banks	401,961	769,321	522,877
Total earning assets	17,976,182	15,448,136	17,615,581
Total deposits	15,418,373	13,156,288	15,092,752
Total borrowed funds	1,771,967	1,726,680	1,909,141

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $268.9 million, or 2.9 percent, to $9.7 billion at March 31, 2016, compared to December 31, 2015. During the same period, commercial loans increased $141.3 million, or 3.4 percent, commercial real estate loans increased $104.5 million, or 3.9 percent, and construction real estate loans increased $80.9 million, or 19.4 percent.

Total loan balances increased $2.2 billion, or 29.4 percent, compared to March 31, 2015. Loans acquired through the acquisition of Marquette totaled $997.9 million at March 31, 2016. This total includes $338.5 million in commercial real estate loans, $212.7 million in asset-based loans, $121.1 million in construction real estate loans, $102.0 million in commercial loans, $95.7 million in residential real estate loans, and $88.5 million in factoring loans. The remaining increase in loans of $1.2 billion compared to March 31, 2015 is related to the loans originated through the legacy UMB channels. This increase was driven by an increase in commercial real estate loans of $485.7 million, an increase in commercial loans of $436.5 million, and an increase in construction real estate loans of $120.2 million.

Nonaccrual, past due, and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $7.8 billion as of March 31, 2016 and $7.6 billion as of December 31, 2015 and comprised 43.3 percent and 43.0 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 88.5 percent of the Company’s investment securities portfolio at March 31, 2016, compared to 89.9 percent at December 31, 2015. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio decreased from 43.7 months at March 31, 2015 to 43.4 months at March 31, 2016. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $5.7 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and repurchase agreements at March 31, 2016. Of this amount, securities with a market value of $1.5 billion at March 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors. The HTM portfolio totaled $804.7 million as of March 31, 2016, an increase of $137.5 million, or 20.6 percent, from December 31, 2015. The average life of the HTM portfolio remained flat at 9.5 years as of March 31, 2016 and December 31, 2015.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.05 percent for the three months ended March 31, 2016, compared to 1.94 percent for the same period in 2015.

Deposits and Borrowed Funds

Deposits increased $325.6 million, or 2.2 percent, from December 31, 2015 to March 31, 2016 and increased $2.3 billion, or 17.2 percent, from March 31, 2015 to March 31, 2016. Deposits acquired through the Marquette acquisition totaled $744.1 million at March 31, 2016. Total noninterest-bearing deposits decreased $104.9 million from December 31, 2015 and increased $584.2 million from March 31, 2015. Noninterest-bearing deposits acquired from Marquette totaled $199.0 million as of March 31, 2016. Total interest-bearing deposits increased $430.5 million from December 31, 2015, and increased $1.7 billion compared to March 31, 2015. Interest-bearing deposits acquired from Marquette totaled $545.1 million as of March 31, 2016.

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

Long-term debt remained flat with December 31, 2015 and increased $77.6 million from March 31, 2015. As part of the Marquette acquisition, the Company assumed long-term debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that had issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $66.4 million as of March 31, 2016. The interest rates on trust preferred securities issued by the trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.7 billion at March 31, 2016, compared to $1.8 billion at December 31, 2015 and $1.7 billion at March 31, 2015. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same securities at an agreed-upon price and date.

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

Total shareholders’ equity was $1.9 billion at March 31, 2016, a $54.3 million increase compared to December 31, 2015, and a $265.6 million increase compared to March 31, 2015. This increase from March 31, 2015 to March 31, 2016 is primarily attributable to the issuance of $179.7 million of common stock on May 31, 2015 for the acquisition of Marquette.

The Company’s Board of Directors authorized, at its April 26, 2016 and April 28, 2015 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2016 and 2015, the Company acquired 269,522 shares and 103,924 shares under the 2015 and 2014 plans, respectively, of its common stock. The Company has not made any repurchase of its securities other than through these plans.

On April 26, 2016, the Board of Directors declared a dividend of $0.245 per share. The dividend will be paid on July 1, 2016 to shareholders of record on June 10, 2016.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company’s borrowing capacity with the FHLB was $563.4 million as of March 31, 2016. The Company had no outstanding FHLB advances at FHLB of Des Moines as of March 31, 2016. Additionally, the Company owns $0.4 million of FHLB of San Francisco stock, acquired as part of the Marquette acquisition. The FHLB of San Francisco advances, also acquired as part of the Marquette acquisition, totaled $15.0 million at March 31, 2016 and have maturity dates between September 2016 and September 2020.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is calculated as ratio of tier 1 core capital to total average assets, less goodwill and intangibles. The Company’s capital position as of March 31, 2016 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended
	March 31,
RATIOS	2016	2015
Common equity tier 1 capital ratio	11.80%	12.91%
Tier 1 risk-based capital ratio	11.80	12.91
Total risk-based capital ratio	12.85	13.62
Leverage ratio	8.78	8.69
Return on average assets	0.75	0.81
Return on average equity	7.51	8.18
Average equity to assets	10.04	9.95

The Company’s per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2016	2015
Earnings basic	$0.74	$0.75
Earnings diluted	0.74	0.74
Cash dividends	0.245	0.235
Dividend payout ratio	33.11%	31.33%
Book value	$39.38	$36.76

Off-Balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts, and forward exchange contracts, which have maturity dates rather than payment due dates. Please see Note 10, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements for detailed information on these arrangements.

Critical Accounting Policies and Estimates

The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, taxes, other contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from the recorded estimates.

A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange prices, commodity prices, or equity prices. Financial instruments that are subject to market risk can be classified either as held for trading or held for purposes other than trading.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans, trading securities, trust preferred securities, and deposits. See further information in Note 11 “Derivatives and Hedging Activities” in the Notes to the Company’s Consolidated Financial Statements.

Overall, the Company attempts to manage interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk, and credit risk.

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

Table 11 shows the net interest income increase or decrease over the next twelve months as of March 31, 2016 and 2015 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited, dollars in thousands)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
(basis points)	Amount of change	Amount of change	Amount of change	Amount of change
300	$24,242	$15,872	$61,868	$57,935
200	15,217	10,958	40,916	39,919
100	6,214	6,092	19,481	21,332
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
(basis points)	Amount of change	Amount of change	Amount of change	Amount of change
300	$57,712	$36,281	$87,712	$77,053
200	37,688	24,734	58,467	53,130
100	17,543	13,234	28,624	28,646
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

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

Trading Account

The Company’s subsidiary, UMB Bank, n.a. (the Bank), carries taxable governmental securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $26.8 million as of March 31, 2016, $29.6 million as of December 31, 2015, and $29.4 million as of March 31, 2015.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The discussion in Table 11 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

Other Market Risk

The Company does have minimal foreign currency risk as a result of foreign exchange contracts. See Note 10 “Commitments, Contingencies and Guarantees” in the notes to the Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans. The Company’s nonperforming loans increased $25.7 million to $54.9 million at March 31, 2016, compared to March 31, 2015 and decreased $6.2 million, compared to December 31, 2015.

The Company had $3.3 million of other real estate owned as of March 31, 2016 and December 31, 2015, compared to $0.5 million as of March 31, 2015. Loans past due more than 90 days totaled $3.3 million as of March 31, 2016, compared to $7.3 million at December 31, 2015, and $5.2 million at March 31, 2015.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $46.1 million of restructured loans at March 31, 2016, $36.6 million at December 31, 2015, and $7.7 million at March 31, 2015.

Table 12 summarizes the various aspects of credit quality discussed above.

Table 12

LOAN QUALITY (dollars in thousands)

	March 31,		December 31,
	2016	2015	2015
Nonaccrual loans	$33,602	$21,902	$45,589
Restructured loans	21,331	7,285	15,563

Total nonperforming loans	54,933	29,187	61,152
Other real estate owned	3,281	500	3,307

Total nonperforming assets	$58,214	$29,687	$64,459

Loans past due 90 days or more	$3,334	$5,170	$7,324
Restructured loans accruing	24,717	397	21,029
Allowance for Loan Losses	80,398	77,479	81,143
Ratios
Nonperforming loans as a % of loans	0.57%	0.39%	0.65%
Nonperforming assets as a % of loans plus other real estate owned	0.60	0.40	0.68
Nonperforming assets as a % of total assets	0.30	0.18	0.34
Loans past due 90 days or more as a % of loans	0.03	0.07	0.08
Allowance for Loan Losses as a % of loans	0.83	1.03	0.86
Allowance for Loan Losses as a multiple of nonperforming loans	1.46x	2.65x	1.33x

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

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At March 31, 2016, $5.7 billion, or 82.5 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.9 billion, or 86.7 percent, at December 31, 2015. However of these amounts, securities with a market value of $1.5 billion at March 31, 2016 and $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2016 was $9.8 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating expenses, and treasury stock purchases. Management fees and dividends received from the Bank and non-Bank subsidiaries traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The Bank is subject to various rules regarding payment of dividends to the Company. For the most part, the Bank can pay dividends at least equal to its current year’s earnings without seeking prior regulatory approval. The Company also uses cash to inject capital into the Bank and its non-Bank subsidiaries to maintain adequate capital as well as to fund strategic initiatives.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance. The Company will also pay a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at March 31, 2016.

The Company is a member bank of the FHLB. The Company owns $10.4 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. As part of the Marquette acquisition, the Company acquired advances with the FHLB of San Francisco with a balance of $15.0 million as of March 31, 2016 with maturity dates ranging from 2016 to 2020. Additionally, the Company has access to borrow up to $563.4 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of March 31, 2016.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable legal or regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

The Sarbanes-Oxley Act of 2002, as amended, requires the Chief Executive Officer and the Chief Financial Officer to make certain certifications with respect to this report and to the Company’s disclosure controls and procedures and internal control over financial reporting. The Company has a Code of Ethics that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of ethics.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures are effective for ensuring the following criteria for the information the Company is required to report in its periodic filings with the SEC. SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

As a result of the acquisition of Marquette, we have begun to integrate certain business processes and systems of Marquette. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. There have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part 1 of the Company’s Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2016.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2016	20,967	$44.14	20,967	1,919,065
February 1-February 29, 2016	214,023	47.76	214,023	1,705,042
March 1-March 31, 2016	34,532	50.14	34,532	1,670,510

Total	269,522	$47.79	269,522

On April 28, 2015, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 26, 2016. On April 26, 2016, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 25, 2017. The Company has not made any repurchases other than through these plans. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

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

Date: May 3, 2016