Form 10-Q
period 2016-06-30
UMB FINANCIAL CORP
filed 2016-08-02
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 28, 2016, UMB Financial Corporation had 49,529,830 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Loans:	$10,083,266	$9,430,761
Allowance for loan losses	(84,666)	(81,143)

Net loans	9,998,600	9,349,618

Loans held for sale	10,495	589
Investment securities:
Available for sale	6,771,179	6,806,949
Held to maturity (fair value of $991,715 and $691,379, respectively)	880,600	667,106
Trading securities	56,311	29,617
Other securities	66,300	65,198

Total investment securities	7,774,390	7,568,870

Federal funds sold and securities purchased under agreements to resell	196,283	173,627
Interest-bearing due from banks	379,611	522,877
Cash and due from banks	355,732	458,217
Premises and equipment, net	277,060	281,471
Accrued income	92,650	90,127
Goodwill	228,396	228,346
Other intangibles, net	40,411	46,782
Other assets	380,448	373,721

Total assets	$19,734,076	$19,094,245

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,233,492	$6,306,895
Interest-bearing demand and savings	8,270,416	7,529,972
Time deposits under $250,000	695,629	771,973
Time deposits of $250,000 or more	449,156	483,912

Total deposits	15,648,693	15,092,752
Federal funds purchased and repurchase agreements	1,788,567	1,818,062
Short-term debt	5,003	5,009
Long-term debt	85,320	86,070
Accrued expenses and taxes	149,027	161,245
Other liabilities	54,734	37,413

Total liabilities	17,731,344	17,200,551

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 49,528,986 and 49,396,366 shares outstanding, respectively	55,057	55,057
Capital surplus	1,023,195	1,019,889
Retained earnings	1,083,280	1,033,990
Accumulated other comprehensive income (loss), net	55,295	(3,718)
Treasury stock, 5,527,744 and 5,660,364 shares, at cost, respectively	(214,095)	(211,524)

Total shareholders’ equity	2,002,732	1,893,694

Total liabilities and shareholders’ equity	$19,734,076	$19,094,245

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans	$93,949	$71,396	$184,493	$135,628
Securities:
Taxable interest	18,852	19,163	38,209	37,971
Tax-exempt interest	13,845	10,607	26,580	20,522

Total securities income	32,697	29,770	64,789	58,493
Federal funds and resell agreements	642	151	1,149	202
Interest-bearing due from banks	436	434	1,327	1,286
Trading securities	173	133	225	228

Total interest income	127,897	101,884	251,983	195,837

INTEREST EXPENSE
Deposits	4,136	3,522	8,191	6,570
Federal funds and repurchase agreements	1,626	470	2,856	962
Other	925	532	1,834	587

Total interest expense	6,687	4,524	12,881	8,119

Net interest income	121,210	97,360	239,102	187,718
Provision for loan losses	7,000	5,000	12,000	8,000

Net interest income after provision for loan losses	114,210	92,360	227,102	179,718

NONINTEREST INCOME
Trust and securities processing	59,745	67,381	119,230	134,680
Trading and investment banking	5,638	5,568	10,268	11,690
Service charges on deposit accounts	22,420	21,625	43,881	43,166
Insurance fees and commissions	1,160	586	2,657	1,156
Brokerage fees	4,262	2,936	8,447	5,790
Bankcard fees	17,534	18,035	35,550	34,218
Gain on sales of securities available for sale, net	2,598	967	5,531	8,303
Equity earnings (loss) on alternative investments	978	(1,125)	597	(1,967)
Other	7,112	3,577	11,636	7,721

Total noninterest income	121,447	119,550	237,797	244,757

NONINTEREST EXPENSE
Salaries and employee benefits	108,897	99,585	216,047	198,122
Occupancy, net	11,139	10,312	22,111	20,322
Equipment	17,032	15,410	33,314	29,582
Supplies and services	4,719	4,603	9,668	8,928
Marketing and business development	6,313	6,530	10,754	11,148
Processing fees	11,464	12,654	22,926	25,437
Legal and consulting	4,937	5,917	9,736	10,295
Bankcard	5,369	4,953	11,184	9,721
Amortization of other intangible assets	3,145	2,569	6,371	5,324
Regulatory fees	3,692	2,873	7,121	5,629
Other	8,536	6,558	16,755	11,869

Total noninterest expense	185,243	171,964	365,987	336,377

Income before income taxes	50,414	39,946	98,912	88,098
Income tax expense	13,117	9,732	25,370	24,119

NET INCOME	$37,297	$30,214	$73,542	$63,979

PER SHARE DATA
Net income - basic	$0.76	$0.65	$1.51	$1.40
Net income - diluted	0.76	0.65	1.50	1.39
Dividends	0.245	0.235	0.490	0.470
Weighted average shares outstanding - basic	48,770,948	46,240,869	48,763,690	45,624,276
Weighted average shares outstanding - diluted	49,165,686	46,611,096	49,126,207	46,029,978

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$37,297	$30,214	$73,542	$63,979
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Change in unrealized holding gains (losses), net	42,273	(45,553)	107,585	(12,877)
Less: Reclassification adjustment for gains included in net income	(2,598)	(967)	(5,531)	(8,303)

Change in unrealized gains (losses) on securities during the period	39,675	(46,520)	102,054	(21,180)
Change in unrealized losses on derivative hedges	(2,894)	—	(7,034)	—

Income tax (expense) benefit	(13,954)	17,569	(36,007)	8,033

Other comprehensive income (loss)	22,827	(28,951)	59,013	(13,147)

Comprehensive income	$60,124	$1,263	$132,555	$50,832

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2015	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758
Total comprehensive income			63,979	(13,147)		50,832
Dividends ($0.47 per share)	—	—	(22,327)	—	—	(22,327)
Purchase of treasury stock	—	—	—	—	(5,379)	(5,379)
Issuance of equity awards	—	(5,509)	—	—	5,969	460
Recognition of equity-based compensation	—	5,779	—	—	—	5,779
Net tax benefit related to equity compensation plans	—	664	—	—	—	664
Sale of treasury stock	—	306	—	—	197	503
Exercise of stock options		1,488	—	—	1,541	3,029
Common stock issuance for acquisition	—	112,635	—	—	67,102	179,737

Balance – June 30, 2015	$55,057	$1,009,965	$1,005,563	$(2,141)	$(211,388)	$1,857,056

Balance - January 1, 2016	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694
Total comprehensive income			73,542	59,013		132,555
Dividends ($0.49 per share)	—	—	(24,252)	—	—	(24,252)
Purchase of treasury stock	—	—	—	—	(13,581)	(13,581)
Issuance of equity awards	—	(4,457)	—	—	4,887	430
Recognition of equity-based compensation	—	5,200	—	—	—	5,200
Net tax benefit related to equity compensation plans	—	250	—	—	—	250
Sale of treasury stock	—	260	—	—	309	569
Exercise of stock options	—	2,053	—	—	5,814	7,867

Balance – June 30, 2016	$55,057	$1,023,195	$1,083,280	$55,295	$(214,095)	$2,002,732

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net Income	$73,542	$63,979
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,000	8,000
Net accretion of premiums and discounts from acquisition	(935)	—
Depreciation and amortization	27,405	24,027
Deferred income tax expense (benefit)	2,665	(2,577)
Net increase in trading securities	(27,291)	(7,446)
Gains on sales of securities available for sale, net	(5,531)	(8,303)
(Gains) losses on sales of assets	(720)	5
Amortization of securities premiums, net of discount accretion	29,080	26,465
Originations of loans held for sale	(43,145)	(59,422)
Net gains on sales of loans held for sale	(871)	(827)
Proceeds from sales of loans held for sale	34,110	58,054
Equity based compensation	5,630	6,239
Changes in:
Accrued income	(2,523)	(1,927)
Accrued expenses and taxes	(11,902)	(13,179)
Other assets and liabilities, net	(9,282)	12,647

Net cash provided by operating activities	82,232	105,735

Investing Activities
Proceeds from maturities of securities held to maturity	22,539	26,663
Proceeds from sales of securities available for sale	598,740	705,238
Proceeds from maturities of securities available for sale	779,759	645,959
Purchases of securities held to maturity	(238,029)	(198,352)
Purchases of securities available for sale	(1,281,401)	(1,238,323)
Net increase in loans	(660,088)	(473,924)
Net (increase) decrease in fed funds sold and resell agreements	(22,656)	37,111
Net increase in interest bearing balances due from other financial institutions	52,488	19,200
Purchases of premises and equipment	(17,526)	(29,479)
Net cash activity from acquisitions	—	104,539
Proceeds from sales of premises and equipment	1,623	117
Increase in COLI/BOLI cash surrender value	(4,700)	—

Net cash used in investing activities	(769,251)	(401,251)

Financing Activities
Net increase in demand and savings deposits	667,041	239,367
Net decrease in time deposits	(110,349)	(303,635)
Net decrease in fed funds purchased and repurchase agreements	(29,495)	(250,697)
Net decrease in short-term debt	—	(112,133)
Repayment of long-term debt	(1,272)	(10,580)
Payment of contingent consideration on acquisitions	(3,031)	(18,702)
Cash dividends paid	(24,243)	(22,295)
Net tax benefit related to equity compensation plans	250	664
Proceeds from exercise of stock options and sales of treasury shares	8,436	3,532
Purchases of treasury stock	(13,581)	(5,379)

Net cash provided by (used in) financing activities	493,756	(479,858)

Decrease in cash and cash equivalents	(193,263)	(775,374)
Cash and cash equivalents at beginning of period	819,112	1,787,230

Cash and cash equivalents at end of period	$625,849	$1,011,856

Supplemental Disclosures:
Income taxes paid	$19,295	$25,089
Total interest paid	13,199	7,360
Transactions related to bank acquisitions
Assets acquired	—	1,321,322
Liabilities assumed	—	1,160,044

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

1. Financial Statement Presentation

The consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year. The financial statements should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on February 25, 2016 (the Form 10-K).

2. Summary of Significant Accounting Policies

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, and Wisconsin. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies to assist the reader in understanding the financial presentation is provided in the Notes to Consolidated Financial Statements in the Form 10-K.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2016 and June 30, 2015 (in thousands):

	June 30,
	2016	2015
Due from the Federal Reserve Bank	$270,117	$521,685
Cash and due from banks	355,732	490,171

Cash and cash equivalents at end of period	$625,849	$1,011,856

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $109.5 million and $177.3 million at June 30, 2016 and June 30, 2015, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarter-to-date net income per share includes the dilutive effect of 394,738 and 370,227 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2016 and 2015, respectively. Diluted year-to-date net income per share includes the dilutive effect of 362,517 and 405,702 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2016 and 2015, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

Options issued under employee benefits plans to purchase 637,331 shares of common stock were outstanding at June 30, 2016, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefits plans to purchase 495,366 shares of common stock were outstanding at June 30, 2015, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive.

3. New Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS) and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance related to identifying performance obligations and licensing implementation within ASU No. 2014-09. In May 2016, the FASB issued ASU Nos. 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU No. 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that these standards will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Equity-Based Compensation In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period.” The amendment is intended to reduce diversity in practice by clarifying that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update were effective for interim and annual periods beginning after December 15, 2015. The adoption of this accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

Financial Instruments In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment is intended to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. The standard requires the use of the cumulative effect transition method as of the beginning of the year of adoption. Except for certain provisions, early adoption is not permitted. The Company is currently evaluating the impact this will have on its Consolidated Financial Statements.

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The amendment changes the accounting treatment of leases, in that lessees will recognize most leases on-balance sheet. This will increase reported assets and liabilities, as lessees will be required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. Lessees are allowed to account for short-term leases (those with a term of twelve months or less) off-balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires the use of the modified retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact this will have on its Consolidated Financial Statements.

Extinguishments of Liabilities In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products.” The amendment is intended to reduce the diversity in practice related to the recognition of breakage. Breakage refers to the portion of a prepaid stored-value product, such as a gift card, that goes unused wholly or partially for an indefinite period of time. This amendment requires that breakage be accounted for consistent with the breakage guidance within ASU No. 2014-09, “Revenue from Contracts with Customers.” The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the modified retrospective or full retrospective transition method. Early adoption is permitted. The Company is currently evaluating the effect that ASU No. 2016-04 will have on its Consolidated Financial Statements. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The Company will adopt ASU No. 2016-04 in conjunction with its adoption of ASU No. 2014-09.

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

Equity-Based Compensation In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment requires different transition methods for various components of the standard. Early adoption is permitted. The Company is currently evaluating the impact this will have on its Consolidated Financial Statements.

Credit Losses In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption in fiscal years beginning after December 15, 2018 is permitted. The amendment requires the use of the modified retrospective approach for adoption. The Company is currently evaluating the impact this will have on its Consolidated Financial Statements.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

At the Acquisition Date, gross loans purchased from the Marquette acquisition had a fair value of $980.4 million split between Non-PCI loans totaling $972.6 million and PCI loans totaling $7.8 million of loans. The gross contractually required principal and interest payments receivable for the Non-PCI loans and PCI loans totaled $983.9 million and $9.3 million, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. At June 30, 2016, the net recorded carrying amount of loans accounted for under ASC 310-30 was $2.2 million and the contractual amount due was $3.0 million.

Below is the composition of the net book value for the PCI loans accounted for under ASC 310-30 at June 30, 2016 (in thousands):

June 30, 2016
PCI Loans:
Contractual cash flows	$2,970
Non-accretable difference	(647)
Accretable yield	(101)

Loans accounted for under ASC 310-30	$2,222

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$8,753	$793	$41,828	$51,374	$—	$4,392,763	$4,444,137
Asset-based	—	—	—	—	—	223,339	223,339
Factoring	—	—	—	—	—	101,327	101,327
Commercial – credit card	424	255	19	698	—	144,661	145,359
Real estate:
Real estate – construction	478	—	311	789	—	530,987	531,776
Real estate – commercial	4,750	—	9,375	14,125	992	2,970,077	2,985,194
Real estate – residential	3,143	66	537	3,746	—	474,892	478,638
Real estate – HELOC	1,089	—	3,389	4,478	—	737,225	741,703
Consumer:
Consumer – credit card	2,079	1,961	313	4,353	—	266,000	270,353
Consumer – other	8,013	1,625	2,651	12,289	1,230	111,344	124,863
Leases	—	—	—	—	—	36,577	36,577

Total loans	$28,729	$4,700	$58,423	$91,852	$2,222	$9,989,192	$10,083,266

June 30, 2016
	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$—	$—	$—
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—
Real estate – commercial	—	992	—	992
Real estate – residential	—	—	—	—
Real estate – HELOC	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	51	27	1,152	1,230
Leases	—	—		—

Total PCI loans	$51	$1,019	$1,152	$2,222

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

The Company sold residential real estate loans with proceeds of $34.1 million and $58.1 million in the secondary market without recourse during the six months ended June 30, 2016 and June 30, 2015, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $58.4 million and $61.2 million at June 30, 2016 and December 31, 2015, respectively. Restructured loans totaled $42.6 million and $36.6 million at June 30, 2016 and December 31, 2015, respectively. Loans 90 days past due and still accruing interest amounted to $4.7 million and $7.3 million at June 30, 2016 and December 31, 2015, respectively. There was an insignificant amount of interest recognized on impaired loans during 2016 and 2015.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at June 30, 2016 and December 31, 2015 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

Originated and Non-PCI Loans

	Commercial		Asset-based		Factoring
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Non-watch list	$4,058,989	$3,880,109	$195,329	$198,903	$100,201	$90,449
Watch	161,686	105,539	—	—	—	—
Special Mention	44,302	29,397	22,409	18,163	341	237
Substandard	179,160	190,691	5,601	2,178	785	—

Total	$4,444,137	$4,205,736	$223,339	$219,244	$101,327	$90,686

	Real estate – construction		Real estate – commercial
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Non-watch list	$526,469	$415,258	$2,884,897	$2,561,401
Watch	4,897	370	44,388	51,774
Special Mention	—	—	11,526	22,544
Substandard	410	940	43,391	25,998

Total	$531,776	$416,568	$2,984,202	$2,661,717

Credit Exposure

Credit Risk Profile Based on Payment Activity

Originated and Non-PCI Loans

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Performing	$145,340	$125,348	$478,101	$491,427	$738,314	$726,439
Non-performing	19	13	537	800	3,389	3,524

Total	$145,359	$125,361	$478,638	$492,227	$741,703	$729,963

	Consumer – credit card		Consumer – other		Leases
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Performing	$270,040	$291,102	$120,982	$152,180	$36,577	$41,857
Non-performing	313	468	2,651	2,597	—	—

Total	$270,353	$291,570	$123,633	$154,777	$36,577	$41,857

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class accounted for under ASC 310-30 at June 30, 2016 and December 31, 2015 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

PCI Loans

	Real estate – commercial
	June 30, 2016	December 31, 2015
Non-watch list	$—	$—
Watch	—	—
Special Mention	—	—
Substandard	992	1,055

Total	$992	$1,055

Credit Exposure

Credit Risk Profile Based on Payment Activity

PCI Loans

	Consumer – other
	June 30, 2016	December 31, 2015
Performing	$1,230	$2,001
Non-performing	—	—

Total	$1,230	$2,001

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s judgment of inherent probable losses within the Company’s loan portfolio as of the balance sheet date. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Accordingly, the methodology is based on historical loss trends. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for probable loan losses reflects loan quality trends, including the levels of, and trends related to, non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$61,308	$9,909	$9,060	$121	$80,398
Charge-offs	(800)	(1,351)	(2,101)	—	(4,252)
Recoveries	859	187	474	—	1,520
Provision	3,194	1,938	1,886	(18)	7,000

Ending balance	$64,561	$10,683	$9,319	$103	$84,666

	Six Months Ended June 30, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$63,847	$8,220	$8,949	$127	$81,143
Charge-offs	(5,875)	(2,796)	(4,616)	—	(13,287)
Recoveries	3,348	331	1,131	—	4,810
Provision	3,241	4,928	3,855	(24)	12,000

Ending balance	$64,561	$10,683	$9,319	$103	$84,666

Ending balance: individually evaluated for impairment	$4,714	$26	$—	$—	$4,740
Ending balance: collectively evaluated for impairment	59,847	10,657	9,319	103	79,926
Loans:
Ending balance: loans	$4,914,162	$4,737,311	$395,216	$36,577	$10,083,266
Ending balance: individually evaluated for impairment	58,270	6,338	2,578	—	67,186
Ending balance: collectively evaluated for impairment	4,855,892	4,729,981	391,408	36,577	10,013,858
Ending balance: PCI Loans	—	992	1,230	—	2,222

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,659	$11,912	$9,780	$128	$77,479
Charge-offs	(3,088)	(68)	(2,446)	—	(5,602)
Recoveries	89	77	678	—	844
Provision	6,718	(3,029)	1,276	35	5,000

Ending balance	$59,378	$8,892	$9,288	$163	$77,721

	Six Months Ended June 30, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(3,500)	(100)	(5,150)	—	(8,750)
Recoveries	899	92	1,340	—	2,331
Provision	6,630	(1,825)	3,177	18	8,000

Ending balance	$59,378	$8,892	$9,288	$163	$77,721

Ending balance: individually evaluated for impairment	$1,266	$295	$—	$—	$1,561
Ending balance: collectively evaluated for impairment	58,112	8,597	9,288	163	76,160
Loans:
Ending balance: loans	$4,579,611	$3,915,506	$380,938	$40,073	$8,916,128
Ending balance: individually evaluated for impairment	32,818	9,113	1,240	—	43,171
Ending balance: collectively evaluated for impairment	4,544,303	3,903,880	377,009	40,073	8,865,265
Ending balance: PCI Loans	2,490	2,513	2,689	—	7,692

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$64,008	$37,994	$20,276	$58,270	$4,714	$64,586
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	962	311	115	426	26	437
Real estate – commercial	7,839	5,630	—	5,630	—	5,512
Real estate – residential	364	282	—	282	—	707
Real estate – HELOC	—	—	—	—	—	132
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,578	2,578	—	2,578	—	2,582
Leases	—	—	—	—	—	—

Total	$75,751	$46,795	$20,391	$67,186	$4,740	$73,956

	As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$72,739	$40,648	$27,356	$68,004	$5,668	$41,394
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	782	331	118	449	42	802
Real estate – commercial	7,117	4,891	1,275	6,166	154	7,768
Real estate – residential	1,054	939	—	939	—	1,433
Real estate – HELOC	214	193	—	193	—	162
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,574	2,574	—	2,574	—	1,795
Leases	—	—	—	—	—	—

Total	$84,480	$49,576	$28,749	$78,325	$5,864	$53,354

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

Purchased loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. For the three and six months ended June 30, 2016, no purchased loans were modified as troubled debt restructurings after the Acquisition Date.

The Company had $18 thousand and $293 thousand in commitments to lend to borrowers with loan modifications classified as TDRs as of June 30, 2016 and June 30, 2015, respectively. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. During the six month period ended June 30, 2015, the Company had one commercial real estate loan classified as a TDR with a payment default totaling $178 thousand. A specific valuation allowance for the full amount of this loan had previously been established within the Company’s allowance for loan losses, and this loan was charged off against the allowance for loan losses during that period.

This table provides a summary of loans restructured by class during the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	—	$—	$—	2	$12,056	$12,056
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	—	$—	$—	2	$12,056	$12,056

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

This table provides a summary of loans restructured by class during the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	14	$19,463	$19,463	14	$19,463	$19,463
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	1	121	121	1	121	121
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	15	$19,584	$19,584	15	$19,584	$19,584

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2016 and December 31, 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2016
U.S. Treasury	$362,766	$576	$(5)	$363,337
U.S. Agencies	421,149	507	(31)	421,625
Mortgage-backed	3,553,661	53,444	(6,930)	3,600,175
State and political subdivisions	2,257,535	48,687	(243)	2,305,979
Corporates	80,044	85	(66)	80,063

Total	$6,675,155	$103,299	$(7,275)	$6,771,179

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
U.S. Treasury	$350,354	$1	$(576)	$349,779
U.S. Agencies	667,414	7	(1,032)	666,389
Mortgage-backed	3,598,115	12,420	(38,089)	3,572,446
State and political subdivisions	2,116,543	23,965	(2,095)	2,138,413
Corporates	80,585	—	(663)	79,922

Total	$6,813,011	$36,393	$(42,455)	$6,806,949

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at June 30, 2016 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$931,783	$932,836
Due after 1 year through 5 years	1,118,929	1,136,979
Due after 5 years through 10 years	861,965	887,760
Due after 10 years	208,817	213,429

Total	3,121,494	3,171,004
Mortgage-backed securities	3,553,661	3,600,175

Total securities available for sale	$6,675,155	$6,771,179

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2016, proceeds from the sales of securities available for sale were $598.7 million compared to $705.2 million for the same period in 2015. Securities transactions resulted in gross realized gains of $5.5 million and $8.4 million for the six months ended June 30, 2016 and 2015, respectively. The gross realized losses for the six months ended June 30, 2015 were $48 thousand.

Securities available for sale with a market value of $5.5 billion at June 30, 2016 and $5.9 billion at December 31, 2015 were pledged to secure U.S. Government deposits, other public deposits, and certain trust deposits as required by law. Of this amount, securities with a market value of $1.5 billion at June 30, 2016 and $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$5,025	$(5)	$—	$—	$5,025	$(5)
U.S. Agencies	45,635	(24)	3,036	(7)	48,671	(31)
Mortgage-backed	204,221	(744)	312,994	(6,186)	517,215	(6,930)
State and political subdivisions	131,455	(188)	10,155	(55)	141,610	(243)
Corporates	8,748	(2)	39,069	(64)	47,817	(66)

Total temporarily-impaired debt securities available for sale	$395,084	$(963)	$365,254	$(6,312)	$760,338	$(7,275)

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

December 31, 2015	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$344,556	$(576)	$—	$—	$344,556	$(576)
U.S. Agencies	615,993	(1,032)	—	—	615,993	(1,032)
Mortgage-backed	2,056,316	(21,013)	426,959	(17,076)	2,483,275	(38,089)
State and political subdivisions	479,197	(1,316)	60,324	(779)	539,521	(2,095)
Corporates	29,126	(183)	50,796	(480)	79,922	(663)

Total temporarily-impaired debt securities available for sale	$3,525,188	$(24,120)	$538,079	$(18,335)	$4,063,267	$(42,455)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at June 30, 2016 and December 31, 2015 (in thousands):

		Net
	Amortized	Unrealized	Fair
	Cost	Gains	Value
June 30, 2016
State and political subdivisions	$880,600	$111,115	$991,715

December 31, 2015
State and political subdivisions	$667,106	$24,273	$691,379

The following table presents contractual maturity information for securities held to maturity at June 30, 2016 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$16,268	$18,321
Due after 1 year through 5 years	76,310	85,939
Due after 5 years through 10 years	481,148	541,859
Due after 10 years	306,874	345,596

Total securities held to maturity	$880,600	$991,715

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2016 or 2015.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at June 30, 2016 and June 30, 2015 were $93 thousand and $156 thousand, respectively, and were included in trading and investment banking income on the Consolidated Statements of Income.

Other Securities

The table below provides detailed information for Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock and other securities at June 30, 2016 and December 31, 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2016
FRB and FHLB stock	$33,667	$—	$—	$33,667
Other securities – marketable	4	7,951	—	7,955
Other securities – non-marketable	23,974	730	(26)	24,678

Total Other securities	$57,645	$8,681	$(26)	$66,300

December 31, 2015
FRB and FHLB stock	$33,215	$—	$—	$33,215
Other securities – marketable	5	7,159	—	7,164
Other securities – non-marketable	23,855	964	—	24,819

Total Other securities	$57,075	$8,123	$—	$65,198

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $8.0 million at June 30, 2016 and $7.2 million at December 31, 2015. The fair value of other non-marketable securities includes alternative investment securities of $1.9 million at June 30, 2016 and $2.0 million at December 31, 2015. Unrealized gains or losses on alternative investments are recognized in the Equity earnings on alternative investments line of the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2016 and December 31, 2015 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2016	$161,341	$47,529	$19,476	$228,346
Acquisition of Marquette	50	—	—	50

Balances as of June 30, 2016	$161,391	$47,529	$19,476	$228,396

Balances as of January 1, 2015	$142,753	$47,529	$19,476	$209,758
Acquisition of Marquette	18,588	—	—	18,588

Balances as of December 31, 2015	$161,341	$47,529	$19,476	$228,346

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$47,527	$37,371	$10,156
Customer relationships	107,460	77,933	29,527
Other intangible assets	4,198	3,470	728

Total intangible assets	$159,185	$118,774	$40,411

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$33,613	$2,884
Core deposit intangible-Marquette acquisition	11,030	1,838	9,192
Customer relationships	104,560	73,496	31,064
Customer relationship-Marquette acquisition	2,900	338	2,562
Other intangible assets	3,247	2,841	406
Other intangible assets-Marquette acquisition	951	277	674

Total intangible assets	$159,185	$112,403	$46,782

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Aggregate amortization expense	$3,145	$2,569	$6,371	$5,324

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2016	$5,920
For the year ending December 31, 2017	10,180
For the year ending December 31, 2018	7,202
For the year ending December 31, 2019	5,822
For the year ending December 31, 2020	4,487
For the year ending December 31, 2021	3,101

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2016, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands).

	As of June 30, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$296,222	$—	$296,222
U.S. Agencies	1,241,328	3,100	1,244,428

Total repurchase agreements	$1,537,550	$3,100	$1,540,650

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30, 2016
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$118,613	$—	$2,597	$121,210
Provision for loan losses	7,000	—	—	7,000
Noninterest income	80,044	19,127	22,276	121,447
Noninterest expense	145,736	18,858	20,649	185,243

Income before taxes	45,921	269	4,224	50,414
Income tax expense	11,939	77	1,101	13,117

Net income	$33,982	$192	$3,123	$37,297

Average assets	$18,170,000	$61,000	$1,205,000	$19,436,000

	Three Months Ended June 30, 2015
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$96,403	$—	$957	$97,360
Provision for loan losses	5,000	—	—	5,000
Noninterest income	70,840	25,685	23,025	119,550
Noninterest expense	133,617	18,302	20,045	171,964

Income before taxes	28,626	7,383	3,937	39,946
Income tax expense	7,017	1,747	968	9,732

Net income	$21,609	$5,636	$2,969	$30,214

Average assets	$16,384,000	$71,000	$958,000	$17,413,000

	Six Months Ended June 30, 2016
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$233,885	$—	$5,217	$239,102
Provision for loan losses	12,000	—	—	12,000
Noninterest income	155,483	37,542	44,772	237,797
Noninterest expense	289,104	36,088	40,795	365,987

Income before taxes	88,264	1,454	9,194	98,912
Income tax expense	22,643	367	2,360	25,370

Net income	$65,621	$1,087	$6,834	$73,542

Average assets	$18,027,000	$62,000	$1,296,000	$19,385,000

	Six Months Ended June 30, 2015
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$185,764	$—	$1,954	$187,718
Provision for loan losses	8,000	—	—	8,000
Noninterest income	145,529	52,769	46,459	244,757
Noninterest expense	258,796	36,262	41,319	336,377

Income before taxes	64,497	16,507	7,094	88,098
Income tax expense	17,732	4,497	1,890	24,119

Net income	$46,765	$12,010	$5,204	$63,979

Average assets	$16,101,000	$73,000	$950,000	$17,124,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

9. Acquisition

On May 31, 2015, the Company acquired 100% of the outstanding common shares of Marquette Financial Companies. Marquette was a privately held financial services company with a portfolio of businesses that operated thirteen branches in Arizona and Texas, two national commercial specialty-lending businesses focused on asset-based lending and accounts receivable factoring, and an asset-management firm. As a result of the acquisition, the Company increased its presence in Arizona and Texas and supplemented the Company’s commercial-banking services with factoring and asset-based lending businesses. As of the close of trading on the Acquisition Date, the beneficial owners of Marquette received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at that date (approximately 3.47 million shares total). The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the Company’s closing stock price of $51.79 on May 29, 2015. The transaction was accounted for using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

The results of operations of Marquette are included in the results of operations of the Company subsequent to the Acquisition Date. For the six months ended June 30, 2016, acquisition expenses recognized in Noninterest expense in the Company’s Consolidated Statements of Income totaled $4.0 million. This total included $880 thousand of severance in Salaries and employee benefits and $1.6 million in Legal and consulting fees.

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30,	December 31,
	2016	2015
Commitments to extend credit for loans (excluding credit card loans)	$6,406,215	$6,671,794
Commitments to extend credit under credit card loans	2,729,837	2,986,581
Commercial letters of credit	6,024	11,541
Standby letters of credit	382,448	360,468
Futures contracts	1,300	—
Forward contracts	64,536	75,611
Spot foreign exchange contracts	6,350	10,391

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets. This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives		Liability Derivatives
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Fair Value
Interest Rate Products:
Derivatives not designated as hedging instruments	$23,199	$11,700	$24,212	$11,921
Derivatives designated as hedging instruments	546	603	7,646	337

Total	$23,745	$12,303	$31,858	$12,258

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2016, the Company had two interest rate swaps with a notional amount of $15.9 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2016, the Company had two

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV. For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings for the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk. During the three and six months ended June 30, 2016, the Company recognized net losses of $2.9 million and $7.0 million, respectively, in AOCI for the effective portion of the change in fair value of these cash flow hedges. During the three and six months ended June 30, 2016, the Company did not record any hedge ineffectiveness in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018. As of June 30, 2016, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 20.25 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2016, the Company had 48 interest rate swaps with an aggregate notional amount of $574.2 million related to this program. During the three and six months ended June 30, 2016, the Company recognized $440 thousand and $792 thousand of net losses, respectively, related to changes in fair value of these swaps. During the three and six months ended June 30, 2015, the Company recognized $20 thousand of net gains and $86 thousand of net losses, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest Rate Products
Derivatives not designated as hedging instruments	$(440)	$20	$(792)	$(86)

Total	$(440)	$20	$(792)	$(86)

Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(138)	$121	$(331)	$6
Fair value adjustments on hedged items	137	(114)	329	(4)

Total	$(1)	$7	$(2)	$2

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

This table provides a summary of the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities as of June 30, 2016 and June 30, 2015 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate products
Derivatives designated as cash flow hedging instruments	$(2,894)	$—	$(7,034)	$—

Total	$(2,894)	$—	$(7,034)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $32.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

Assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at June 30, 2016
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	2,351	—	2,351	—
Mortgage-backed	6,569	—	6,569	—
State and political subdivisions	19,084	—	19,084	—
Trading - other	27,907	27,790	117	—

Trading securities	56,311	28,190	28,121	—

U.S. Treasury	363,337	363,337	—	—
U.S. Agencies	421,625	—	421,625	—
Mortgage-backed	3,600,175	—	3,600,175	—
State and political subdivisions	2,305,979	—	2,305,979	—
Corporates	80,063	80,063	—	—

Available for sale securities	6,771,179	443,400	6,327,779	—
Company-owned life insurance	36,479	—	36,479	—
Bank-owned life insurance	206,508	—	206,508	—
Derivatives	23,745	—	23,745	—

Total	$7,094,222	$471,590	$6,622,632	$—

Liabilities
Deferred compensation	$37,715	$37,715	$—	$—
Derivatives	31,858	—	31,858	—

Total	$69,573	$37,715	$31,858	$—

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Fair Value Measurement at December 31, 2015
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

The following table reconciles the beginning and ending balances of the contingent consideration liability for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Beginning balance	$17,718	$53,411
Payment of contingent consideration on acquisitions	(17,784)	(18,702)
Fair value adjustments	66	(3,418)

Ending balance	$—	$31,291

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

Deferred Compensation Fair values are based on quoted market prices.

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

Assets measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at June 30, 2016 Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
Impaired loans	$15,651	$—	$—	$15,651	$1,124
Other real estate owned	194	—	—	194	—

Total	$15,845	$—	$—	$15,845	$1,124

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Impaired loans While the overall loan portfolio is not carried at fair value, adjustments are recorded on certain loans to reflect write-downs that are based on the external appraised value of the underlying collateral. The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of the impaired loans is reviewed on a quarterly basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows (in millions):

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Fair Value Measurement at June 30, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$931.6	$744.9	$186.7	$—	$931.6
Securities available for sale	6,771.2	443.4	6,327.8	—	6,771.2
Securities held to maturity	880.6		991.7	—	991.7
Trading securities	56.3	28.2	28.1	—	56.3
Other securities	66.3		66.3	—	66.3
Loans (exclusive of allowance for loan loss)	10,093.8		10,196.5	—	10,196.5
Derivatives	23.7		23.7	—	23.7
FINANCIAL LIABILITIES
Demand and savings deposits	14,503.9	14,503.9		—	14,503.9
Time deposits	1,144.8		1,144.8	—	1,144.8
Other borrowings	1,793.6	247.9	1,545.7	—	1,793.6
Long-term debt	85.3		85.9	—	85.9
Derivatives	31.9		31.9	—	31.9
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2.8
Commercial letters of credit					0.1
Standby letters of credit					1.2

	Fair Value Measurement at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,154.7	$997.0	$157.7	$—	$1,154.7
Securities available for sale	6,806.9	429.7	6,377.2	—	6,806.9
Securities held to maturity	667.1	—	691.4	—	691.4
Trading securities	29.6	18.1	11.5	—	29.6
Other securities	65.2	—	65.2	—	65.2
Loans (exclusive of allowance for loan loss)	9,431.3	—	9,452.1	—	9,452.1
Derivatives	12.3	—	12.3	—	12.3
FINANCIAL LIABILITIES
Demand and savings deposits	13,836.9	13,836.9	—	—	13,836.9
Time deposits	1,255.9	—	1,255.9	—	1,255.9
Other borrowings	1,823.1	66.9	1,756.2	—	1,823.1
Long-term debt	86.1	—	86.4	—	86.4
Derivatives	12.3	—	12.3	—	12.3
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4.9
Commercial letters of credit					0.3
Standby letters of credit					2.6

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2016 and December 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month and six-month periods ended June 30, 2016. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial statistics appearing elsewhere in this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;

•	changes in laws or the regulatory environment, including as a result of financial-services legislation or regulation;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;

•	changes in accounting standards or policies;

•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;

•	changes in spending, borrowing, or saving by businesses or households;

•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;

•	changes in any credit rating assigned to the Company or its affiliates;

•	adverse publicity or other reputational harm to the Company;

•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•	the Company’s ability to innovate to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;

•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, the Company or the financial-services industry;

•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;

•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;

•	the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal controls, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;

•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;

•	mergers or acquisitions, including the Company’s ability to integrate acquisitions;

•	the adequacy of the Company’s succession planning for key executives or other personnel;

•	the Company’s ability to grow revenue, control expenses, or attract and retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or

•	other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Form 10-Q, in the Risk Factors (Item 1A) in the Form 10-K, or as described in any of the Company’s quarterly or current reports.

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

The first strategic objective is a focus on improving operating efficiencies. During the second half of 2015, an in-depth review of the organization was completed to identify efficiencies. The Company plans to utilize the results of this review to simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies among various platforms and distribution networks. The Company identified a total of $32.9 million in annual savings that are expected to be realized in the future as a result of the elimination of certain employee positions and business process improvements. This total does not include the additional cost savings to be recognized related to the Marquette integration, or any ongoing efficiencies identified through our normal course of business. The Company continues to invest in technological advances that will help management drive operating efficiencies in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is a focus on net interest income through loan and deposit growth. During the second quarter of 2016, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $23.9 million, or 24.5 percent, from the same period in 2015. The Company has continued to show increased net interest income in a historically low interest rate environment through the effects of increased volume of average earning assets and a low cost of funds in its Consolidated Balance Sheets. On May 31, 2015, the Marquette acquisition was completed, which added earning assets with an acquired value of $1.2 billion to the Company’s Consolidated Balance Sheets. Average earning assets increased $2.1 billion, or 13.2 percent from June 30, 2015. The funding for these assets was driven primarily by a 19.4 percent increase in average interest-bearing liabilities and a 4.0 percent increase in average noninterest-bearing demand deposits. Average loan balances increased $1.8 billion, or 22.5 percent compared to the same period in 2015. Net interest margin, on a tax-equivalent basis, increased 27 basis points compared to the same period in 2015.

The third strategic objective is to grow the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations. By maintaining a diverse source of revenues, this strategy has helped reduce the Company’s exposure to sustained low interest rates. During the second quarter of 2016, noninterest income increased $1.9 million, or 1.6 percent, to $121.4 million for the three months ended June 30, 2016, compared to the same period in 2015. This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At June 30, 2016, noninterest income represented 50.0 percent of total revenues, compared to 55.1 percent at June 30, 2015.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and properly utilizing a share repurchase program. At June 30, 2016, the Company had $2.0 billion in total shareholders’ equity. This is an increase of $145.7 million, or 7.8 percent, compared to total shareholders’ equity at June 30, 2015. At June 30, 2016, the Company had a total risk-based capital ratio of 12.70 percent. The Company repurchased 12,352 shares of common stock at an average price of $56.75 per share during the second quarter of 2016.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2016. The changes identified in the summary are explained in greater detail below. The Company recorded consolidated net income of $37.3 million for the three-month period ended June 30, 2016, compared to $30.2 million for the same period a year earlier. This represents a 23.4 percent increase over the three-month period ended June 30, 2015. Basic earnings per share for the second quarter of 2016 were $0.76 per share ($0.76 per share fully-diluted)

compared to $0.65 per share ($0.65 per share fully-diluted) for the second quarter of 2015. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2016 were 0.77 and 7.58 percent, respectively, compared to 0.70 and 6.95 percent, respectively, for the three-month period ended June 30, 2015.

The Company recorded consolidated net income of $73.5 million for the six-month period ended June 30, 2016, compared to $64.0 million for the same period a year earlier. This represents a 14.9 percent increase over the six-month period ended June 30, 2015. Basic earnings per share for the six-month period ended June 30, 2016 were $1.51 per share ($1.50 per share fully-diluted) compared to $1.40 per share ($1.39 per share fully-diluted) for the same period in 2015. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2016 were 0.76 and 7.54 percent, respectively, compared to 0.75 and 7.55 percent for the same period in 2015.

Net interest income for the three and six-month periods ended June 30, 2016 increased $23.9 million, or 24.5 percent, and $51.4 million, or 27.4 percent, respectively, compared to the same periods in 2015. For the three-month period ended June 30, 2016, average earning assets increased by $2.1 billion, or 13.2 percent, and for the six-month period ended June 30, 2016, they increased by $2.2 billion, or 13.7 percent, compared to the same periods in 2015. Net interest margin, on a tax-equivalent basis, increased to 2.86 percent and 2.82 percent for the three and six-month periods ended June 30, 2016, compared to 2.59 percent and 2.53 percent for the same periods in 2015. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million at May 31, 2015. Marquette also added interest-bearing liabilities with an acquired value of $910.8 million primarily from interest-bearing deposits of $708.7 million at May 31, 2015.

The provision for loan losses increased $2.0 million to $7.0 million for the three-month period ended June 30, 2016, and increased by $4.0 million to $12.0 million for the six-month period ended June 30, 2016, compared to the same periods in 2015. This increase is a result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased to 0.84 percent as of June 30, 2016, compared to 0.87 percent at June 30, 2015. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income increased by $1.9 million, or 1.6 percent, for the three-month period ended June 30, 2016, and decreased by $7.0 million, or 2.8 percent, for the six-month period ended June 30, 2016, compared to the same periods one year ago. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $13.3 million, or 7.7 percent, for the three-month period ended June 30, 2016, and increased by $29.6 million, or 8.8 percent, for the six-month period ended June 30, 2016, compared to the same periods in 2015. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. As noted above, the impacts of the Marquette acquisition are included in these results. For the three-month period ended June 30, 2016, average earning assets increased by $2.1 billion, or 13.2 percent, and for the six-month period ended June 30, 2016, they increased by $2.2 billion, or 13.7 percent, compared to the same periods in 2015. Net interest margin, on a tax-equivalent basis, increased to 2.86 percent and 2.82 percent for the three and six-months periods ended June 30, 2016, compared to 2.59 percent and 2.53 percent for the same periods in 2015.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended June 30, 2016 increased by 27 basis points compared to the same period in 2015. Net interest spread and margin for the six months ended June 30, 2016 increased by 28 and 29 basis points, respectively, compared to the same period in 2015. These results are primarily due to favorable volume and rate variances on loans. The combined impact of these variances has led to an increase in interest income and an increase in interest expense, or an increase in the Company’s net interest income as compared to results for the same periods in 2015. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.84 percent for the three-month period ended June 30, 2016 and 2.56 percent for the same period in 2015. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.81 percent for the six-month period ended June 30, 2016 and 2.49 percent for the same period in 2015.

	Three Months Ended June 30,
	2016		2015
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$9,887,404	3.82%	$8,071,991	3.55%
Securities:
Taxable	4,676,230	1.62	4,974,668	1.55
Tax-exempt	2,987,217	2.86	2,407,759	2.72

Total securities	7,663,447	2.11	7,382,427	1.93
Federal funds and resell agreements	181,094	1.43	69,053	0.88
Interest-bearing due from banks	313,427	0.56	414,446	0.42
Other earning assets	40,996	2.09	37,063	1.70

Total earning assets	18,086,368	3.01	15,974,980	2.70
Allowance for loan losses	(81,699)		(77,667)
Other assets	1,431,600		1,515,687

Total assets	$19,436,269		$17,413,000

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,315,851	0.18%	$7,924,696	0.18%
Federal funds and repurchase agreements	2,163,264	0.30	1,715,836	0.11
Borrowed funds	91,034	4.09	49,827	4.28

Total interest-bearing liabilities	11,570,149	0.23	9,690,359	0.19
Noninterest-bearing demand deposits	5,723,840		5,504,333
Other liabilities	162,390		473,676
Shareholders’ equity	1,979,890		1,744,632

Total liabilities and shareholders’ equity	$19,436,269		$17,413,000

Net interest spread		2.78%		2.51%
Net interest margin		2.86		2.59

	Six Months Ended June 30,
	2016		2015
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$9,718,848	3.82%	$7,772,709	3.52%
Securities:
Taxable	4,751,526	1.62	4,921,907	1.56
Tax-exempt	2,896,366	2.84	2,331,422	2.73

Total securities	7,647,892	2.08	7,253,329	1.93
Federal funds and resell agreements	163,943	1.41	51,793	0.79
Interest-bearing due from banks	481,031	0.55	759,238	0.34
Other earning assets	33,677	1.67	33,661	1.76

Total earning assets	18,045,391	2.97	15,870,730	2.63
Allowance for loan losses	(81,259)		(77,124)
Other assets	1,420,465		1,330,476

Total assets	$19,384,597		$17,124,082

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,372,812	0.18%	$7,764,368	0.17%
Federal funds and repurchase agreements	1,929,910	0.30	1,713,386	0.11
Borrowed funds	91,796	4.02	29,193	4.05

Total interest-bearing liabilities	11,394,518	0.23	9,506,947	0.17
Noninterest-bearing demand deposits	5,869,330		5,582,180
Other liabilities	160,173		325,066
Shareholders’ equity	1,960,576		1,709,889

Total liabilities and shareholders’ equity	$19,384,597		$17,124,082

Net interest spread		2.74%		2.46%
Net interest margin		2.82		2.53

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $231.6 million for the three-month period and $287.1 million for the six-month period ended June 30, 2016 compared to the same periods in 2015, the benefit from interest free funds was relatively flat in the three-month and six-month periods due to increased yields on earning assets, offset by an increase in rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended June 30, 2016 and 2015			Six Months Ended June 30, 2016 and 2015
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$17,102	$5,451	$22,553	$37,228	$11,637	$48,865
Securities:
Taxable	(1,232)	921	(311)	(1,320)	1,558	238
Tax-exempt	2,681	557	3,238	5,271	787	6,058
Federal funds sold and resell agreements	397	94	491	787	160	947
Interest-bearing due from banks	(141)	144	3	(766)	807	41
Trading	14	26	40	—	(3)	(3)

Interest income	18,821	7,193	26,014	41,200	14,946	56,146
Change in interest incurred on:
Interest-bearing deposits	608	6	614	1,422	199	1,621
Federal funds purchased and repurchase agreements	336	820	1,156	321	1,573	1,894
Other borrowed funds	417	(24)	393	1,252	(5)	1,247

Interest expense	1,361	802	2,163	2,995	1,767	4,762

Net interest income	$17,460	$6,391	$23,851	$38,205	$13,179	$51,384

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Average earning assets	$18,086,368	$15,974,980	$2,111,388	$18,045,391	$15,870,730	$2,174,661
Interest-bearing liabilities	11,570,149	9,690,359	1,879,790	11,394,518	9,506,947	1,887,571

Interest-free funds	$6,516,219	$6,284,621	$231,598	$6,650,873	$6,363,783	$287,090

Free funds ratio (free funds to earning assets)	36.03%	39.34%	(3.31)%	36.86%	40.10%	(3.24)%
Tax-equivalent yield on earning assets	3.01	2.70	0.31	2.97	2.63	0.34
Cost of interest-bearing liabilities	0.23	0.19	0.04	0.23	0.17	0.06

Net interest spread	2.78	2.51	0.27	2.74	2.46	0.28
Benefit of interest-free funds	0.08	0.08	—	0.08	0.07	0.01

Net interest margin	2.86%	2.59%	0.27%	2.82%	2.53%	0.29%

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

Based on the factors above, management of the Company expensed $7.0 million and $12.0 million related to the provision for loan losses for the three and six-month periods ended June 30, 2016, compared to $5.0 million and $8.0 million for the same periods in 2015. As illustrated in Table 3 below, the ALL decreased to 0.84 percent of total loans as of June 30, 2016, compared to 0.87 percent of total loans as of the same period in 2015. As discussed above, these results include the impact of the acquisition of Marquette.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2016 and 2015, and for the year ended December 31, 2015. Net charge-offs were $8.5 million for the first six months of 2016, compared to $6.4 million for the same period in 2015. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Six Months Ended	Year Ended
June 30,	December 31,
2016	2015	2015
Allowance-January 1	$81,143	$76,140	$76,140
Provision for loan losses	12,000	8,000	15,500

Charge-offs:
Commercial	(5,875)	(3,500)	(5,239)
Consumer:
Credit card	(4,285)	(4,618)	(8,555)
Other	(331)	(532)	(1,103)
Real estate	(2,796)	(100)	(214)

Total charge-offs	(13,287)	(8,750)	(15,111)

Recoveries:
Commercial	3,348	899	1,824
Consumer:
Credit card	929	1,017	1,802
Other	202	323	667
Real estate	331	92	321

Total recoveries	4,810	2,331	4,614

Net charge-offs	(8,477)	(6,419)	(10,497)

Allowance-end of period	$84,666	$77,721	$81,143

Average loans, net of unearned interest	$9,715,208	$7,771,523	$8,423,997
Loans at end of period, net of unearned interest	10,083,266	8,916,128	9,430,761
Allowance to loans at end of period	0.84%	0.87%	0.86%
Allowance as a multiple of net charge-offs	4.97	x	6.00	x	7.73	x
Net charge-offs to:
Provision for loan losses	70.64%	80.24%	67.72%
Average loans	0.18	0.17	0.12

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based businesses are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based businesses provide the opportunity to offer multiple products and services, which management believes will more closely align the customer with the Company. The Company is currently emphasizing fee-based businesses, including trust and securities processing, bankcard, brokerage, health care services, and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most of these products and services share common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Trust and securities processing	$59,745	$67,381	$(7,636)	(11.3)%
Trading and investment banking	5,638	5,568	70	1.3
Service charges on deposits	22,420	21,625	795	3.7
Insurance fees and commissions	1,160	586	574	98.0
Brokerage fees	4,262	2,936	1,326	45.2
Bankcard fees	17,534	18,035	(501)	(2.8)
Gains on sales of securities available for sale, net	2,598	967	1,631	>100.0
Equity earnings (losses) on alternative investments	978	(1,125)	2,103	(>100.0)
Other	7,112	3,577	3,535	98.8

Total noninterest income	$121,447	$119,550	$1,897	1.6%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Trust and securities processing	$119,230	$134,680	$(15,450)	(11.5)%
Trading and investment banking	10,268	11,690	(1,422)	(12.2)
Service charges on deposits	43,881	43,166	715	1.7
Insurance fees and commissions	2,657	1,156	1,501	>100.0
Brokerage fees	8,447	5,790	2,657	45.9
Bankcard fees	35,550	34,218	1,332	3.9
Gains on sales of securities available for sale, net	5,531	8,303	(2,772)	(33.4)
Equity earnings (losses) on alternative investments	597	(1,967)	2,564	(>100.0)
Other	11,636	7,721	3,915	50.7

Total noninterest income	$237,797	$244,757	$(6,960)	(2.8)%

Fee-based, or noninterest income (summarized in Table 4), increased by $1.9 million, or 1.6 percent, during the three months ended June 30, 2016, and decreased by $7.0 million, or 2.8 percent, during the six months ended June 30, 2016, compared to the same periods in 2015. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets. The decrease in these fees for the three and six-month periods compared to the same periods last year was primarily due to changes in three categories of income. First, advisory fee income from the Scout Funds for the three and six-month periods ended June 30, 2016, decreased by $7.4 million, or 46.9 percent, and $15.1 million, or 47.0 percent, respectively, compared to the same periods in 2015, due to declines in the underlying assets under management (AUM) for the respective periods. Additionally, the mix of AUM in the Institutional Investment Management segment has shifted to a higher percentage of fixed income versus equity as of June 30, 2016 compared to June 30, 2015. Second, fund administration and custody services fees for the three and six-month periods ended June 30, 2016, decreased by $0.9 million, or 3.7 percent, and $1.6 million, or 3.4 percent, respectively, due to a decrease in the underlying assets under administration. Third, institutional and personal investment management services increased by $0.5 million, or 2.2 percent, and $0.4 million, or 0.9 percent, for the three and six-month periods ended June 30, 2016, respectively. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended June 30, 2016 increased $0.1 million, or 1.3 percent, while for the six-month period ended June 30, 2016, they decreased $1.4 million, or 12.2 percent. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposits for the three and six-month periods ended June 30, 2016, increased $0.8 million, or 3.7 percent, and increased $0.7 million, or 1.7 percent, respectively. These increases were driven by higher healthcare service charges.

Brokerage fees for the three and six-month periods ended June 30, 2016, increased $1.3 million, or 45.2 percent, and increased $2.7 million, or 45.9 percent, respectively. These increases were driven by higher money market balances and the related 12b-1 fees.

Bankcard fees for the three and six-month periods ended June 30, 2016, decreased $0.5 million, or 2.8 percent, and increased $1.3 million, or 3.9 percent, respectively. The decrease for the three-month period was due to higher customer rebates and the increase in the six-month period was driven by higher interchange income.

During the three and six-month periods ended June 30, 2016, $2.6 million and $5.5 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $1.0 million and $8.3 million for the same periods in 2015. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

During the three and six-month periods ended June 30, 2016, gains of $1.0 million and $0.6 million of equity earnings on alternative investments were recognized on PCM investments, respectively, compared to losses of $1.1 million and $2.0 million for the same periods in 2015 due to changes in the underlying fund investments.

Other noninterest income for the three and six-month period ended June 30, 2016, increased $3.5 million, or 98.8 percent, and $3.9 million, or 50.7 percent, respectively, primarily driven by increases of $2.4 million in bank-owned and company-owned life insurance and $1.0 million in derivative income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Salaries and employee benefits	$108,897	$99,585	$9,312	9.4%
Occupancy, net	11,139	10,312	827	8.0
Equipment	17,032	15,410	1,622	10.5
Supplies and services	4,719	4,603	116	2.5
Marketing and business development	6,313	6,530	(217)	(3.3)
Processing fees	11,464	12,654	(1,190)	(9.4)
Legal and consulting	4,937	5,917	(980)	(16.6)
Bankcard	5,369	4,953	416	8.4
Amortization of other intangible assets	3,145	2,569	576	22.4
Regulatory fees	3,692	2,873	819	28.5
Other	8,536	6,558	1,978	30.2

Total noninterest expense	$185,243	$171,964	$13,279	7.7%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Salaries and employee benefits	$216,047	$198,122	$17,925	9.0%
Occupancy, net	22,111	20,322	1,789	8.8
Equipment	33,314	29,582	3,732	12.6
Supplies and services	9,668	8,928	740	8.3
Marketing and business development	10,754	11,148	(394)	(3.5)
Processing fees	22,926	25,437	(2,511)	(9.9)
Legal and consulting	9,736	10,295	(559)	(5.4)
Bankcard	11,184	9,721	1,463	15.0
Amortization of other intangible assets	6,371	5,324	1,047	19.7
Regulatory fees	7,121	5,629	1,492	26.5
Other	16,755	11,869	4,886	41.2

Total noninterest expense	$365,987	$336,377	$29,610	8.8%

Noninterest expense increased by $13.3 million, or 7.7 percent, and increased $29.6 million, or 8.8 percent, for the three and six months ended June 30, 2016, compared to the same periods in 2015. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $9.3 million, or 9.4 percent, and increased $17.9 million, or 9.0 percent, for the three and six months ended June 30, 2016, compared to the same periods in 2015. The Marquette acquisition contributed approximately $4.7 million and $13.8 million of this increase for the three and six months ended June 30, 2016, respectively, and is embedded in the breakouts in the following paragraph. A second significant driver is an increase in non-acquisition related severances of $2.0 million and $2.2 million for the three and six month comparative periods, respectively, which are included in the commissions and bonuses line as noted below.

Salaries and wages increased $3.0 million, or 4.8 percent, and $10.1 million, or 8.4 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Commissions and bonuses increased $5.0 million, or 23.3 percent, and $6.3 million, or 14.9 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Employee benefits expense increased $1.4 million, or 8.5 percent, and $1.6 million, or 4.4 percent, for the three and six month period ended June 30, 2016, respectively, compared to the same periods in 2015.

Equipment expense increased $1.6 million, or 10.5 percent, and $3.7 million, or 12.6 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases in both periods are due to increased computer hardware and software expenses related to investments for regulatory requirements, cyber security and the ongoing modernization of our core systems.

Processing fees expense decreased $1.2 million, or 9.4 percent, and $2.5 million, or 9.9 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases in both periods are due to decreased fees paid by the third-party advisor to distributors of the Scout Funds.

Other noninterest expense increased $2.0 million, or 30.2 percent, and $4.9 million, or 41.2 percent, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in both periods is due to changes in the fair value adjustments to the contingent consideration liabilities and fair value adjustments on derivatives.

Total acquisition expenses recognized in noninterest expense during the second quarter 2016 totaled $1.0 million and totaled $4.0 million for the first six months of 2016, compared to $787 thousand and $1.6 million for the same periods in 2015, respectively.

Income Tax Expense

The Company’s effective tax rate was 25.6 percent for the six months ended June 30, 2016, compared to 27.4 percent for the same period in 2015. The decrease in the effective tax rate is attributable to nondeductible Marquette acquisition costs in 2015 with no corresponding activity in 2016. Additionally, a larger portion of income in 2016 was earned from tax-exempt municipal securities and excludable life insurance policy gains.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$118,613	$96,403	$22,210	23.0%
Provision for loan losses	7,000	5,000	2,000	40.0
Noninterest income	80,044	70,840	9,204	13.0
Noninterest expense	145,736	133,617	12,119	9.1

Income before taxes	45,921	28,626	17,295	60.4
Income tax expense	11,939	7,017	4,922	70.1

Net income	$33,982	$21,609	$12,373	57.3%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$233,885	$185,764	$48,121	25.9%
Provision for loan losses	12,000	8,000	4,000	50.0
Noninterest income	155,483	145,529	9,954	6.8
Noninterest expense	289,104	258,796	30,308	11.7

Income before taxes	88,264	64,497	23,767	36.8
Income tax expense	22,643	17,732	4,911	27.7

Net income	$65,621	$46,765	$18,856	40.3%

Bank net income increased by $18.9 million, or 40.3 percent, to $65.6 million for the six-month period ended June 30, 2016, compared to the same period in 2015. Net interest income increased $48.1 million, or 25.9 percent, for the six-month period ended June 30, 2016, compared to the same period in 2015, driven by strong loan growth and the acquisition of Marquette. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million at May 31, 2015. Provision for loan losses increased by $4.0 million, to adjust the related ALL to the appropriate level based on the inherent risk in the loan portfolio for this segment. Noninterest income increased $10.0 million, or 6.8 percent, over the same period in 2015 driven by increases in bank-owned life insurance income of $3.5 million, brokerage and mutual fund income of $2.7 million, unrealized gains on PCM equity method investments of $2.6 million, healthcare deposit service charges of $2.1 million, and insurance and annuities income of $1.5 million. These increases were offset by decreases in commercial and consumer deposit service charges of $1.1 million.

Noninterest expense increased $30.3 million, or 11.7 percent, to $289.1 million for the six-month period ended June 30, 2016, compared to the same period in 2015. This increase was driven by increases of $16.0 million in salaries and benefits, $1.5 million in bankcard expense, $1.4 million in services and supplies, $1.4 million in legal and professional fees, $1.3 million in amortization of intangibles, $1.2 million in regulatory fees, and $1.0 million in furniture and equipment expense. The increase in salaries and benefits is driven by increases of $9.9 million in salary and wage expense, $4.3 million in bonus and commission expense, and $1.8 million in employee benefit expense. Marquette contributed $13.8 million of the increase in salary and benefits. The increases in supplies and services expense, legal and professional fees, regulatory agency fees, and amortization of other intangibles are also primarily driven by both integration and ongoing expenses associated with Marquette. Additionally, there was an increase in other noninterest expense of $3.4 million, largely due to an increase of $2.2 million in fair value adjustments to contingent consideration liabilities incurred in 2015, as well as an increase of $0.7 million in fair value adjustments on derivatives.

Table 7

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$—	$—	$—	—%
Provision for loan losses	—	—	—	—
Noninterest income	19,127	25,685	(6,558)	(25.5)
Noninterest expense	18,858	18,302	556	3.0

Income before taxes	269	7,383	(7,114)	(96.4)
Income tax expense	77	1,747	(1,670)	(95.6)

Net income	$192	$5,636	$(5,444)	(96.6)%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$—	$—	$—	—%
Provision for loan losses	—	—	—	—
Noninterest income	37,542	52,769	(15,227)	(28.9)
Noninterest expense	36,088	36,262	(174)	(0.5)

Income before taxes	1,454	16,507	(15,053)	(91.2)
Income tax expense	367	4,497	(4,130)	(91.8)

Net income	$1,087	$12,010	$(10,923)	(90.9)%

For the six months ended June 30, 2016, Institutional Investment Management net income decreased $10.9 million, or 90.9 percent, compared to the same period last year. Noninterest income decreased $15.2 million, or 28.9 percent, due to a $15.1 million decrease in advisory fees from the Scout Funds offset by an increase of $0.2 million in advisory fees from separately managed accounts, both of which are driven by changes in AUM. Scout AUM totaled $28.1 billion as of June 30, 2016 compared to $30.0 billion as of June 30, 2015. Additionally, the mix of AUM has shifted between the two periods from 71 percent fixed income and 29 percent equity as of June 30, 2015 to 82 percent fixed income and 18 percent equity as of June 30, 2016. The decrease in noninterest expense of $0.2 million, or 0.5 percent, as compared to the prior year was primarily due to decreases of $3.1 million in fees paid by the advisor to third-party distributors of the Scout Funds, $1.0 million in technology, service and overhead expenses as compared to the prior year, and $0.3 million in marketing and business development expense. These decreases were offset by increases of $3.4 million in bonus and commission expense driven by severance and increased incentives, and $1.3 million in fair value adjustments to contingent consideration liabilities incurred in 2015.

Table 8

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$2,597	$957	$1,640	>100.0%
Provision for loan losses	—	—	—	—
Noninterest income	22,276	23,025	(749)	(3.3)
Noninterest expense	20,649	20,045	604	3.0

Income before taxes	4,224	3,937	287	7.3
Income tax expense	1,101	968	133	13.7

Net income	$3,123	$2,969	$154	5.2%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$5,217	$1,954	$3,263	>100.0%
Provision for loan losses	—	—	—	—
Noninterest income	44,772	46,459	(1,687)	(3.6)
Noninterest expense	40,795	41,319	(524)	(1.3)

Income before taxes	9,194	7,094	2,100	29.6
Income tax expense	2,360	1,890	470	24.9

Net income	$6,834	$5,204	$1,630	31.3%

For the six months ended June 30, 2016, Asset Servicing net income increased $1.6 million, or 31.3 percent, to $6.8 million as compared to the same period last year. Net interest income increased $3.3 million compared to the same period last year. Noninterest income decreased $1.7 million, or 3.6 percent, largely due to a $1.6 million decrease in fee income driven primarily by lower fund administration services, fund transfer agency fees, and custody fees. As of June 30, 2016, assets under administration totaled $182.3 billion compared to $203.1 billion at June 30, 2015. For the six months ended June 30, 2016, noninterest expense decreased $0.5 million, or 1.3 percent, as compared to the same period last year, primarily due to a decrease of $1.6 million in operational losses, which was partially offset by an increase of $1.2 million in salary and benefits expense, as compared to the prior year.

Balance Sheet Analysis

Total assets of the Company increased by $639.8 million, or 3.4 percent, as of June 30, 2016, compared to December 31, 2015, primarily due to an increase in loan balances of $652.5 million, or 6.9 percent.

Total assets of the Company increased $1.3 billion as of June 30, 2016, or 7.1 percent, compared to June 30, 2015, primarily due to an increase in loan balances of $1.2 billion, or 13.1 percent, and an increase in held-to-maturity (HTM) securities of $433.7 million, or 97.1 percent, which were partially offset by a decrease in due from Federal Reserve balances of $251.6 million, or 48.2 percent.

The overall increase in total assets from June 30, 2015 and December 31, 2015 to June 30, 2016 is directly related to an increase in deposits during those periods. From December 31, 2015, total deposits increased by $555.9 million, or 3.7 percent, and from June 30, 2015, total deposits increased by $1.2 billion, or 7.9 percent.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2016	2015	2015
Total assets	$19,734,076	$18,418,727	$19,094,245
Loans, net of unearned interest	10,093,761	8,918,947	9,431,350
Total investment securities	7,774,390	7,486,412	7,568,870
Interest-bearing due from banks	379,611	698,940	522,877
Total earning assets	18,359,379	17,117,904	17,615,581
Total deposits	15,648,693	14,496,646	15,092,752
Total borrowed funds	1,878,890	1,862,781	1,909,141

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Actual loan balances totaled $10.1 billion as of June 30, 2016, and increased $652.5 million, or 6.9 percent, compared to December 31, 2015 and increased $1.2 billion, or 13.1 percent, compared to June 30, 2015. Compared to December 31, 2015, commercial real estate loans increased $322.4 million, or 12.1 percent, commercial loans increased $238.4 million, or 5.7 percent, and construction real estate loans increased $115.2 million, or 27.7 percent. Compared to June 30, 2015, commercial real estate loans increased $597.6 million, or 25.0 percent, commercial loans increased $311.6 million, or 7.5 percent, and construction real estate loans increased $135.9 million, or 34.3 percent. The increase in total loans is driven by the Company’s focus on generating higher-yielding assets by shifting assets from the securities portfolio to the loan portfolio.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and HTM securities as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $7.8 billion as of June 30, 2016 and $7.6 billion as of December 31, 2015 and comprised 42.3 percent and 43.0 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 87.1 percent of the Company’s investment securities portfolio at June 30, 2016, compared to 89.9 percent at December 31, 2015. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio decreased from 45.8 months at June 30, 2015 to 42.7 months at June 30, 2016. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $5.5 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and repurchase agreements at June 30, 2016. Of this amount, securities with a market value of $1.5 billion at June 30, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors. The HTM portfolio totaled $880.6 million as of June 30, 2016, an increase of $213.5 million, or 32.0 percent, from December 31, 2015. The average life of the HTM portfolio was 10.3 years at June 30, 2016, compared to 9.7 years at December 31, 2015.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.08 percent for the six months ended June 30, 2016, compared to 1.93 percent for the same period in 2015.

Deposits and Borrowed Funds

Deposits increased $555.9 million, or 3.7 percent, from December 31, 2015 to June 30, 2016 and increased $1.2 billion, or 7.9 percent, from June 30, 2015 to June 30, 2016. Total interest-bearing deposits increased $740.4 million from December 31, 2015 offset by small declines in non-interest bearing and time deposits. Total interest-bearing deposits increased $967.1 million and noninterest-bearing deposits increased $346.0 million, offset by decreased time deposits of $161.0 million as compared to June 30, 2015.

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

Long-term debt totaled $85.3 million at June 30, 2016, compared to $86.1 million as of December 31, 2015, and $88.3 million as of June 30, 2015. As part of the Marquette acquisition, the Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of May 31, 2015 payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that had issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $66.7 million as of June 30, 2016. The interest rates on trust preferred securities issued by the trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.8 billion at June 30, 2016, December 31, 2015 and June 30, 2015. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.0 billion at June 30, 2016, a $109.0 million increase compared to December 31, 2015, and a $145.7 million increase compared to June 30, 2015.

The Company’s Board of Directors authorized, at its April 26, 2016 and April 28, 2015 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the six months ended June 30, 2016 and 2015, the Company acquired 281,874 shares and 105,218 shares of its common stock under the 2016 and 2015 plans, respectively. The Company has not made any repurchase of its securities other than through these plans.

On July 26, 2016, the Board of Directors declared a dividend of $0.245 per share. The dividend will be paid on October 3, 2016 to shareholders of record on September 9, 2016.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company’s borrowing capacity with the FHLB was $561.3 million as of June 30, 2016. The Company had no outstanding FHLB advances at FHLB of Des Moines as of June 30, 2016. Additionally, the Company owns $0.4 million of FHLB of San Francisco stock, acquired as part of the Marquette acquisition. The FHLB of San Francisco advances, also acquired as part of the Marquette acquisition, totaled $15.0 million at June 30, 2016 and have maturity dates between September 2016 and September 2020. In July 2016, the Company prepaid $10.0 million of these advances which had maturity dates of September 2018 and September 2020.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. Effective January 1, 2015, the Company implemented the Basel III regulatory capital rules adopted by the FRB in July 2013. Basel III capital rules increase minimum requirements for both the quantity and quality of capital held by banking organizations. The rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a minimum tier 1 risk-based capital ratio of 6 percent. A financial institution’s total capital is also required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of tier 1 core capital, and the remainder may be tier 2 supplementary capital. The Basel III regulatory capital rules include transitional periods for various components of the rules that require full compliance for the Company by January 1, 2019, including a capital conservation buffer requirement of 2.5 percent of risk-weighted assets for which the transitional period began on January 1, 2016.

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles. The Company’s capital position as of June 30, 2016 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2016	2015	2016	2015
Common equity tier 1 capital ratio	11.65%	12.64%	11.65%	12.64%
Tier 1 risk-based capital ratio	11.65	12.77	11.65	12.77
Total risk-based capital ratio	12.70	13.77	12.70	13.77
Leverage ratio	8.91	9.56	8.91	9.56
Return on average assets	0.77	0.70	0.76	0.75
Return on average equity	7.58	6.95	7.54	7.55
Average equity to assets	10.19	10.02	10.11	9.99

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2016	2015	2016	2015
Earnings basic	$0.76	$0.65	$1.51	$1.40
Earnings diluted	0.76	0.65	1.50	1.39
Cash dividends	0.245	0.235	0.490	0.470
Dividend payout ratio	32.24%	36.15%	32.45%	33.57%
Book value	$40.44	$37.68	$40.44	$37.68

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

A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-K.

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

Table 11 shows the net interest income increase or decrease over the next twelve months as of June 30, 2016 and 2015 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited, dollars in thousands)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
(basis points)	June 30, 2016 Amount of change	June 30, 2015 Amount of change	June 30, 2016 Amount of change	June 30, 2015 Amount of change
300	$17,888	$27,256	$51,500	$81,463
200	10,777	18,488	33,474	55,581
100	3,656	9,769	15,221	29,006
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
(basis points)	June 30, 2016 Amount of change	June 30, 2015 Amount of change	June 30, 2016 Amount of change	June 30, 2015 Amount of change
300	$50,540	$57,911	$77,823	$98,054
200	32,618	38,776	51,213	66,832
100	14,612	19,813	24,320	35,227
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

The Company is positioned to benefit from increases in interest rates. Net interest income is projected to increase in rising interest rate scenarios due to yields on earning assets increasing more due to changes in market rates than the cost of paying liabilities is projected to increase. The Company’s ability to price deposits in a rising rate environment consistent with our history is a key assumption in these scenarios. Due to the already low interest rate environment, the Company did not include a 100 basis point falling scenario. There is little room for projected yields on liabilities to decrease.

Trading Account

The Company’s subsidiary, UMB Bank, n.a. (the Bank), carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $56.3 million as of June 30, 2016, $29.6 million as of December 31, 2015 and $36.6 million as of June 30, 2015.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $20.8 million to $58.4 million at June 30, 2016, compared to June 30, 2015, and decreased $2.7 million, compared to December 31, 2015.

The Company had $0.6 million and $2.6 million of other real estate owned as of June 30, 2016 and 2015, respectively, and $3.3 million of other real estate owned as of December 31, 2015. Loans past due more than 90 days totaled $4.7 million as of June 30, 2016, compared to $7.6 million at June 30, 2015 and $7.3 million as of December 31, 2015.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $42.6 million of restructured loans at June 30, 2016, $27.0 million at June 30, 2015, and $36.6 million at December 31, 2015.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,				December 31,
	2016		2015		2015
Nonaccrual loans	$28,734		$20,722		$45,589
Restructured loans on nonaccrual	29,689		16,927		15,563

Total nonperforming loans	58,423		37,649		61,152
Other real estate owned	601		2,553		3,307

Total nonperforming assets	$59,024		$40,202		$64,459

Loans past due 90 days or more	$4,700		$7,645		$7,324
Restructured loans accruing	12,946		10,042		21,029
Allowance for loan losses	84,666		77,721		81,143
Ratios
Nonperforming loans as a percent of loans	0.58%		0.42%		0.65%
Nonperforming assets as a percent of loans plus other real estate owned	0.59		0.45		0.68
Nonperforming assets as a percent of total assets	0.30		0.22		0.34
Loans past due 90 days or more as a percent of loans	0.05		0.09		0.08
Allowance for loan losses as a percent of loans	0.84		0.87		0.86
Allowance for loan losses as a multiple of nonperforming loans	1.45	x	2.06	x	1.33	x

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

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At June 30, 2016, $5.5 billion, or 81.9 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.9 billion, or 86.7 percent, at December 31, 2015. However of these amounts, securities with a market value of $1.5 billion at June 30, 2016 and $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2016 was $9.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at June 30, 2016.

The Company is a member bank of the FHLB. The Company owns $10.4 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. As part of the Marquette acquisition, the Company acquired advances with the FHLB of San Francisco with a balance of $15.0 million as of June 30, 2016 with maturity dates ranging from 2016 to 2020. In July 2016, the Company prepaid $10.0 million of these advances which had maturity dates of September 2018 and September 2020. Additionally, the Company has access to borrow up to $561.3 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of June 30, 2016.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, the Company completed the implementation of FIS Global’s IBS Loan system. This implementation was subject to various testing and review procedures prior to execution. The Company believes the conversion to, and implementation of, this new system further strengthened its existing internal control over financial reporting by enhancing certain business processes. Additionally, as a result of the acquisition of Marquette, we continue to integrate certain business processes and systems of Marquette. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete.

Other than the changes described above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such control over financial reporting during the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2016.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 26, 2016	172	$49.28	172	1,670,338
April 27-April 30, 2016	1,794	55.62	1,794	1,998,206
May 1-May 31, 2016	5,103	56.27	5,103	1,993,103
June 1-June 30, 2016	5,283	57.84	5,283	1,987,820

Total	12,352	$56.75	12,352

On April 28, 2015, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 26, 2016. On April 26, 2016, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 25, 2017. The Company has not made any repurchases other than through these plans. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) The following exhibits are filed herewith:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws filed herewith.

10.1	Form of 2016 Performance-Based Restricted Stock Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan filed herewith.

10.2	Form of 2016 Service-Based Restricted Stock Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan filed herewith.

10.3	Form of 2016 Stock Option Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan filed herewith.

10.4	Employment offer letter between the Company and John Pauls dated June 1, 2016 filed herewith.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance filed herewith.

101.SCH	XBRL Taxonomy Extension Schema filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation filed herewith.

101.DEF	XBRL Taxonomy Extension Definition filed herewith.

101.LAB	XBRL Taxonomy Extension Labels filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Chief Accounting Officer

Date: August 2, 2016