Form 10-Q
period 2016-09-30
UMB FINANCIAL CORP
filed 2016-11-01
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016, UMB Financial Corporation had 49,562,002 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Loans:	$10,293,494	$9,430,761
Allowance for loan losses	(90,404)	(81,143)

Net loans	10,203,090	9,349,618

Loans held for sale	11,880	589
Investment securities:
Available for sale	6,295,687	6,806,949
Held to maturity (fair value of $1,097,988 and $691,379, respectively)	1,009,117	667,106
Trading securities	58,062	29,617
Other securities	66,853	65,198

Total investment securities	7,429,719	7,568,870

Federal funds sold and securities purchased under agreements to resell	244,891	173,627
Interest-bearing due from banks	453,189	522,877
Cash and due from banks	354,184	458,217
Premises and equipment, net	287,267	281,471
Accrued income	93,016	90,127
Goodwill	228,396	228,346
Other intangibles, net	37,419	46,782
Other assets	383,095	373,721

Total assets	$19,726,146	$19,094,245

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,008,326	$6,306,895
Interest-bearing demand and savings	8,288,670	7,529,972
Time deposits under $250,000	658,541	771,973
Time deposits of $250,000 or more	422,712	483,912

Total deposits	15,378,249	15,092,752
Federal funds purchased and repurchase agreements	2,021,123	1,818,062
Short-term debt	—	5,009
Long-term debt	75,418	86,070
Accrued expenses and taxes	163,221	161,245
Other liabilities	63,507	37,413

Total liabilities	17,701,518	17,200,551

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 49,546,069 and 49,396,366 shares outstanding, respectively	55,057	55,057
Capital surplus	1,028,869	1,019,889
Retained earnings	1,112,613	1,033,990
Accumulated other comprehensive income (loss), net	42,512	(3,718)
Treasury stock, 5,510,661 and 5,660,364 shares, at cost, respectively	(214,423)	(211,524)

Total shareholders’ equity	2,024,628	1,893,694

Total liabilities and shareholders’ equity	$19,726,146	$19,094,245

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans	$98,820	$84,686	$283,313	$220,314
Securities:
Taxable interest	17,012	18,498	55,221	56,469
Tax-exempt interest	14,797	11,320	41,377	31,842

Total securities income	31,809	29,818	96,598	88,311
Federal funds and resell agreements	790	175	1,939	377
Interest-bearing due from banks	445	475	1,772	1,761
Trading securities	174	75	399	303

Total interest income	132,038	115,229	384,021	311,066

INTEREST EXPENSE
Deposits	4,626	3,863	12,817	10,433
Federal funds and repurchase agreements	1,894	427	4,750	1,389
Other	753	1,044	2,587	1,631

Total interest expense	7,273	5,334	20,154	13,453

Net interest income	124,765	109,895	363,867	297,613
Provision for loan losses	13,000	2,500	25,000	10,500

Net interest income after provision for loan losses	111,765	107,395	338,867	287,113

NONINTEREST INCOME
Trust and securities processing	60,218	65,182	179,448	199,862
Trading and investment banking	6,114	2,969	16,382	14,659
Service charges on deposit accounts	21,832	21,663	65,713	64,829
Insurance fees and commissions	698	480	3,355	1,636
Brokerage fees	4,712	2,958	13,159	8,748
Bankcard fees	17,086	17,624	52,636	51,842
Gain on sales of securities available for sale, net	2,978	101	8,509	8,404
Equity earnings (loss) on alternative investments	1,594	(5,032)	2,191	(6,999)
Other	6,716	3,153	18,352	10,874

Total noninterest income	121,948	109,098	359,745	353,855

NONINTEREST EXPENSE
Salaries and employee benefits	109,369	104,733	325,216	302,855
Occupancy, net	11,394	11,748	33,505	32,070
Equipment	16,231	17,228	49,545	46,810
Supplies and services	4,624	5,371	14,292	14,299
Marketing and business development	5,332	5,766	16,086	16,914
Processing fees	11,264	12,795	34,190	38,232
Legal and consulting	4,450	8,648	14,186	18,943
Bankcard	5,015	5,266	16,199	14,987
Amortization of other intangible assets	2,992	3,483	9,363	8,807
Regulatory fees	3,370	3,176	10,491	8,805
Other	5,742	7,065	22,497	18,934

Total noninterest expense	179,783	185,279	545,570	521,656

Income before income taxes	53,930	31,214	153,042	119,312
Income tax expense	11,984	8,763	37,175	32,882

NET INCOME	$41,946	$22,451	$115,867	$86,430

PER SHARE DATA
Net income - basic	$0.86	$0.46	$2.37	$1.85
Net income - diluted	0.85	0.46	2.36	1.84
Dividends	0.245	0.235	0.735	0.705
Weighted average shares outstanding - basic	48,849,251	48,577,282	48,792,419	46,619,428
Weighted average shares outstanding - diluted	49,284,280	49,036,332	49,162,200	47,080,009

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$41,946	$22,451	$115,867	$86,430
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Change in unrealized holding (losses) gains, net	(16,946)	46,166	90,639	33,289
Less: Reclassification adjustment for gains included in net income	(2,978)	(101)	(8,509)	(8,404)

Change in unrealized (losses) gains on securities during the period	(19,924)	46,065	82,130	24,885
Change in unrealized losses on derivative hedges	(643)	—	(7,677)	—

Income tax benefit (expense)	7,784	(17,394)	(28,223)	(9,361)

Other comprehensive (loss) income	(12,783)	28,671	46,230	15,524

Comprehensive income	$29,163	$51,122	$162,097	$101,954

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2015	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758
Total comprehensive income			86,430	15,524		101,954
Cash dividends ($0.705 per share)	—	—	(34,135)	—	—	(34,135)
Purchase of treasury stock	—	—	—	—	(6,172)	(6,172)
Issuance of equity awards	—	(4,180)	—	—	4,639	459
Recognition of equity-based compensation	—	9,030	—	—	—	9,030
Net tax benefit related to equity compensation plans	—	732	—	—	—	732
Sale of treasury stock	—	475	—	—	315	790
Exercise of stock options		2,089	—	—	2,615	4,704
Common stock issuance for acquisition	—	112,635	—	—	67,102	179,737

Balance – September 30, 2015	$55,057	$1,015,383	$1,016,206	$26,530	$(212,319)	$1,900,857

Balance - January 1, 2016	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694
Total comprehensive income			115,867	46,230	—	162,097
Cash dividends ($0.735 per share)	—	—	(36,388)	—	—	(36,388)
Purchase of treasury stock	—	—	—	—	(14,189)	(14,189)
Issuance of equity awards	—	(3,373)	—	—	3,802	429
Recognition of equity-based compensation	—	8,253	—	—	—	8,253
Sale of treasury stock	—	362	—	—	474	836
Exercise of stock options	—	2,400	—	—	7,014	9,414
Cumulative effect adjustment (1)	—	1,338	(856)	—	—	482

Balance – September 30, 2016	$55,057	$1,028,869	$1,112,613	$42,512	$(214,423)	$2,024,628

(1)	Related to the adoption of Accounting Standards Update 2016-09. See Note 3, New Accounting Pronouncements, for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net Income	$115,867	$86,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,000	10,500
Net accretion of premiums and discounts from acquisition	(1,711)	(1,255)
Depreciation and amortization	40,949	38,498
Deferred income tax expense (benefit)	911	(6,276)
Net (increase) decrease in trading securities	(30,635)	10,505
Gains on sales of securities available for sale, net	(8,509)	(8,404)
Gains on sales of assets	(136)	(99)
Amortization of securities premiums, net of discount accretion	43,467	40,971
Originations of loans held for sale	(71,726)	(78,931)
Net gains on sales of loans held for sale	(1,281)	(1,131)
Proceeds from sales of loans held for sale	61,716	79,673
Equity-based compensation	8,682	9,489
Net tax benefit related to equity compensation plans	(261)	732
Changes in:
Accrued income	(2,889)	(4,811)
Accrued expenses and taxes	4,789	146
Other assets and liabilities, net	(14,466)	(2,582)

Net cash provided by operating activities	169,767	173,455

Investing Activities
Proceeds from maturities of securities held to maturity	29,757	31,410
Proceeds from sales of securities available for sale	951,263	782,789
Proceeds from maturities of securities available for sale	1,300,372	925,017
Purchases of securities held to maturity	(373,520)	(341,773)
Purchases of securities available for sale	(1,689,198)	(1,293,123)
Net increase in loans	(876,784)	(604,895)
Net (increase) decrease in fed funds sold and resell agreements	(71,264)	29,675
Net increase in interest bearing balances due from other financial institutions	65,203	40,586
Purchases of premises and equipment	(38,950)	(42,100)
Net cash activity from acquisitions	—	104,611
Proceeds from sales of premises and equipment	2,164	147
Increase in COLI/BOLI cash surrender value	(7,095)	(204,647)

Net cash used in investing activities	(708,052)	(572,303)

Financing Activities
Net increase in demand and savings deposits	460,129	854,302
Net decrease in time deposits	(173,783)	(353,137)
Net increase (decrease) in fed funds purchased and repurchase agreements	203,061	(682,532)
Net decrease in short-term debt	(5,000)	(112,133)
Repayment of long-term debt	(11,285)	(10,597)
Payment of contingent consideration on acquisitions	(3,031)	(18,702)
Cash dividends paid	(36,385)	(34,104)
Proceeds from exercise of stock options and sales of treasury shares	10,250	5,494
Purchases of treasury stock	(14,189)	(6,173)

Net cash provided by (used in) financing activities	429,767	(357,582)

Decrease in cash and cash equivalents	(108,518)	(756,430)
Cash and cash equivalents at beginning of period	819,112	1,787,230

Cash and cash equivalents at end of period	$710,594	$1,030,800

Supplemental Disclosures:
Income taxes paid	$30,995	$36,404
Total interest paid	20,555	12,769
Transactions related to bank acquisitions:
Assets acquired	—	1,321,453
Liabilities assumed	—	1,159,920

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2016 and September 30, 2015 (in thousands):

	September 30,
	2016	2015
Due from the Federal Reserve Bank	$356,410	$691,208
Cash and due from banks	354,184	339,592

Cash and cash equivalents at end of period	$710,594	$1,030,800

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $96.8 million and $155.9 million at September 30, 2016 and September 30, 2015, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarter-to-date net income per share includes the dilutive effect of 435,029 and 459,050 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2016 and 2015, respectively. Diluted year-to-date net income per share includes the dilutive effect of 369,781 and 460,581 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2016 and 2015, respectively.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Options issued under employee benefits plans to purchase 394,863 shares of common stock were outstanding at September 30, 2016, but were not included in the computation of quarter-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefits plans to purchase 628,698 shares of common stock were outstanding at September 30, 2016, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefits plans to purchase 461,905 shares of common stock were outstanding at September 30, 2015, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive.

3. New Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS) and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In November 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations within ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, which clarifies guidance related to identifying performance obligations and licensing implementation within ASU No. 2014-09. In May 2016, the FASB issued ASU Nos. 2016-11 and 2016-12, which further clarify guidance and provide practical expedients related to the adoption of ASU No. 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that these standards will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method.

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

Going Concern In November 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendment addresses management’s responsibility in regularly evaluating whether there is substantial doubt about a company’s ability to continue as a going concern. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, although early adoption is permitted. The adoption of this accounting pronouncement will not impact the Company’s Consolidated Financial Statements.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

Equity-Based Compensation In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendment requires different transition methods for various components of the standard. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted.

In September 2016, the Company early adopted ASU No. 2016-09 with an effective date of January 1, 2016. As part of the adoption of this standard, the Company made an accounting policy election to account for forfeitures on an actual basis and discontinue the use of an estimated forfeiture approach. Additionally, the Company selected the retrospective transition method for the reclassification of the “Net tax benefit related to equity compensation plans” from the financing section to the operating section of the Company’s Consolidated Statement of Cash Flows. The

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

impact to the Company’s Consolidated Statements of Income for adopting all provisions of the standard was an increase to net income of $158 thousand for the three-month period ended March 31, 2016 and an increase to net income of $220 thousand for the three-month period ended June 30, 2016. Upon adoption, the Company recorded a cumulative effect adjustment of $482 thousand as an increase to the opening balance of total equity. Prior period financial statements as of and for the three-month and year-to-date periods ended March 31, 2016 and June 30, 2016 will be recast when presented in future filings.

Credit Losses In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption in fiscal years beginning after December 15, 2018 is permitted. The amendment requires the use of the modified retrospective approach for adoption. The Company is currently evaluating the impact this will have on its Consolidated Financial Statements.

Statement of Cash Flows In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Receipts and Cash Payments.” This amendment adds to and clarifies existing guidance regarding the classification of certain cash receipts and payments in the statement of cash flows with the intent of reducing diversity in practice with respect to eight types of cash flows. The amendments in this update require full retrospective adoption and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this will have on its Consolidated Statement of Cash Flows.

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

Asset-based loans are offered primarily in the form of revolving lines of credit to commercial borrowers that do not generally qualify for traditional bank financing. Asset-based loans are underwritten based primarily upon the value of the collateral pledged to secure the loan, rather than on the borrower’s general financial condition. The Company utilizes pre-loan due diligence techniques, monitoring disciplines, and loan management practices common within the asset-based lending industry to underwrite loans to these borrowers.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. At September 30, 2016, the net recorded carrying amount of loans accounted for under ASC 310-30 was $1.0 million and the contractual amount due was $1.2 million.

Below is the composition of the net book value for the PCI loans accounted for under ASC 310-30 at September 30, 2016 (in thousands):

September 30, 2016
PCI Loans:
Contractual cash flows	$1,224
Non-accretable difference	(152)
Accretable yield	(37)

Loans accounted for under ASC 310-30	$1,035

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$8,665	$24	$51,880	$60,569	$—	$4,378,010	$4,438,579
Asset-based	—	—	—	—	—	236,566	236,566
Factoring	—	—	—	—	—	107,762	107,762
Commercial – credit card	201	306	19	526	—	164,908	165,434
Real estate:
Real estate – construction	1,723	—	225	1,948	—	680,757	682,705
Real estate – commercial	1,384	—	19,132	20,516	—	2,990,053	3,010,569
Real estate – residential	1,006	—	869	1,875	—	509,257	511,132
Real estate – HELOC	643	—	4,336	4,979	—	716,868	721,847
Consumer:
Consumer – credit card	1,967	2,005	434	4,406	—	258,345	262,751
Consumer – other	11,602	343	2,725	14,670	1,035	108,915	124,620
Leases	—	—	—	—	—	31,529	31,529

Total loans	$27,191	$2,678	$79,620	$109,489	$1,035	$10,182,970	$10,293,494

September 30, 2016
	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$—	$—	$—
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—
Real estate – commercial	—	—	—	—
Real estate – residential	—	—	—	—
Real estate – HELOC	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	42	3	990	1,035
Leases	—	—	—	—

Total PCI loans	$42	$3	$990	$1,035

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

The Company sold residential real estate loans with proceeds of $61.7 million and $79.7 million in the secondary market without recourse during the nine months ended September 30, 2016 and September 30, 2015, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $79.6 million and $61.2 million at September 30, 2016 and December 31, 2015, respectively. Restructured loans totaled $54.4 million and $36.6 million at September 30, 2016 and December 31, 2015, respectively. Loans 90 days past due and still accruing interest amounted to $2.7 million and $7.3 million at September 30, 2016 and December 31, 2015, respectively. There was an insignificant amount of interest recognized on impaired loans during 2016 and 2015.

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

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. The loan rankings are summarized into the following categories: Non-watch list, Watch, Special Mention, and Substandard. Any loan not classified in one of the categories described below is considered to be a Non-watch list loan. A description of the general characteristics of the loan ranking categories is as follows:

•	Watch – This rating represents credit exposure that presents higher than average risk and warrants greater than routine attention by Company personnel due to conditions affecting the borrower, the borrower’s industry or the economic environment. These conditions have resulted in some degree of uncertainty that results in higher than average credit risk.

•	Special Mention – This rating reflects a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the borrower’s credit position at some future date. The rating is not adversely classified and does not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard – This rating represents an asset inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans in this category are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. This category may include loans where the collection of full principal is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity. Non-performing loans include restructured loans on non-accrual and all other non-accrual loans.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at September 30, 2016 and December 31, 2015 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

Originated and Non-PCI Loans

	Commercial		Asset-based		Factoring
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Non-watch list	$4,045,383	$3,880,109	$211,605	$198,903	$106,642	$90,449
Watch	130,364	105,539	—	—	—	—
Special Mention	41,303	29,397	20,809	18,163	461	237
Substandard	221,529	190,691	4,152	2,178	659	—

Total	$4,438,579	$4,205,736	$236,566	$219,244	$107,762	$90,686

	Real estate – construction		Real estate – commercial
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Non-watch list	$677,305	$415,258	$2,892,722	$2,561,401
Watch	284	370	49,945	51,774
Special Mention	—	—	7,144	22,544
Substandard	5,116	940	60,758	25,998

Total	$682,705	$416,568	$3,010,569	$2,661,717

Credit Exposure

Credit Risk Profile Based on Payment Activity

Originated and Non-PCI Loans

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Performing	$165,415	$125,348	$510,263	$491,427	$717,511	$726,439
Non-performing	19	13	869	800	4,336	3,524

Total	$165,434	$125,361	$511,132	$492,227	$721,847	$729,963

	Consumer – credit card		Consumer – other		Leases
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Performing	$262,317	$291,102	$120,860	$152,180	$31,529	$41,857
Non-performing	434	468	2,725	2,597	—	—

Total	$262,751	$291,570	$123,585	$154,777	$31,529	$41,857

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

This table provides an analysis of the credit risk profile of each loan class accounted for under ASC 310-30 at September 30, 2016 and December 31, 2015 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

PCI Loans

	Real estate – commercial
	September 30, 2016	December 31, 2015
Non-watch list	$—	$—
Watch	—	—
Special Mention	—	—
Substandard	—	1,055

Total	$—	$1,055

Credit Exposure

Credit Risk Profile Based on Payment Activity

PCI Loans

	Consumer – other
	September 30, 2016	December 31, 2015
Performing	$1,035	$2,001
Non-performing	—	—

Total	$1,035	$2,001

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and estimated losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available at the time, the adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and changes in the regulatory environment.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a roll forward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$64,561	$10,683	$9,319	$103	$84,666
Charge-offs	(5,667)	(142)	(2,335)	—	(8,144)
Recoveries	129	209	544	—	882
Provision	4,844	6,280	1,888	(12)	13,000

Ending balance	$63,867	$17,030	$9,416	$91	$90,404

	Nine Months Ended September 30, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$63,847	$8,220	$8,949	$127	$81,143
Charge-offs	(11,542)	(2,938)	(6,951)	—	(21,431)
Recoveries	3,477	540	1,675	—	5,692
Provision	8,085	11,208	5,743	(36)	25,000

Ending balance	$63,867	$17,030	$9,416	$91	$90,404

Ending balance: individually evaluated for impairment	$1,759	$4,726	$—	$—	$6,485
Ending balance: collectively evaluated for impairment	62,108	12,304	9,416	91	83,919
Loans:
Ending balance: loans	$4,948,341	$4,926,253	$387,371	$31,529	$10,293,494
Ending balance: individually evaluated for impairment	80,769	16,122	2,158	—	99,049
Ending balance: collectively evaluated for impairment	4,867,572	4,910,131	384,178	31,529	10,193,410
Ending balance: PCI Loans	—	—	1,035	—	1,035

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

This table provides a roll forward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$59,378	$8,892	$9,288	$163	$77,721
Charge-offs	(1,124)	(68)	(2,263)	—	(3,455)
Recoveries	488	133	643	—	1,264
Provision	540	448	1,525	(13)	2,500

Ending balance	$59,282	$9,405	$9,193	$150	$78,030

	Nine Months Ended September 30, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(4,624)	(168)	(7,413)	—	(12,205)
Recoveries	1,387	225	1,983	—	3,595
Provision	7,170	(1,377)	4,702	5	10,500

Ending balance	$59,282	$9,405	$9,193	$150	$78,030

Ending balance: individually evaluated for impairment	$2,504	$305	$31	$—	$2,840
Ending balance: collectively evaluated for impairment	56,778	9,100	9,162	150	75,190
Loans:
Ending balance: loans	$4,555,783	$4,052,470	$397,487	$40,386	$9,046,126
Ending balance: individually evaluated for impairment	52,450	8,957	3,365	—	64,772
Ending balance: collectively evaluated for impairment	4,500,836	4,041,244	391,798	40,386	8,974,264
Ending balance: PCI Loans	2,497	2,269	2,324	—	7,090

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$95,272	$59,619	$21,150	$80,769	$1,759	$68,633
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	961	306	114	420	24	433
Real estate – commercial	17,490	10,425	5,028	15,453	4,702	7,997
Real estate – residential	249	249	—	249	—	592
Real estate – HELOC	—	—	—	—	—	99
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,158	2,158	—	2,158	—	2,476
Leases	—	—	—	—	—	—

Total	$116,130	$72,757	$26,292	$99,049	$6,485	$80,230

	As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$72,739	$40,648	$27,356	$68,004	$5,668	$41,394
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	782	331	118	449	42	802
Real estate – commercial	7,117	4,891	1,275	6,166	154	7,768
Real estate – residential	1,054	939	—	939	—	1,433
Real estate – HELOC	214	193	—	193	—	162
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,574	2,574	—	2,574	—	1,795
Leases	—	—	—	—	—	—

Total	$84,480	$49,576	$28,749	$78,325	$5,864	$53,354

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

Purchased loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. For the three and nine months ended September 30, 2016, no purchased loans were modified as troubled debt restructurings after the Acquisition Date.

The Company had $148 thousand and $217 thousand in commitments to lend to borrowers with loan modifications classified as TDRs as of September 30, 2016 and September 30, 2015, respectively. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. During the nine month period ended September 30, 2015, the Company had one commercial real estate loan classified as a TDR with a payment default totaling $178 thousand. A specific valuation allowance for the full amount of this loan had previously been established within the Company’s allowance for loan losses, and this loan was charged off against the allowance for loan losses during that period.

This table provides a summary of loans restructured by class during the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	1	$12,721	$12,721	3	$24,778	$24,778
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	—	—	—
Real estate – residential	—	—	—	—	—	—
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	1	$12,721	$12,721	3	$24,778	$24,778

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

This table provides a summary of loans restructured by class during the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	2	$8,675	$8,675	16	$28,138	$28,138
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	1	261	261
Real estate – residential	1	261	261	1	121	121
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	3	$8,936	$8,936	18	$28,520	$28,520

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2016 and December 31, 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
U.S. Treasury	$249,461	$291	$(226)	$249,526
U.S. Agencies	289,244	247	(51)	289,440
Mortgage-backed	3,322,340	45,857	(5,901)	3,362,296
State and political subdivisions	2,291,316	37,450	(1,546)	2,327,220
Corporates	67,242	30	(67)	67,205

Total	$6,219,603	$83,875	$(7,791)	$6,295,687

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
U.S. Treasury	$350,354	$1	$(576)	$349,779
U.S. Agencies	667,414	7	(1,032)	666,389
Mortgage-backed	3,598,115	12,420	(38,089)	3,572,446
State and political subdivisions	2,116,543	23,965	(2,095)	2,138,413
Corporates	80,585	—	(663)	79,922

Total	$6,813,011	$36,393	$(42,455)	$6,806,949

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at September 30, 2016 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$743,207	$743,589
Due after 1 year through 5 years	1,065,114	1,078,518
Due after 5 years through 10 years	844,091	864,353
Due after 10 years	244,851	246,931

Total	2,897,263	2,933,391
Mortgage-backed securities	3,322,340	3,362,296

Total securities available for sale	$6,219,603	$6,295,687

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2016, proceeds from the sales of securities available for sale were $951.3 million compared to $782.8 million for the same period in 2015. Securities transactions resulted in gross realized gains of $8.5 million and $8.5 million for the nine months ended September 30, 2016 and 2015, respectively. The gross realized losses for the nine months ended September 30, 2016 and 2015 were $1 thousand and $48 thousand, respectively.

Securities available for sale with a market value of $5.1 billion at September 30, 2016 and $5.9 billion at December 31, 2015 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $1.4 billion at September 30, 2016 and $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$75,083	$(226)	$—	$—	$75,083	$(226)
U.S. Agencies	62,425	(33)	12,994	(18)	75,419	(51)
Mortgage-backed	424,586	(1,395)	291,636	(4,506)	716,222	(5,901)
State and political subdivisions	427,223	(1,513)	6,159	(33)	433,382	(1,546)
Corporates	20,979	(21)	30,539	(46)	51,518	(67)

Total	$1,010,296	$(3,188)	$341,328	$(4,603)	$1,351,624	$(7,791)

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

December 31, 2015	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$344,556	$(576)	$—	$—	$344,556	$(576)
U.S. Agencies	615,993	(1,032)	—	—	615,993	(1,032)
Mortgage-backed	2,056,316	(21,013)	426,959	(17,076)	2,483,275	(38,089)
State and political subdivisions	479,197	(1,316)	60,324	(779)	539,521	(2,095)
Corporates	29,126	(183)	50,796	(480)	79,922	(663)

Total	$3,525,188	$(24,120)	$538,079	$(18,335)	$4,063,267	$(42,455)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

Securities Held to Maturity

The table below provides detailed information for securities held to maturity at September 30, 2016 and December 31, 2015 (in thousands):

		Net
	Amortized	Unrealized	Fair
	Cost	Gains	Value
September 30, 2016
State and political subdivisions	$1,009,117	$88,871	$1,097,988

December 31, 2015
State and political subdivisions	$667,106	$24,273	$691,379

The following table presents contractual maturity information for securities held to maturity at September 30, 2016 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$17,219	$18,735
Due after 1 year through 5 years	83,572	90,932
Due after 5 years through 10 years	565,141	614,912
Due after 10 years	343,185	373,409

Total securities held to maturity	$1,009,117	$1,097,988

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2016 or 2015.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Trading Securities

The net unrealized gains on trading securities at September 30, 2016 and September 30, 2015 were $14 thousand and $8 thousand, respectively, and were included in trading and investment banking income on the Consolidated Statements of Income.

Other Securities

The table below provides detailed information for Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock and other securities at September 30, 2016 and December 31, 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
FRB and FHLB stock	$33,397	$—	$—	$33,397
Other securities – marketable	4	9,578	—	9,582
Other securities – non-marketable	23,185	700	(11)	23,874

Total Other securities	$56,586	$10,278	$(11)	$66,853

December 31, 2015
FRB and FHLB stock	$33,215	$—	$—	$33,215
Other securities – marketable	5	7,159	—	7,164
Other securities – non-marketable	23,855	964	—	24,819

Total Other securities	$57,075	$8,123	$—	$65,198

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $9.6 million at September 30, 2016 and $7.2 million at December 31, 2015. The fair value of other non-marketable securities includes alternative investment securities of $1.8 million at September 30, 2016 and $2.0 million at December 31, 2015. Unrealized gains or losses on alternative investments are recognized in the Equity earnings (loss) on alternative investments of the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2016 and December 31, 2015 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2016	$161,341	$47,529	$19,476	$228,346
Acquisition of Marquette	50	—	—	50

Balances as of September 30, 2016	$161,391	$47,529	$19,476	$228,396

Balances as of January 1, 2015	$142,753	$47,529	$19,476	$209,758
Acquisition of Marquette	18,588	—	—	18,588

Balances as of December 31, 2015	$161,341	$47,529	$19,476	$228,346

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$47,527	$38,218	$9,309
Customer relationships	107,460	79,902	27,558
Other intangible assets	4,198	3,646	552

Total intangible assets	$159,185	$121,766	$37,419

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$36,497	$33,613	$2,884
Core deposit intangible-Marquette acquisition	11,030	1,838	9,192
Customer relationships	104,560	73,496	31,064
Customer relationship-Marquette acquisition	2,900	338	2,562
Other intangible assets	3,247	2,841	406
Other intangible assets-Marquette acquisition	951	277	674

Total intangible assets	$159,185	$112,403	$46,782

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Aggregate amortization expense	$2,992	$3,483	$9,363	$8,807

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2016	$2,928
For the year ending December 31, 2017	10,180
For the year ending December 31, 2018	7,202
For the year ending December 31, 2019	5,822
For the year ending December 31, 2020	4,487
For the year ending December 31, 2021	3,101

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2016, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2016 Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$176,297	$—	$176,297
U.S. Agencies	1,247,635	1,600	1,249,235

Total repurchase agreements	$1,423,932	$1,600	$1,425,532

8. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments (collectively, the Business Segments): Bank, Institutional Investment Management, and Asset Servicing. Senior executive officers regularly evaluate business segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. Previously, the Company had the following four Business Segments: Bank, Institutional Investment Management, Asset Servicing, and Payment Solutions. In the first quarter of 2016, the Company merged the Payments Solutions segment into the Bank segment to better reflect how the core businesses, products and services are being evaluated by management currently. The Company’s Payment Solutions leadership structure and financial performance assessments are now included in the Bank segment, and accordingly, the reportable segments were realigned to reflect these changes. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2016. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30, 2016
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$121,963	$—	$2,802	$124,765
Provision for loan losses	13,000	—	—	13,000
Noninterest income	80,454	19,413	22,081	121,948
Noninterest expense	142,836	16,874	20,073	179,783

Income before taxes	46,581	2,539	4,810	53,930
Income tax expense	10,427	519	1,038	11,984

Net income	$36,154	$2,020	$3,772	$41,946

Average assets	$18,384,000	$61,000	$1,247,000	$19,692,000

	Three Months Ended September 30, 2015
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$108,424	$49	$1,422	$109,895
Provision for loan losses	2,500	—	—	2,500
Noninterest income	65,207	21,398	22,493	109,098
Noninterest expense	149,269	16,495	19,515	185,279

Income before taxes	21,862	4,952	4,400	31,214
Income tax expense	6,120	1,409	1,234	8,763

Net income	$15,742	$3,543	$3,166	$22,451

Average assets	$17,045,000	$66,000	$1,009,000	$18,120,000

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Nine Months Ended September 30, 2016
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$355,847	$—	$8,020	$363,867
Provision for loan losses	25,000	—	—	25,000
Noninterest income	235,915	56,965	66,865	359,745
Noninterest expense	431,594	52,993	60,983	545,570

Income before taxes	135,168	3,972	13,902	153,042
Income tax expense	32,928	899	3,348	37,175

Net income	$102,240	$3,073	$10,554	$115,867

Average assets	$18,147,000	$62,000	$1,279,000	$19,488,000

	Nine Months Ended September 30, 2015
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$294,210	$27	$3,376	$297,613
Provision for loan losses	10,500	—	—	10,500
Noninterest income	210,695	74,182	68,978	353,855
Noninterest expense	407,997	52,799	60,860	521,656

Income before taxes	86,408	21,410	11,494	119,312
Income tax expense	23,859	5,899	3,124	32,882

Net income	$62,549	$15,511	$8,370	$86,430

Average assets	$16,419,000	$71,000	$970,000	$17,460,000

9. Acquisition

As previously disclosed, on May 31, 2015, the Company acquired 100% of the outstanding common shares of Marquette. Marquette was a privately held financial services company with a portfolio of businesses that operated thirteen branches in Arizona and Texas, two national commercial specialty-lending businesses focused on asset-based lending and accounts receivable factoring, and an asset-management firm. As a result of the acquisition, the Company increased its presence in Arizona and Texas and supplemented the Company’s commercial-banking services with factoring and asset-based lending businesses. As of the close of trading on the Acquisition Date, the beneficial owners of Marquette received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at that date (approximately 3.47 million shares total). The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the Company’s closing stock price of $51.79 on May 29, 2015. The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

The Company assumed long-term debt obligations of Marquette with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of the Acquisition Date payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that have issued trust preferred securities. Interest rates on trust preferred securities trusts are tied to the three-month London Interbank Offered Rate (LIBOR) with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

The results of operations of Marquette are included in the results of operations of the Company subsequent to the Acquisition Date. For the nine months ended September 30, 2016, acquisition expenses recognized in Noninterest expense in the Company’s Consolidated Statements of Income totaled $4.5 million. This total included $880 thousand of severance in Salaries and employee benefits and $1.7 million in Legal and consulting fees.

10. Commitments, Contingencies and Guarantees

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, forward foreign exchange contracts and spot foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet. The contractual or notional amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments. Many of the commitments expire without being drawn upon; therefore, the total amount of these commitments does not necessarily represent the future cash requirements of the Company.

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30,	December 31,
	2016	2015
Commitments to extend credit for loans (excluding credit card loans)	$6,517,542	$6,671,794
Commitments to extend credit under credit card loans	2,735,487	2,986,581
Commercial letters of credit	1,393	11,541
Standby letters of credit	381,284	360,468
Forward contracts	64,012	75,611
Spot foreign exchange contracts	4,145	10,391

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets. This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives		Liability Derivatives
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Fair Value
Interest Rate Products:
Derivatives not designated as hedging instruments	$21,499	$11,700	$22,588	$11,921
Derivatives designated as hedging instruments	426	603	8,233	337

Total	$21,925	$12,303	$30,821	$12,258

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2016, the Company had two interest rate swaps with a notional amount of $15.8 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2016, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV. For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings for the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk. During the three and nine months ended September 30, 2016, the Company recognized net losses of $643 thousand and $7.7 million, respectively, in AOCI for the effective portion of the change in fair value of these cash flow hedges. During the three and nine months ended September 30, 2016, the Company did not record any hedge ineffectiveness in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018. As of September 30, 2016, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 20 years.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2016, the Company had 50 interest rate swaps with an aggregate notional amount of $595.8 million related to this program. During the three and nine months ended September 30, 2016, the Company recognized $76 thousand and $868 thousand of net losses, respectively, related to changes in fair value of these swaps. During the three and nine months ended September 30, 2015, the Company recognized $125 thousand and $211 thousand of net losses, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest Rate Products
Derivatives not designated as hedging instruments	$(76)	$(125)	$(868)	$(211)

Total	$(76)	$(125)	$(868)	$(211)

Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(64)	$(178)	$(395)	$(172)
Fair value adjustments on hedged items	63	177	392	173

Total	$(1)	$(1)	$(3)	$1

This table provides a summary of the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities as of September 30, 2016 and September 30, 2015 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate products
Derivatives designated as cash flow hedging instruments	$(643)	$—	$(7,677)	$—

Total	$(643)	$—	$(7,677)	$—

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $31.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at September 30, 2016
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	2,349	—	2,349	—
Mortgage-backed	7,068	—	7,068	—
State and political subdivisions	18,645	—	18,645	—
Trading - other	29,600	29,161	439	—

Trading securities	58,062	29,561	28,501	—

U.S. Treasury	249,526	249,526	—	—
U.S. Agencies	289,440	—	289,440	—
Mortgage-backed	3,362,296	—	3,362,296	—
State and political subdivisions	2,327,220	—	2,327,220	—
Corporates	67,205	67,205		—

Available for sale securities	6,295,687	316,731	5,978,956	—
Company-owned life insurance	40,274	—	40,274	—
Bank-owned life insurance	208,095	—	208,095	—
Derivatives	21,925	—	21,925	—

Total	$6,624,043	$346,292	$6,277,751	$—

Liabilities
Deferred compensation	$40,804	$40,804	$—	$—
Derivatives	30,821	—	30,821	—

Total	$71,625	$40,804	$30,821	$—

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

The following table reconciles the beginning and ending balances of the contingent consideration liability for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$17,718	$53,411
Payment of contingent consideration on acquisitions	(17,784)	(18,702)
Fair value adjustments	66	(3,477)

Ending balance	$—	$31,232

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

Assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement at September 30, 2016 Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
Impaired loans	$19,807	$—	$—	$19,807	$(621)
Other real estate owned	202	—	—	202	32

Total	$20,009	$—	$—	$20,009	$(589)

	Fair Value Measurement at December 31, 2015 Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$22,885	$—	$—	$22,885	$(3,957)
Other real estate owned	3,269	—	—	3,269	—

Total	$26,154	$—	$—	$26,154	$(3,957)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows (in millions):

	Fair Value Measurement at September 30, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,052.3	$826.8	$225.5	$—	$1,052.3
Securities available for sale	6,295.7	316.7	5,979.0	—	6,295.7
Securities held to maturity	1,009.1	—	1,098.0	—	1,098.0
Trading securities	58.1	29.6	28.5	—	58.1
Other securities	66.9	—	66.9	—	66.9
Loans (exclusive of allowance for loan loss)	10,305.4	—	10,426.9	—	10,426.9
Derivatives	21.9	—	21.9	—	21.9
FINANCIAL LIABILITIES
Demand and savings deposits	14,297.0	14,297.0	—	—	14,297.0
Time deposits	1,081.3	—	1,081.3	—	1,081.3
Other borrowings	2,021.1	595.6	1,425.5	—	2,021.1
Long-term debt	75.4	—	75.8	—	75.8
Derivatives	30.8	—	30.8	—	30.8
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4.2
Commercial letters of credit					0.2
Standby letters of credit					1.9

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

Other securities Amount consists of FRB and FHLB stock held by the Company, PCM equity-method investments, and other miscellaneous investments. The carrying amount of the FRB and FHLB stock equals its fair value because the shares can only be redeemed by the FRB and FHLB at their carrying amount. The fair value of PCM marketable equity-method investments are based on quoted market prices used to estimate the value of the underlying investment. For non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2016 and December 31, 2015.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month and nine-month periods ended September 30, 2016. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Any forward-looking statement made by the Company or on its behalf speaks only as of the date that it was made. The Company does not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made except to the extent required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that the Company may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

Overview

The Company focuses on the following four core strategic objectives. Management believes these strategies will guide our efforts to achieve our vision to deliver the unparalleled customer experience, all while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategic objective is a focus on improving operating efficiencies. During the second half of 2015, an in-depth review of the organization was completed to identify efficiencies. The Company plans to continue to utilize the results of this review to simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies among various platforms and distribution networks. The Company identified a total of $32.9 million in annual savings that are expected to be realized in the future as a result of the elimination of certain employee positions and business process improvements. This total does not include the additional cost savings recognized related to the Marquette integration, or any ongoing efficiencies identified through our normal course of business. The Company continues to invest in technological advances that will help management drive operating efficiencies in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is a focus on net interest income through loan and deposit growth. During the third quarter of 2016, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $14.9 million, or 13.5 percent, from the same period in 2015. The Company has continued to show increased net interest income in a historically low interest rate environment through the effects of increased volume of average earning assets and a low cost of funds in its Consolidated Balance Sheets. Average earning assets for the third quarter of 2016 increased $1.5 billion, or 9.1 percent from the same period in 2015. The funding for these assets was driven primarily by a 14.8 percent increase in average interest-bearing liabilities. Average loan balances increased $1.2 billion, or 14.0 percent compared to the same period in 2015. Net interest margin, on a tax-equivalent basis, increased 14 basis points compared to the same period in 2015.

The third strategic objective is to grow the Company’s fee-based businesses. As the industry continues to experience economic uncertainty, the Company has continued to emphasize its fee-based operations. By maintaining a diverse source of revenues, the Company believes this strategy will help reduce the Company’s exposure to sustained low interest rates. During the third quarter of 2016, noninterest income increased $12.9 million, or 11.8 percent, to $121.9 million for the three months ended September 30, 2016, compared to the same period in 2015. This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At September 30, 2016, noninterest income represented 49.4 percent of total revenues, compared to 49.8 percent at September 30, 2015.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and properly utilizing a share repurchase program. At September 30, 2016, the Company had $2.0 billion in total shareholders’ equity. This is an increase of $123.8 million, or 6.5 percent, compared to total shareholders’ equity at September 30, 2015. At September 30, 2016, the Company had a total risk-based capital ratio of 12.82 percent. The Company repurchased 10,750 shares of common stock at an average price of $56.59 per share during the third quarter of 2016.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2016. The changes identified in the summary are explained in greater detail below. The Company recorded consolidated net income of $41.9 million for the three-month period ended September 30, 2016, compared to $22.5 million for the same period a year earlier. This represents an 86.8 percent increase over the three-month period ended September 30, 2015. Basic earnings per share for the third quarter of 2016 were $0.86 per share ($0.85 per share fully-diluted) compared to $0.46 per share ($0.46 per share fully-diluted) for the third quarter of 2015. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2016 were 0.85 and 8.25 percent, respectively, compared to 0.49 and 4.72 percent, respectively, for the three-month period ended September 30, 2015.

The Company recorded consolidated net income of $115.9 million for the nine-month period ended September 30, 2016, compared to $86.4 million for the same period a year earlier. This represents a 34.1 percent increase over the nine-month period ended September 30, 2015. Basic earnings per share for the nine-month period ended September 30, 2016 were $2.37 per share ($2.36 per share fully-diluted) compared to $1.85 per share ($1.84 per share fully-diluted) for the same period in 2015. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2016 were 0.79 and 7.81 percent, respectively, compared to 0.66 and 6.53 percent for the same period in 2015.

Net interest income for the three and nine-month periods ended September 30, 2016 increased $14.9 million, or 13.5 percent, and $66.3 million, or 22.3 percent, respectively, compared to the same periods in 2015. For the three-month period ended September 30, 2016, average earning assets increased by $1.5 billion, or 9.1 percent, and for the nine-month period ended September 30, 2016, they increased by $2.0 billion, or 12.1 percent, compared to the same periods in 2015. Net interest margin, on a tax-equivalent basis, increased to 2.87 percent and 2.84 percent for the three and nine-month periods ended September 30, 2016, compared to 2.73 percent and 2.60 percent for the same periods in 2015. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million at May 31, 2015. The Marquette acquisition also added interest-bearing liabilities with an acquired value of $910.8 million primarily from interest-bearing deposits of $708.7 million at May 31, 2015.

The provision for loan losses increased by $10.5 million to $13.0 million for the three-month period ended September 30, 2016, and increased by $14.5 million to $25.0 million for the nine-month period ended September 30, 2016, compared to the same periods in 2015. This increase is a result of applying the Company’s methodology for computing the allowance for loan losses. A significant driver of credit quality is nonperforming loans. The Company’s nonperforming loans increased $29.7 million to $79.6 million at September 30, 2016, compared to September 30, 2015, and increased $18.5 million, compared to December 31, 2015. This increase was primarily related to the migration of two large commercial credits to nonaccrual during the third quarter of 2016. The allowance for loan losses as a percentage of total loans increased to 0.88 percent as of September 30, 2016, compared to 0.86 percent at September 30, 2015. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income increased by $12.9 million, or 11.8 percent, for the three-month period ended September 30, 2016, and increased by $5.9 million, or 1.7 percent, for the nine-month period ended September 30, 2016, compared to the same periods in 2015. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense decreased by $5.5 million, or 3.0 percent, for the three-month period ended September 30, 2016, and increased by $23.9 million, or 4.6 percent, for the nine-month period ended September 30, 2016, compared to the same periods in 2015. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. As noted above, the impacts of the Marquette acquisition are included in these results. For the three-month period ended September 30, 2016, average earning assets increased by $1.5 billion, or 9.1 percent, and for the nine-month period ended September 30, 2016, they increased by $2.0 billion, or 12.1 percent, compared to the same periods in 2015. Net interest margin, on a tax-equivalent basis, increased to 2.87 percent and 2.84 percent for the three and nine-month periods ended September 30, 2016, compared to 2.73 percent and 2.60 percent for the same periods in 2015.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended September 30, 2016 increased by 13 and 14 basis points, respectively, compared to the same period in 2015. Net interest spread and margin for the nine months ended September 30, 2016 increased by 23 and 24 basis points, respectively, compared to the same period in 2015. These increases are primarily due to favorable volume and rate variances on loans. These rate variances have led to an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2016 as compared to results for the same periods in 2015. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.86 percent for the three-month period ended September 30, 2016 and 2.71 percent for the same period in 2015. The average yield on earning assets without the tax equivalent basis adjustment would have been 2.83 percent for the nine-month period ended September 30, 2016 and 2.57 percent for the same period in 2015.

	Three Months Ended September 30,
	2016		2015
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$10,181,819	3.86%	$8,933,775	3.76%
Securities:
Taxable	4,449,485	1.52	4,750,122	1.54
Tax-exempt	3,158,966	2.86	2,557,629	2.70

Total securities	7,608,451	2.08	7,307,751	1.95
Federal funds and resell agreements	217,287	1.45	83,048	0.84
Interest-bearing due from banks	314,619	0.56	481,575	0.39
Other earning assets	51,280	1.75	36,171	1.04

Total earning assets	18,373,456	3.03	16,842,320	2.86
Allowance for loan losses	(86,368)		(78,419)
Other assets	1,405,152		1,356,548

Total assets	$19,692,240		$18,120,449

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,431,253	0.20%	$8,532,814	0.18%
Federal funds and repurchase agreements	2,261,863	0.33	1,634,394	0.10
Borrowed funds	82,340	3.64	88,468	4.68

Total interest-bearing liabilities	11,775,456	0.25	10,255,676	0.21
Noninterest-bearing demand deposits	5,690,838		5,800,870
Other liabilities	203,953		176,040
Shareholders’ equity	2,021,993		1,887,863

Total liabilities and shareholders’ equity	$19,692,240		$18,120,449

Net interest spread		2.78%		2.65%
Net interest margin		2.87		2.73

	Nine Months Ended September 30,
	2016		2015
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$9,874,298	3.83%	$8,163,984	3.61%
Securities:
Taxable	4,650,111	1.59	4,864,016	1.55
Tax-exempt	2,984,538	2.85	2,407,653	2.72

Total securities	7,634,649	2.08	7,271,669	1.94
Federal funds and resell agreements	181,854	1.42	62,326	0.81
Interest-bearing due from banks	425,155	0.56	665,667	0.35
Other earning assets	39,588	1.70	34,507	1.51

Total earning assets	18,155,544	2.99	16,198,153	2.71
Allowance for loan losses	(82,975)		(77,560)
Other assets	1,415,325		1,339,262

Total assets	$19,487,894		$17,459,855

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,392,435	0.18%	$8,023,331	0.17%
Federal funds and repurchase agreements	2,041,369	0.31	1,686,766	0.11
Borrowed funds	88,621	3.90	49,169	4.43

Total interest-bearing liabilities	11,522,425	0.23	9,759,266	0.18
Noninterest-bearing demand deposits	5,809,398		5,655,878
Other liabilities	174,873		274,845
Shareholders’ equity	1,981,198		1,769,866

Total liabilities and shareholders’ equity	$19,487,894		$17,459,855

Net interest spread		2.76%		2.53%
Net interest margin		2.84		2.60

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $11.4 million for the three-month period and $194.2 million for the nine-month period ended September 30, 2016 compared to the same periods in 2015, the benefit from interest free funds was relatively flat, or one basis point in the three-month and nine-month periods due to increased yields on earning assets, offset by an increase in rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2016 and 2015			September 30, 2016 and 2015
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$11,867	$2,267	$14,134	$48,566	$14,433	$62,999
Securities:
Taxable	(1,194)	(292)	(1,486)	(2,487)	1,239	(1,248)
Tax-exempt	2,775	702	3,477	8,019	1,516	9,535
Federal funds sold and resell agreements	424	191	615	1,119	443	1,562
Interest-bearing due from banks	(196)	166	(30)	(778)	789	11
Trading	38	61	99	51	45	96

Interest income	13,714	3,095	16,809	54,490	18,465	72,955
Change in interest incurred on:
Interest-bearing deposits	419	344	763	1,857	527	2,384
Federal funds purchased and repurchase agreements	216	1,251	1,467	347	3,014	3,361
Other borrowed funds	(69)	(222)	(291)	1,174	(218)	956

Interest expense	566	1,373	1,939	3,378	3,323	6,701

Net interest income	$13,148	$1,722	$14,870	$51,112	$15,142	$66,254

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Average earning assets	$18,373,456	$16,842,320	$1,531,136	$18,155,544	$16,198,153	$1,957,391

Interest-bearing liabilities	11,775,456	10,255,676	1,519,780	11,522,425	9,759,266	1,763,159

Interest-free funds	$6,598,000	$6,586,644	$11,356	$6,633,119	$6,438,887	$194,232

Free funds ratio (free funds to earning assets)	35.91%	39.11%	(3.20)%	36.53%	39.75%	(3.22)%

Tax-equivalent yield on earning assets	3.03	2.86	0.17	2.99	2.71	0.28
Cost of interest-bearing liabilities	0.25	0.21	0.04	0.23	0.18	0.05

Net interest spread	2.78	2.65	0.13	2.76	2.53	0.23
Benefit of interest-free funds	0.09	0.08	0.01	0.08	0.07	0.01

Net interest margin	2.87%	2.73%	0.14%	2.84%	2.60%	0.24%

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

Based on the factors above, management of the Company recorded $13.0 million and $25.0 million as provision for loan losses for the three and nine-month periods ended September 30, 2016, compared to $2.5 million and $10.5 million for the same periods in 2015, respectively. As illustrated in Table 3 below, the ALL increased to 0.88 percent of total loans as of September 30, 2016, compared to 0.86 percent of total loans as of the same period in 2015.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2016 and 2015, and for the year ended December 31, 2015. Net charge-offs were $15.7 million for the nine months ended 2016, compared to $8.6 million for the same period in 2015. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Nine Months Ended	Year Ended
September 30,	December 31,
2016	2015	2015
Allowance-January 1	$81,143	$76,140	$76,140
Provision for loan losses	25,000	10,500	15,500

Charge-offs:
Commercial	(11,542)	(4,624)	(5,239)
Consumer:
Credit card	(6,348)	(6,525)	(8,555)
Other	(603)	(888)	(1,103)
Real estate	(2,938)	(168)	(214)

Total charge-offs	(21,431)	(12,205)	(15,111)

Recoveries:
Commercial	3,477	1,387	1,824
Consumer:
Credit card	1,334	1,401	1,802
Other	341	582	667
Real estate	540	225	321

Total recoveries	5,692	3,595	4,614

Net charge-offs	(15,739)	(8,610)	(10,497)

Allowance-end of period	$90,404	$78,030	$81,143

Average loans, net of unearned interest	$9,868,033	$8,162,798	$8,423,997
Loans at end of period, net of unearned interest	10,293,494	9,046,126	9,430,761
Allowance to loans at end of period	0.88%	0.86%	0.86%
Allowance as a multiple of net charge-offs	4.30	x	6.78	x	7.73	x
Net charge-offs to:
Provision for loan losses	62.96%	82.00%	67.72%
Average loans	0.21	0.14	0.12

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. This income is non-credit related and not generally affected by fluctuations in interest rates.

The Company’s noninterest income provides the opportunity to offer products and services, which management believes will more closely align the customer with the Company. The Company generates noninterest income from trust and securities processing, bankcard, brokerage, health care services, and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most of these products and services share common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Trust and securities processing	$60,218	$65,182	$(4,964)	(7.6)%
Trading and investment banking	6,114	2,969	3,145	>100
Service charges on deposits	21,832	21,663	169	0.8
Insurance fees and commissions	698	480	218	45.4
Brokerage fees	4,712	2,958	1,754	59.3
Bankcard fees	17,086	17,624	(538)	(3.1)
Gains on sales of securities available for sale, net	2,978	101	2,877	>100
Equity earnings (losses) on alternative investments	1,594	(5,032)	6,626	>100
Other	6,716	3,153	3,563	>100

Total noninterest income	$121,948	$109,098	$12,850	11.8%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Trust and securities processing	$179,448	$199,862	$(20,414)	(10.2)%
Trading and investment banking	16,382	14,659	1,723	11.8
Service charges on deposits	65,713	64,829	884	1.4
Insurance fees and commissions	3,355	1,636	1,719	>100
Brokerage fees	13,159	8,748	4,411	50.4
Bankcard fees	52,636	51,842	794	1.5
Gains on sales of securities available for sale, net	8,509	8,404	105	1.2
Equity earnings (losses) on alternative investments	2,191	(6,999)	9,190	>100
Other	18,352	10,874	7,478	68.8

Total noninterest income	$359,745	$353,855	$5,890	1.7%

Fee-based, or noninterest income (summarized in Table 4), increased by $12.9 million, or 11.8 percent, during the three months ended September 30, 2016, and increased by $5.9 million, or 1.7 percent, during the nine months ended September 30, 2016, compared to the same periods in 2015. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets. The decrease in these fees for the three and nine-month periods compared to the same periods last year was primarily due to changes in two categories of income. First, advisory fee income from the Scout Funds for the three and nine-month periods ended September 30, 2016, decreased by $4.7 million, or 36.5 percent, and $19.8 million, or 44.0 percent, respectively, compared to the same periods in 2015, due to declines in the underlying assets under management (AUM) for the respective periods. Additionally, the mix of AUM in the Institutional Investment Management segment has shifted to a higher percentage of fixed income versus equity as of September 30, 2016 compared to September 30, 2015. Second, fund administration and custody services fees for the three and nine-month periods ended September 30, 2016, decreased by $1.0 million, or 4.3 percent, and $2.6 million, or 3.7 percent, respectively, due to a decrease in the underlying assets under administration. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended September 30, 2016 increased $3.1 million, or 105.9 percent, and for the nine-month period ended September 30, 2016, increased $1.7 million, or 11.8 percent. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three and nine-month periods ended September 30, 2016, increased $1.8 million, or 59.3 percent, and increased $4.4 million, or 50.4 percent, respectively. These increases were driven by higher money market balances and the related 12b-1 fees.

During the three and nine-month periods ended September 30, 2016, $3.0 million and $8.5 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $0.1 million and $8.4 million for the same periods in 2015. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

During the three and nine-month periods ended September 30, 2016, gains of $1.6 million and $2.2 million of equity earnings on alternative investments were recognized on PCM investments, respectively, compared to losses of $5.0 million and $7.0 million for the same periods in 2015 due to changes in the underlying fund investments.

Other noninterest income for the three and nine-month period ended September 30, 2016, increased $3.6 million, or 113.0 percent, and $7.5 million, or 68.8 percent, respectively, primarily driven by increases of $3.9 million and $6.9 million in company-owned and bank-owned life insurance.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Salaries and employee benefits	$109,369	$104,733	$4,636	4.4%
Occupancy, net	11,394	11,748	(354)	(3.0)
Equipment	16,231	17,228	(997)	(5.8)
Supplies and services	4,624	5,371	(747)	(13.9)
Marketing and business development	5,332	5,766	(434)	(7.5)
Processing fees	11,264	12,795	(1,531)	(12.0)
Legal and consulting	4,450	8,648	(4,198)	(48.5)
Bankcard	5,015	5,266	(251)	(4.8)
Amortization of other intangible assets	2,992	3,483	(491)	(14.1)
Regulatory fees	3,370	3,176	194	6.1
Other	5,742	7,065	(1,323)	(18.7)

Total noninterest expense	$179,783	$185,279	$(5,496)	(3.0)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Salaries and employee benefits	$325,216	$302,855	$22,361	7.4%
Occupancy, net	33,505	32,070	1,435	4.5
Equipment	49,545	46,810	2,735	5.8
Supplies and services	14,292	14,299	(7)	—
Marketing and business development	16,086	16,914	(828)	(4.9)
Processing fees	34,190	38,232	(4,042)	(10.6)
Legal and consulting	14,186	18,943	(4,757)	(25.1)
Bankcard	16,199	14,987	1,212	8.1
Amortization of other intangible assets	9,363	8,807	556	6.3
Regulatory fees	10,491	8,805	1,686	19.1
Other	22,497	18,934	3,563	18.8

Total noninterest expense	$545,570	$521,656	$23,914	4.6%

Noninterest expense decreased by $5.5 million, or 3.0 percent, for the three months ended September 30, 2016 and increased $23.9 million, or 4.6 percent, for the nine months ended September 30, 2016, compared to the same periods in 2015. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $4.6 million, or 4.4 percent, and increased $22.4 million, or 7.4 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. For the nine month increase, the Marquette acquisition contributed approximately $11.5 million of this increase and is embedded in the breakouts in the following paragraph. Non-acquisition related severances for the three and nine month comparative periods increased $0.3 million and $2.5 million, respectively, and included in the commissions and bonuses line as noted below.

Salaries and wages decreased $0.7 million, or 1.0 percent, for the three months ended September 30, 2016 and increased $9.4 million, or 5.0 percent, for the nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Commissions and bonuses increased $2.0 million, or 8.2 percent, and $8.0 million, or 12.1 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 driven by increased company performance. Employee benefits expense increased $3.4 million, or 26.2 percent, and $5.0 million, or 10.1 percent, for the three and nine month period ended September 30, 2016, respectively, compared to the same periods in 2015, due to an increase the fair value of the Company’s deferred compensation plan.

Processing fees expense decreased $1.5 million, or 12.0 percent, and $4.0 million, or 10.6 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to decreased fees paid by the third-party advisor to distributors of the Scout Funds.

Legal and consulting expense decreased $4.2 million, or 48.5 percent, and $4.8 million, or 25.1 percent, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decreases in both periods are primarily due to the reduction of the use of consulting services.

Other noninterest expense decreased $1.3 million, or 18.7 percent, for the three months ended September 30, 2016 and increased $3.6 million, or 18.8 percent, for the nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease in the three months period is primarily due to a $1.1 million decrease in off-balance sheet commitment reserves and the increase in the nine months period is primarily due to fair value adjustments to contingent consideration liabilities recorded in 2015.

Total acquisition expenses recognized in noninterest expense during the third quarter 2016 totaled $0.4 million and totaled $4.5 million for the first nine months of 2016, compared to $4.9 million and $6.4 million for the same periods in 2015, respectively.

Income Tax Expense

The Company’s effective tax rate was 24.3 percent for the nine months ended September 30, 2016, compared to 27.6 percent for the same period in 2015. The decrease is primarily attributable to an increase in federal tax credits and a larger portion of income earned from excludable life insurance policy gains.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$121,963	$108,424	$13,539	12.5%
Provision for loan losses	13,000	2,500	10,500	>100.0
Noninterest income	80,454	65,207	15,247	23.4
Noninterest expense	142,836	149,269	(6,433)	(4.3)

Income before taxes	46,581	21,862	24,719	>100
Income tax expense	10,427	6,120	4,307	70.4

Net income	$36,154	$15,742	$20,412	>100.0%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$355,847	$294,210	$61,637	21.0%
Provision for loan losses	25,000	10,500	14,500	>100.0
Noninterest income	235,915	210,695	25,220	12.0
Noninterest expense	431,594	407,997	23,597	5.8

Income before taxes	135,168	86,408	48,760	56.4
Income tax expense	32,928	23,859	9,069	38.0

Net income	$102,240	$62,549	$39,691	63.5%

Bank net income increased by $39.7 million, or 63.5 percent, to $102.2 million for the nine-month period ended September 30, 2016, compared to the same period in 2015. Net interest income increased $61.6 million, or 21.0 percent, for the nine-month period ended September 30, 2016, compared to the same period in 2015, primarily driven by strong loan growth, a change in the Company’s earning asset mix, and higher loan yields. Provision for loan losses increased by $14.5 million to adjust the related ALL to the appropriate level based on the inherent risk in the loan portfolio for this segment. Noninterest income increased $25.2 million, or 12.0 percent, over the same period in 2015 primarily driven by the following increases: unrealized gains on PCM equity method investments of $9.2 million, brokerage and mutual fund income of $4.4 million due to an increase in 12b-1 fees, bank-owned and company-owned life insurance income of $4.0 million, insurance and annuities income of $1.7 million, trust and securities processing income of $1.6 million, and healthcare deposit service charges of $1.4 million. These increases were offset by decreases in commercial and consumer deposit service charges of $1.5 million.

Noninterest expense increased $23.6 million, or 5.8 percent, to $431.6 million for the nine-month period ended September 30, 2016, compared to the same period in 2015. This increase was primarily driven by increases of $18.8 million in salaries and benefits, $1.2 million in bankcard expense, $1.1 million in services and supplies, $1.1 million in amortization of intangibles, $1.3 million in regulatory fees, and $1.0 million in furniture and equipment expense. The increase in salaries and benefits is driven by increases of $10.7 million in salary and wage expense, $5.1 million in bonus and commission expense, and $3.0 million in employee benefit expense. The increase in employee benefit expense was driven, in part, by a $0.9 million increase in the fair value of the Company’s deferred compensation plan. Additionally, there was an increase in other noninterest expense of $1.2 million, largely due to an increase of $2.4 million in fair value adjustments to contingent consideration liabilities incurred in 2015, offset by a decline in operational losses in the comparative periods.

Table 7

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$—	$49	$(49)	(>100.0)%
Provision for loan losses	—	—	—	—
Noninterest income	19,413	21,398	(1,985)	(9.3)
Noninterest expense	16,874	16,495	379	2.3

Income before taxes	2,539	4,952	(2,413)	(48.7)
Income tax expense	519	1,409	(890)	(63.2)

Net income	$2,020	$3,543	$(1,523)	(43.0)%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$—	$27	$(27)	(>100.0)%
Provision for loan losses	—	—	—	—
Noninterest income	56,965	74,182	(17,217)	(23.2)
Noninterest expense	52,993	52,799	194	0.4

Income before taxes	3,972	21,410	(17,438)	(81.4)
Income tax expense	899	5,899	(5,000)	(84.8)

Net income	$3,073	$15,511	$(12,438)	(80.2)%

For the nine months ended September 30, 2016, Institutional Investment Management net income decreased $12.4 million, or 80.2 percent, compared to the same period in 2015. Noninterest income decreased $17.2 million, or 23.2 percent, due to a $15.1 million decrease in advisory fees from the Scout Funds offset by an increase of $0.2 million in advisory fees from separately managed accounts, both of which are driven by changes in AUM. During the period of December 31, 2015 to September 30, 2016 total Scout AUM increased from $27.2 billion to $28.1 billion, while during the period of December 31, 2014 to September 30, 2015 Scout AUM decreased from $31.2 billion to $28.0 billion. Additionally, the mix of AUM has shifted between the two periods from 76.0 percent fixed income and 24.0 percent equity as of September 30, 2015 to 82.9 percent fixed income and 17.1 percent equity as of September 30, 2016. The increase in noninterest expense of $0.2 million, or 0.4 percent, as compared to the prior year was primarily driven by increases of $5.7 million in salaries and benefits expense driven by severance and increased incentives and increases in the fair value of the deferred compensation plan, and $1.1 million in fair value adjustments to contingent consideration liabilities incurred in 2015. These increases were offset by decreases of $4.5 million in fees paid by the advisor to third-party distributors of the Scout Funds, $1.6 million in technology, service and overhead expenses as compared to the prior year, and $0.5 million in marketing and business development expense.

Table 8

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$2,802	$1,422	$1,380	97.0%
Provision for loan losses	—	—	—	—
Noninterest income	22,081	22,493	(412)	(1.8)
Noninterest expense	20,073	19,515	558	2.9

Income before taxes	4,810	4,400	410	9.3
Income tax expense	1,038	1,234	(196)	(15.9)

Net income	$3,772	$3,166	$606	19.1%

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$8,020	$3,376	$4,644	>100%
Provision for loan losses	—	—	—	—
Noninterest income	66,865	68,978	(2,113)	(3.1)
Noninterest expense	60,983	60,860	123	0.2

Income before taxes	13,902	11,494	2,408	21.0
Income tax expense	3,348	3,124	224	7.2

Net income	$10,554	$8,370	$2,184	26.1%

For the nine months ended September 30, 2016, Asset Servicing net income increased $2.2 million, or 26.1 percent, to $10.6 million as compared to the same period in 2015. Net interest income increased $4.6 million compared to the same period last year. Noninterest income decreased $2.1 million, or 3.1 percent, largely due to decreased fund administration, fund transfer agency, and custody fees. As of September 30, 2016, assets under administration totaled $186.2 billion compared to $192.0 billion at September 30, 2015. For the nine months ended September 30, 2016, noninterest expense increased $0.1 million, or 0.2 percent, as compared to the same period last year, primarily due to an increase of $1.5 million in salary and benefits expense partially offset by a decrease of $2.0 million in technology, service and overhead expenses.

Balance Sheet Analysis

Total assets of the Company increased by $631.9 million, or 3.3 percent, as of September 30, 2016, compared to December 31, 2015, primarily due to an increase in loan balances of $862.7 million, or 9.1 percent, an increase in held-to-maturity (HTM) securities of $342.0 million, or 51.3 percent, offset by a decrease in available-for-sale (AFS) securities of $511.3 million, or 7.5 percent.

Total assets of the Company increased $1.1 billion as of September 30, 2016, or 6.1 percent, compared to September 30, 2015, primarily due to an increase in loan balances of $1.2 billion, or 13.8 percent, and an increase in HTM securities of $420.6 million, or 71.5 percent, which were partially offset by a decrease in AFS securities of $376.1 million, or 5.6 percent.

The overall increase in total assets from September 30, 2015 and December 31, 2015 to September 30, 2016 is related to an increase in federal funds purchased and securities sold under agreement to repurchase and deposits during those periods. Compared to December 31, 2015, total deposits increased by $285.5 million, or 1.9 percent, and federal funds purchased and securities sold under agreement to repurchase increased $203.1 million, or 11.2 percent, as of September 30, 2016. Federal funds purchased and securities sold under agreement to repurchase increased by $678.5 million, or 50.5 percent, and total deposits increased $316.7 million, or 2.1 percent, from September 30, 2015.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2016	2015	2015
Total assets	$19,726,146	$18,597,965	$19,094,245
Loans, net of unearned interest	10,305,374	9,047,139	9,431,350
Total investment securities	7,429,719	7,352,293	7,568,870
Interest-bearing due from banks	453,189	847,077	522,877
Total earning assets	18,342,769	17,267,241	17,615,581
Total deposits	15,378,249	15,061,559	15,092,752
Total borrowed funds	2,096,541	1,431,134	1,909,141

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that generate additional noninterest income for the Company.

Actual loan balances totaled $10.3 billion as of September 30, 2016, and increased $862.7 million, or 9.1 percent, compared to December 31, 2015 and increased $1.2 billion, or 13.8 percent, compared to September 30, 2015. Compared to December 31, 2015, commercial real estate loans increased $347.8 million, or 13.1 percent, construction real estate loans increased $266.1 million, or 63.9 percent, and commercial loans increased $232.8 million, or 5.5 percent. Compared to September 30, 2015, commercial real estate loans increased $518.7 million, or 20.8 percent, commercial loans increased $351.2 million, or 8.6 percent, and construction real estate loans increased $315.6 million, or 86.0 percent. The increase in total loans is driven by the Company’s focus on generating higher-yielding earning assets by shifting assets from the securities portfolio to the loan portfolio.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $7.4 billion as of September 30, 2016 and $7.6 billion as of December 31, 2015 and comprised 40.5 percent and 43.0 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 84.7 percent of the Company’s investment securities portfolio at September 30, 2016, compared to 89.9 percent at December 31, 2015. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio increased from 44.2 months at September 30, 2015 to 45.0 months at September 30, 2016. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $5.1 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2016. Of this amount, securities with a market value of $1.4 billion at September 30, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors. The HTM portfolio totaled $1.0 billion as of September 30, 2016, an increase of $342.0 million, or 51.3 percent, from December 31, 2015. The average life of the HTM portfolio was 10.3 years at September 30, 2016, compared to 9.8 years at December 31, 2015.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.08 percent for the nine months ended September 30, 2016, compared to 1.94 percent for the same period in 2015.

Deposits and Borrowed Funds

Deposits increased $285.5 million, or 1.9 percent, from December 31, 2015 to September 30, 2016 and increased $316.7 million, or 2.1 percent, from September 30, 2015 to September 30, 2016. Total interest-bearing deposits increased $584.1 million from December 31, 2015 offset by a decrease of $298.6 million in non-interest bearing deposits. Total interest-bearing deposits increased $566.3 million from September 30, 2015 offset by a decrease of $249.6 million in noninterest-bearing deposits.

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

Long-term debt totaled $75.4 million at September 30, 2016, compared to $86.1 million as of December 31, 2015, and $83.5 million as of September 30, 2015. As part of the Marquette acquisition, the Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of May 31, 2015 payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that had issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $66.7 million as of September 30, 2016. The interest rates on trust preferred securities issued by the trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, which reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreement to repurchase totaled $2.0 billion at September 30, 2016, $1.8 billion at December 31, 2015 and $1.3 billion at September 30, 2015. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.0 billion at September 30, 2016, a $130.9 million increase compared to December 31, 2015, and a $123.8 million increase compared to September 30, 2015.

The Company’s Board of Directors authorized, at its April 26, 2016 and April 28, 2015 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the nine months ended September 30, 2016 and 2015, the Company acquired 292,624 shares and 119,690 shares of its common stock under the 2016 and 2015 repurchase plans, respectively. The Company has not made any repurchase of its securities other than through these plans.

On October 25, 2016, the Board of Directors declared a $0.255 per share quarterly cash dividend payable on January 3, 2017, to shareholders of record at the close of business on December 9, 2016.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company’s borrowing capacity with the FHLB was $499.0 million as of September 30, 2016. The Company had no outstanding FHLB advances at FHLB of Des Moines as of September 30, 2016. Additionally, the Company owns $0.1 million of FHLB of San Francisco stock, acquired as part of the Marquette acquisition. The Company paid off $15.0 million of FHLB of San Francisco advances during the three-month period ended September 30, 2016 and had no outstanding advances at FHLB of San Francisco as of September 30, 2016.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. Effective January 1, 2015, the Company implemented the Basel III regulatory capital rules adopted by the FRB in July 2013. Basel III capital rules increase minimum requirements for both the quantity and quality of capital held by banking organizations. The rules include a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a minimum tier 1 risk-based capital ratio of 6 percent. A financial institution’s total capital is also required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of tier 1 core capital, and the remainder may be tier 2 supplementary capital. The Basel III regulatory capital rules include transitional periods for various components of the rules that require full compliance for the Company by January 1, 2019, including a capital conservation buffer requirement of 2.5 percent of risk-weighted assets for which the transitional period began on January 1, 2016.

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles. The Company’s capital position as of September 30, 2016 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RATIOS
Common equity tier 1 capital ratio	11.75%	12.39%	11.75%	12.39%
Tier 1 risk-based capital ratio	11.75	12.51	11.75	12.51
Total risk-based capital ratio	12.82	13.50	12.82	13.50
Leverage ratio	8.99	9.27	8.99	9.27
Return on average assets	0.85	0.49	0.79	0.66
Return on average equity	8.25	4.72	7.81	6.53
Average equity to assets	10.27	10.42	10.17	10.14

The Company’s per share data is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Share Data
Earnings basic	$0.86	$0.46	$2.37	$1.85
Earnings diluted	0.85	0.46	2.36	1.84
Cash dividends	0.245	0.235	0.735	0.705
Dividend payout ratio	28.49%	51.09%	31.01%	38.11%
Book value	$40.86	$38.56	$40.86	$38.56

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans, trading securities, trust preferred securities, and deposits. See further information in Note 11 “Derivatives and Hedging Activities” in the Notes to the Consolidated Financial Statements.

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

Table 11 shows the net interest income percentage increase or decrease over the next twelve and twenty-four month periods as of September 30, 2016 and 2015 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
(basis points)	September 30, 2016 Percentage change	September 30, 2015 Percentage change	September 30, 2016 Percentage change	September 30, 2015 Percentage change
300	3.7%	5.1%	9.7%	15.5%
200	2.3%	3.3%	6.3%	10.5%
100	0.8%	1.6%	2.9%	5.3%
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
(basis points)	September 30, 2016 Percentage change	September 30, 2015 Percentage change	September 30, 2016 Percentage change	September 30, 2015 Percentage change
300	10.0%	10.6%	14.4%	19.4%
200	6.5%	7.0%	9.5%	13.2%
100	2.9%	3.5%	4.5%	6.9%
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

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

Trading Account

The Company’s subsidiary, UMB Bank, n.a. (the Bank), carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $58.1 million as of September 30, 2016, $29.6 million as of December 31, 2015 and $23.7 million as of September 30, 2015.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $29.7 million to $79.6 million at September 30, 2016, compared to September 30, 2015, and increased $18.5 million, compared to December 31, 2015. This increase was primarily driven by the migration of two non-energy commercial credits during the third quarter of 2016.

The Company had $0.3 million and $2.6 million of other real estate owned as of September 30, 2016 and 2015, respectively, and $3.3 million of other real estate owned as of December 31, 2015. Loans past due more than 90 days totaled $2.7 million as of September 30, 2016, compared to $2.6 million at September 30, 2015 and $7.3 million as of December 31, 2015.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $54.4 million of restructured loans at September 30, 2016, $35.3 million at September 30, 2015, and $36.6 million at December 31, 2015.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,				December 31,
	2016		2015		2015
Nonaccrual loans	$50,711		$33,259		$45,589
Restructured loans on nonaccrual	28,909		16,696		15,563

Total nonperforming loans	79,620		49,955		61,152
Other real estate owned	290		2,586		3,307

Total nonperforming assets	$79,910		$52,541		$64,459

Loans past due 90 days or more	$2,678		$2,552		$7,324
Restructured loans accruing	25,464		18,591		21,029
Allowance for loan losses	90,404		78,030		81,143
Ratios
Nonperforming loans as a percent of loans	0.77%		0.55%		0.65%
Nonperforming assets as a percent of loans plus other real estate owned	0.78		0.58		0.68
Nonperforming assets as a percent of total assets	0.41		0.28		0.34
Loans past due 90 days or more as a percent of loans	0.03		0.03		0.08
Allowance for loan losses as a percent of loans	0.88		0.86		0.86
Allowance for loan losses as a multiple of nonperforming loans	1.14	x	1.56	x	1.33	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.3 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At September 30, 2016, $5.1 billion, or 81.5 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.9 billion, or 86.7 percent, at December 31, 2015. However of these amounts, securities with a market value of $1.4 billion at September 30, 2016 and $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2016 was $9.6 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below Prime on the date of an advance. The Company will also pay a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at September 30, 2016.

The Company is a member bank of the FHLB. The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. Additionally, the Company has access to borrow up to $499.0 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of September 30, 2016.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of internal control over financial reporting and compliance requirements, and unplanned interruptions in service. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of imposed rules resulting from the enactment of the Sarbanes-Oxley Act of 2002, as amended.

The Company operates in many markets and relies on the ability of its employees and systems to properly process a high number of transactions. In the event of a breakdown in the internal control systems, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management maintains a system of internal controls over financial reporting with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.

The Company maintains systems of controls that provide management with timely and accurate information about the Company’s operations. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. In certain cases, the Company has experienced losses from operational risk. Such losses have included the effects of operational errors that the Company has discovered and included as expense in the statement of income. While there can be no assurance that the Company will not suffer such losses in the future, management continually monitors and works to improve its internal control over financial reporting, systems and corporate-wide processes and procedures.

ITEM 4.	CONTROLS AND PROCEDURES

The Sarbanes-Oxley Act of 2002, as amended, requires the Chief Executive Officer and the Chief Financial Officer to make certain certifications with respect to this Form 10-Q and to the Company’s disclosure controls and procedures and internal control over financial reporting. The Company has a Code of Ethics that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of ethics.

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

Other than the changes described above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such control over financial reporting during the period covered by this Form 10-Q.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2016.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2016	4,546	55.77	4,546	1,983,274

August 1-August 31, 2016	5,214	56.77	5,214	1,978,060

September 1-September 30, 2016	990	59.39	990	1,977,070

Total	10,750	$56.59	10,750

On April 26, 2016, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 25, 2017. The Company has not made any repurchases during the three month period ended September 30, 2016 other than through this plan. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) The following exhibits are filed herewith:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2016).

10.1	Employment Offer Letter between the UMB Financial Corporation and Ram Shankar dated July 26, 2016 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2016).

10.2	UMB Relocation Assistance Agreement between UMB Bank, N.A and Ram Shankar dated July 26, 2016 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2016).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance filed herewith.

101.SCH	XBRL Taxonomy Extension Schema filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation filed herewith.

101.DEF	XBRL Taxonomy Extension Definition filed herewith.

101.LAB	XBRL Taxonomy Extension Labels filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Chief Accounting Officer

Date: November 1, 2016