Form 10-K
period 2016-12-31
UMB FINANCIAL CORP
filed 2017-02-23
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2016, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $2,358,273,647 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2017
Common Stock, $1.00 Par Value	49,810,244

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement on Schedule 14A (“Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 25, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

UMB Financial Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, the Company) is a diversified financial holding company that is headquartered in Kansas City, Missouri. The Company provides banking services, institutional investment management, and asset servicing to its customers in the United States and around the globe.

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

On a full-time equivalent basis at December 31, 2016, the Company and its subsidiaries employed 3,688 persons.

Business Segments

The Company’s products and services are grouped into three segments: Bank, Institutional Investment Management, and Asset Servicing.

These segments and their financial results are described in detail in (i) the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Business Segments, which can be found in Part II, Item 7, pages 34 through 37, of this report and (ii) Note 12, “Business Segment Reporting,” in the Notes to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 97 through 98 of this report.

Competition

The Company faces intense competition in each of its business segments and in all of the markets and geographic regions that the Company serves. Competition comes from both traditional and non-traditional financial-services providers, including banks, savings associations, finance companies, investment advisors, asset managers, mutual funds, private-equity firms, hedge funds, brokerage firms, mortgage-banking companies, credit-card companies, insurance companies, trust companies, securities processing companies, and credit unions. Recently, financial-technology (fintech) companies have been partnering more often with financial-services providers to compete with the Company for lending, payments, and other business. Many competitors may not be subject to the same kind or degree of supervision and regulation as the Company.

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

Successfully competing in the Company’s chosen markets and regions also depends on the Company’s ability to attract, retain, and motivate talented employees, to invest in technology and infrastructure, and to innovate, all the while effectively managing its expenses. The Company expects that competition will likely intensify in the future.

Government Monetary and Fiscal Policies

In addition to the impact of general economic conditions, the Company’s business, results of operations, financial condition, capital, liquidity, and prospects are significantly affected by government monetary and fiscal policies that are announced or implemented in the United States and abroad.

A sizeable influence is exerted, in particular, by the policies of the Board of Governors of the Federal Reserve System (the FRB), which influences monetary and credit conditions in the economy in pursuit of maximum employment, stable prices, and moderate long-term interest rates. Among the FRB’s policy tools are (1) open market operations (that is, purchases or sales of securities in the open market to adjust the supply of reserve balances in order to achieve targeted federal funds rates or to put pressure on longer-term interest rates in order to achieve more desirable levels of economic activity and job creation), (2) the discount rate charged on loans by the Federal Reserve Banks, (3) the level of reserves required to be held by depository institutions against specified deposit liabilities, (4) the interest paid or charged on balances maintained with the Federal Reserve Banks by depository institutions, including balances used to satisfy their reserve requirements, and (5) other deposit and loan facilities.

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

This section summarizes some pertinent provisions of the principal laws and regulations that apply to the Company. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and regulations and other laws and regulations that affect the Company.

Overview

The Company is a bank holding company under the BHCA and a financial holding company under the GLBA. As a result, the Company—including all of its businesses and operations in the United States and abroad—are subject to the regulation, supervision, and examination of the FRB and to restrictions on permissible activities. This scheme of regulation, supervision, and examination is intended primarily for the protection and benefit of depositors and other customers of the Bank, the Deposit Insurance Fund (the DIF) of the Federal Deposit Insurance Corporation (the FDIC), the banking and financial systems as a whole, and the broader economy, not for the protection or benefit of the Company’s shareholders or its non-deposit creditors.

Many of the Company’s subsidiaries are also subject to separate or related forms of regulation, supervision, and examination: for example, (1) the Bank by the Office of the Comptroller of the Currency (the OCC) under the National Banking Acts, the FDIC under the Federal Deposit Insurance Act (the FDIA) , and the Consumer Financial Protection Bureau (the CFPB) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act); (2) Scout, Scout Distributors, LLC, UMBFS, UMB Distribution Services, LLC, UMB Financial Services, Inc., and Prairie Capital Management, LLC by the Securities and Exchange Commission (the SEC) and State regulatory authorities under federal and State securities laws, and UMB Distribution Services, LLC and UMB Financial Services, Inc. by the Financial Industry Regulatory Authority (FINRA); and (3) UMB Insurance, Inc. by State regulatory authorities under applicable State insurance laws. These schemes, like those overseen by the FRB, are designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors.

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

As a bank holding company that has elected to become a financial holding company under the GLBA, the Company is also able—directly or indirectly through its subsidiaries—to engage in activities that are financial in nature, that are incidental to a financial activity, or that are complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Activities that are financial in nature include: (1) underwriting, dealing in, or making a market in securities, (2) providing financial, investment, or economic advisory services, (3) underwriting insurance, and (4) merchant banking.

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

Under amendments to the BHCA promulgated by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Dodd-Frank Act, the Company may acquire banks outside of its home State of Missouri, subject to specified limits and may establish new branches in other States to the same extent as banks chartered in those States. Under the BHCA, however, the Company must procure the prior approval of the FRB and possibly other government authorities to directly or indirectly acquire ownership or control of five percent or more of any class of voting securities of, or substantially all of the assets of, an unaffiliated bank, savings association, or bank holding company. In deciding whether to approve any acquisition or branch, the FRB, the OCC, and other government authorities will consider public or private interests that may not be aligned with those of the Company’s shareholders or non-deposit creditors. The FRB also has the power to require the Company to divest any depository institution that cannot maintain its “well capitalized” or “well managed” status.

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

Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates

The Company is a legal entity separate and distinct from the Bank, Scout, UMBFS, and its other subsidiaries but receives the vast majority of its revenue in the form of dividends from those subsidiaries. Without the approval of the OCC, however, dividends payable by the Bank in any calendar year may not exceed the lesser of (1) the current year’s net income combined with the retained net income of the two preceding years and (2) undivided profits. In addition, under the Basel III capital-adequacy standards described below under the heading “Capital-Adequacy Standards,” the Bank is currently required to maintain a capital conservation buffer in excess of its minimum risk-based capital ratios and will be restricted in declaring and paying dividends whenever the buffer is breached. The authorities and powers of the FRB, the OCC, and other government authorities to prevent any unsafe or unsound practice also could be employed to further limit the dividends that the Bank or the Company’s other subsidiaries may declare and pay to the Company.

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

A number of laws, principally Sections 23A and 23B of the Federal Reserve Act, and the FRB’s Regulation W, also exist to prevent the Company and its nonbank subsidiaries from taking improper advantage of the benefits afforded to the Bank as a depository institution, including its access to federal deposit insurance and the discount window. These laws generally require the Bank and its subsidiaries to deal with the Company and its nonbank subsidiaries only on market terms and, in addition, impose restrictions on the Bank and its subsidiaries in directly or indirectly extending credit to or engaging in other covered transactions with the Company or its nonbank subsidiaries. The Dodd-Frank Act extended the restrictions to derivatives and securities lending transactions and expanded the restrictions for transactions involving hedge funds or private-equity funds that are owned or sponsored by the Company or its nonbank subsidiaries.

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

The capital ratios for the Company and the Bank as of December 31, 2016, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk- Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	9.09	11.80	11.80	12.87
UMB Bank, n.a.	8.24	10.73	10.73	11.36

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2016, the Bank was well capitalized under the PCA framework.

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

Deposit Insurance and Related Matters

The deposits of the Bank are insured by the FDIC in the standard insurance amount of $250 thousand per depositor for each account ownership category. This insurance is funded through assessments on the Bank and other insured depository institutions. Under the Dodd-Frank Act, each institution’s assessment base is determined based on its average consolidated total assets less average tangible equity and there is a scorecard method for calculating assessments that combines CAMELS ratings and specified forward-looking financial measures to determine each institution’s risk to the DIF. The Dodd-Frank Act also requires the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated assets of less than $10 billion. The result of this revised approach to deposit-insurance assessments is generally an increase in costs, on an absolute or relative basis, for institutions with consolidated assets of $10 billion or more.

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

Statistical Disclosure

The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Part II, Items 6, 7, and 7A, pages 21 through 58, of this report.

Executive Officers of the Registrant. The following are the executive officers of the Company, each of whom is appointed annually, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which such person was elected as an executive officer.

Name	Age	Position with Registrant
Anthony J. Fischer	58	Mr. Fischer was named the President of UMB Fund Services, Inc. in July 2014. Prior to that, he served UMB Fund Services Inc. as an Executive Vice President in charge of Business Development from March 2013 until June 2014 and as a Senior Vice President in Business Development from February 2008 through February 2013.

Michael D. Hagedorn	50	Mr. Hagedorn has served as Vice Chairman of the Company since October 2009 and was named President and Chief Executive Officer of the Bank in January 2014. Between March 2005 and January 2014, and then again from October 2015 until August 2016 on an interim basis, he served as Chief Financial Officer of the Company. In addition from October 2009 to January 2014, he served as Chief Administrative Officer of the Company. He previously served as Senior Vice President and Chief Financial Officer of Wells Fargo, Midwest Banking Group, from April 2001 to March 2005.

Name	Age	Position with Registrant
Andrew J. Iseman	52	Mr. Iseman joined Scout as Chief Executive Officer in August 2010. From February 2009 to June 2010, he served as Chief Operating Officer of RK Capital Management. He was previously employed by Janus Capital Group from January 2003 to April 2008, most recently serving as its Executive Vice President from January 2008 to April 2008 and also as its Chief Operating Officer from May 2007 to April 2008.

Shannon A. Johnson	37	Ms. Johnson has served as Executive Vice President and Chief Human Resources Officer of the Company since April of 2015. Ms. Johnson’s previous positions with the Company include Senior Vice President, Executive Director of Talent Management and Development, and Senior Vice President, Director of Talent Management. Ms. Johnson held these positions from May 2011 to April 2015, and December 2009 to May 2011, respectively.

J. Mariner Kemper	44	Mr. Kemper has served as the President of the Company since November 2015 and as the Chairman and Chief Executive Officer of the Company since May 2004. He served as the Chairman and Chief Executive Officer of the Bank between December 2012 and January 2014, and as the Chairman of UMB Bank Colorado, n.a. (a prior subsidiary of the Company) between 2000 and 2012. He was President of UMB Bank Colorado from 1997 to 2000. Mr. Kemper is the brother of Mr. Alexander C. Kemper, who currently serves on the Company’s Board of Directors.

Kevin M. Macke	44	Mr. Macke has served as Executive Vice President and Director of Operations for the Bank since November 2015. In addition, beginning in January 2014 and ending in December 2015, Mr. Macke served as the Chief Financial Officer of the Bank. Prior to this time, Mr. Macke held several other positions within the Company or the Bank, including Director of Strategic Technology Initiatives with the Bank from November 2010 to January 2014, and Director of Financial Planning and Analysis with the Company from August 2005 to November 2010.

Jennifer M. Payne	40	Ms. Payne was named as Executive Vice President and Chief Risk Officer of the Company in January 2016. Prior to this time, she served the Company as Director of Corporate Risk Services and Director of Corporate Audit Services, from May 2012 to December 2015, and August 2005 to May 2012, respectively.

Ram Shankar	44	Mr. Shankar was named as Executive Vice President and Chief Financial Officer of the Company effective August 2016. From September 2011 until his employment with the Company commenced, he worked at First Niagara Financial Group, most recently serving as managing director where he headed financial planning and analysis and investor relations. Prior to that, Shankar spent time at FBR Capital Markets as a senior research analyst and at M&T Bank Corporation in the financial planning measurement and corporate finance/mergers and acquisitions group.

Name	Age	Position with Registrant
John C. Pauls	52	Mr. Pauls has served as Executive Vice President and General Counsel of the Company and the Bank since June 2016. Mr. Pauls previously served as Senior Vice President and Legal Counsel and served as interim General Counsel beginning in April 2016 until he was appointed General Counsel in June 2016. He has been with UMB for over 22 years, having served as a top legal advisor for the Company and the Bank for over 15 years.

Christian R. Swett	57	Mr. Swett has served as Executive Vice President and Chief Credit Officer of the Company since January 2011. Prior to this, Mr. Swett was an Executive Vice President.

Thomas S. Terry	53	Mr. Terry has served as Executive Vice President and Chief Lending Officer of the Company since January 2011. Prior to this time, Mr. Terry served as Executive Vice President.

Brian J. Walker	45	Mr. Walker has served as Executive Vice President and Chief Accounting Officer of the Company since June 2007. He previously served as Chief Financial Officer of the Company from January 2014 to October 2015. From July 2004 to June 2007, he served as a Certified Public Accountant for KPMG LLP, where he worked primarily as an auditor for financial institutions.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.

ITEM 1A.	RISK FACTORS

Financial-services companies routinely encounter and address risks and uncertainties. In the following paragraphs, the Company describes some of the principal risks and uncertainties that could adversely affect its business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. These risks and uncertainties, however, are not the only ones faced by the Company. Other risks and uncertainties that are not presently known to the Company, that it has failed to identify, or that it currently considers immaterial may adversely affect the Company as well. Except where otherwise noted, the risk factors address risks and uncertainties that may affect the Company as well as its subsidiaries. These risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (which can be found in Part II, Item 7 of this report beginning on page 22) and the Notes to the Consolidated Financial Statements (which can be found in Part II, Item 8 of this report beginning on page 65).

The levels of, or changes in, interest rates could affect the Company’s business or performance. The Company’s business, results of operations, and financial condition are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market interest rates, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. The policies and regulations of the FRB, in particular, have a substantial impact on market interest rates. See “Government Monetary and Fiscal Policies” in Part I, Item 1 of this report beginning on page 4. The Company may be adversely affected by policies, regulations, or events that have the effect of altering the difference between long-term and short-term interest rates (commonly known as the yield curve), depressing the interest rates associated with its earning assets to levels near the rates associated with its interest expense, or changing the spreads among different interest-rate indices. The Company’s customers and counterparties also may be negatively impacted by the levels of, or changes in, interest rates, which could increase the risk of delinquency or default on obligations to the Company. The levels of, or changes in, interest rates, moreover, may have an adverse effect on the value of the Company’s investment portfolio, which includes long-term municipal bonds with fixed interest rates, and other financial instruments, the return on or demand for loans, the prepayment speed of loans (including, without limitation, the pace of pay-downs expected or forecasted for commercial real estate and construction loans), the cost or availability of deposits or other funding sources, or the purchase or sale of investment securities. In addition, a rapid change in interest rates could result in interest expense increasing faster than interest income because of differences in the maturities of the Company’s assets and liabilities. Further, if laws impacting taxation and interest rates materially change, or if new laws are enacted, certain of the Company’s services and products, including municipal bonds, may be subject to less favorable tax treatment or otherwise adversely impacted. The level of, and changes in, market interest rates—and, as a result, these risks and uncertainties—are beyond the Company’s control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while the highly accommodative monetary policy currently adopted by the FRB may benefit the Company to some degree by spurring economic activity among its customers, such a policy may ultimately cause the Company more harm by inhibiting its ability to grow or sustain net interest income. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A of this report beginning on page 51 for a discussion of how the Company monitors and manages interest-rate risk.

Weak or deteriorating economic conditions, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities. The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, its business or performance could be adversely affected. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products and other services in the Company’s investment-management, asset-servicing, insurance, brokerage, or related businesses. Increased delinquencies or defaults could result as well from the Company adopting—for strategic, competitive, or other reasons—more liberal origination or underwriting standards for extensions of credit or other dealings with its customers or counterparties. If delinquencies or defaults on the Company’s loans or investment securities increase, their value and the income derived from them could be adversely affected, and the Company could incur administrative and other costs in seeking a recovery on its claims and any collateral. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is determined to be other-than-temporary. In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for loan losses would reduce the Company’s income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management” in Part II, Item 7A of this report beginning on page 56 for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real-estate markets or associated environmental liabilities. At December 31, 2016, 42.2 percent of the Company’s aggregate loan portfolio—comprised of commercial real-estate loans (representing 30.0 percent of the aggregate loan portfolio), construction real-estate loans (representing 7.0 percent of the aggregate loan portfolio), and residential real-estate loans (representing 5.2 percent of the aggregate loan portfolio)—was primarily secured by interests in real estate predominantly located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well. Real-estate values in the markets where this collateral is located may be different from, and in some instances worse than, real-estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real-estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, substantial liability may arise for compliance and remediation costs, personal injury, or property damage.

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

To the extent that the Company continues to maintain a sizeable portfolio of available-for-sale investment securities, its income may be adversely affected and its reported equity more volatile. As of December 31, 2016, the Company’s securities portfolio totaled approximately $7.7 billion, which represented approximately 37.2 percent of its total assets. Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans. For the year-ended December 31, 2016, the weighted average yield of the Company’s securities portfolio was 2.1 percent as compared to 3.9 percent for its loan portfolio. Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted. Additionally, approximately $6.5 billion, or 84.1 percent, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity. As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

The trading volume in the Company’s common stock at times may be low, which could adversely affect liquidity and stock price. Although the Company’s common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in the stock may at times be low and, in relative terms, less than that of other financial-services companies. A public trading market that is deep, liquid, and orderly depends on the presence in the marketplace of a large number of willing buyers and sellers and narrow bid-ask spreads. These market features, in turn, depend on a number of factors, such as the individual decisions of investors and general economic and market conditions, over which the Company has no control. During any period of lower trading volume in the Company’s common stock, the share price could be more volatile, and the liquidity of the stock could suffer.

The Company operates in a highly regulated industry, and its business or performance could be adversely affected by the legal, regulatory and supervisory frameworks applicable to it, changes in those frameworks, and other legal and regulatory risks and uncertainties. The Company is subject to expansive legal and regulatory frameworks in the United States—at the federal, State, and local levels—and in the foreign jurisdictions where its business segments operate. In addition, the Company is subject to the direct supervision of government authorities charged with overseeing the kinds of financial activities conducted by its business segments. These legal, regulatory, and supervisory frameworks are often designed to protect public or private interests that differ from the interests of the Company’s shareholders or non-deposit creditors. See “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 4. In the wake of the recent global economic crisis, moreover, government scrutiny of all financial-services companies has been amplified, fundamental changes have been made to the banking, securities, and other laws that govern financial services (with the Dodd-Frank Act and Basel III being two of the more prominent examples), and a host of related business practices have been reexamined and reshaped. As a result, the Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. Risks also exist that government authorities could judge the Company’s business or other practices as unsafe, unsound, or otherwise unadvisable and bring formal or informal corrective or enforcement actions against it, including fines or other penalties and directives to change its products or other services. For practical or other reasons, the Company may not be able to effectively defend itself against these actions, and they in turn could give rise to litigation by private plaintiffs. Further, if the laws, rules, and regulations affecting the Company become materially more restrictive, including any changes that would negatively impact the tax treatment of the Company, or its products and services, the Company may be adversely impacted. All of these and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Regulatory or supervisory requirements, future growth, operating results, or strategic plans may prompt the Company to raise additional capital, but that capital may not be available at all or on favorable terms and, if raised, may be dilutive. The Company is subject to safety-and-soundness and capital-adequacy standards under applicable law and to the direct supervision of government authorities. See “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 4. If the Company is not or is at risk of not satisfying these standards or applicable supervisory requirements—whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, or otherwise—the Company may be required to raise capital or limit originations of certain types of commercial and mortgage loans. If the Company is required to limit originations of certain types of commercial and mortgage loans, it would thereby reduce the amount of credit available to borrowers and limit opportunities to earn interest income from the loan portfolio. The Company also may be compelled to raise capital if regulatory or supervisory requirements change. In addition, the Company may elect to raise capital for strategic reasons even when it is not required to do so. The Company’s ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of its control, and on the Company’s operating and financial performance. Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms. An inability to raise capital when needed or on favorable terms could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. If the Company is able to raise capital and does so by issuing common shares or convertible securities, the ownership interest of our existing shareholders could be diluted, and the market price of our common shares could decline.

The market price of the Company’s common stock could be adversely impacted by banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect. Banking and antitrust laws, including associated regulatory-approval requirements, impose significant restrictions on the acquisition of direct or indirect control over any bank holding company, including the Company. Acquisition of ten percent or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, including our bank.

In addition, a non-negotiated acquisition of control over the Company may be inhibited by provisions of the Company’s restated articles of incorporation and bylaws that have been adopted in conformance with applicable corporate law, such as the ability to issue shares of preferred stock and to determine the rights, terms, conditions and privileges of such preferred stock without shareholder approval. If any of these restrictions were to operate or be perceived as operating to hinder or deter a potential acquirer for the Company, the market price of the Company’s common stock could suffer.

The Company’s business relies on systems, employees, service providers, and counterparties, and failures or errors by any of them or other operational risks could adversely affect the Company. The Company engages in a variety of businesses in diverse markets and relies on systems, employees, service providers, and counterparties to properly oversee, administer, and process a high volume of transactions. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to its premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, inadequate integration of acquisitions, human error, and breakdowns in business continuity plans. Significant financial, business, reputational, regulatory, or other harm could come to the Company as a result of these or related risks and uncertainties. For example, the Company could be negatively impacted if financial, accounting, data-processing, or other systems were to fail or not fully perform their functions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. These same risks arise as well in connection with the systems and employees of the service providers and counterparties on whom the Company depends as well as their own third-party service providers and counterparties. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A of this report beginning on page 58 for a discussion of how the Company monitors and manages operational risk.

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

Service providers and counterparties also present a source of risk to the Company if their own security measures or other systems or infrastructure were to be breached or otherwise fail. Likewise, a cyber-attack or other security breach affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and adversely affect the Company or its service providers or counterparties. Many of these risks and uncertainties are beyond the Company’s control.

Even when an attempted cyber incident or other security breach is successfully avoided or thwarted, the Company may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, and may be exposed to reputational damage. If a breach were to occur, moreover, the Company could be exposed to contractual claims, regulatory actions, and litigation by private plaintiffs, and would additionally suffer reputational harm. Despite the Company’s efforts to safeguard the integrity of systems and controls and to manage third-party risk, the Company may not be able to anticipate or implement effective measures to prevent all security breaches or all risks to the sensitive, confidential, or proprietary information that it or its service providers or counterparties collect, store, or transmit.

The Company is heavily reliant on technology, and a failure or delay in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect the Company’s business or performance. Like most financial-services companies, the Company significantly depends on technology to deliver its products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Company invests in system upgrades, new solutions, and other technology initiatives. Many of these initiatives have a significant duration, are tied to critical systems, and require substantial internal and external resources. Although the Company takes steps to mitigate the risks and uncertainties associated with these initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Company also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. In addition, the Company relies upon the expertise and support of service providers to help implement, maintain and/or service certain of its core technology solutions. If the Company cannot effectively manage these service providers, the service parties fail to materially perform, or the Company was to falter in any of the other noted areas, its business or performance could be negatively impacted.

Negative publicity outside of the Company’s control, or its failure to successfully manage issues arising from its conduct or in connection with the financial-services industry generally, could damage the Company’s reputation and adversely affect its business or performance. The performance and value of the Company’s business could be negatively impacted by any reputational harm that it may suffer. This harm could arise from negative publicity outside of its control or its failure to adequately address issues arising from its conduct or in connection with the financial-services industry generally. Risks to the Company’s reputation could arise in any number of contexts—for example, continuing government responses to the recent global economic crisis, cyber incidents and other security breaches, mergers and acquisitions, lending or investment-management practices, actual or potential conflicts of interest, failures to prevent money laundering, and corporate governance.

The Company faces intense competition from other financial-services and financial-services technology companies, and competitive pressures could adversely affect the Company’s business or performance. The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures to intensify in the future—especially in light of legislative and regulatory initiatives arising out of the recent global economic crisis, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. Competition with financial-services technology companies, or technology companies partnering with financial-services companies, may be particularly intense, due to, among other things, differing regulatory environments. See “Competition” in Part I, Item 1 of this report beginning on page 3. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses.

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

Liquidity is essential to the Company and its business or performance could be adversely affected by constraints in, or increased costs for, funding. The Company defines liquidity as the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the availability or cost of that funding and thus on its liquidity. These include market disruptions, changes in its credit ratings or the sentiment of its investors, the state of the regulatory environment and monetary and fiscal policies, declines in the value of its investment securities, the loss of substantial deposit relationships, financial or systemic shocks, significant counterparty failures, and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A of this report beginning on page 57 for a discussion of how the Company monitors and manages liquidity risk.

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

The Company’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in the determination of the allowance for loan losses, the calculation of deferred tax assets, the evaluation of goodwill for potential impairments, or the determination of the fair value of assets or liabilities. Furthermore, accounting methods, assumptions and estimates are part of acquisition purchase accounting and the calculation of the fair value of assets and liabilities that have been purchased, including credit-impaired loans. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of this report beginning on page 48. If management’s judgments are later determined to have been inaccurate, the Company may experience unexpected losses that could be substantial.

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

Additionally, acquisitions involve numerous risks and uncertainties, including lower-than-expected performance or higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers or counterparties, and the potential loss of key employees. An acquisition also could be dilutive to the Company’s current shareholders if its common stock were issued to fully or partially pay or fund the purchase price. The Company, moreover, may not be successful in identifying acquisition candidates, integrating acquired companies or businesses, or realizing the expected value from acquisitions. There is significant competition for valuable acquisition targets, and the Company may not be able to acquire other companies or businesses on attractive terms or at all. There can be no assurance that the Company will pursue future acquisitions, and the Company’s ability to grow and successfully compete in its markets and regions may be impaired if it chooses not to pursue or is unable to successfully complete acquisitions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this report.

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

As of December 31, 2016, the Bank operated a total of 106 banking centers and three wealth management offices.

UMBFS leases 88,944 square feet at 235 West Galena Street in Milwaukee, Wisconsin, for its fund services operations headquarters. Additionally, UMBFS leases 37,300 square feet at 2225 Washington Boulevard in Ogden, Utah, and 6,302 square fee in 223 Wilmington West Chester Pike in Chadds Ford, Pennsylvania.

Additional information with respect to properties, premises and equipment is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Premises and Equipment,” in the Notes to the Consolidated Financial Statements in Item 8, pages 67 and 89 of this report.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Stock Market under the symbol “UMBF.” As of February 16, 2017, the Company had 2,430 shareholders of record. Information regarding the Company’s common stock for each quarterly period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2016	March 31	June 30	Sept 30	Dec 31
Dividend	$0.245	$0.245	$0.245	$0.255
Book value	39.38	40.44	40.86	39.51
Market price:
High	53.89	58.89	61.24	81.11
Low	39.55	48.49	50.60	58.71
Close	51.63	53.21	59.45	77.12

Per Share	Three Months Ended
2015	March 31	June 30	Sept 30	Dec 31
Dividend	$0.235	$0.235	$0.235	$0.245
Book value	36.76	37.68	38.56	38.34
Market price:
High	57.32	58.84	58.44	54.87
Low	47.26	49.41	47.03	45.14
Close	52.89	57.02	50.81	46.55

Information concerning restrictions on the ability of the Company to pay dividends and the Company’s subsidiaries to transfer funds to the Company is presented in Item 1, page 6 and Note 10, “Regulatory Requirements,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 92 and 93 of this report. Information concerning securities the Company issued under its equity compensation plans is contained in Item 12, pages 119 and 120 and in Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 94 through 97 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about share repurchase activity by the Company during the quarter ended December 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2016	655	$60.96	655	1,976,415
November 1 – November 30, 2016	23,842	70.12	23,842	1,952,573
December 1 – December 31, 2016	5,937	78.54	5,937	1,946,636

Total	30,434	$71.57	30,434

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

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 22 through 51, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

As of and for the years ended December 31,

	2016	2015	2014	2013	2012
EARNINGS
Interest income	$523,031	$430,681	$363,871	$348,341	$339,685
Interest expense	27,708	18,614	13,816	15,072	19,629
Net interest income	495,323	412,067	350,055	333,269	320,056
Provision for loan losses	32,500	15,500	17,000	17,500	17,500
Noninterest income	476,075	466,454	498,688	491,833	458,122
Noninterest expense	731,894	703,736	665,680	623,204	589,669
Net income	158,801	116,073	120,655	133,965	122,717

AVERAGE BALANCES
Assets	$19,592,685	$17,786,442	$15,998,893	$15,030,762	$13,389,192
Loans and loans held for sale	9,992,874	8,425,107	6,975,338	6,221,318	5,251,278
Total investment securities	7,665,012	7,330,246	7,053,837	7,034,542	6,528,523
Interest-bearing due from banks	410,163	664,752	843,134	663,818	547,817
Deposits	15,338,741	14,078,290	12,691,273	11,930,318	10,521,658
Long-term debt	81,905	58,571	6,059	4,748	5,879
Shareholders’ equity	1,983,749	1,805,856	1,599,765	1,337,107	1,258,284

YEAR-END BALANCES
Assets	$20,682,532	$19,094,245	$17,500,960	$16,911,852	$14,927,196
Loans and loans held for sale	10,545,662	9,431,350	7,466,418	6,521,869	5,690,626
Total investment securities	7,690,108	7,568,870	7,285,667	7,051,127	7,134,316
Interest-bearing due from banks	715,823	522,877	1,539,386	2,093,467	720,500
Deposits	16,570,614	15,092,752	13,616,859	13,640,766	11,653,365
Long-term debt	76,772	86,070	8,810	5,055	5,879
Shareholders’ equity	1,962,384	1,893,694	1,643,758	1,506,065	1,279,345

PER SHARE DATA
Earnings - basic	$3.25	$2.46	$2.69	$3.25	$3.07
Earnings - diluted	3.22	2.44	2.65	3.20	3.04
Cash dividends	0.99	0.95	0.91	0.87	0.83
Dividend payout ratio	30.46%	38.62%	33.83%	26.77%	27.04%
Book value	$39.51	$38.34	$36.10	$33.30	$31.71
Market price
High	81.11	58.84	68.27	65.44	52.61
Low	39.55	45.14	51.87	43.27	37.68
Close	77.12	46.55	56.89	64.28	43.82

Return on average assets	0.81%	0.65%	0.75%	0.89%	0.92%
Return on average equity	8.01	6.43	7.54	10.02	9.75
Average equity to average assets	10.12	10.15	10.00	8.90	9.40
Total risk-based capital ratio	12.87	12.80	14.04	14.43	11.92

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2016. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Results of Operations

Overview

The Company focuses on the following four core strategic objectives. Management believes these strategic objectives will guide its efforts to achieving its vision, to deliver the unparalleled customer experience, all the while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first strategic objective is a focus to continuously improve operating efficiencies. The Company has recently focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. During 2015, the Company identified a total of $32.9 million in annualized savings related to the elimination of employee positions and business process improvements. At December 31, 2016, all but $3 million of these savings had been recognized, which decelerated the growth rate of the Company’s operating expenses. The remainder of such savings is expected to be phased in throughout 2017. In addition, the Company has and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During 2016, total revenue increased 10.6 percent, while noninterest expense increased 4.0 percent. As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is a focus on net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During 2016, we made progress on this strategy, as illustrated by an increase in net interest income of $83.3 million, or 20.2 percent, from the previous year. The Company has continued to show increased net interest income in a historically low interest rate environment through the effects of increased volume and mix of average earning assets and a low cost of funds in its Consolidated Balance Sheets. In addition, on May 31, 2015 (the Acquisition Date), the Company acquired all of the outstanding common stock of Marquette Financial Companies (Marquette). Information related to the acquisition is set forth in Note 15, “Acquisitions,” in the Notes to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 101 through 103 of this report. The Marquette acquisition added earning assets with an acquired value of $1.2 billion to the Company’s Consolidated Balance Sheets. Average earning assets at December 31, 2016, increased $1.8 billion, or 10.7 percent from December 31, 2015. The funding for these assets was driven primarily by a 17.6 percent increase in average interest-bearing liabilities. Average loan balances increased $1.6 billion, or 18.6 percent compared to the same period in 2015. Net interest margin, on a tax-equivalent basis, increased 24 basis points compared to the same period in 2015.

The third strategic objective is to grow the Company’s revenue from noninterest sources. The Company has continued to emphasize its diverse operations throughout all economic cycles. This strategy has provided revenue diversity, helping to reduce the impact of sustained low interest rates and position the Company to benefit in periods of growth. During 2016, noninterest income increased $9.6 million, or 2.1 percent, to $476.1 million for the year ended December 31, 2016, compared to the same period in 2015. This change is discussed in greater detail below under Noninterest income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, institutional banking, and treasury management businesses. At December 31, 2016, noninterest income represented 49.0 percent of total revenues, compared to 53.1 percent at December 31, 2015.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on organic growth, new business development, and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At December 31, 2016, the Company had a total risk-based capital ratio of 12.87 percent and $2.0 billion in total shareholders’ equity, an increase of $68.7 million, or 3.6 percent, compared to total shareholders’ equity at December 31, 2015. The Company repurchased 323,058 shares of common stock at an average price of $50.66 per share during 2016 and paid $49.0 million in dividends, which represents a 6.6 percent increase compared to dividends paid during 2015.

Earnings Summary

The Company recorded consolidated net income of $158.8 million for the year-ended December 31, 2016. This represents a 36.8 percent increase over 2015. Net income for 2015 was $116.1 million, or a decrease of 3.8 percent compared to 2014. Basic earnings per share for the year ended December 31, 2016, were $3.25 per share compared to $2.46 per share in 2015, an increase of 32.1 percent. Basic earnings per share were $2.69 per share in 2014, or a decrease of 8.6 percent from 2014 to 2015. Fully diluted earnings per share increased 32.0 percent from 2015 to 2016, and decreased 7.9 percent from 2014 to 2015.

The Company’s net interest income increased to $495.3 million in 2016 compared to $412.1 million in 2015 and $350.1 million in 2014. In total, a favorable volume variance coupled with a favorable rate variance, resulted in an $83.3 million increase in net interest income in 2016, compared to 2015. See Table 2 on page 28. The favorable volume variance on earning assets was predominantly driven by the increase in average loan balances of $1.6 billion, or 18.6 percent, for 2016 compared to the same period in 2015. Net interest margin, on a tax-equivalent basis, increased to 2.88 percent for 2016, compared to 2.64 percent for the same period in 2015. The Marquette acquisition added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million at May 31, 2015. Marquette also added interest-bearing liabilities with an acquired value of $910.8 million primarily from interest-bearing deposits of $708.7 million at May 31, 2015. Despite the current low interest rate environment, the Company continues to see benefit from interest-free funds. The impact of this benefit increased one basis point compared to 2015 and is illustrated on Table 3 on page 29. The current economic environment has made it difficult to anticipate the future of the Company’s margins. The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 19 in Item 7A on page 52 for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2016.

The Company had an increase of $9.6 million, or 2.1 percent, in noninterest income in 2016, as compared to 2015, and a $32.2 million, or 6.5 percent, decrease in 2015, compared to 2014. The increase in 2016 is primarily attributable to unrealized equity gains on alternative investments, increase in bank-owned and company-owned life insurance income, and brokerage income, partially offset by lower trust and securities processing income. The change in noninterest income in 2016 from 2015, and 2015 from 2014 is illustrated on Table 6 on page 32.

Noninterest expense increased in 2016 by $28.2 million, or 4.0 percent, compared to 2015 and increased by $38.1 million, or 5.7 percent, in 2015 compared to 2014. The increase in 2016 is primarily driven by an increase of $26.3 million, or 6.5 percent, in salary and employee benefit expense. The increase in noninterest expense in 2016 from 2015, and 2015 from 2014 is illustrated on Table 7 on page 33.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income. Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2016, 2015 and 2014.

Net interest margin, presented in Table 1 on page 26, is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 3 analyzes net interest margin for the three years ended December 31, 2016, 2015 and 2014. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2014 through 2016 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2016			2015
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$9,992.9	$386.3	3.87%	$8,425.1	$308.3	3.66%
Securities:
Taxable	4,545.0	73.6	1.62	4,823.7	75.3	1.56
Tax-exempt (FTE)	3,077.6	88.3	2.87	2,473.8	67.3	2.72

Total securities	7,622.6	161.9	2.12	7,297.5	142.6	1.95
Federal funds sold and resell agreements	188.5	2.7	1.44	76.1	0.7	0.92
Interest-bearing	410.2	2.3	0.57	664.8	2.4	0.35
Other earning assets (FTE)	42.4	0.8	1.85	32.7	0.5	1.46

Total earning assets (FTE)	18,256.6	554.0	3.03	16,496.2	454.5	2.75
Allowance for loan losses	(85.2)			(77.9)
Cash and due from banks	394.7			496.4
Other assets	1,026.5			871.7

Total assets	$19,592.6			$17,786.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$8,267.6	$11.4	0.14%	$7,010.3	$7.9	0.11%
Time deposits under $250,000	601.4	3.3	0.55	700.9	3.9	0.56
Time deposits of $250,000 or more	563.7	3.2	0.57	439.4	2.5	0.57

Total interest bearing deposits	9,432.7	17.9	0.19	8,150.6	14.3	0.18
Short-term debt	3.8	—	—	1.9	—	—
Long-term debt	81.9	3.2	3.91	57.3	2.5	4.36
Federal funds purchased and repurchase agreements	2,005.6	6.6	0.33	1,590.8	1.8	0.11

Total interest bearing liabilities	11,524.0	27.7	0.24	9,800.6	18.6	0.19
Noninterest bearing demand deposits	5,906.0			5,927.6
Other	178.9			252.3

Total	17,608.9			15,980.5

Total shareholders’ equity	1,983.7			1,805.9

Total liabilities and shareholders’ equity	$19,592.6			$17,786.4

Net interest income (FTE)		$526.3			$435.9
Net interest spread (FTE)			2.79%			2.56%
Net interest margin (FTE)			2.88%			2.64%

(1)	Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a marginal tax rate of 35%. The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $31.0 million, $23.8 million, and $21.2 million in 2016, 2015, and 2014, respectively.
(2)	Loan fees are included in interest income. Such fees totaled $13.3 million, $11.4 million, and $9.9 million in 2016, 2015, and 2014, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2014
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$6,975.3	$245.3	3.52%
Securities:
Taxable	4,898.8	76.2	1.56
Tax-exempt (FTE)	2,122.8	60.4	2.84

Total securities	7,021.6	136.6	1.94
Federal funds sold and resell agreements	48.9	0.2	0.53
Interest-bearing	843.2	2.5	0.30
Other earning assets (FTE)	32.2	0.5	1.46

Total earning assets (FTE)	14,921.2	385.1	2.58
Allowance for loan losses	(76.5)
Cash and due from banks	435.3
Other assets	718.9

Total assets	$15,998.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing demand and savings deposits	$6,403.5	$6.2	0.10%
Time deposits under $250,000	549.6	3.0	0.55
Time deposits of $250,000 or more	541.6	3.0	0.55

Total interest bearing deposits	7,494.7	12.2	0.16
Short-term debt	—	—	—
Long-term debt	6.1	—	—
Federal funds purchased and repurchase agreements	1,535.0	1.6	0.11

Total interest bearing liabilities	9,035.8	13.8	0.15
Noninterest bearing demand deposits	5,196.5
Other	166.8

Total	14,399.1

Total shareholders’ equity	1,599.8

Total liabilities and shareholders’ equity	$15,998.9

Net interest income (FTE)		$371.3
Net interest spread (FTE)			2.43%
Net interest margin (FTE)			2.49%

Table 2

RATE-VOLUME ANALYSIS (in thousands)

This analysis attributes changes in net interest income either to changes in average balances or to changes in average interest rates for earning assets and interest-bearing liabilities. The change in net interest income that is due to both volume and interest rate has been allocated to volume and interest rate in proportion to the relationship of the absolute dollar amount of the change in each. All interest rates are presented on a tax-equivalent basis and give effect to tax-exempt interest income net of the disallowance of interest expense for federal income tax purposes, related to certain tax-free assets. The loan average balances and rates include nonaccrual loans.

Average Volume		Average Rate		2016 vs. 2015	Increase (Decrease)
2016	2015	2016	2015		Volume	Rate	Total
				Change in interest earned on:
$ 9,992,874	$8,425,107	3.87%	3.66%	Loans	$59,847	$18,102	$77,949
				Securities:
4,545,013	4,823,710	1.62	1.56	Taxable	(4,450)	2,683	(1,767)
3,077,562	2,473,811	2.87	2.72	Tax-exempt	11,330	2,588	13,918
188,572	76,108	1.44	0.92	Federal funds and resell agreements	1,453	558	2,011
410,163	664,752	0.57	0.35	Interest-bearing due from banks	(1,114)	1,099	(15)
42,437	32,725	1.85	1.46	Other	134	120	254

18,256,621	16,496,213	3.03	2.75	Total	67,200	25,150	92,350
				Change in interest incurred on:
9,432,720	8,150,588	0.19	0.18	Interest-bearing deposits	2,370	1,297	3,667
2,005,631	1,590,776	0.33	0.11	Federal funds and repurchase agreements	573	4,166	4,739
85,658	59,174	3.79	4.33	Trading securities	1,035	(347)	688

$11,524,009	$9,800,538	0.24%	0.19%	Total	3,978	5,116	9,094

				Net interest income	$63,222	$20,034	$83,256

Average Volume		Average Rate		2015 vs. 2014	Increase (Decrease)
2015	2014	2015	2014		Volume	Rate	Total
				Change in interest earned on:
$8,425,107	$6,975,338	3.66%	3.52%	Loans	$53,057	$9,990	$63,047
				Securities:
4,823,710	4,898,826	1.56	1.56	Taxable	(1,173)	296	(877)
2,473,811	2,122,822	2.72	2.84	Tax-exempt	7,565	(3,176)	4,389
76,108	48,869	0.92	0.53	Federal funds and resell agreements	249	189	438
664,752	843,134	0.35	0.30	Interest-bearing due from banks	(632)	463	(169)
32,725	32,189	1.46	1.46	Other	(14)	(4)	(18)

16,496,213	14,921,178	2.75	2.58	Total	59,052	7,758	66,810
				Change in interest incurred on:
8,150,588	7,494,744	0.18	0.16	Interest-bearing deposits	1,148	879	2,027
1,590,776	1,535,038	0.11	0.11	Federal funds and repurchase agreements	63	106	169
59,174	6,059	4.33	(0.69)	Trading securities	2,298	304	2,602

$9,800,538	$9,035,841	0.19%	0.15%	Total	3,509	1,289	4,798

				Net interest income	$55,543	$6,469	$62,012

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2016	2015	2014
Average earning assets	$18,256,621	$16,496,213	$14,921,178
Interest-bearing liabilities	11,524,009	9,800,538	9,035,841

Interest-free funds	$6,732,612	$6,695,675	$5,885,337

Free funds ratio (interest free funds to average earning assets)	36.88%	40.59%	39.44%

Tax-equivalent yield on earning assets	3.03%	2.75%	2.58%
Cost of interest-bearing liabilities	0.24	0.19	0.15

Net interest spread	2.79%	2.56%	2.43%
Benefit of interest-free funds	0.09	0.08	0.06

Net interest margin	2.88%	2.64%	2.49%

The Company experienced an increase in net interest income of $83.3 million, or 20.2 percent, for the year-ended December 31, 2016, compared to 2015. This follows an increase of $62.0 million, or 17.7 percent, for the year-ended December 31, 2015, compared to 2014. As noted above, the impact of the Marquette acquisition is included in these results. Average earning assets increased by $1.8 billion, or 10.7 percent, compared to the same period in 2015. Net interest margin, on a tax-equivalent basis, increased to 2.88 percent for 2016 compared to 2.64 percent in 2015. As illustrated in Table 2, the 2016 and 2015 increases are primarily due to the favorable volume variances in earning assets.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 40.2 percent, 41.8 percent and 41.4 percent of total outstanding deposits at December 31, 2016, 2015 and 2014, respectively. As illustrated in Table 3, the impact from these interest-free funds was nine basis points in 2016, compared to eight basis points in 2015 and six basis points in 2014.

The Company has experienced an increase in net interest income during the 2016 due to a volume variance of $63.0 million and a rate variance of $20.2 million. The Marquette acquisition also influenced these variances as 2016 was the first full year of Marquette’s earning assets being included in the Company’s Consolidated Balance Sheets. The average rate on earning assets during 2016 has increased by 28 basis points, while the average rate on interest-bearing liabilities increased by five basis points, resulting in a 23 basis point increase in spread. The volume of loans has increased from an average of $8.4 billion in 2015 to an average of $10.0 billion in 2016. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2017, approximately $1.1 billion of available for sale securities are expected to have principal repayments. This includes approximately $386 million which will have principal repayments during the first quarter of 2017. The available for sale investment portfolio had an average life of 54.3 months, 44.8 months, and 43.6 months as of December 31, 2016, 2015, and 2014, respectively.

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

	December 31,
Loan Category	2016	2015	2014	2013	2012
Commercial	$71,657	$63,847	$55,349	$48,886	$43,390
Real estate	10,569	8,220	10,725	15,342	15,506
Consumer	9,311	8,949	9,921	10,447	12,470
Leases	112	127	145	76	60

Total allowance	$91,649	$81,143	$76,140	$74,751	$71,426

Table 5 presents a five-year summary of the Company’s ALL. Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management” on page 56 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ALL methodology refer to Note 3, “Loans and Allowance for Loan Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ALL increased as a percentage of total loans to 0.87 percent as of December 31, 2016, compared to 0.86 percent as of December 31, 2015. Based on the factors above, provision for loan loss totaled $32.5 million for the year-ended December 31, 2016, which is an increase of $17.0 million, or 109.7 percent, compared to the same period in 2015. This provision for loan losses totaled $15.5 million and $17.0 million for the years-ended December 31, 2015 and 2014, respectively.

Table 5

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2016	2015	2014	2013	2012
Allowance-beginning of year	$81,143	$76,140	$74,751	$71,426	$72,017
Provision for loan losses	32,500	15,500	17,000	17,500	17,500
Charge-offs:
Commercial	(12,788)	(5,239)	(7,307)	(4,748)	(8,446)
Consumer
Credit card	(8,436)	(8,555)	(10,104)	(10,531)	(11,148)
Other	(843)	(1,103)	(1,323)	(1,600)	(1,530)
Real estate	(6,756)	(214)	(259)	(775)	(932)

Total charge-offs	(28,823)	(15,111)	(18,993)	(17,654)	(22,056)
Recoveries:
Commercial	3,596	1,824	848	867	1,136
Consumer
Credit card	1,730	1,802	1,803	1,720	1,766
Other	518	667	687	815	1,035
Real estate	985	321	44	77	28

Total recoveries	6,829	4,614	3,382	3,479	3,965

Net charge-offs	(21,994)	(10,497)	(15,611)	(14,175)	(18,091)

Allowance-end of year	$91,649	$81,143	$76,140	$74,751	$71,426

Average loans, net of unearned interest	$9,986,151	$8,423,997	$6,974,246	$6,217,240	$5,243,264
Loans at end of year, net of unearned interest	10,540,383	9,430,761	7,465,794	6,520,512	5,686,749
Allowance to loans at year-end	0.87%	0.86%	1.02%	1.15%	1.26%
Allowance as a multiple of net charge-offs	4.17	x	7.73	x	4.88	x	5.27	x	3.95	x
Net charge-offs to:
Provision for loan losses	67.67%	67.72%	91.83%	81.00%	103.38%
Average loans	0.22	0.12	0.22	0.23	0.35

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates. Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased in 2016 by $9.6 million, or 2.1 percent, compared to 2015 and decreased in 2015 by $32.2 million, or 6.5 percent, compared to 2014. The increase in 2016 is primarily attributable to higher unrealized equity gains on alternative investments, increases in bank-owned and company-owned life insurance income, and brokerage income, offset by lower trust and securities processing income. The decrease in 2015, compared to 2014, is primarily attributable to lower trust and securities processing income and unrealized equity losses on alternative investments, which was partially offset by an increase in gains on securities available for sale.

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

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2016	2015	2014	16-15	15-14	16-15	15-14
Trust and securities processing	$239,879	$262,056	$288,054	$(22,177)	$(25,998)	(8.5)%	(9.0)%
Trading and investment banking	21,422	20,218	19,398	1,204	820	6.0	4.2
Service charges on deposit accounts	86,662	86,460	85,299	202	1,161	0.2	1.4
Insurance fees and commissions	4,188	2,530	3,011	1,658	(481)	65.5	(16.0)
Brokerage fees	17,833	11,753	10,761	6,080	992	51.7	9.2
Bankcard fees	68,749	69,211	67,250	(462)	1,961	(0.7)	2.9
Gains on sales of securities available for sale, net	8,509	10,402	4,127	(1,893)	6,275	(18.2)	>100.0
Equity earnings (losses) on alternative investments	2,695	(12,188)	3,975	14,883	(16,163)	>100.0	(>100.0)
Other	26,138	16,012	16,813	10,126	(801)	63.2	(4.8)

Total noninterest income	$476,075	$466,454	$498,688	$9,621	$(32,234)	2.1%	(6.5)%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2016 compared to 2015, and in 2015 compared to 2014.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and mutual fund assets servicing. This income category decreased by $22.2 million, or 8.5 percent in 2016, compared to 2015, and decreased by $26.0 million, or 9.0 percent in 2015, compared to 2014. The Company increased fee income from institutional and personal investment management services by $1.8 million in 2016, compared to 2015, and $5.3 million in 2015, compared to 2014. Increases of $1.4 million and $2.4 million were attributable to Marquette in 2016 and 2015, respectively. Fund administration and custody services fee income decreased by $2.8 million in 2016, compared to 2015, and increased by $2.9 million in 2015, compared to 2014. Advisory fee income from the Scout funds decreased $22.9 million to $33.1 million in 2016 compared to 2015 and decreased $35.6 million in 2015 compared to 2014 due to changes in the underlying assets under management. During the period of December 31, 2015 to December 31, 2016 total Scout AUM increased from $27.2 billion to $27.3 billion, while during the period of December 31, 2014 to December 31, 2015 Scout AUM decreased from $31.2 billion to $27.2 billion. Additionally, the mix of AUM has shifted between the two periods from 78.5 percent fixed income and 21.5 percent equity as of December 31, 2015 to 82.8 percent fixed income and 17.2 percent equity as of December 31, 2016.

Brokerage fees increased $6.1 million, or 51.7 percent, in 2016 compared to 2015 primarily due to an increase in 12b-1 income driven by an increase in interest rates.

Gains on sales of securities available for sale decreased $1.9 million in 2016 compared to 2015 and increased by $6.3 million in 2015 compared to 2014. The Company’s goal in the management of its available-for-sale securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. This can result in differences from period to period in the amount of realized gains.

Equity earnings on alternative investments increased $14.9 million to an unrealized gain position in 2016 compared to a loss position in 2015 and decreased $16.2 million in 2015 compared to 2014, primarily due to changes in the valuation of the underlying PCM fund investments.

Noninterest Expense

Noninterest expense increased in 2016 by $28.2 million, or 4.0 percent, compared to 2015 and increased in 2015 by $38.1 million, or 5.7 percent, compared to 2014. The main drivers of this increase from 2015 to 2016 were salaries and employee benefits expense, other noninterest expense, and equipment expense. The main drivers of this increase from 2014 to 2015 were salaries and employee benefits expense, equipment expense, and legal and professional expense. Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2016	2015	2014	16-15	15-14	16-15	15-14
Salaries and employee benefits	$432,754	$406,472	$358,569	$26,282	$47,903	6.5%	13.4%
Occupancy, net	44,926	43,861	40,197	1,065	3,664	2.4	9.1
Equipment	67,271	63,533	53,609	3,738	9,924	5.9	18.5
Supplies and services	19,080	18,579	20,411	501	(1,832)	2.7	(9.0)
Marketing and business development	22,342	23,730	24,148	(1,388)	(418)	(5.8)	(1.7)
Processing fees	45,235	51,328	56,049	(6,093)	(4,721)	(11.9)	(8.4)
Legal and consulting	21,242	26,390	20,407	(5,148)	5,983	(19.5)	29.3
Bankcard	20,757	20,288	19,594	469	694	2.3	3.5
Amortization of other intangible assets	12,291	12,090	12,193	201	(103)	1.7	(0.8)
Regulatory fees	14,178	12,125	10,445	2,053	1,680	16.9	16.1
Contingency reserve	—	—	20,272	—	(20,272)	—	(100.0)
Other	31,818	25,340	29,786	6,478	(4,446)	25.6	(14.9)

Total noninterest expense	$731,894	$703,736	$665,680	$28,158	$38,056	4.0%	5.7%

Salaries and employee benefits expense increased $26.3 million, or 6.5 percent, in 2016 and $47.9 million, or 13.4 percent, in 2015. The increase in both 2016 and 2015 is primarily due to higher employee base salaries, higher commissions and bonuses, and higher cost of benefits. The Marquette acquisition contributed $8.2 million of increased salary and employee benefits expense in 2016 since it was the first full year of salary and benefits expense after the Marquette acquisition. From 2015 to 2016, base salaries increased by $9.1 million, or 3.6 percent, commissions and bonuses increased by $11.4 million, or 12.8 percent, and employee benefits increased by $5.8 million, or 9.1 percent. Included within commission and bonuses expense in 2016 and 2015 is acquisition related severance expense of $0.9 million and $2.4 million, respectively, non-acquisition related expense of $4.2 million and $4.6 million, respectively.

Equipment expense increased $3.7 million, or 5.9 percent and $9.9 million, or 18.5 percent in 2016 and 2015, respectively. This increase is driven by increased computer hardware and software expenses for investments for regulatory requirements, cyber security and the ongoing modernization of our core systems in both years.

Legal and consulting expense decreased $5.1 million, or 19.5 percent, in 2016 and increased $6.0 million, or 29.3 percent in 2015. This decrease in 2016 and increase in 2015 were driven by $4.8 million in legal and consulting expense related expense related to the Marquette acquisition recognized in 2015.

Processing fees expense decreased $6.1 million, or 11.9 percent, and $4.7 million, or 8.4 percent in 2016 and 2015, respectively. This reduction is primarily driven by decreased fees paid by the advisor to distributors of the Scout Funds.

A contingency reserve of $20.3 million was recognized in the Company’s Consolidated Statements of Income in 2014 due to a settlement agreement entered into on June 30, 2014, to resolve objections to its calculation of the earn-out amount owed to the sellers of PCM and a related incentive bonus calculation for the employees of PCM. Fair value adjustments subsequent to the settlement date were included in Other noninterest expense.

Other noninterest expense increased $6.5 million, or 25.6 percent and decreased $4.4 million, or 14.9 percent, in 2016 and 2015, respectively. The increase in 2016 was primarily driven by an increase of $3.1 million in fair value adjustments to the contingent consideration liabilities on acquisitions and $2.7 million of expense related to the buy-out and termination of certain marketing and referral agreements in the Company’s institutional investment management business. The decrease in 2015 was primarily driven by fair value adjustments to the contingent consideration liabilities on acquisitions.

Total acquisition related expenses recognized in noninterest expense during 2016 totaled $5.0 million, and in 2015 totaled $9.8 million.

Income Taxes

Income tax expense totaled $48.2 million, $43.2 million and $45.4 million in 2016, 2015 and 2014, respectively. These amounts equate to effective rates of 23.3 percent, 27.1 percent and 27.3 percent for 2016, 2015 and 2014, respectively. The decrease from 2015 to 2016 is primarily attributable to an increase in federal tax credits and a larger portion of income earned from excludable life insurance policy gains. The decrease in the effective tax rate from 2014 to 2015 results from changes in the portion of income earned from tax-exempt municipal securities. Due to the early adoption of ASU No. 2016-09, all excess tax benefits related to share-based awards were recognized in income tax expense for the year ended December 31, 2016.

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

Table 8

Bank Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$484,716	$406,884	$77,832	19.1%
Provision for loan losses	32,500	15,500	17,000	>100.0
Noninterest income	311,309	279,897	31,412	11.2
Noninterest expense	577,683	552,514	25,169	4.6

Income before taxes	185,842	118,767	67,075	56.5
Income tax expense	43,039	32,208	10,831	33.6

Net income	$142,803	$86,559	$56,244	65.0%

Bank net income increased by $56.2 million, or 65.0 percent, to $142.8 million for the year ended December 31, 2016, compared to the same period in 2015. Net interest income increased $77.8 million, or 19.1 percent, for the year ended December 31, 2016, compared to the same period in 2015, primarily driven by strong loan growth, a change in the Company’s earning asset mix, higher loan yields, and the acquisition of Marquette. As of the Acquisition Date, Marquette added earning assets with an acquired value of $1.2 billion primarily from loan balances with an acquired value of $980.4 million. Provision for loan losses increased by $17.0 million to adjust the related ALL to the appropriate level based on the inherent risk in the loan portfolio for this segment.

Noninterest income increased $31.4 million, or 11.2 percent, over the same period in 2015 primarily driven by the following increases: unrealized gains on PCM equity method investments of $14.9 million, brokerage and mutual fund income of $6.1 million driven by an increase in 12b-1 fees, bank-owned and company-owned life insurance income of $4.1 million, healthcare deposit service charges of $3.5 million, trust and securities processing income of $2.8 million, insurance and annuities income of $1.7 million, and miscellaneous noninterest income of $1.6 million due to increased gains on the sale of other assets in the current year. These increases were partially offset by decreases of $1.9 million in gains on securities available for sale and $1.0 million in commercial and consumer deposit service charges.

Noninterest expense increased $25.2 million, or 4.6 percent, to $577.7 million for the year ended December 31, 2016, compared to the same period in 2015. This increase was primarily driven by increases of $19.7 million in salaries and benefits, $1.7 million in regulatory fees, $1.6 million in software and equipment expense, $1.6 million in services and supplies, and $1.0 million in amortization of intangibles. The increase in salaries and benefits is driven by increases of $11.3 million in salary and wage expense, $6.8 million of which is related to the acquisition of Marquette, $5.4 million in bonus and commission expense, of which Marquette represented a decrease of $0.4 million, and $3.0 million in employee benefit expense, of which $1.8 million is related to Marquette. The increase in employee benefit expense was driven, in part, by a $1.6 million increase in the fair value of the Company’s deferred compensation plan. Additionally, there was an increase in other noninterest expense of $2.9 million, largely due to an increase of $2.5 million in fair value adjustments to contingent consideration liabilities incurred in 2015, each being partially offset by a decline in operational losses in the comparative periods. These increases were partially offset by a decrease of $1.8 million in legal and professional fees expense due to decreased acquisition costs related to Marquette in 2016 as compared to the prior period.

Table 9

Institutional Investment Management Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$—	$—	$—	—%
Provision for loan losses	—	—	—	—
Noninterest income	75,822	95,064	(19,242)	(20.2)
Noninterest expense	73,442	71,498	1,944	2.7

Income before taxes	2,380	23,566	(21,186)	(89.9)
Income tax expense	798	6,469	(5,671)	(87.7)

Net income	$1,582	$17,097	$(15,515)	(90.7)%

For the year ended December 31, 2016, Institutional Investment Management net income decreased $15.5 million, or 90.7 percent, compared to the same period in 2015. Noninterest income decreased $19.2 million, or 20.2 percent, due to a $22.2 million decrease in advisory fees from the Scout Funds which was partially offset by an increase of $0.6 million in advisory fees from separately managed accounts, both of which are driven by changes in AUM. During the period of December 31, 2015 to December 31, 2016 total Scout AUM increased from $27.2 billion to $27.3 billion, while during the period of December 31, 2014 to December 31, 2015 Scout AUM decreased from $31.2 billion to $27.2 billion. Additionally, the mix of AUM has shifted between the two periods from 78.5 percent fixed income and 21.5 percent equity as of December 31, 2015 to 82.8 percent fixed income and 17.2 percent equity as of December 31, 2016. The increase in noninterest expense of $1.9 million, or 2.7 percent, as compared to the prior year was primarily driven by an increase of $7.3 million in salaries and benefits expense driven by severance and increased incentives and increases in the fair value of the deferred compensation plan. Additionally, other noninterest expense increased $3.3 million in 2016 due to a $2.7 million buy-out and termination of certain marketing and referral agreements and $0.6 million in fair value adjustments to contingent consideration liabilities incurred in 2015. These increases were offset by decreases of $6.0 million in fees paid by the advisor to third-party distributors of the Scout Funds, $1.3 million in technology, service and overhead expenses as compared to the prior year, and $0.8 million in marketing and business development expense. Noninterest expense included $4.5 million and $5.8 million of services and overhead allocations in 2016 and 2015, respectively.

Table 10

Asset Servicing Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015	16-15	16-15
Net interest income	$10,607	$5,183	$5,424	>100.0%
Provision for loan losses	—	—	—	—
Noninterest income	88,944	91,493	(2,549)	(2.8)
Noninterest expense	80,769	79,724	1,045	1.3

Income before taxes	18,782	16,952	1,830	10.8
Income tax expense	4,366	4,535	(169)	(3.7)

Net income	$14,416	$12,417	$1,999	16.1%

For the year ended December 31, 2016, Asset Servicing net income increased $2.0 million, or 16.1 percent, to $14.4 million as compared to the same period in 2015. Net interest income increased $5.4 million compared to the same period last year due to an increase in deposits coupled with an overall increase in deposit funds transfer credit. Noninterest income decreased $2.5 million, or 2.8 percent, largely due to decreased fund administration, fund transfer agency, and custody fees. As of December 31, 2016, assets under administration totaled $188.7 billion compared to $185.6 billion at December 31, 2015 and $198.3 billion at December 31, 2014. For the year ended December 31, 2016, noninterest expense increased $1.0 million, or 1.3 percent, as compared to the same period last year, primarily due to an increase of $2.2 million in salary and benefits expense, which was partially offset by decreases of $0.3 million in marketing and business development expense, $0.3 million in processing fees, and $0.3 million in legal and professional fees expense.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances held for investment increased by $1.1 billion, or 11.8 percent, in 2016. This increase was primarily driven by an increase of $503.2 million, or 18.9 percent, in commercial real estate loans, $325.2 million, or 78.1 percent, in construction real estate loans, and $205.1 million, or 4.9 percent, in commercial loans.

Table 11

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31,
	2016	2015	2014	2013	2012
Commercial	$4,410,806	$4,205,736	$3,814,009	$3,301,503	$2,873,694
Asset-based	225,878	219,244	—	—	—
Factoring	139,902	90,686	—	—	—
Commercial - credit card	146,735	125,361	115,709	103,270	104,320
Real estate - construction	741,804	416,568	256,006	152,875	78,486
Real estate - commercial	3,165,922	2,662,772	1,866,301	1,702,151	1,435,811
Leases	39,532	41,857	39,090	23,981	19,084

Total business-related	8,870,579	7,762,224	6,091,115	5,283,780	4,511,395

Real estate - residential	548,350	492,227	319,827	289,356	212,363
Real estate - HELOC	711,794	729,963	643,586	566,128	573,923
Consumer - credit card	270,098	291,570	310,296	318,336	334,518
Consumer - other	139,562	154,777	100,970	62,912	54,550

Total consumer-related	1,669,804	1,668,537	1,374,679	1,236,732	1,175,354

Loans before allowance and loans held for sale	10,540,383	9,430,761	7,465,794	6,520,512	5,686,749
Allowance for loan losses	(91,649)	(81,143)	(76,140)	(74,751)	(71,426)

Net loans	10,448,734	9,349,618	7,389,654	6,445,761	5,615,323
Loans held for sale	5,279	589	624	1,357	3,877

Net loans and loans held for sale	$10,454,013	$9,350,207	$7,390,278	$6,447,118	$5,619,200

	December 31,
	2016	2015	2014	2013	2012
As a % of total loans and loans held for sale
Commercial	41.84%	44.60%	51.08%	50.63%	50.49%
Asset-based	2.14	2.32	—	—	—
Factoring	1.33	0.96	—	—	—
Commercial - credit card	1.39	1.33	1.55	1.58	1.83
Real estate – construction	7.03	4.42	3.43	2.34	1.38
Real estate – commercial	30.02	28.23	25.00	26.10	25.23
Leases	0.37	0.44	0.52	0.37	0.34

Total business-related	84.12	82.30	81.58	81.02	79.27

Real estate - residential	5.20	5.22	4.28	4.44	3.73
Real estate - HELOC	6.75	7.74	8.62	8.68	10.09
Consumer - credit card	2.56	3.09	4.16	4.88	5.88
Consumer - other	1.32	1.64	1.35	0.96	0.96

Total consumer-related	15.83	17.69	18.41	18.96	20.66
Loans held for sale	0.05	0.01	0.01	0.02	0.07

Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Included in Table 11 is a five-year breakdown of loans by type. Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 84.1 percent and 82.3 percent of total loans and loans held for sale at the end of 2016 and 2015, respectively.

Commercial loans represent the largest percent of total loans. Commercial loans at December 31, 2016 have increased $205.1 million, or 4.9 percent, as compared to December 31, 2015, to 41.8 percent of total loans. Commercial loans represented 44.6 percent of total loans at December 31, 2015. Despite the Company increasing its capacity to lend through increased commitments during 2016, commercial line utilization has remained low.

As a percentage of total loans, commercial real estate and construction real estate loans now comprise 37.1 percent of total loans compared to 32.7 percent in 2015. Commercial real estate increased $503.2 million, or 18.9 percent, and construction real estate loans increased $325.2 million, or 78.1 percent, compared to 2015. Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent. Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

Asset based loans totaled $225.9 million and represented 2.1 percent of total loans as of December 31, 2016. Factoring loans totaled $139.9 million and represented 1.3 percent of total loans as of December 31, 2016.

Residential real estate increased $56.1 million, or 11.4 percent, and represented 5.2 percent of total loans. HELOC loans decreased $18.2 million, or 2.5 percent, and represent 6.8 percent of total loans.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A on page 56 of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments. Investment securities totaled $7.7 billion as of December 31, 2016 and $7.6 billion as of December 31, 2015 and comprised 40.1 percent and 43.0 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 84.1 percent of the Company’s investment securities portfolio at December 31, 2016, compared to 89.9 percent at year-end 2015. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio increased from 44.8 months at December 31, 2015 to 54.3 months at December 31, 2016 due to portfolio mix changes, a strategic decision to invest in longer-term securities, and rising interest rates driving down prepayment speeds on mortgage-backed securities. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $5.7 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2016. Of this amount, securities with a market value of $1.8 billion at December 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors. The HTM portfolio totaled $1.1 billion as of December 31, 2016, an increase of $448.8 million, or 67.3 percent, from December 31, 2015. The average life of the HTM portfolio was 89 months at December 31, 2016, compared to 81 months at December 31, 2015.

The securities portfolio generates the Company’s second largest component of interest income. The AFS and HTM securities portfolios achieved an average yield on a tax-equivalent basis of 2.1 percent for 2016, compared to 2.0 percent in 2015, and 1.9 percent in 2014. Securities available for sale had a net unrealized loss of $92.2 million at year-end, compared to a net unrealized loss of $5.9 million the preceding year. This market value change primarily reflects the impact of mid and longer-term market interest rate increases as of December 31, 2016, compared to December 31, 2015. These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) in shareholders’ equity, as an unrealized loss of $57.5 million at year-end 2016, compared to an unrealized loss of $3.7 million for 2015.The available-for-sale securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements on page 84 of this document). The unrealized losses in the Company’s investments in direct obligations of U.S. Treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Included in Tables 12 and 13 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 12

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2016	Amortized Cost	Fair Value
U.S. Treasury	$95,315	$93,826
U.S. Agencies	198,158	198,177
Mortgage-backed	3,773,090	3,711,699
State and political subdivisions	2,425,155	2,395,757
Corporates	66,997	66,875

Total	$6,558,715	$6,466,334

December 31, 2015	Amortized Cost	Fair Value
U.S. Treasury	$350,354	$349,779
U.S. Agencies	667,414	666,389
Mortgage-backed	3,598,115	3,572,446
State and political subdivisions	2,116,543	2,138,413
Corporates	80,585	79,922

Total	$6,813,011	$6,806,949

December 31, 2014	Amortized Cost	Fair Value
U.S. Treasury	$519,484	$519,460
U.S. Agencies	991,084	990,689
Mortgage-backed	3,276,009	3,277,604
State and political subdivisions	1,983,549	2,001,357
Corporates	124,096	122,826

Total	$6,894,222	$6,911,936

	U.S. Treasury	Securities	U.S. Agency	Securities
December 31, 2016	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$55,240	0.72%	$181,209	0.83%
Due after 1 year through 5 years	29,260	1.21	16,968	1.31
Due after 5 years through 10 years	9,326	1.48	—	—
Due after 10 years	—	—	—	—

Total	$93,826	0.95%	$198,177	0.87%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2016	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$21,906	3.00%	$221,261	1.99%
Due after 1 year through 5 years	2,853,678	2.01	1,035,482	2.46
Due after 5 years through 10 years	812,041	1.98	853,368	2.83
Due after 10 years	24,074	3.18	285,646	3.05

Total	$3,711,699	2.02%	$2,395,757	2.62%

	Corporates
December 31, 2016	Fair Value	Weighted Average Yield
Due in one year or less	$53,205	1.09%
Due after 1 year through 5 years	13,670	1.31
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$66,875	1.13%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2015	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$284,452	0.59%	$416,993	0.60%
Due after 1 year through 5 years	65,327	0.85	246,298	0.92
Due after 5 years through 10 years	—	—	3,098	—
Due after 10 years	—	—	—	—

Total	$349,779	0.64%	$666,389	0.72%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2015	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$43,570	3.30%	$296,543	1.69%
Due after 1 year through 5 years	3,130,350	2.02	894,275	2.46
Due after 5 years through 10 years	381,369	1.99	866,060	2.92
Due after 10 years	17,157	3.28	81,535	3.34

Total	$3,572,446	2.03%	$2,138,413	2.57%

	Corporates
December 31, 2015	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	79,922	1.11
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$79,922	1.11%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2014	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$82,990	0.29%	$182,699	0.63%
Due after 1 year through 5 years	431,492	0.67	807,990	0.72
Due after 5 years through 10 years	4,978	1.75	—	—
Due after 10 years	—	—	—	—

Total	$519,460	0.62%	$990,689	0.70%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2014	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$63,114	3.25%	$343,741	1.98%
Due after 1 year through 5 years	2,567,443	2.06	868,959	2.40
Due after 5 years through 10 years	626,017	2.10	677,431	3.05
Due after 10 years	21,030	3.32	111,226	3.26

Total	$3,277,604	2.09%	$2,001,357	2.58%

	Corporates
December 31, 2014	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	122,826	1.13
Due after 5 years through 10 years	—	—
Due after 10 years	—	—

Total	$122,826	1.13%

Table 13

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2016	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$6,077	$5,135	2.13%
Due after 1 year through 5 years	82,650	83,552	2.66
Due after 5 years through 10 years	341,741	347,574	2.21
Due over 10 years	685,464	669,766	2.59

Total	$1,115,932	$1,106,027	2.48%

December 31, 2015
Due in one year or less	$17,265	$17,893	2.27%
Due after 1 year through 5 years	77,237	80,047	2.28
Due after 5 years through 10 years	370,631	384,117	2.52
Due over 10 years	201,973	209,322	2.00

Total	$667,106	$691,379	2.33%

December 31, 2014
Due in one year or less	$15	$16	2.75%
Due after 1 year through 5 years	31,389	34,331	2.89
Due after 5 years through 10 years	165,062	180,531	2.68
Due over 10 years	81,588	89,234	2.92

Total	$278,054	$304,112	2.78%

FEDERAL RESERVE BANK STOCK AND OTHER SECURITIES (in thousands)

2016	Amortized Cost	Fair Value
FRB and FHLB stock	$33,262	$33,262
Other securities – marketable	4	9,952
Other securities – non-marketable	24,272	25,092

Total Federal Reserve Bank stock and other	$57,538	$68,306

2015
FRB and FHLB stock	$33,215	$33,215
Other securities – marketable	5	7,164
Other securities – non-marketable	23,855	24,819

Total Federal Reserve Bank stock and other	$57,075	$65,198

2014
FRB stock	$26,279	$26,279
Other securities – marketable	—	16,668
Other securities – non-marketable	21,669	25,527

Total Federal Reserve Bank stock and other	$47,948	$68,474

Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $10.0 million at December 31, 2016, compared to $7.2 million at December 31, 2015. The fair value of other non-marketable securities includes the alternative investment securities fair value of $2.0 million at December 31, 2016 and December 31, 2015.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net borrowed position was $418.9 million at December 31, 2016, and $50.9 million at December 31, 2015.

The Bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $224.8 million in 2016 and $197.0 million in 2015.

At December 31, 2016, the Company held securities purchased under agreements to resell of $323.4 million compared to $157.7 million at December 31, 2015. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels. These investments averaged $180.7 million in 2016 and $65.9 million in 2015.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2016 were $42.4 million, compared to $32.7 million in 2015, and were recorded at market value. As discussed in “Quantitative and Qualitative Disclosures About Market Risk — Trading Account” in Part II, Item 7A on page 55, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $715.8 million as of December 31, 2016 compared to $522.9 million as of December 31, 2015 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions. The amount due from the FRB totaled $641.9 million and $360.9 million at December 31, 2016 and 2015, respectively. The increase in the FRB balance from 2015 to 2016 is primarily due an increase in public fund and repurchase agreement balances. The interest-bearing accounts held at other financial institutions totaled $74.0 million and $162.0 million at December 31, 2016 and 2015, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing segments in order to attract and retain additional core deposits. Deposits totaled $16.6 billion at December 31, 2016 and $15.1 billion at December 31, 2015, an increase of $1.5 billion or 9.8 percent. Deposits averaged $15.3 billion in 2016, and $14.1 billion in 2015.

Noninterest-bearing demand deposits averaged $5.9 billion in 2016 and 2015. These deposits represented 38.5 percent of average deposits in 2016, compared to 42.1 percent in 2015. The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 14

MATURITIES OF TIME DEPOSITS OF $250,000 OR MORE (in thousands)

	December 31,
	2016	2015	2014
Maturing within 3 months	$295,395	$300,729	$448,122
After 3 months but within 6 months	111,043	26,250	50,374
After 6 months but within 12 months	47,664	55,988	46,054
After 12 months	68,030	100,945	82,532

Total	$522,132	$483,912	$627,082

Table 15

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2016	2015	2014
Amount
Noninterest-bearing demand	$5,906,021	$5,927,702	$5,196,529
Interest-bearing demand and savings	8,267,634	7,010,302	6,403,504
Time deposits under $250,000	601,383	700,916	549,690

Total core deposits	14,775,038	13,638,920	12,149,723
Time deposits of $250,000 or more	563,703	439,370	541,550

Total deposits	$15,338,741	$14,078,290	$12,691,273

As a % of total deposits
Noninterest-bearing demand	38.50%	42.11%	40.95%
Interest-bearing demand and savings	53.90	49.79	50.45
Time deposits under $250,000	3.92	4.98	4.33

Total core deposits	96.32	96.88	95.73
Time deposits of $250,000 or more	3.68	3.12	4.27

Total deposits	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $1.9 billion at December 31, 2016, and $1.8 billion at December 31, 2015. These agreements averaged $2.0 billion in 2016 and $1.6 billion in 2015. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had $805.9 million of HELOC and residential real estate loans pledged at the FHLB at December 31, 2016. In December 2016, the FHLB issued two letters of credit totaling $300.0 million on behalf of the Company to secure public fund deposits, both of which expired in January 2017. The letters of credit reduced the Company’s borrowing capacity with the FHLB to $505.9 million as of December 31, 2016. The Company had no outstanding advances at FHLB Des Moines as of December 31, 2016.

The Company acquired a relationship with the FHLB of San Francisco as part of the Marquette acquisition. The Company paid-off one $5.0 million advance with the FHLB of San Francisco when it matured in 2016, which reduced the Company’s short-term debt balance to zero. Additionally, during 2016, the Company pre-paid the remaining two advances with the FHLB of San Francisco totaling $10.0 million, which was the primary driver of the long-term debt balance decrease of $9.3 million from December 31, 2015 to December 31, 2016.

Table 16

SHORT-TERM BORROWINGS (in thousands)

	2016		2015		2014
At December 31:	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased	$419,843	0.50%	$66,855	0.19%	$42,048	0.06%
Repurchase agreements	1,437,094	0.45	1,751,207	0.30	1,983,084	0.19
Other	—	—	5,009	0.98	—	—

Total	$1,856,937	0.46%	$1,823,071	0.30%	$2,025,132	0.18%

Average for year:
Federal funds purchased	$439,062	0.60%	$48,318	0.28%	$41,269	0.07%
Repurchase agreements	1,566,569	0.30	1,542,459	0.11	1,493,769	0.11
Other	3,753	0.72	1,853	0.98	—	—

Total	$2,009,384	0.33%	$1,592,630	0.11%	$1,535,038	0.11%

Maximum month-end balance:
Federal funds purchased	$1,094,017		$269,379		$265,804
Repurchase agreements	1,815,830		1,907,468		1,983,084
Other	—		109,522		—

Long-term debt totaled $76.8 million at December 31, 2016. The majority of the Company’s long-term debt was assumed from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate fair value of $65.5 million as of May 31, 2015 and a carrying value of $67.3 million at December 31, 2016. The interest rate on the trust preferred securities issued by Marquette Capital Trust II was fixed at 6.30 percent per year until January 2016, and is currently a variable rate tied to the three-month London Interbank Offered Rate (LIBOR) rate plus 133 basis points. Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036. For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

Capital Resources and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which it believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher expenses for extended liability maturities. The Company manages capital for each subsidiary based upon the subsidiary’s respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity was $2.0 billion at December 31, 2016, compared to $1.9 billion at December 31, 2015, an increase of $68.7 million or 3.6 percent, compared to December 31, 2015.

The Company’s Board of Directors (the Board) authorized, at its April 26, 2016 and April 28, 2015 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve month periods following each of the meetings. During 2016 and 2015, the Company acquired 323,058 shares and 164,335 shares of its common stock, respectively. The Company has not made any repurchases other than through these plans.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company’s borrowing capacity with the FHLB was $505.9 million as of December 31, 2016. The Company had no outstanding FHLB advances at FHLB of Des Moines as of December 31, 2016.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets. The Company has implemented the Basel III regulatory capital rules adopted by the FRB. Basel III capital rules include a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a minimum tier 1 risk-based capital ratio of 6 percent. A financial institution’s total capital is also required to equal at least 8 percent of risk-weighted assets. At least half of that 8 percent must consist of tier 1 core capital, and the remainder may be tier 2 supplementary capital. The Basel III regulatory capital rules include transitional periods for various components of the rules that require full compliance for the Company by January 1, 2019, including a capital conservation buffer requirement of 2.5 percent of risk-weighted assets for which the transitional period began on January 1, 2016.

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles. The Company’s capital position as of December 31, 2016 is summarized in the table below and exceeded regulatory requirements.

For further discussion of capital and liquidity, see the “Quantitative and Qualitative Disclosures about Market Risk – Liquidity Risk” in Item 7A on pages 57 and 58 of this report.

Table 17

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2016, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
Risk-Weighted Assets	0%	20%	50%	100%	150%	Total
Loans held for sale	$—	$—	$5,279	$—	$—	$5,279
Loans and leases	17,693	59,899	819,464	9,393,753	249,574	10,540,383
Securities available for sale	878,833	5,593,302	19,583	66,997	—	6,558,715
Securities held to maturity	—	16,946	1,098,986	—	—	1,115,932
Federal funds and resell agreements	—	910	—	—	—	910
Trading securities	—	1,619	9,295	28,622	—	39,536
Cash and due from banks	774,010	363,930	—	—	—	1,137,940
All other assets	24,712	18,617	24,074	816,363	—	883,766

Category totals	$1,695,248	$6,055,223	$1,976,681	$10,305,735	$249,574	$20,282,461

Risk-weighted totals	—	1,211,044	988,341	10,305,735	374,361	12,879,481
Off-balance-sheet items (3)	—	32,304	93,880	2,110,187	49,206	2,285,577

Total risk-weighted assets	$—	$1,243,348	$1,082,221	$12,415,922	$423,567	$15,165,058

Regulatory Capital	Total
Shareholders’ equity	$1,962,384
Less adjustments (1)	(172,803)

Common equity Tier 1/Tier 1 capital	1,789,581
Additional Tier 2 capital (2)	161,497

Total capital	$1,951,078

Capital ratios	Company
Common Equity Tier 1 capital to risk-weighted assets	11.80%
Tier 1 capital to risk-weighted assets	11.80%
Total capital to risk-weighted assets	12.87%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	9.09%

(1)	Adjustments include a portion of goodwill and intangibles as well as unrealized gains/losses on available-for-sale securities.
(2)	Includes the Company’s ALLL (inclusive of the reserve for off-balance sheet arrangements) and trust preferred subordinated notes.
(3)	After credit conversion factor and risk weighting is applied.

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8 on pages 92 and 93.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 18 below, as well as Note 14, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 99 through 101 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 18

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2016, and includes principal payments only. The Company has no capital leases or long-term purchase obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fed funds purchased and repurchase agreements	$1,856,937	$1,856,937	$—	$—	$—
Long-term debt obligations	76,772	1,474	3,216	2,619	69,463
Operating lease obligations	77,595	11,338	20,165	15,108	30,984
Time deposits	1,135,721	836,787	231,567	51,407	15,960

Total	$3,147,025	$2,706,536	$254,948	$69,134	$116,407

	Maturities due by Period
Commitments, Contingencies and Guarantees	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments to extend credit for loans (excluding credit card loans)	$6,471,404	$2,867,019	$1,555,140	$929,535	$1,119,710
Commitments to extend credit under credit card loans	2,798,433	2,798,433	—	—	—
Commercial letters of credit	1,098	1,098	—	—	—
Standby letters of credit	376,617	275,051	69,953	31,538	75
Forward contracts	49,352	49,352	—	—	—
Spot foreign exchange contracts	3,725	3,725	—	—	—

Total	$9,700,629	$5,994,678	$1,625,093	$961,073	$1,119,785

As of December 31, 2016, our total liabilities for unrecognized tax benefits were $4.4 million. The Company cannot reasonably estimate the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that are available at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Company’s own financial data such as internally developed pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

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

Table 19 shows the net interest income percentage increase or decrease over the next twelve and twenty-four month periods as of December 31, 2016 and 2015 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 19

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
(basis points)	December 31, 2016 Percentage change	December 31, 2015 Percentage change	December 31, 2016 Percentage change	December 31, 2015 Percentage change
300	2.2%	5.3%	7.8%	14.2%
200	1.2	3.1	5.0	8.7
100	0.2	1.0	2.1	3.7
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
(basis points)	December 31, 2016 Percentage change	December 31, 2015 Percentage change	December 31, 2016 Percentage change	December 31, 2015 Percentage change
300	7.3%	12.7%	11.7%	18.8%
200	4.6	8.1	7.6	12.2
100	2.0	3.4	3.5	5.6
Static	—	—	—	—
(100)	N/A	N/A	N/A	N/A

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

Table 20

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2016 Earning assets
Loans	$5,687.9	$417.5	$654.8	$6,760.2	$2,900.9	$884.6	$10,545.7
Securities	512.7	332.9	439.1	1,284.7	3,107.5	3,258.4	7,650.6
Federal funds sold and resell agreements	324.3	—	—	324.3	—	—	324.3
Other	718.8	9.8	13.5	742.1	13.2	—	755.3

Total earning assets	$7,243.7	$760.2	$1,107.4	$9,111.3	$6,021.6	$4,143.0	$19,275.9

% of total earning assets	37.6%	4.0%	5.7%	47.3%	31.2%	21.5%	100.0%

Funding sources
Interest-bearing demand and savings	$1,536.9	$1,152.6	$2,305.3	$4,994.8	$309.0	$3,476.5	$8,780.3
Time deposits	431.2	220.1	185.4	836.7	283.0	16.0	1,135.7
Federal funds purchased and repurchase agreements	1,856.9	—	—	1,856.9	—	—	1,856.9
Borrowed funds	67.3	—	0.1	67.4	1.7	7.7	76.8
Noninterest-bearing sources	4,307.4	96.0	177.3	4,580.7	689.8	2,155.7	7,426.2

Total funding sources	$8,199.7	$1,468.7	$2,668.1	$12,336.5	$1,283.5	$5,655.9	$19,275.9

% of total earning assets	42.6%	7.6%	13.8%	64.0%	6.7%	29.3%	100.0%
Interest sensitivity gap	$(956.0)	$(708.5)	$(1,560.7)	$(3,225.2)	$4,738.1	$(1,512.9)
Cumulative gap	(956.0)	(1,664.5)	(3,225.2)	(3,225.2)	1,512.9	—
As a % of total earning assets	(5.0)%	(8.6)%	(16.7)%	(16.7)%	7.8%	—%
Ratio of earning assets to funding sources	0.88	0.52	0.42	0.74	4.69	0.73

Cumulative ratio of earning assets to funding sources
2016	0.88	0.83	0.74	0.74	1.11	1.00
2015	0.82	0.80	0.77	0.77	1.18	1.00

Table 21

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2016 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial	$2,789,791	$26,973	$152	$2,816,916
Asset-based	225,878	—	—	225,878
Factoring	139,902	—	—	139,902
Commercial – Credit Card	146,735	—	—	146,735
Real Estate – Construction	624,386	4,495	1,181	630,062
Real Estate – Commercial	765,683	153,834	2,996	922,513
Real Estate – Residential	29,082	79,601	32,310	140,993
Real Estate – HELOC	392,523	309,647	3	702,173
Consumer – Credit Card	268,849	1,082	—	269,931
Consumer – Other	66,954	623	—	67,577
Leases	39,532	—	—	39,532

Total variable rate loans	5,489,315	576,255	36,642	6,102,212
Fixed Rate
Commercial	510,351	957,434	126,105	1,593,890
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – Credit Card	—	—	—	—
Real Estate – Construction	39,809	46,982	24,951	111,742
Real Estate – Commercial	599,739	1,164,504	479,166	2,243,409
Real Estate – Residential	69,612	127,772	215,252	412,636
Real Estate – HELOC	5,860	2,641	1,120	9,621
Consumer – Credit Card	—	—	167	167
Consumer – Other	45,483	25,353	1,149	71,985
Leases	—	—	—	—

Total fixed rate loans	1,270,854	2,324,686	847,910	4,443,450

Total loans and loans held for sale	$6,760,169	$2,900,941	$884,552	$10,545,662

Trading Account

The Bank carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $39.5 million as of December 31, 2016, compared to $29.6 million as of December 31, 2015.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The discussion in Table 20 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $9.1 million to $70.3 million at December 31, 2016, compared to December 31, 2015. This increase was primarily driven by the migration of two non-energy commercial credits during the third quarter of 2016. There was an immaterial amount of interest recognized on nonperforming loans during 2016, 2015, and 2014.

The Company had $0.2 million and $3.3 million of other real estate owned as of December 31, 2016 and 2015, respectively. Loans past due more than 90 days totaled $3.4 million as of December 31, 2016, compared to $7.3 million as of December 31, 2015.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $52.5 million of restructured loans at December 31, 2016 and $36.6 million at December 31, 2015.

Table 22

LOAN QUALITY (in thousands)

	December 31,
	2016		2015		2014		2013		2012
Nonaccrual loans	$41,765		$45,589		$18,660		$19,305		$16,376
Restructured loans on nonaccrual	28,494		15,563		8,722		11,401		11,727

Total non-performing loans	70,259		61,152		27,382		30,706		28,103
Other real estate owned	194		3,307		394		1,288		3,524

Total non-performing assets	$70,453		$64,459		$27,776		$31,994		$31,627

Loans past due 90 days or more	$3,365		$7,324		$3,830		$3,218		$3,554
Restructured loans accruing	24,013		21,029		583		665		752
Allowance for loans losses	91,649		81,143		76,140		74,751		71,426
Ratios
Non-performing loans as a % of loans	0.67%		0.65%		0.37%		0.47%		0.49%
Non-performing assets as a % of loans plus other real estate owned	0.67		0.68		0.37		0.49		0.56
Non-performing assets as a % of total assets	0.34		0.34		0.16		0.19		0.21
Loans past due 90 days or more as a % of loans	0.03		0.08		0.05		0.05		0.06
Allowance for Loan Losses as a % of loans	0.87		0.86		1.02		1.15		1.26
Allowance for Loan Losses as a multiple of non-performing loans	1.30	x	1.33	x	2.78	x	2.43	x	2.54	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.5 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2016, $5.7 billion, or 88.6 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.9 billion, or 86.7 percent, at December 31, 2015. However of these amounts, securities with a market value of $1.8 billion at December 31, 2016 and $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2016 was $9.6 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $75.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance. The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at December 31, 2016.

The Company is a member bank of the FHLB. The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company has access to borrow up to $505.9 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of December 31, 2016.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. Included in the legal and regulatory issues with which the Company must comply are a number of rules resulting from the enactment of the Sarbanes-Oxley Act of 2002, as amended.

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

The Company maintains systems of internal controls that provide management with timely and accurate information about the Company’s operations. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. In certain cases, the Company has experienced losses from operational risk. Such losses have included the effects of operational errors that the Company has discovered and included as expense in the statement of income. While there can be no assurance that the Company will not suffer such losses in the future, management continually monitors and works to improve its internal controls, systems and corporate-wide processes and procedures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMB Financial Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UMB Financial Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of UMB Financial Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri

February 23, 2017

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Loans	$10,540,383	$9,430,761
Allowance for loan losses	(91,649)	(81,143)

Net loans	10,448,734	9,349,618
Loans held for sale	5,279	589
Securities:
Available for sale	6,466,334	6,806,949
Held to maturity (fair value of $1,106,027 and $691,379, respectively)	1,115,932	667,106
Trading securities	39,536	29,617
Other securities	68,306	65,198

Total investment securities	7,690,108	7,568,870
Federal funds sold and securities purchased under agreements to resell	324,327	173,627
Interest-bearing due from banks	715,823	522,877
Cash and due from banks	422,117	458,217
Premises and equipment, net	289,007	281,471
Accrued income	99,045	90,127
Goodwill	228,396	228,346
Other intangibles, net	34,491	46,782
Other assets	425,205	373,721

Total assets	$20,682,532	$19,094,245

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,654,584	$6,306,895
Interest-bearing demand and savings	8,780,309	7,529,972
Time deposits under $250,000	613,589	771,973
Time deposits of $250,000 or more	522,132	483,912

Total deposits	16,570,614	15,092,752
Federal funds purchased and repurchase agreements	1,856,937	1,818,062
Short-term debt	—	5,009
Long-term debt	76,772	86,070
Accrued expenses and taxes	172,967	161,245
Other liabilities	42,858	37,413

Total liabilities	18,720,148	17,200,551

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 49,673,056 and 49,396,366 shares outstanding, respectively	55,057	55,057
Capital surplus	1,033,419	1,019,889
Retained earnings	1,142,887	1,033,990
Accumulated other comprehensive loss, net	(57,542)	(3,718)
Treasury stock, 5,383,674 and 5,660,364 shares, at cost, respectively	(211,437)	(211,524)

Total shareholders’ equity	1,962,384	1,893,694

Total liabilities and shareholders’ equity	$20,682,532	$19,094,245

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
INTEREST INCOME
Loans	$386,274	$308,325	$245,278
Securities:
Taxable interest	73,560	75,327	76,204
Tax-exempt interest	57,516	43,598	39,209

Total securities income	131,076	118,925	115,413

Federal funds and resell agreements	2,708	697	259
Interest-bearing due from banks	2,341	2,356	2,525
Trading securities	632	378	396

Total interest income	523,031	430,681	363,871

INTEREST EXPENSE
Deposits	17,936	14,269	12,242
Federal funds and repurchase agreements	6,524	1,785	1,616
Other	3,248	2,560	(42)
Total interest expense	27,708	18,614	13,816

Net interest income	495,323	412,067	350,055
Provision for loan losses	32,500	15,500	17,000

Net interest income after provision for loan losses	462,823	396,567	333,055

NONINTEREST INCOME
Trust and securities processing	239,879	262,056	288,054
Trading and investment banking	21,422	20,218	19,398
Service charges on deposit accounts	86,662	86,460	85,299
Insurance fees and commissions	4,188	2,530	3,011
Brokerage fees	17,833	11,753	10,761
Bankcard fees	68,749	69,211	67,250
Gains on sales of securities available for sale, net	8,509	10,402	4,127
Equity earnings (losses) on alternative investments	2,695	(12,188)	3,975
Other	26,138	16,012	16,813

Total noninterest income	476,075	466,454	498,688

NONINTEREST EXPENSE
Salaries and employee benefits	432,754	406,472	358,569
Occupancy, net	44,926	43,861	40,197
Equipment	67,271	63,533	53,609
Supplies and services	19,080	18,579	20,411
Marketing and business development	22,342	23,730	24,148
Processing fees	45,235	51,328	56,049
Legal and consulting	21,242	26,390	20,407
Bankcard	20,757	20,288	19,594
Amortization of other intangible assets	12,291	12,090	12,193
Regulatory fees	14,178	12,125	10,445
Contingency reserve	—	—	20,272
Other	31,818	25,340	29,786

Total noninterest expense	731,894	703,736	665,680

Income before income taxes	207,004	159,285	166,063
Income tax expense	48,203	43,212	45,408

Net income	$158,801	$116,073	$120,655

PER SHARE DATA
Net income – basic	$3.25	$2.46	$2.69
Net income – diluted	3.22	2.44	2.65
Weighted average shares outstanding – basic	48,828,313	47,126,252	44,844,578
Weighted average shares outstanding – diluted	49,277,055	47,579,334	45,445,283

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$158,801	$116,073	$120,655
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:
Change in unrealized holding (losses) gains, net	(77,794)	(13,393)	74,147
Less: Reclassifications adjustment for net gains included in net income	(8,509)	(10,402)	(4,127)

Change in unrealized (losses) gains on securities during the period	(86,303)	(23,795)	70,020
Change in unrealized losses on derivative hedges	(516)	(10)	—
Income tax benefit (expense)	32,995	9,081	(26,374)

Other comprehensive (loss) income	(53,824)	(14,724)	43,646

Comprehensive income	$104,977	$101,349	$164,301

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance January 1, 2014	$55,057	$882,407	884,630	(32,640)	(283,389)	1,506,065
Total comprehensive income	—	—	120,655	43,646	—	164,301
Dividends ($0.91 per share)	—	—	(41,374)	—	—	(41,374)
Purchase of treasury stock	—	—	—	—	(5,741)	(5,741)
Issuance of equity awards	—	(2,338)	—	—	2,827	489
Recognition of equity based compensation	—	9,172	—	—	—	9,172
Net tax benefit related to equity compensation plans	—	1,880	—	—	—	1,880
Sale of treasury stock	—	596	—	—	340	936
Exercise of stock options	—	2,885	—	—	5,145	8,030

Balance December 31, 2014	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758

Total comprehensive income			116,073	(14,724)	—	101,349
Dividends ($0.95 per share)	—	—	(45,994)	—	—	(45,994)
Purchase of treasury stock	—	—	—	—	(8,457)	(8,457)
Issuance of equity awards	—	(3,278)	—	—	3,737	459
Recognition of equity based compensation	—	10,292	—	—	—	10,292
Net tax benefit related to equity compensation plans	—	944	—	—	—	944
Sale of treasury stock	—	611	—	—	445	1,056
Exercise of stock options	—	4,083	—	—	6,467	10,550
Common stock issuance for acquisition	—	112,635	—	—	67,102	179,737

Balance December 31, 2015	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694

Total comprehensive income	—	—	158,801	(53,824)	—	104,977
Dividends ($0.99 per share)	—	—	(49,048)	—	—	(49,048)
Purchase of treasury stock	—	—	—	—	(16,367)	(16,367)
Issuance of equity awards	—	(3,011)	—	—	3,440	429
Recognition of equity based compensation	—	11,306	—	—	—	11,306
Sale of treasury stock	—	480	—	—	616	1,096
Exercise of stock options	—	3,417	—	—	12,398	15,815
Cumulative effect adjustment (1)	—	1,338	(856)	—	—	482

Balance December 31, 2016	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384

(1)	Related to the adoption of Accounting Standards Update No. 2016-09. See Note 2, New Accounting Pronouncements, for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$158,801	$116,073	$120,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,500	15,500	17,000
Net accretion of premiums and discounts from acquisition	(2,303)	(2,727)	—
Depreciation and amortization	54,556	52,751	46,355
Deferred income tax expense (benefit)	2,756	(4,848)	(11,456)
Net (increase) decrease in trading securities and other earning assets	(12,420)	10,258	(2,714)

Gains on sales of securities available for sale	(8,509)	(10,402)	(4,127)
Gains on sales of assets	(762)	(98)	(3,034)
Amortization of securities premiums, net of discount accretion	54,467	57,301	51,542
Originations of loans held for sale	(92,438)	(96,324)	(71,598)
Net gains on sales of loans held for sale	(1,774)	(1,331)	(1,137)
Proceeds from sales of loans held for sale	89,522	97,690	73,468
Equity based compensation	11,735	10,751	9,661
Net tax benefit related to equity compensation plans	1,073	944	1,880
Changes in:
Accrued income	(8,918)	(7,075)	(1,081)
Accrued expenses and taxes	14,112	(4,503)	40,345
Other assets and liabilities, net	4,042	(22,055)	(20,100)

Net cash provided by operating activities	296,440	211,905	245,659

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	48,539	59,775	25,270
Proceeds from sales of securities available for sale	951,264	946,045	413,955
Proceeds from maturities of securities available for sale	1,792,357	1,200,178	1,321,135
Purchases of securities held to maturity	(500,682)	(451,350)	(109,308)
Purchases of securities available for sale	(2,546,028)	(1,923,747)	(1,859,692)
Net increase in loans	(1,129,026)	(988,434)	(963,028)
Net increase in fed funds sold and resell agreements	(150,700)	(45,190)	(31,087)
Net decrease (increase) in interest bearing balances due from other financial institutions	88,009	34,473	(164,415)
Purchases of premises and equipment	(50,841)	(53,760)	(44,790)
Net cash activity from acquisitions and branch sales	—	95,351	(18,231)
Proceeds from sales of premises and equipment	1,760	1,069	5,212
Purchases of bank-owned and company-owned life insurance	(7,095)	(204,647)	(6,000)

Net cash used in investing activities	(1,502,443)	(1,330,237)	(1,430,979)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,598,026	894,667	174,718
Net decrease in time deposits	(119,315)	(352,622)	(178,294)
Net increase (decrease) in fed funds purchased and repurchase agreements	38,875	(207,070)	441,914

Net decrease in short-term debt	(5,000)	(112,133)	(107)
Proceeds from long-term debt	1,500	2,500	5,320
Repayment of long-term debt	(11,703)	(10,816)	(1,565)
Payment of contingent consideration on acquisitions	(3,031)	(21,494)	(13,725)
Cash dividends paid	(49,038)	(45,967)	(41,364)
Proceeds from exercise of stock options and sales of treasury shares	16,911	11,606	8,966
Purchases of treasury stock	(16,367)	(8,457)	(5,741)

Net cash provided by financing activities	1,450,858	150,214	390,122

Increase (decrease) in cash and cash equivalents	244,855	(968,118)	(795,198)
Cash and cash equivalents at beginning of year	819,112	1,787,230	2,582,428

Cash and cash equivalents at end of year	$1,063,967	$819,112	$1,787,230

Supplemental disclosures:
Income taxes paid	$44,076	$47,086	$61,228
Total interest paid	27,999	17,812	13,958
Transactions related to Marquette acquisition
Assets acquired	—	1,312,174	—
Liabilities assumed	—	1,151,025	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UMB Financial Corporation is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, and Wisconsin. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Due from the Federal Reserve	$641,850	$360,895
Cash and due from banks	422,117	458,217

Cash and cash equivalents at end of year	$1,063,967	$819,112

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $74.0 million and $162.0 million at December 31, 2016 and 2015, respectively.

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

Purchased loans are recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. Purchased loans are segregated between those considered to be performing, non-purchased credit impaired loans (Non-PCI), and those with evidence of credit deterioration, purchased credit impaired loans (PCI). Purchased loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, that all contractually required payments will not be collected. See further information regarding the accounting for PCI loans in Note 3, “Loans and Allowance for Loan Losses,” on page 72.

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

No goodwill impairments were recognized in 2016, 2015, or 2014. Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate. No intangible asset impairments were recognized in 2016, 2015, or 2014. The Company does not have any indefinite lived intangible assets.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method. Premises are depreciated over 15 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years. Gains and losses from the sale of Premises and equipment are included in Other noninterest income.

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value. No impairments were recognized in 2016, 2015, or 2014.

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

The Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely-than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstance and information available at the balance sheet date.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets. For the year ended December 31, 2016, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

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

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 448,742, 453,082, and 600,705 shares issuable upon the exercise of stock options and nonvested restricted shares granted by the Company at December 31, 2016, 2015, and 2014, respectively.

Options issued under employee benefit plans to purchase 390,503, 455,998, and 249,368 shares of common stock were outstanding at December 31, 2016, 2015, and 2014, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Accounting for Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or an observed market price, if such a price exists. Such cost is generally recognized over the vesting period during which an employee is required to provide service in exchange for the award and, in some cases, when performance metrics are met. In September 2016, the Company adopted Accounting Standards Update (ASU) No. 2016-09 with an effective date of January 1, 2016. As part of the adoption of this standard, the Company made an accounting policy election to account for forfeitures of stock-based compensation on an actual basis and discontinue the use of an estimated forfeiture approach. See further discussion of this ASU below in Note 2, “New Accounting Pronouncements.”

2. NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017. In March, April, and May 2016, the FASB issued implementation amendments to the May 2014 ASU (collectively, the “amended guidance”). The amended guidance affects any entity that enters into contracts with customers to transfer goods and services, unless those contracts are within the scope of other standards. The amended guidance specifically excludes interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities, and derivatives. The amended guidance permits the use of either the full retrospective approach or a modified retrospective approach. The Company plans to adopt the amended guidance using the modified retrospective approach on January 1, 2018. The Company is progressing through its process to implement the amended guidance. The Company has assessed its revenue streams to identify those contracts that are specifically excluded from the scope of the amended guidance and those that may be subject to the amended guidance. Subsequent to this initial scoping, the Company selected a representative sample of contracts from the in-scope revenue streams for review under the amended guidance (“key contracts”). The review of key contracts is in process. Upon completion of the review of the key contracts, the Company expects to group the remaining contracts based on the conclusions reached through the key contract review or to perform additional review of specific contracts that cannot be grouped. While progress has been made, the Company is currently evaluating the impact that the amended guidance will have on its Consolidated Financial Statements and related disclosures.

Equity-Based Compensation In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target could be Achieved after the Requisite Service Period.” The amendment is intended to reduce diversity in practice by clarifying that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this update were adopted on January 1, 2016. The adoption of this accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

Going Concern In November 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendment addresses management’s responsibility in regularly evaluating whether there is substantial doubt about a company’s ability to continue as a going concern. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, although early adoption is permitted. The adoption of this accounting pronouncement had no impact the Company’s Consolidated Financial Statements.

Derivatives and Hedging In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.” The amendment is intended to address how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this update were adopted on January 1, 2016. The adoption of this accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

Consolidation In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The amendment substantially changes the way reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update were adopted on January 1, 2016. The adoption of this accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

Financial Instruments In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment is intended to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. The standard requires the use of the cumulative effect transition method as of the beginning of the year of adoption. Except for certain provisions, early adoption is not permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements.

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The amendment changes the accounting treatment of leases, in that lessees will recognize most leases on-balance sheet. This will increase reported assets and liabilities, as lessees will be required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. Lessees are allowed to account for short-term leases (those with a term of twelve months or less) off-balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires the use of the modified retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements.

Extinguishments of Liabilities In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products.” The amendment is intended to reduce the diversity in practice related to the recognition of breakage. Breakage refers to the portion of a prepaid stored-value product, such as a gift card, that goes unused wholly or partially for an indefinite period of time. This amendment requires that breakage be accounted for consistent with the breakage guidance within ASU No. 2014-09, “Revenue from Contracts with Customers.” The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the modified retrospective or full retrospective transition method. Early adoption is permitted. The Company is currently evaluating the effect that ASU No. 2016-04 will have on its Consolidated Financial Statements. The Company plans to adopt the standard using the modified retrospective approach. The Company will adopt ASU No. 2016-04 in conjunction with its adoption of ASU No. 2014-09.

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

In September 2016, the Company early adopted ASU No. 2016-09 with an effective date of January 1, 2016. As part of the adoption of this standard, the Company made an accounting policy election to account for forfeitures on an actual basis and discontinue the use of an estimated forfeiture approach. Additionally, the Company selected the retrospective transition method for the reclassification of the “Net tax benefit related to equity compensation plans” from the financing section to the operating section of the Company’s Consolidated Statement of Cash Flows. The impact to the Company’s Consolidated Statements of Income for adopting all provisions of the standard was an increase to net income of $158 thousand for the three-month period ended March 31, 2016 and an increase to net income of $220 thousand for the three-month period ended June 30, 2016. Upon adoption, the Company recorded a cumulative effect adjustment to the Company’s Consolidated Balance Sheets of $482 thousand as an increase to the opening balance of total equity. Prior period financial statements as of and for the three-month and year-to-date periods ended March 31, 2016 and June 30, 2016 are recast in Note 20, “Summary of Operating Results By Quarter,” and will be recast when presented in future filings.

Credit Losses In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption in fiscal years beginning after December 15, 2018 is permitted. The amendment requires the use of the modified retrospective approach for adoption. The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements.

Statement of Cash Flows In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Receipts and Cash Payments.” This amendment adds to and clarifies existing guidance regarding the classification of certain cash receipts and payments in the statement of cash flows with the intent of reducing diversity in practice with respect to eight types of cash flows. The amendments in this update require full retrospective adoption and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Statement of Cash Flows.

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

Asset-based loans are offered primarily in the form of revolving lines of credit to commercial borrowers that do not generally qualify for traditional bank financing. Asset-based loans are underwritten based primarily upon the value of the collateral pledged to secure the loan, rather than on the borrower’s general financial condition as traditionally reflected by cash flow, balance sheet strength, operating results, and credit bureau ratings. The Company utilizes pre-loan due diligence techniques, monitoring disciplines, and loan management practices common within the asset-based lending industry to underwrite and manage loans with these borrowers.

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

The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. At December 31, 2016, the net recorded carrying amount of loans accounted for under ASC 310-30 was $800 thousand and the contractual amount due was $977 thousand.

Below is the composition of the net book value for the PCI loans accounted for under ASC 310-30 at December 31, 2016 (in thousands):

PCI Loans:	At December 31, 2016
Contractually required principal and interest	$977
Non-accretable difference	(152)
Accretable yield	(25)

Loans accounted for under ASC 310-30	$800

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$3,285	$49	$35,777	$39,111	$—	$4,371,695	$4,410,806
Asset-based	—	—	—	—	—	225,878	225,878
Factoring	—	—	—	—	—	139,902	139,902
Commercial – credit card	612	10	8	630	—	146,105	146,735
Real estate:
Real estate – construction	3	—	181	184	—	741,620	741,804
Real estate – commercial	1,303	1,004	16,423	18,730		3,147,192	3,165,922
Real estate – residential	1,034	6	1,344	2,384	—	545,966	548,350
Real estate – HELOC	588	—	4,736	5,324	—	706,470	711,794
Consumer:
Consumer – credit card	2,228	2,115	475	4,818	—	265,280	270,098
Consumer – other	1,061	181	11,315	12,557	800	126,205	139,562
Leases	—	—	—	—	—	39,532	39,532

Total loans	$10,114	$3,365	$70,259	$83,738	$800	$10,455,845	$10,540,383

December 31, 2016
	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$—	$—	$—
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—
Real estate – commercial	—		—
Real estate – residential	—	—	—	—
Real estate – HELOC	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	87	—	713	800
Leases	—	—	—	—

Total PCI loans	$87	$—	$713	$800

	December 31, 2015
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Commercial:
Commercial	$5,821	$2,823	$43,841	$52,485	$—	$4,153,251	$4,205,736
Asset-based	—	—	—	—	—	219,244	219,244
Factoring	—	—	—	—	—	90,686	90,686
Commercial – credit card	614	24	13	651	—	124,710	125,361
Real estate:
Real estate – construction	1,828	548	331	2,707	—	413,861	416,568
Real estate – commercial	2,125	1,630	9,578	13,333	1,055	2,648,384	2,662,772
Real estate – residential	612	35	800	1,447	—	490,780	492,227
Real estate – HELOC	129	—	3,524	3,653	—	726,310	729,963
Consumer:
Consumer – credit card	2,256	2,089	468	4,813	—	286,757	291,570
Consumer – other	5,917	175	2,597	8,689	2,001	144,087	154,777
Leases	—	—	—	—	—	41,857	41,857

Total loans	$19,302	$7,324	$61,152	$87,778	$3,056	$9,339,927	$9,430,761

December 31, 2015
	30-89 Days Past Due	Greater than 90 Days Past Due	Current	Total Loans
PCI Loans
Commercial:
Commercial	$—	$—	$—	$—
Asset-based	—	—	—	—
Factoring	—	—	—	—
Commercial – credit card	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—
Real estate – commercial	—	1,055	—	1,055
Real estate – residential	—	—	—	—
Real estate – HELOC	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—
Consumer – other	58	105	1,838	2,001
Leases	—	—	—	—

Total PCI loans	$58	$1,160	$1,838	$3,056

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. Non-accrual loans include troubled debt restructurings on non-accrual status. Loan delinquency for all loans is shown in the tables above at December 31, 2016 and December 31, 2015, respectively. Non-PCI loans that become nonperforming subsequent to acquisition are put on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

The Company has ceased the recognition of interest on loans with a carrying value of $70.3 million and $61.2 million at December 31, 2016 and 2015, respectively. Restructured loans totaled $52.5 million and $36.6 million at December 31, 2016 and 2015, respectively. Loans 90 days past due and still accruing interest amounted to $3.4 million and $7.3 million at December 31, 2016 and 2015, respectively. There was an immaterial amount of interest recognized on impaired loans during 2016, 2015, and 2014.

The Company sold residential real estate loans with proceeds of $89.5 million, $97.7 million, and $73.5 million in the secondary market without recourse during the periods ended December 31, 2016, 2015, and 2014, respectively.

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

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at December 31, 2016 and December 31, 2015 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

Originated and Non-PCI Loans

	Commercial		Asset-based		Factoring
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Non-watch list	$4,043,704	$3,880,109	$198,695	$198,903	$139,358	$90,449
Watch	99,815	105,539	—	—	—	—
Special Mention	32,240	29,397	24,809	18,163	129	237
Substandard	235,047	190,691	2,374	2,178	415	—

Total	$4,410,806	$4,205,736	$225,878	$219,244	$139,902	$90,686

	Real estate – construction		Real estate – commercial
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Non-watch list	$741,022	$415,258	$3,071,804	$2,561,401
Watch	149	370	43,015	51,774
Special Mention	—	—	5,140	22,544
Substandard	633	940	45,963	25,998

Total	$741,804	$416,568	$3,165,922	$2,661,717

Credit Exposure

Credit Risk Profile Based on Payment Activity

Originated and Non-PCI Loans

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Performing	$146,727	$125,348	$547,006	$491,427	$707,058	$726,439
Non-performing	8	13	1,344	800	4,736	3,524

Total	$146,735	$125,361	$548,350	$492,227	$711,794	$729,963

	Consumer – credit card		Consumer – other		Leases
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Performing	$269,623	$291,102	$127,447	$152,180	$39,532	$41,857
Non-performing	475	468	11,315	2,597	—	—

Total	$270,098	$291,570	$138,762	$154,777	$39,532	$41,857

This table provides an analysis of the credit risk profile of each loan class accounted for under ASC 310-30 at December 31, 2016 and December 31, 2015 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating PCI Loans			Credit Risk Profile Based on Payment Activity PCI Loans

	Real estate – commercial			Consumer – other
	December 31, 2016	December 31, 2015		December 31, 2016	December 31, 2015
Non-watch list	$—	$—	Performing	$800	$2,001
Watch	—	—	Non-performing	—	—

Special Mention	—	—	Total	$800	$2,001

Substandard	—	1,055

Total	$—	$1,055

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$63,847	$8,220	$8,949	$127	$81,143
Charge-offs	(12,788)	(6,756)	(9,279)	—	(28,823)
Recoveries	3,596	985	2,248	—	6,829
Provision	17,002	8,120	7,393	(15)	32,500

Ending Balance	$71,657	$10,569	$9,311	$112	$91,649

Ending Balance: individually evaluated for impairment	$7,866	$68	$—	$—	$7,934
Ending Balance: collectively evaluated for impairment	63,791	10,501	9,311	112	83,715
Ending Balance: PCI Loans	—	—	—	—	—
Loans:
Ending Balance: loans	$4,923,321	$5,167,870	$409,660	$39,532	$10,540,383
Ending Balance: individually evaluated for impairment	74,351	13,314	—	—	87,665
Ending Balance: collectively evaluated for impairment	4,848,970	5,154,556	408,860	39,532	10,451,918
Ending Balance: PCI Loans	—	—	800	—	800

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(5,239)	(214)	(9,658)	—	(15,111)
Recoveries	1,824	321	2,469	—	4,614
Provision	11,913	(2,612)	6,217	(18)	15,500

Ending Balance	$63,847	$8,220	$8,949	$127	$81,143

Ending Balance: individually evaluated for impairment	$5,668	$196	$—	$—	$5,864
Ending Balance: collectively evaluated for impairment	58,179	8,024	8,949	127	75,279
Ending Balance: PCI Loans	—	—	—	—	—
Loans:
Ending Balance: loans	$4,641,027	$4,301,530	$446,347	$41,857	$9,430,761
Ending Balance: individually evaluated for impairment	68,004	7,747	2,574	—	78,325
Ending Balance: collectively evaluated for impairment	4,573,023	4,292,728	441,772	41,857	9,349,380
Ending Balance: PCI Loans	—	1,055	2,001	—	3,056

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2014 (in thousands):

	Year Ended December 31, 2014
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$48,886	$15,342	$10,447	$76	$74,751
Charge-offs	(7,307)	(259)	(11,427)	—	(18,993)
Recoveries	848	44	2,490	—	3,382
Provision	12,922	(4,402)	8,411	69	17,000

Ending Balance	$55,349	$10,725	$9,921	$145	$76,140

Ending Balance: individually evaluated for impairment	$972	$935	$—	$—	$1,907
Ending Balance: collectively evaluated for impairment	54,377	9,790	9,921	145	74,233
Loans:
Ending Balance: loans	$3,929,718	$3,085,720	$411,266	$39,090	$7,465,794
Ending Balance: individually evaluated for impairment	17,060	10,243	1	—	27,304
Ending Balance: collectively evaluated for impairment	3,912,658	3,075,477	411,265	39,090	7,438,490

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2016 (in thousands):

	As of December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$80,405	$43,260	$31,091	$74,351	$7,866	$69,776
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	510	181	113	294	68	405
Real estate – commercial	18,107	12,303	487	12,790	—	8,956
Real estate – residential	231	230	—	230	—	520
Real estate – HELOC	—	—	—	—	—	79
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	1,981
Leases	—	—	—	—	—	—

Total	$99,253	$55,974	$31,691	$87,665	$7,934	$81,717

This table provides an analysis of impaired loans by class for the year ended December 31, 2015 (in thousands):

	As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$72,739	$40,648	$27,356	$68,004	$5,668	$41,394
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	782	331	118	449	42	802
Real estate – commercial	7,117	4,891	1,275	6,166	154	7,768
Real estate – residential	1,054	939	—	939	—	1,433
Real estate – HELOC	214	193	—	193	—	162
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,574	2,574	—	2,574	—	1,795
Leases	—	—	—	—	—	—

Total	$84,480	$49,576	$28,749	$78,325	$5,864	$53,354

This table provides an analysis of impaired loans by class for the year ended December 31, 2014 (in thousands):
	As of December 31, 2014
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$21,758	$13,928	$3,132	$17,060	$972	$16,022
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	1,540	983	—	983	—	939
Real estate – commercial	9,546	4,454	3,897	8,351	935	11,298
Real estate – residential	1,083	909	—	909	—	1,006
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	1	1	—	1	—	12
Leases	—	—	—	—	—	—

Total	$33,928	$20,275	$7,029	$27,304	$1,907	$29,277

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

Purchased loans restructured after acquisition are not considered or reported as TDRs if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. For the year ended December 31, 2016, no purchased loans were modified as TDRs after the Acquisition Date.

The Company had $780 thousand and $582 thousand in commitments to lend to borrowers with loan modifications classified as TDRs as of December 31, 2016 and December 31, 2015, respectively. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. During the year ended December 31, 2016, there were no TDRs with payment defaults. There was an immaterial amount of interest recognized on loans classified as TDRs during 2016 and 2015.

This table provides a summary of loans restructured by class during the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial:
Commercial	3	$24,778	$24,778	21	$32,473	$32,473
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	—	—	—	1	261	261
Real estate – residential	—	—	—	1	121	121
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—

Total	3	$24,778	$24,778	23	$32,855	$32,855

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2016 and 2015 (in thousands):

2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$95,315	$37	$(1,526)	$93,826
U.S. Agencies	198,158	67	(48)	198,177
Mortgage-backed	3,773,090	7,069	(68,460)	3,711,699
State and political subdivisions	2,425,155	7,391	(36,789)	2,395,757
Corporates	66,997	5	(127)	66,875

Total	$6,558,715	$14,569	$(106,950)	$6,466,334

2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$350,354	$1	$(576)	$349,779
U.S. Agencies	667,414	7	(1,032)	666,389
Mortgage-backed	3,598,115	12,420	(38,089)	3,572,446
State and political subdivisions	2,116,543	23,965	(2,095)	2,138,413
Corporates	80,585	—	(663)	79,922

Total	$6,813,011	$36,393	$(42,455)	$6,806,949

The following table presents contractual maturity information for securities available for sale at December 31, 2016 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$510,800	$510,915
Due after 1 year through 5 years	1,098,157	1,095,380
Due after 5 years through 10 years	877,697	862,694
Due after 10 years	298,971	285,646

Total	2,785,625	2,754,635
Mortgage-backed securities	3,773,090	3,711,699

Total securities available for sale	$6,558,715	$6,466,334

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $951.3 million, $946.0 million, and $414.0 million for 2016, 2015, and 2014, respectively. Securities transactions resulted in gross realized gains of $8.5 million for 2016, $10.5 million for 2015, and $4.1 million for 2014. The gross realized losses were $1 thousand for 2016, $100 thousand for 2015, and $11 thousand for 2014.

Securities available for sale with a fair value of $5.7 billion at December 31, 2016, and $5.9 billion at December 31, 2015, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a fair value of $1.8 billion at December 31, 2016 and $1.6 billion at December 31, 2015 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015 (in thousands).

2016	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$48,678	$(1,526)	$—	$—	$48,678	$(1,526)
U.S. Agencies	103,979	(34)	9,989	(14)	113,968	(48)
Mortgage-backed	2,735,868	(55,035)	269,637	(13,425)	3,005,505	(68,460)
State and political subdivisions	1,748,922	(36,639)	8,565	(150)	1,757,487	(36,789)
Corporates	41,966	(90)	17,982	(37)	59,948	(127)

Total temporarily-impaired debt securities available for sale	$4,679,413	$(93,324)	$306,173	$(13,626)	$4,985,586	$(106,950)

	Less than 12 months		12 months or more		Total
2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$344,556	$(576)	$—	$—	$344,556	$(576)
U.S. Agencies	615,993	(1,032)	—	—	615,993	(1,032)
Mortgage-backed	2,056,316	(21,013)	426,959	(17,076)	2,483,275	(38,089)
State and political subdivisions	479,197	(1,316)	60,324	(779)	539,521	(2,095)
Corporates	29,126	(183)	50,796	(480)	79,922	(663)

Total temporarily-impaired debt securities available for sale	$3,525,188	$(24,120)	$538,079	$(18,335)	$4,063,267	$(42,455)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, GSE mortgage-backed securities, municipal securities, and corporates were caused by changes in the interest rate environment. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at December 31, 2016 and net unrealized gains, aggregated by maturity category, at December 31, 2015, respectively (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$6,077	$5	$(947)	$5,135
Due after 1 year through 5 years	82,650	2,376	(1,474)	83,552
Due after 5 years through 10 years	341,741	8,854	(3,021)	347,574
Due after 10 years	685,464	15,717	(31,415)	669,766

Total state and political subdivisions	$1,115,932	$26,952	$(36,857)	$1,106,027

		Net
	Amortized	Unrealized	Fair
2015	Cost	Gains	Value
State and political subdivisions:
Due in 1 year or less	$17,265	$628	$17,893
Due after 1 year through 5 years	77,237	2,810	80,047
Due after 5 years through 10 years	370,631	13,486	384,117
Due after 10 years	201,973	7,349	209,322

Total state and political subdivisions	$667,106	$24,273	$691,379

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2016, 2015, or 2014.

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment. The underlying bonds are subject to a risk-ranking process similar to the Company’s loan portfolio and evaluated for impairment if deemed necessary. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

Trading Securities

The net unrealized gains on trading securities at December 31, 2016, 2015, and 2014 were $233 thousand, $8 thousand, and $101 thousand, respectively. Net unrealized gains/losses were included in trading and investment banking income on the Consolidated Statements of Income.

Other Securities

The table below provides detailed information for Federal Reserve Bank stock and Federal Home Loan Bank stock and other securities at December 31, 2016 and 2015 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2016
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	4	9,948	—	9,952
Other securities – non-marketable	24,272	820	—	25,092

Total Federal Reserve Bank stock and other	$57,538	$10,768	$—	$68,306

2015
FRB and FHLB stock	$33,215	$—	$—	$33,215
Other securities – marketable	5	7,159	—	7,164
Other securities – non-marketable	23,855	964	—	24,819

Total Federal Reserve Bank stock and other	$57,075	$8,123	$—	$65,198

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $10.0 million at December 31, 2016 and $7.2 million at December 31, 2015. The fair value of other non-marketable securities includes alternative investment securities of $2.0 million at December 31, 2016 and 2015. Unrealized gains or losses on alternative investments are recognized in the Equity earnings on alternative investments line of the Company’s Consolidated Statements of Income.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $323.4 million and $157.7 million at December 31, 2016 and 2015, respectively. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

6. LOANS TO OFFICERS AND DIRECTORS

Certain executive officers and directors of the Company and the Bank, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from the Bank. All such loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In addition, all such loans are current as to repayment terms. In 2016, the composition of the Bank board of directors changed, with membership of the Bank board mirroring membership of the Company’s board. This change resulted in a significant reduction of the number of loans to officers and directors, totaling $501.4 million for the year-ended December 31, 2016.

For the years 2016 and 2015, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2016	2015
Balance – beginning of year	$710,085	$541,507
New loans	125,868	462,914
Repayments	(13,148)	(294,336)
Other reductions	(501,413)	—

Balance – end of year	$321,392	$710,085

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2016 and December 31, 2015 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2016	$161,341	$47,529	$19,476	$228,346
Acquisition of Marquette	50	—	—	50

Balances as of December 31, 2016	$161,391	$47,529	$19,476	$228,396

Balances as of January 1, 2015	$142,753	$47,529	$19,476	$209,758
Acquisition of Marquette	18,588	—	—	18,588

Balances as of December 31, 2015	$161,341	$47,529	$19,476	$228,346

Following are the intangible assets that continue to be subject to amortization as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$47,527	$39,040	$8,487
Customer relationships	107,460	81,832	25,628
Other intangible assets	4,198	3,822	376

Total intangible assets	$159,185	$124,694	$34,491

	As of December 31, 2015
Core deposit intangible assets	$36,497	$33,613	$2,884
Core deposit intangible-Marquette acquisition	11,030	1,838	9,192
Customer relationships	104,560	73,496	31,064
Customer relationship-Marquette acquisition	2,900	338	2,562
Other intangible assets	3,247	2,841	406
Other intangible assets-Marquette acquisition	951	277	674

Total intangible assets	$159,185	$112,403	$46,782

Amortization expense for the years ended December 31, 2016, 2015, and 2014 was $12.3 million, $12.1 million and $12.2 million, respectively. The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2017	$10,180
For the year ending December 31, 2018	7,202
For the year ending December 31, 2019	5,822
For the year ending December 31, 2020	4,487
For the year ending December 31, 2021	3,101

8. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$45,634	$46,430
Buildings and leasehold improvements	325,510	316,988
Equipment	150,955	138,127
Software	178,527	157,847

Total	700,626	659,392
Accumulated depreciation	(288,956)	(268,864)
Accumulated amortization	(122,663)	(109,057)

Premises and equipment, net	$289,007	$281,471

Premises and equipment depreciation and amortization expenses were $42.3 million in 2016, $40.7 million in 2015, and $34.2 million in 2014. Rental and operating lease expenses were $15.1 million in 2016, $14.6 million in 2015, and $12.0 million in 2014.

Minimum future rental commitments as of December 31, 2016, for all non-cancelable operating leases are as follows (in thousands):

2017	$11,338
2018	10,593
2019	9,572
2020	8,738
2021	6,370
Thereafter	30,984

Total	$77,595

9. BORROWED FUNDS

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	December 31,
	2016	2015
Short-term debt:
Federal Home Loan Bank 0.98% due 2016	$—	$5,009

Total short-term debt	—	5,009

Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I subordinated debentures 1.65% due 2036	16,356	16,062
Marquette Capital Trust II subordinated debentures 6.30% due 2036	17,020	16,741
Marquette Capital Trust III subordinated debentures 2.09% due 2036	6,705	6,598
Marquette Capital Trust IV subordinated debentures 2.11% due 2036	27,174	26,757
Federal Home Loan Bank 1.88% due 2018	—	7,088
Federal Home Loan Bank 2.74% due 2020	—	3,104
Kansas Equity Fund IV, L.P. 0% due 2017	2	29
Kansas Equity Fund V, L.P. 0% due 2017	7	63
Kansas Equity Fund VI, L.P. 0% due 2017	23	110
Kansas Equity Fund IX, L.P. 0% due 2023	202	271
Kansas Equity Fund X, L.P. 0% due 2021	272	338
Kansas City Equity Fund 2008, L.L.C. 0% due 2016	—	10
Kansas City Equity Fund 2009, L.L.C. 0% due 2017	10	144
St. Louis Equity Fund 2007 L.L.C. 0% due 2016	13	13
St. Louis Equity Fund 2008 L.L.C. 0% due 2016	—	10
St. Louis Equity Fund 2009 L.L.C. 0% due 2017	95	245
St. Louis Equity Fund 2012 L.L.C. 0% due 2020	243	322
St. Louis Equity Fund 2013 L.L.C. 0% due 2021	1,168	1,465
St. Louis Equity Fund 2014 L.L.C. 0% due 2022	1,507	1,814
St. Louis Equity Fund 2015, L.L.C. 0% due 2023	908	1,000
MHEG Community Fund 41, L.P. 0% due 2024	815	920
MHEG Community Fund 43, L.P. 0% due 2026	1,362	1,482
MHEG Community Fund 45, L.P. 0% due 2027	1,409	1,484
MHEG Community Fund 47, L.P. 0% due 2028	1,481	—

Total long-term debt	76,772	86,070

Total borrowed funds	$76,772	$91,079

Aggregate annual repayments of long-term debt at December 31, 2016, are as follows (in thousands):

2017	$1,474
2018	1,580
2019	1,636
2020	1,463
2021	1,156
Thereafter	69,463

Total	$76,772

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

The Company is a member bank of the FHLB of Des Moines. Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. On December 12, 2016 and December 16, 2016, the FHLB issued 30-day letters of credit of $200.0 million and $100.0 million, respectively, on behalf of the Company to secure public fund deposits, both of which expired in January 2017. The letters of credit reduced the Company’s borrowing capacity with the FHLB from $805.9 million to $505.9 million as of December 31, 2016. The Company had no outstanding FHLB advances at FHLB of Des Moines as of December 31, 2016.

The Company acquired a relationship with the FHLB of San Francisco as part of the Marquette acquisition. The Company paid off $15.0 million of FHLB of San Francisco advances during the third quarter of 2016 and had no outstanding advances at FHLB of San Francisco as of December 31, 2016.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $75.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance. The Company pays 0.3 percent unused commitment fee for unused portions of the line of credit. The Company currently has no outstanding balance on this line of credit.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents. The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2016, was $1.4 billion (with accrued interest payable of $80 thousand). The amount outstanding at December 31, 2015, was $1.8 billion (with accrued interest payable of $39 thousand).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2016 (in thousands):

	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
On Demand	$1	$1	0.01%
2 to 30 days	1,398,106	1,436,493	0.45
Over 90 Days	608	600	0.00

Total	$1,398,715	$1,437,094	0.45%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2016, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands).

	As of December 31, 2016
	Remaining Contractual Maturities of the Agreements
	On Demand	2-29 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$—	$7,136	$—	$7,136
U.S. Agency	1	1,429,357	600	1,429,958

Total repurchase agreements	$1	$1,436,493	$600	$1,437,094

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the Federal Reserve Bank as required by law. During 2016, this amount averaged $297.4 million, compared to $489.3 million in 2015.

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

In July 2013, the FRB approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The final rule included a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company was required to be compliant with revised minimum regulatory capital ratios and began the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations was required on January 1, 2015 and the Company is in compliance with the increased capital standards.

At December 31, 2016, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively. The Company’s actual ratios at that date were 11.80%, 11.80% and 12.87%, respectively. The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2016, was 9.09%.

As of December 31, 2016, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively. There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

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

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, for the Company and the Bank are as follows (in thousands):

	2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$1,789,581	11.80%	$682,428	4.50%	$	N/A	N/A	%
UMB Bank, n. a.	1,613,024	10.73	676,357	4.50		976,960	6.50
Tier 1 Capital:
UMB Financial Corporation	1,789,581	11.80	909,903	6.00		N/A	N/A
UMB Bank, n. a.	1,613,024	10.73	901,809	6.00		1,202,412	8.00
Total Capital:
UMB Financial Corporation	1,951,078	12.87	1,213,205	8.00		N/A	N/A
UMB Bank, n. a.	1,707,265	11.36	1,202,412	8.00		1,503,016	10.00
Tier 1 Leverage:
UMB Financial Corporation	1,789,581	9.09	787,604	4.00		N/A	N/A
UMB Bank, n. a.	1,613,024	8.24	782,638	4.00		978,297	5.00

	2015
Common Equity Tier 1 Capital:
UMB Financial Corporation	$1,664,815	11.74%	$638,108	4.50%	$	N/A	N/A	%
UMB Bank, n. a.	1,491,833	10.63	631,765	4.50		912,549	6.50
Tier 1 Capital:
UMB Financial Corporation	1,681,222	11.86	850,810	6.00		N/A	N/A
UMB Bank, n. a.	1,491,833	10.63	842,353	6.00		1,123,138	8.00
Total Capital:
UMB Financial Corporation	1,814,705	12.80	1,134,413	8.00		N/A	N/A
UMB Bank, n. a.	1,575,697	11.22	1,123,138	8.00		1,403,922	10.00
Tier 1 Leverage:
UMB Financial Corporation	1,681,222	9.08	740,918	4.00		N/A	N/A
UMB Bank, n. a.	1,491,833	8.13	734,229	4.00		917,786	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company has accrued and anticipates making a discretionary payment of $1.5 million in March 2017, for 2016. A $1.5 million contribution was paid in 2016, for 2015. A $2.0 million contribution was paid in 2015, for 2014.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction. The Company made a matching contribution to this plan of $6.4 million in 2016, for 2015 and $5.7 million in 2015, for 2014. The Company anticipates making a matching contribution of $7.0 million in March 2017, for 2016.

The Company recognized $2.1 million, $2.2 million, and $2.0 million in expense related to outstanding stock options and $9.2 million, $8.1 million, and $7.2 million in expense related to outstanding restricted stock grants for the years ended December 31, 2016, 2015, and 2014, respectively. The Company had $4.7 million of unrecognized compensation expense related to the outstanding options and $18.6 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2016.

2002 Incentive Stock Option Plan

On April 18, 2002, the shareholders of the Company approved the 2002 Incentive Stock Options Plan (the 2002 Plan), which provides incentive options to certain key employees to receive up to 2 million common shares of the Company. All options that are issued under the 2002 Plan terminate after 10 years (except for any option granted to a person holding more than 10 percent of the Company’s stock, in which case the option terminates after five years). All options issued prior to 2005, under the 2002 Plan, could not be exercised until at least four years and 11 months after the date they are granted. Options issued in 2006, 2007, and 2008 under the 2002 Plan, have a vesting schedule of 50 percent after three years; 75 percent after four years and 100 percent after four years and 11 months. Except under circumstances of death, disability or certain retirements, the options cannot be exercised after the grantee has left the employment of the Company or its subsidiaries. The exercise period for an option may be accelerated upon the optionee’s qualified disability, retirement or death. All options expire at the end of the exercise period. Prior to 2006, the Company made no recognition in the Company’s Consolidated Balance Sheets of the options until such options were exercised and no amounts applicable thereto were reflected in net income as all options were granted at strike prices at the then current fair value of the underlying shares. For options granted after January 1, 2006, compensation expense is recognized on unvested options outstanding. Options are granted at exercise prices of no less than 100 percent of the fair market value of the underlying shares based on the fair value of the option at date of grant. On January 25, 2011, the Board amended and froze the 2002 Plan such that no shares of Company stock shall thereafter be available for grants under the 2002 Plan. Existing awards granted under the 2002 Plan will continue in accordance with their terms under the 2002 Plan. The 2002 Plan expired without modification on April 17, 2012.

The table below discloses the information relating to option activity in 2016, under the 2002 Plan:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the 2002 Plan
Outstanding - December 31, 2015	180,436	$38.61
Granted	—	—
Expired	(9,203)	37.46
Exercised	(79,772)	37.56

Outstanding - December 31, 2016	91,461	$39.63	1.4	$3,428,895

Exercisable - December 31, 2016	91,461	$39.63	1.4	$3,428,895

No options were granted under the 2002 Plan during 2016, 2015, or 2014. The total intrinsic value of options exercised during the year ended December 31, 2016, 2015, and 2014 was $2.3 million, $1.1 million, and $2.0 million, respectively. As of December 31, 2016, there was no unrecognized compensation cost related to the nonvested options.

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

The service-based restricted stock grants contain a service requirement with varying vesting schedules. The majority of these grants issued prior to 2016 utilize a vesting schedule in which 50 percent of the shares vest after three years of service, 75 percent after four years of service and 100 percent after five years of service. The majority of these grants issued in 2016 utilize a vesting schedule in which 50 percent of the shares vest after two years of service, 75 percent after three years of service and 100 percent after four years of service. Certain other grants utilize vesting schedules in which the grants vest ratably over the requisite service period or contain a three-year cliff vesting.

The performance-based restricted stock grants contain a service and a performance requirement. The performance requirement is based on a predetermined performance requirement over a three year period. The service requirement portion is a three year cliff vesting. If the performance requirement is not met, the participants do not receive the shares.

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

The table below discloses the status of the service-based restricted shares during 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Service-Based Restricted Stock
Nonvested - December 31, 2015	534,619	$50.95
Granted	188,921	48.57
Canceled	(49,058)	50.56
Vested	(149,967)	48.82

Nonvested - December 31, 2016	524,515	$50.74

As of December 31, 2016, there was $16.0 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 2.7 years. Total fair value of shares vested during the year ended December 31, 2016, 2015, and 2014 was $7.4 million, $7.2 million, and $5.6 million, respectively.

The table below discloses the status of the performance-based restricted shares during 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance-Based Restricted Stock
Nonvested - December 31, 2015	101,934	$51.27
Granted	62,725	47.68
Canceled	(22,507)	50.36
Vested	(23,466)	45.58

Nonvested - December 31, 2016	118,686	$50.67

As of December 31, 2016, there was $2.6 million of unrecognized compensation cost related to the nonvested shares. The cost is expected to be recognized over a period of 1.8 years. Total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014, was $1.0 million, $1.9 million and $2.3 million, respectively.

The non-qualified stock options carry a service requirement and grants issued prior to 2016 will vest 50 percent after three years, 75 percent after four years and 100 percent after five years, while grants issued in 2016 will vest 50 percent after two years, 75 percent after three years and 100 percent after four years.

The table below discloses the information relating to non-qualified option activity in 2016 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2015	1,339,747	$45.73
Granted	244,076	47.68
Canceled	(88,183)	50.93
Expired	(17,037)	45.46
Exercised	(314,754)	40.72

Outstanding - December 31, 2016	1,163,849	$47.10	6.3	$34,937,533

Exercisable - December 31, 2016	407,366	$40.86	3.8	$14,772,695

The Company uses the Black-Scholes pricing model to determine the fair value of its options. The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

	2016	2015	2014
Black-Scholes pricing model:
Weighted average fair value of the granted option	$9.90	$11.95	$13.03
Weighted average risk-free interest rate	1.30%	1.62%	1.77%
Expected option life in years	6.25	6.25	6.25
Expected volatility	25.71%	26.73%	24.87%
Expected dividend yield	2.02%	1.74%	1.53%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant-date fair value of options granted during the years 2016, 2015, and 2014 was $9.90, $11.95, and $13.03, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was $5.8 million, $2.6 million and $3.7 million, respectively. As of December 31, 2016, there was $4.7 million of unrecognized compensation cost related to the nonvested options. The cost is expected to be recognized over a period of 2.7 years.

Cash received from options exercised under all share based compensation plans was $15.8 million, $10.5 million, and $8.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. The tax benefit realized for stock options exercised was $1.1 million in 2016. This 2016 tax benefit was recognized in the Company’s Consolidated Statements of Income due to the Company’s adoption of ASU No. 2016-09 with an effective date of January 1, 2016. See further discussion of this ASU in Note 2, “New Accounting Pronouncements.” The tax benefit realized for stock options exercised was $0.9 million in 2015 and $1.9 million in 2014, both of which were recognized in the Company’s Consolidated Statements of Changes in Shareholder’s Equity.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary repurchases of common shares in an amount that exceeds stock option exercise activity. See a description of the Company’s share repurchase plan in Note 13, “Common Stock and Earnings Per Share,” in the Notes to the Consolidated Financial Statements provided in Item 8, page 99 of this report.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following three reportable segments (collectively, “Business Segments”): Bank, Institutional Investment Management, and Asset Servicing. Business segment financial results produced by the Company’s internal management reporting system are evaluated regularly by senior executive officers in deciding how to allocate resources and assess performance for individual Business Segments. Previously, the Company had the following four Business Segments: Bank, Institutional Investment Management, Asset Servicing, and Payment Solutions. In the first quarter of 2016, the Company merged the Payments Solutions segment into the Bank segment to better reflect how the core businesses, products and services are being evaluated by management currently. The Company’s Payment Solutions leadership structure and financial performance assessments are now included in the Bank segment, and accordingly, the reportable segments were realigned to reflect these changes. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2016. Previously reported results have been reclassified to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Line of business/segment financial results were as follows (in thousands):

	Year Ended December 31, 2016
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$484,716	$—	$10,607	$495,323
Provision for loan losses	32,500	—	—	32,500
Noninterest income	311,309	75,822	88,944	476,075
Noninterest expense	577,683	73,442	80,769	731,894

Income before taxes	185,842	2,380	18,782	207,004
Income tax expense	43,039	798	4,366	48,203

Net income	$142,803	$1,582	$14,416	$158,801

Average assets	$18,314,000	$61,000	$1,218,000	$19,593,000

	Year Ended December 31, 2015
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$406,884	$—	$5,183	$412,067
Provision for loan losses	15,500	—	—	15,500
Noninterest income	279,897	95,064	91,493	466,454
Noninterest expense	552,514	71,498	79,724	703,736

Income before taxes	118,767	23,566	16,952	159,285
Income tax expense	32,208	6,469	4,535	43,212

Net income	$86,559	$17,097	$12,417	$116,073

Average assets	$16,732,000	$69,000	$985,000	$17,786,000

	Year Ended December 31, 2014
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$344,604	$—	$5,451	$350,055
Provision for loan losses	17,000	—	—	17,000
Noninterest income	278,624	131,258	88,806	498,688
Noninterest expense	498,047	92,077	75,556	665,680

Income before taxes	108,181	39,181	18,701	166,063
Income tax expense	31,884	10,094	3,430	45,408

Net income	$76,297	$29,087	$15,271	$120,655

Average assets	$14,524,000	$73,000	$1,402,000	$15,999,000

13. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2016 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance December 31, 2013	55,056,730	(9,835,493)
Purchase of Treasury Stock	—	(130,197)
Sale of Treasury Stock	—	15,320
Issued for stock options & restricted stock	—	425,828

Balance December 31, 2014	55,056,730	(9,524,542)
Common stock issuance for acquisition		3,470,478
Purchase of Treasury Stock	—	(225,894)
Sale of Treasury Stock	—	19,695
Issued for stock options & restricted stock	—	599,899

Balance December 31, 2015	55,056,730	(5,660,364)
Purchase of Treasury Stock	—	(399,677)
Sale of Treasury Stock	—	21,036
Issued for stock options & restricted stock	—	655,331

Balance December 31, 2016	55,056,730	(5,383,674)

As noted in the table above, in 2015, the Company issued 3.5 million shares to the owners of Marquette for the purchase of all of the outstanding shares of Marquette. The owners of Marquette as of the close of business on the Acquisition Date received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned on that date. The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing price of the Company’s stock of $51.79 per share on May 29, 2015.

The Board approved a plan to repurchase up to 2 million shares of common stock annually at its 2013, 2014, 2015 and 2016 meetings. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through these plans.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31,
	2016	2015	2014
Weighted average basic common shares outstanding	48,828,313	47,126,252	44,844,578
Dilutive effect of stock options and restricted stock	448,742	453,082	600,705

Weighted average diluted common shares outstanding	49,277,055	47,579,334	45,445,283

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to five years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2016 and 2015, was $376.6 million and $360.5 million, respectively. As of December 31, 2016 and 2015, standby letters of credit totaling $67.4 million and $63.1 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. As of December 31, 2016 and 2015, there were no notional amounts outstanding for these contracts. Open futures contract positions average notional amount was $0.4 million and $2.0 million during the years ended December 31, 2016 and 2015, respectively. Net futures activity resulted in losses of $142 thousand and gains of $35 thousand and losses of $319 thousand for 2016, 2015, and 2014, respectively. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2016, contracts to purchase and to sell foreign currency averaged approximately $40.5 million compared to $89.6 million during 2015. The net gains on these foreign exchange contracts for 2016, 2015 and 2014 were $1.6 million, $1.8 million and $1.7 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas. At December 31, 2016, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31,
(in thousands)	2016	2015
Commitments to extend credit for loans (excluding credit card loans)	$6,471,404	$6,671,794
Commitments to extend credit under credit card loans	2,798,433	2,986,581
Commercial letters of credit	1,098	11,541
Standby letters of credit	376,617	360,468
Forward contracts	49,352	75,611
Spot foreign exchange contracts	3,725	10,391

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

The following table summarizes the net assets acquired (at fair value) and consideration transferred for Marquette (in thousands, except for per share data):

Fair Value May 31, 2015
Assets
Loans	$980,404
Investment securities	177,694
Cash and due from banks	95,351
Premises and equipment, net	11,508
Identifiable intangible assets	14,881
Other assets	32,336

Total assets acquired	1,312,174
Liabilities
Noninterest-bearing deposits	226,161
Interest-bearing deposits	708,675
Short-term debt	112,133
Long-term debt	89,971
Other liabilities	14,135

Total liabilities assumed	1,151,075
Net identifiable assets acquired	161,099
Preliminary goodwill	18,638

Net assets acquired	$179,737

Consideration:
Company’s common shares issued	3,470
Purchase price per share of the Company’s common stock	$51.79

Fair value of total consideration transferred	$179,737

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

The amount of goodwill arising from the acquisition reflects the Company’s increased market share and related synergies that are expected to result from combining the operations of UMB and Marquette. All of the goodwill was assigned to the Bank segment. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized but will be subject to at least an annual impairment test. As the Company acquired tax deductible goodwill in excess of the amount reported in the Consolidated Financial Statements, the goodwill is expected to be deductible for tax purposes. The fair value of the acquired identifiable intangible assets of $14.9 million was comprised of a core deposit intangible of $11.0 million, customer lists of $2.9 million and non-compete agreements of $1.0 million.

The results of Marquette are included in the results of the Company subsequent to the Acquisition Date.For the year ended December 31, 2016, acquisition expenses recognized in Noninterest expense in the Company’s Consolidated Statements of Income totaled $4.8 million. This total included $896 thousand of severance in Salaries and employee benefits and $1.7 million in Legal and consulting fees. For the year ended December 31, 2015, acquisition expenses recognized in Noninterest expense totaled $9.8 million. This total included $2.4 million of severance in Salaries and employee benefits and $4.8 million in Legal and consulting fees.

16. INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 23.3 percent in 2016, 27.1 percent in 2015, and 27.3 percent in 2014. These percentages are computed by dividing Income tax expense by Income before income taxes from the Consolidated Statements of Income.

Income tax expense includes the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax
Federal	$43,619	$44,469	$54,560
State	1,828	3,591	2,304

Total current tax expense	45,447	48,060	56,864
Deferred tax
Federal	2,332	(3,697)	(11,448)
State	424	(1,151)	(8)

Total deferred tax expense (benefit)	2,756	(4,848)	(11,456)

Total tax expense	$48,203	$43,212	$45,408

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 35% to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax expense	$72,451	$55,750	$58,122
Tax-exempt interest income	(20,196)	(15,405)	(13,861)
Tax-exempt life insurance related income	(3,405)	(932)	(443)
State and local income taxes, net of federal tax benefits	1,462	1,599	1,403
Federal tax credits, net of amortization of LIHTC(1) benefits	(2,480)	(688)	(623)
Other	371	2,888	810

Total tax expense	$48,203	$43,212	$45,408

(1)	Low income housing tax credits

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different. The Company is currently not under federal audit by the Internal Revenue Service. The Company is in the examination process with one state taxing authority for tax years 2012, 2013 and 2014. The Company believes the aggregate amount of any additional liabilities that may result from this examination, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net unrealized loss on securities available for sale	$34,998	$2,198
Loans, principally due to allowance for loan losses	40,564	35,400
Stock-based compensation	7,824	7,363
Accrued expenses	37,263	33,012
Intangibles	—	2,432
Miscellaneous	4,587	4,196

Total deferred tax assets before valuation allowance	125,236	84,601
Valuation allowance	(2,860)	(2,850)

Total deferred tax assets	122,376	81,751

Deferred tax liabilities:
Land, buildings and equipment	(31,335)	(25,143)
Original issue discount	(4,507)	(4,328)
Partnership investments	(3,776)	(3,933)
Trust preferred securities	(13,780)	(14,209)
Intangibles	(3,623)	—
Miscellaneous	(7,148)	(6,651)

Total deferred tax liabilities	(64,169)	(54,264)

Net deferred tax asset	$58,207	$27,487

The Company had various state net operating loss carryforwards of approximately $0.7 million as of December 31, 2016. These net operating losses expire at various times between 2017 and 2036. The Company has a full valuation allowance for these state net operating losses as they are not expected to be realized. In addition, the Company has a valuation allowance of $2.2 million to reduce certain other state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax asset at December 31, 2016 and December 31, 2015 is included in the Other assets line of the Company’s Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2013 in the jurisdictions in which it files.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $4.4 million and $4.7 million at December 31, 2016 and 2015, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $2.9 million and $3.0 million at December 31, 2016 and December 31, 2015, respectively. The unrecognized tax benefits related to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015
Unrecognized tax benefits - opening balance	$4,680	$4,025
Gross decreases - tax positions in prior period	(269)	(31)
Gross increases - current-period tax positions	924	1,193
Lapse of statute of limitations	(960)	(507)

Unrecognized tax benefits - ending balance	$4,375	$4,680

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2016 and 2015. The Company’s derivative assets and derivative liabilities are located within Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2016 and December 31, 2015 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
	2016	2015	2016	2015
Fair value
Interest Rate Products:
Derivatives not designated as hedging instruments	$10,555	$11,700	$10,581	$11,921
Derivatives designated as hedging instruments	318	603	748	337

Total	$10,873	$12,303	$11,329	$12,258

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2016, the Company had two interest rate swaps with a notional amount of $15.8 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2016, the Company recognized net gains of $5 thousand in other noninterest expense related to hedge ineffectiveness. The Company recognized no net gains or losses related to hedge ineffectiveness during the year ended December 31, 2015.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2016, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV. For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. During the years ended December 31, 2016 and 2015, the Company recognized net losses of $516 thousand and $10 thousand, respectively, in AOCI for the effective portion of the change in fair value of these cash flow hedges. During the years ended December 31, 2016 and 2015, the Company did not record any hedge ineffectiveness in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018. As of December 31, 2016, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 19.75 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented in 2010. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2016, the Company had 54 interest rate swaps with an aggregate notional amount of $633.9 million related to this program. During the years ended December 31, 2016 and 2015, the Company recognized net gains of $195 thousand and net losses of $110 thousand, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of December 31, 2016 and December 31, 2015 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended
	December 31,
	2016	2015
Interest Rate Products
Derivatives not designated as hedging instruments	$195	$(110)

Total	$195	$(110)

Interest Rate Products
Derivatives designated as fair value hedging instruments
Fair value adjustments on derivatives	$(181)	$(234)
Fair value adjustments on hedged items	186	234

Total	$5	$—

This table provides a summary of the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative asset and liability as of December 31, 2016 and December 31, 2015 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	For the Year Ended
	December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Interest rate products
Derivatives designed as cash flow hedging instruments	$(516)	$(10)

Total	$(516)	$(10)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $9.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$—	$—	$—	$—
U.S. Agencies	1,306	—	1,306	—
Mortgage-backed	313	—	313	—
State and political subdivisions	9,295	—	9,295	—
Trading - other	28,622	28,495	127	—

Trading securities	39,536	28,495	11,041	—

U.S. Treasury	93,826	93,826	—	—
U.S. Agencies	198,177	—	198,177	—
Mortgage-backed	3,711,699	—	3,711,699	—
State and political subdivisions	2,395,757	—	2,395,757	—
Corporates	66,875	66,875	—	—

Available for sale securities	6,466,334	160,701	6,305,633	—
Company-owned life insurance	41,333	—	41,333	—
Bank-owned life insurance	209,686	—	209,686
Derivatives	10,873	—	10,873	—

Total	$6,767,762	$189,196	$6,578,566	$—

Liabilities
Deferred compensation	$42,797	$42,797	$—	$—
Derivatives	11,329	—	11,329	—

Total	$54,126	$42,797	$11,329	$—

	Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$400	$400	$—	$—
U.S. Agencies	1,309	—	1,309	—
Mortgage-backed	—	—	—	—
State and political subdivisions	10,200	—	10,200	—
Trading - other	17,708	17,708	—	—

Trading securities	29,617	18,108	11,509	—

U.S. Treasury	349,779	349,779	—	—
U.S. Agencies	666,389	—	666,389	—
Mortgage-backed	3,572,446	—	3,572,446	—
State and political subdivisions	2,138,413	—	2,138,413	—
Corporates	79,922	79,922	—	—

Available for sale securities	6,806,949	429,701	6,377,248	—
Company-owned life insurance	31,205	—	31,205	—
Bank-owned life insurance	202,991	—	202,991
Derivatives	12,303	—	12,303	—

Total	$7,083,065	$447,809	$6,635,256	$—

Liabilities
Deferred compensation	$32,937	$32,937	$—	$—
Contingent consideration liability	17,718	—	—	17,718
Derivatives	12,258	—	12,258	—

Total	$62,913	$32,937	$12,258	$17,718

The following table reconciles the beginning and ending fair value of balances of the contingent consideration liability (in thousands):

	December 31,
	2016	2015
Beginning balance	$17,718	$53,411
Payment of contingent consideration on acquisitions	(17,784)	(32,685)
Income from fair value adjustments	—	(3,008)
Expense from fair value adjustments	66	—

Ending balance	$—	$17,718

Valuation methods for instruments measured at fair value on a recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a recurring basis:

Trading Securities Fair values for trading securities (including financial futures), are based on quoted market prices where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

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

Contingent Consideration The fair value of contingent consideration liabilities are derived from a discounted cash flow model of future contingent payments. The valuation of these liabilities are estimated by a collaborative effort of the Company’s mergers and acquisitions group, business unit management, and the corporate accounting group. These future contingent payments are calculated based on probability-weighted estimates of future cash flows from each acquisition over the term of the contingent consideration arrangement. In order to determine the fair value estimate for contingent consideration, the present value of probability-weighted cash flow is calculated using the applicable discount rate. Potential valuation adjustments are made as future income and expense projections for each acquisition are made which affect the calculation of the related contingent consideration payment. These adjustments are recorded through noninterest expense.

Assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015 (in thousands):

		Fair Value Measurement at December 31, 2016 Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$23,757	$—	$—	$23,757	$(2,070)
Other real estate owned	89	—	—	89	—

Total	$23,846	$—	$—	$23,846	$(2,070)

		Fair Value Measurement at December 31, 2015 Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$22,885	$—	$—	$22,885	$(3,957)
Other real estate owned	3,269	—	—	3,269	—

Total	$26,154	$—	$—	$26,154	$(3,957)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at December, 31, 2016 and 2015 are as follows (in thousands):

	Fair Value Measurement at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,462,267	$1,138,850	$323,417	$—	$1,462,267
Securities available for sale	6,466,334	160,701	6,305,633	—	6,466,334
Securities held to maturity	1,115,932	—	1,106,068	—	1,106,068
Trading securities	39,536	28,495	11,041	—	39,536
Other securities	68,306	—	68,306	—	68,306
Loans (exclusive of allowance for loan loss)	10,545,662	—	10,572,292	—	10,572,292
Derivatives	10,873	—	10,873	—	10,873
FINANCIAL LIABILITIES
Demand and savings deposits	15,434,893	15,434,893		—	15,434,893
Time deposits	1,135,721	—	1,135,721	—	1,135,721
Other borrowings	1,856,937	419,843	1,437,094	—	1,856,937
Long-term debt	76,772	—	77,025	—	77,025
Derivatives	11,329	—	11,329	—	11,329
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,603,807
Commercial letters of credit					142,383
Standby letters of credit					2,526,859

	Fair Value Measurement at December 31, 2015 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,154,721	$997,031	$157,690	$—	$1,154,721
Securities available for sale	6,806,949	429,701	6,377,248	—	6,806,949
Securities held to maturity	667,106	—	691,379	—	691,379
Trading securities	29,617	18,108	11,509	—	29,617
Other securities	65,198	—	65,198	—	65,198
Loans (exclusive of allowance for loan loss)	9,431,350	—	9,452,121	—	9,452,121
Derivatives	12,303	—	12,303	—	12,303
FINANCIAL LIABILITIES
Demand and savings deposits	13,836,867	13,836,867			13,836,867
Time deposits	1,255,885	—	1,255,885	—	1,255,885
Other borrowings	1,823,071	66,855	1,756,216	—	1,823,071
Long-term debt	86,070	—	86,379	—	86,379
Derivatives	12,258	—	12,258	—	12,258
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4,925,820
Commercial letters of credit					200,550
Standby letters of credit					2,550,928

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2016 and 2015.

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

19. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2016	2015
ASSETS
Investment in subsidiaries:
Banks	$1,662,326	$1,596,292
Non-banks	214,633	214,181

Total investment in subsidiaries	1,876,959	1,810,473
Goodwill on purchased affiliates	5,011	5,011
Cash	65,254	74,432
Securities available for sale and other	90,759	79,635

Total assets	$2,037,983	$1,969,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$67,256	$66,158
Accrued expenses and other	8,343	9,699

Total liabilities	75,599	75,857

Shareholders’ equity	1,962,384	1,893,694

Total liabilities and shareholders’ equity	$2,037,983	$1,969,551

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2016	2015	2014
INCOME
Dividends and income received from subsidiaries	$54,000	$27,913	$31,000
Service fees from subsidiaries	43,150	44,350	35,206
Other	4,207	891	2,504

Total income	101,357	73,154	68,710
EXPENSE
Salaries and employee benefits	38,198	41,019	33,556
Other	20,436	22,051	17,037

Total expense	58,634	63,070	50,593
Income before income taxes and equity in undistributed earnings of subsidiaries	42,723	10,084	18,117
Income tax benefit	(6,085)	(5,301)	(5,227)

Income before equity in undistributed earnings of subsidiaries	48,808	15,385	23,344
Equity in undistributed earnings of subsidiaries:
Banks	119,551	95,942	94,833
Non-Banks	(9,558)	4,746	2,478
Net income	$158,801	$116,073	$120,655

Other comprehensive (loss) income	(53,824)	(14,724)	43,646

Comprehensive income	$104,977	$101,349	$164,301

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$158,801	$116,073	$120,655
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(163,993)	(128,601)	(128,311)
Dividends received from subsidiaries	54,000	27,913	31,000
Depreciation and amortization	457	332	154
Equity based compensation	11,735	10,751	9,661
Net tax benefit related to equity compensation plans	1,073	944	1,880
Changes in other assets and liabilities, net	(11,717)	220	(9,071)
Net cash provided by operating activities	50,356	27,632	25,968

INVESTING ACTIVITIES
Net capital investment in subsidiaries	(10,006)	(16,513)	(24,200)
Net cash activity from acquisition	—	24,962	—
Net (increase) decrease in securities available for sale	(1,034)	211	6,397
Net cash (used in) provided by investing activities	(11,040)	8,660	(17,803)

FINANCING ACTIVITIES
Cash dividends paid	(49,038)	(45,967)	(41,364)
Proceeds from exercise of stock options and sales of treasury stock	16,911	11,606	8,966
Purchases of treasury stock	(16,367)	(8,457)	(5,741)

Net cash used in financing activities	(48,494)	(42,818)	(38,139)

Net decrease in cash	(9,178)	(6,526)	(29,974)

Cash and cash equivalents at beginning of period	74,432	80,958	110,932

Cash and cash equivalents at end of period	$65,254	$74,432	$80,958

20. SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2016	March 31 (1)	June 30 (1)	Sept 30	Dec 31
Interest income	$124,086	127,897	132,038	139,010
Interest expense	6,194	6,687	7,273	7,554

Net interest income	117,892	121,210	124,765	131,456
Provision for loan losses	5,000	7,000	13,000	7,500
Noninterest income	116,350	121,447	121,948	116,330
Noninterest expense	180,444	185,343	179,783	186,324
Income tax expense	12,395	12,796	11,984	11,028

Net income	$36,403	37,518	41,946	42,934

2015	March 31	June 30	Sept 30	Dec 31
Interest income	$93,953	$101,884	$115,229	$119,615
Interest expense	3,595	4,524	5,334	5,161

Net interest income	90,358	97,360	109,895	114,454
Provision for loan losses	3,000	5,000	2,500	5,000
Noninterest income	125,207	119,550	109,098	112,599
Noninterest expense	164,413	171,964	185,279	182,080
Income tax expense	14,387	9,732	8,763	10,330

Net income	$33,765	$30,214	$22,451	$29,643

Per Share	Three Months Ended
2016	March 31 (1)	June 30 (1)	Sept 30	Dec 31
Net income - basic	$0.75	0.77	0.86	0.88
Net income - diluted	0.75	0.77	0.85	0.87
Dividend	0.245	0.245	0.245	0.255
Book value	39.38	40.44	40.86	39.51

Per Share
2015	March 31	June 30	Sept 30	Dec 31
Net income - basic	$0.75	$0.65	$0.46	$0.61
Net income - diluted	0.74	0.65	0.46	0.60
Dividend	0.235	0.235	0.235	0.245
Book value	36.76	37.68	38.56	38.34

(1)	During the third quarter of 2016, the Company early adopted ASU No. 2016-09 with an effective date of January 1, 2016. As part of the adoption of this standard, the Company made an accounting policy election to account for stock compensation forfeitures on an actual basis and discontinue the use of an estimated forfeiture approach. This change required a modified retrospective adoption, via a cumulative effect adjustment and recasting of first quarter and second quarter 2016 operating results. The impact of this adoption was an increase to net income of $158 thousand and $220 thousand for the first and second quarters, respectively. Additionally, basic and diluted net income per share increased $0.01 for both periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting Management of the Company is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, and effected by the Board, management and other personnel, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control—Integrated Framework (2013). Because this assessment was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), it included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

Based on the evaluation under the framework in Internal Control - Integrated Framework (2013), the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that internal control over financial reporting was effective at the end of the period covered by this report on Form 10-K. KPMG LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of internal control over financial reporting at the end of the period covered by this report. KPMG LLP’s attestation report is set forth below.

Changes in Internal Control Over Financial Reporting As a result of the acquisition of Marquette, we continue to integrate certain business processes and systems of Marquette. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. Other than the changes noted above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls during the last quarter of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

UMB Financial Corporation:

We have audited UMB Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UMB Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri

February 23, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K (pages 9 through 11) under the caption “Executive Officers of the Registrants.”

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption “Proposal #1: Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017 (the 2017 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2016.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption “Corporate Governance – Committees of the Board of Directors – Audit Committee” of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2016.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2016.

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its chief executive officer, chief financial officer and chief accounting officer. You can find the Company’s code of ethics on its website by going to the following address: www.umb.com/aboutumb/investorrelations. The Company will post any amendments to the code of ethics, as well as any waivers that are required to be disclosed, under the rules of either the SEC or NASDAQ. A copy of the code of ethics will be provided, at no charge, to any person requesting the same, by written notice sent to the Company’s Corporate Secretary, 6th floor, 1010 Grand Blvd., Kansas City, Missouri 64106.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation section of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company’s 2017 Proxy Statement to information to be included under the caption “Stock Ownership - Principal Shareholders,” which will be provided to shareholders within 120 days after December 31, 2016.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2016, under the caption “Stock Beneficially Owned by Directors and Nominees and Executive Officers.”

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2002 Incentive Stock Option Plan	91,461	$39.63	None
2005 Long Term Incentive Plan	1,163,849	47.10	4,849,245
Equity compensation plans not approved by security holders	None	None	None

Total	1,255,310	$46.56	4,849,245

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 94 through 97 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance - Certain Transactions” and “Corporate Governance – Director Independence” of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption “Proposal #2: Ratification of Selection of Independent Public Accountants” of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the Three Years Ended December 31, 2016

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2016

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2016

Consolidated Statements of Changes in Shareholders’ Equity for the Three Years Ended December 31, 2016

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K:

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of October 28, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K and filed with the Commission on November 3, 2014).

4	Description of the Registrant’s common stock in Amendment No. 1 on Form 8 to its General Form for Registration of Securities on Form 10 dated March 5, 1993. The following portions of those documents define some of the rights of the holders of the Registrant’s common stock, par value $1.00 per share: Articles III (authorized shares), X (amendment of the Bylaws) and XI (amendment of the Articles of Incorporation) of the Articles of Incorporation and Articles II (shareholder meetings), Sections 2 (number and classes of directors) and 3 (election and removal of directors) of Article III, Section 1(stock certificates) of Article VII and Section 4 (indemnification) of Article IX of the By-laws.

10.1	2002 Incentive Stock Option Plan, amended and restated as of April 22, 2008 (incorporated by reference to Appendix B of the Company’s Proxy Statement for the Company’s April 22, 2008 Annual Meeting filed with the Commission on March 17, 2008).

10.2	UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of April 23, 2013 (incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 23, 2013 Annual Meeting filed with the Commission on March 13, 2013).

10.3	Deferred Compensation Plan, dated as of April 20, 1995 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 12, 2003).

10.4	UMBF 2005 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005).

10.5	Scout Investments Retention and Annual Performance Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012).

10.6	Annual Variable Pay Plan Scout Investments/Leadership, January 1, 2014 – December 31, 2014 for Andrew Iseman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2014).

10.7	Annual Variable Pay Plan UMB Fund Services/Leadership, January 1, 2014-December 31, 2014 for John Zader (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2014).

10.8	Employment offer letter between the Company and Jennifer Payne dated December 11, 2016 (incorporated by reference to Exhibit 10.11 to Company’s Form 10-K filed on February 25, 2016).

10.9	Form of 2016 Performance-Based Restricted Stock Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on August 2, 2016).

10.10	Form of 2016 Service-Based Restricted Stock Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on August 2, 2016).

10.11	Form of 2016 Stock Option Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q filed with the Commission on August 2, 2016).

10.12	Employment offer letter between the Company and John Pauls dated June 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10Q filed with the Commission on August 2, 2016).

10.13	Employment Offer Letter for Ram Shankar (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2016).

10.14	Relocation Assistance Agreement for Ram Shankar (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2016).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of Independent Auditors – KPMG LLP filed herewith.

24.1	Power of Attorney filed herewith.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance filed herewith.

101.SCH	XBRL Taxonomy Extension Schema filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation filed herewith.

101.DEF	XBRL Taxonomy Extension Definition filed herewith.

101.LAB	XBRL Taxonomy Extension Labels filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2017.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper

J. Mariner Kemper

Chairman of the Board,

Chief Executive Officer

/s/ Ram Shankar

Ram Shankar

Chief Financial Officer

/s/ Brian J. Walker

Brian J. Walker

Chief Accounting Officer

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Robin C. Beery	Director	Nancy K. Buese	Director
Robin C. Beery		Nancy K. Buese

Kevin C. Gallagher	Director	Terrence P. Dunn	Director
Kevin C. Gallagher		Terrence P. Dunn

Alexander C. Kemper	Director	Gregory M. Graves	Director
Alexander C. Kemper		Gregory M. Graves

Thomas D. Sanders	Director	Kris A. Robbins	Director
Thomas D. Sanders		Kris A. Robbins

Paul Uhlmann III	Director	L. Joshua Sosland	Director
Paul Uhlmann III		L. Joshua Sosland

Timothy R. Murphy	Director	Leroy J. Williams	Director
Timothy R. Murphy		Leroy J. Williams

		/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer
J. Mariner Kemper
Attorney-in-Fact for each director