Form 10-Q
period 2017-03-31
UMB FINANCIAL CORP
filed 2017-05-02
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 27, 2017, UMB Financial Corporation had 49,851,395 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Loans:	$10,757,236	$10,540,383
Allowance for loan losses	(93,323)	(91,649)

Net loans	10,663,913	10,448,734
Loans held for sale	1,934	5,279
Investment securities:
Available for sale	6,551,593	6,466,334
Held to maturity (fair value of $1,114,163 and $1,106,027, respectively)	1,206,639	1,115,932
Trading securities	75,494	39,536
Other securities	67,910	68,306

Total investment securities	7,901,636	7,690,108

Federal funds sold and securities purchased under agreements to resell	196,467	324,327
Interest-bearing due from banks	374,570	715,823
Cash and due from banks	373,671	422,117
Premises and equipment, net	282,398	289,007
Accrued income	97,035	99,045
Goodwill	228,396	228,396
Other intangibles, net	31,622	34,491
Other assets	424,495	425,205

Total assets	$20,576,137	$20,682,532

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,202,246	$6,654,584
Interest-bearing demand and savings	8,622,219	8,780,309
Time deposits under $250,000	594,967	613,589
Time deposits of $250,000 or more	475,752	522,132

Total deposits	15,895,184	16,570,614
Federal funds purchased and repurchase agreements	2,390,364	1,856,937
Long-term debt	76,104	76,772
Accrued expenses and taxes	142,987	172,967
Other liabilities	60,620	42,858

Total liabilities	18,565,259	18,720,148

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued, and 49,850,194 and 49,673,056 shares outstanding, respectively	55,057	55,057
Capital surplus	1,033,225	1,033,419
Retained earnings	1,174,587	1,142,887
Accumulated other comprehensive loss, net	(44,159)	(57,542)
Treasury stock, 5,206,536 and 5,383,674 shares, at cost, respectively	(207,832)	(211,437)

Total shareholders’ equity	2,010,878	1,962,384

Total liabilities and shareholders’ equity	$20,576,137	$20,682,532

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Loans	$106,560	$90,544
Securities:
Taxable interest	19,190	19,357
Tax-exempt interest	17,183	12,735

Total securities income	36,373	32,092
Federal funds and resell agreements	919	507
Interest-bearing due from banks	551	891
Trading securities	287	52

Total interest income	144,690	124,086

INTEREST EXPENSE
Deposits	5,966	4,055
Federal funds and repurchase agreements	3,469	1,230
Other	940	909

Total interest expense	10,375	6,194

Net interest income	134,315	117,892
Provision for loan losses	9,000	5,000

Net interest income after provision for loan losses	125,315	112,892

NONINTEREST INCOME
Trust and securities processing	60,404	59,485
Trading and investment banking	7,542	4,630
Service charges on deposit accounts	22,075	21,461
Insurance fees and commissions	646	1,497
Brokerage fees	5,377	4,185
Bankcard fees	17,752	18,016
Gain on sales of securities available for sale, net	468	2,933
Equity losses on alternative investments	(614)	(381)
Other	7,130	4,524

Total noninterest income	120,780	116,350

NONINTEREST EXPENSE
Salaries and employee benefits	113,834	106,850
Occupancy, net	11,148	10,972
Equipment	17,668	16,282
Supplies and services	4,281	4,949
Marketing and business development	4,503	4,441
Processing fees	11,301	11,462
Legal and consulting	5,300	4,799
Bankcard	4,903	5,815
Amortization of other intangible assets	2,869	3,226
Regulatory fees	3,833	3,429
Other	9,126	8,219

Total noninterest expense	188,766	180,444

Income before income taxes	57,329	48,798
Income tax expense	13,148	12,395

NET INCOME	$44,181	$36,403

PER SHARE DATA
Net income – basic	$0.90	$0.75
Net income – diluted	0.89	0.74
Dividends	0.255	0.245
Weighted average shares outstanding – basic	49,109,872	48,756,433
Weighted average shares outstanding – diluted	49,829,508	49,016,400

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$44,181	$36,403
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	22,271	65,312
Less: Reclassifications adjustment for gains included in net income	(468)	(2,933)

Change in unrealized gains on securities during the period	21,803	62,379
Change in unrealized gains (losses) on derivative hedges	246	(4,140)

Income tax expense	(8,666)	(22,053)

Other comprehensive income	13,383	36,186

Comprehensive income	$57,564	$72,589

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance - January 1, 2016	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694
Total comprehensive income	—	—	36,403	36,186	—	72,589
Dividends ($0.245 per share)	—	—	(12,104)	—	—	(12,104)
Purchase of treasury stock	—	—	—	—	(12,880)	(12,880)
Issuance of equity awards	—	(6,199)	—	—	6,628	429
Recognition of equity based compensation	—	2,047	—	—	—	2,047
Sale of treasury stock	—	123	—	—	140	263
Exercise of stock options	—	1,294	—	—	2,519	3,813

Cumulative effect adjustment (1)	—	1,338	(856)	—	—	482

Balance – March 31, 2016	$55,057	$1,018,492	$1,057,433	$32,468	$(215,117)	$1,948,333

Balance - January 1, 2017	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384
Total comprehensive income	—	—	44,181	13,383	—	57,564
Dividends ($0.255 per share)	—	—	(12,481)	—	—	(12,481)
Purchase of treasury stock	—	—	—	—	(4,028)	(4,028)
Issuance of equity awards	—	(4,140)	—	—	4,611	471
Recognition of equity based compensation	—	2,861	—	—	—	2,861
Sale of treasury stock	—	150	—	—	117	267
Exercise of stock options	—	935	—	—	2,905	3,840

Balance – March 31, 2017	$55,057	$1,033,225	$1,174,587	$(44,159)	$(207,832)	$2,010,878

See Notes to Consolidated Financial Statements.

(1)	See Note 3, “New Accounting Pronouncements,” for a discussion of the Company’s adoption of ASU 2016-09.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net income	$44,181	$36,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,000	5,000
Net accretion of premiums and discounts from acquisition	(838)	(604)
Depreciation and amortization	14,375	13,705
Deferred income tax benefit	(322)	(1,417)
Net (increase) decrease in trading securities and other earning assets	(35,278)	3,219
Gains on sales of securities available for sale	(468)	(2,933)
Gains on sales of assets	(1,020)	(268)
Amortization of securities premiums, net of discount accretion	12,081	14,553
Originations of loans held for sale	(10,818)	(14,345)
Net gains on sales of loans held for sale	(299)	(199)
Proceeds from sales of loans held for sale	14,462	10,303
Equity based compensation	3,332	2,476
Net tax benefit (deficiency) related to equity compensation plans	1,783	(34)
Changes in:
Accrued income	2,010	125
Accrued expenses and taxes	(29,980)	(40,297)
Other assets and liabilities, net	(5,533)	2,025

Net cash provided by operating activities	16,668	27,712

Investing Activities
Proceeds from maturities of securities held to maturity	16,682	8,672
Proceeds from sales of securities available for sale	86,069	282,031
Proceeds from maturities of securities available for sale	405,500	391,494
Purchases of securities held to maturity	(108,215)	(146,670)
Purchases of securities available for sale	(550,920)	(702,529)
Net increase in loans	(222,959)	(274,053)
Net decrease in fed funds sold and resell agreements	127,860	2,803
Net decrease in interest bearing balances due from other financial institutions	22,362	33,693
Purchases of premises and equipment	(4,985)	(8,499)
Proceeds from sales of premises and equipment	173	680

Net cash used in investing activities	(228,433)	(412,378)

Financing Activities
Net (decrease) increase in demand and savings deposits	(610,428)	543,871
Net decrease in time deposits	(65,002)	(217,851)
Net increase (decrease) in fed funds purchased and repurchase agreements	533,427	(136,339)
Repayment of long-term debt	(938)	(1,092)
Payment of contingent consideration on acquisitions	—	(3,031)
Cash dividends paid	(12,710)	(12,082)
Proceeds from exercise of stock options and sales of treasury shares	4,107	4,076
Purchases of treasury stock	(4,028)	(12,880)

Net cash (used in) provided by financing activities	(155,572)	164,672

Decrease in cash and cash equivalents	(367,337)	(219,994)
Cash and cash equivalents at beginning of period	1,063,967	819,112

Cash and cash equivalents at end of period	$696,630	$599,118

Supplemental Disclosures:
Income taxes paid	$668	$12,146
Total interest paid	10,250	6,539

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

1.    Financial Statement Presentation

The consolidated financial statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments, which were of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2017. The financial statements should be read in conjunction with “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on February 23, 2017 (the Form 10-K).

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statement of Cash Flows as of March 31, 2017 and March 31, 2016 (in thousands):

	March 31,
	2017	2016
Due from the Federal Reserve	$322,959	$273,672
Cash and due from banks	373,671	325,446

Cash and cash equivalents at end of period	$696,630	$599,118

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $51.6 million and $128.3 million at March 31, 2017 and March 31, 2016, respectively.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the dilutive effect of 719,637 and 259,967 shares of common stock issuable upon the exercise of outstanding stock options at March 31, 2017 and 2016, respectively.

Options issued under employee benefit plans to purchase 151,002 and 845,157 shares of common stock were outstanding at March 31, 2017 and 2016, respectively, but were not included in the computation of diluted income per share because the options were anti-dilutive.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

In September 2016, the Company early adopted ASU No. 2016-09 with an effective date of January 1, 2016. As part of the adoption of this standard, the Company made an accounting policy election to account for forfeitures on an actual basis and discontinue the use of an estimated forfeiture approach. Additionally, the Company selected the retrospective transition method for the reclassification of the “Net tax benefit related to equity compensation plans” from the financing section to the operating section of the Company’s Consolidated Statement of Cash Flows. The impact to the Company’s Consolidated Statements of Income for adopting all provisions of the standard was an increase to net income of $158 thousand for the three-month period ended March 31, 2016 and an increase to net income of $220 thousand for the three-month period ended June 30, 2016. Upon adoption, the Company recorded a cumulative effect adjustment to the Company’s Consolidated Balance Sheets of $482 thousand as an increase to total equity. Prior period financial statements as of and for the three-month period ended March 31, 2016 have been recast throughout this document. Prior period financial statements as of and for the three-month and year-to-date periods ended June 30, 2016 will be recast when presented in future filings.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

Underwriting standards for residential real estate and home equity loans are based on the borrower’s loan-to-value percentage and overall credit history.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$15,034	$814	$35,110	$50,958	$4,505,403	$4,556,361
Asset-based	—	—	—	—	230,863	230,863
Factoring	—	—	—	—	158,673	158,673
Commercial – credit card	452	307	5	764	154,327	155,091
Real estate:
Real estate –construction	118	—	93	211	849,421	849,632
Real estate – commercial	1,652	70	15,755	17,477	3,127,847	3,145,324
Real estate – residential	471	—	1,321	1,792	577,201	578,993
Real estate – HELOC	625	—	3,873	4,498	683,909	688,407
Consumer:
Consumer – credit card	2,046	2,154	404	4,604	242,325	246,929
Consumer – other	379	48	33	460	107,820	108,280
Leases	—	—	—	—	38,683	38,683

Total loans	$20,777	$3,393	$56,594	$80,764	$10,676,472	$10,757,236

	December 31, 2016
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$3,285	$49	$35,777	$39,111	$—	$4,371,695	$4,410,806
Asset-based	—	—	—	—	—	225,878	225,878
Factoring	—	—	—	—	—	139,902	139,902
Commercial – credit card	612	10	8	630	—	146,105	146,735
Real estate:
Real estate –construction	3	—	181	184	—	741,620	741,804
Real estate – commercial	1,303	1,004	16,423	18,730		3,147,192	3,165,922
Real estate – residential	1,034	6	1,344	2,384	—	545,966	548,350
Real estate – HELOC	588	—	4,736	5,324	—	706,470	711,794
Consumer:
Consumer – credit card	2,228	2,115	475	4,818	—	265,280	270,098
Consumer – other	1,061	181	11,315	12,557	800	126,205	139,562
Leases	—	—	—	—	—	39,532	39,532

Total loans	$10,114	$3,365	$70,259	$83,738	$800	$10,455,845	$10,540,383

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

The Company had total purchased credit impaired (PCI) loans from its acquisition of Marquette Financial Companies (Marquette) of $800 thousand as of December 31, 2016, all of which were considered to be performing based on payment activity as of December 31, 2016. Of this amount, $713 thousand were current with their payment terms and $87 thousand were between 30-89 days past due.

The Company sold residential real estate loans with proceeds of $14.5 million and $10.3 million in the secondary market without recourse during the periods ended March 31, 2017 and March 31, 2016, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $56.6 million and $70.3 million at March 31, 2017 and December 31, 2016, respectively. Restructured loans totaled $54.1 million and $52.5 million at March 31, 2017 and December 31, 2016. Loans 90 days past due and still accruing interest amounted $3.4 million at both March 31, 2017 and December 31, 2016. There was an insignificant amount of interest recognized on impaired loans during 2017 and 2016.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

This table provides an analysis of the credit risk  profile of each loan class excluded from ASC 310-30 at March 31, 2017 and December 31, 2016 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Non-watch list	$4,162,814	$4,043,704	$204,616	$198,695	$157,777	$139,358
Watch	110,167	99,815	—	—	—	—
Special Mention	53,652	32,240	19,476	24,809	503	129
Substandard	229,728	235,047	6,771	2,374	393	415

Total	$4,556,361	$4,410,806	$230,863	$225,878	$158,673	$139,902

	Real estate – construction		Real estate – commercial
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Non-watch list	$845,080	$741,022	$3,048,240	$3,071,804
Watch	4,002	149	51,424	43,015
Special Mention	—	—	6,305	5,140
Substandard	550	633	39,355	45,963

Total	$849,632	$741,804	$3,145,324	$3,165,922

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Performing	$155,086	$146,727	$577,672	$547,006	$684,534	$707,058
Non-performing	5	8	1,321	1,344	3,873	4,736

Total	$155,091	$146,735	$578,993	$548,350	$688,407	$711,794

	Consumer – credit card		Consumer – other		Leases
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Performing	$246,525	$269,623	$108,247	$127,447	$38,683	$39,532
Non-performing	404	475	33	11,315	—	—

Total	$246,929	$270,098	$108,280	$138,762	$38,683	$39,532

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides arollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$71,657	$10,569	$9,311	$112	$91,649
Charge-offs	(5,981)	(186)	(2,537)	—	(8,704)
Recoveries	698	61	619	—	1,378
Provision	6,823	68	2,117	(8)	9,000

Ending balance	$73,197	$10,512	$9,510	$104	$93,323

Ending balance: individually evaluated for impairment	$8,173	$67	$—	$—	$8,240
Ending balance: collectively evaluated for impairment	65,024	10,445	9,510	104	85,083
Loans:
Ending balance: loans	$5,100,988	$5,262,356	$355,209	$38,683	$10,757,236
Ending balance: individually evaluated for impairment	69,314	18,136	33	—	87,483
Ending balance: collectively evaluated for impairment	5,031,674	5,244,220	355,176	38,683	10,669,753

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$63,847	$8,220	$8,949	$127	$81,143
Charge-offs	(5,075)	(1,445)	(2,515)	—	(9,035)
Recoveries	2,489	144	657	—	3,290
Provision	47	2,990	1,969	(6)	5,000

Ending balance	$61,308	$9,909	$9,060	$121	$80,398

Ending balance: individually evaluated for impairment	$4,163	$1,210	$—	$—	$5,373
Ending balance: collectively evaluated for impairment	57,145	8,699	9,060	121	75,025
Loans:
Ending balance: loans	$4,794,302	$4,474,762	$387,529	$43,038	$9,699,631
Ending balance: individually evaluated for impairment	67,486	6,278	2,612	—	76,376
Ending balance: collectively evaluated for impairment	4,726,816	4,467,461	383,403	43,038	9,620,718
Ending Balance: PCI Loans	—	1,023	1,514	—	2,537

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Impaired Loans

This table provides an analysis of impaired loans by class at March 31,  2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$73,412	$44,560	$24,754	$69,314	$8,173	$71,831
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	220	93	111	204	67	249
Real estate – commercial	16,902	11,866	954	12,820	—	12,805
Real estate – residential	125	125	—	125	—	178
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	37	33	—	33	—	17
Leases	—	—	—	—	—	—

Total	$90,696	$56,677	$25,819	$82,496	$8,240	$85,080

	As of December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$80,405	$43,260	$31,091	$74,351	$7,866	$69,776
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	510	181	113	294	68	405
Real estate – commercial	18,107	12,303	487	12,790	—	8,956
Real estate – residential	231	230	—	230	—	520
Real estate – HELOC	—	—	—	—	—	79
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	1,981
Leases	—	—	—	—	—	—

Total	$99,253	$55,974	$31,691	$87,665	$7,934	$81,717

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

The Company had $24 thousand and $823 thousand in commitments to lend to borrowers with loan modifications classified as TDRs as of March 31, 2017 and March 31, 2016, respectively. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three months ended March 31, 2017, the Company had one commercial TDR with a pre- and post-modification loan balance of $7.2 million. For the three months ended March 31, 2016, the Company had two commercial TDRs with a pre- and post-modification balance of $12.1 million.

5.    Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$65,069	$29	$(1,404)	$63,694
U.S. Agencies	82,104	25	(6)	82,123
Mortgage-backed	3,948,616	6,424	(64,890)	3,890,150
State and political subdivisions	2,459,630	11,997	(22,662)	2,448,965
Corporates	66,751	—	(90)	66,661

Total	$6,622,170	$18,475	$(89,052)	$6,551,593

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$95,315	$37	$(1,526)	$93,826
U.S. Agencies	198,158	67	(48)	198,177
Mortgage-backed	3,773,090	7,069	(68,460)	3,711,699
State and political subdivisions	2,425,155	7,391	(36,789)	2,395,757
Corporates	66,997	5	(127)	66,875

Total	$6,558,715	$14,569	$(106,950)	$6,466,334

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

The following table presents contractual maturity information for securities available for sale at March 31, 2017 (in thousands):

	Amortized Cost	Fair Value

Due in 1 year or less	$405,459	$405,729
Due after 1 year through 5 years	1,138,224	1,142,747
Due after 5 years through 10 years	821,982	814,622
Due after 10 years	307,889	298,345

Total	2,673,554	2,661,443
Mortgage-backed securities	3,948,616	3,890,150

Total securities available for sale	$6,622,170	$6,551,593

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2017, proceeds from the sales of securities available for sale were $86.1 million compared to $282.0 million for the same period in 2016. Securities transactions resulted in gross realized gains of $0.5 million and $2.9 million for the three months ended March 31, 2017 and 2016. There were no gross realized losses for the three months ended March 31, 2017 and 2016.

Securities available for sale with a fair value of $5.5 billion at March 31, 2017 and $5.7 billion at December 31, 2016 were pledged to secure U.S. Government deposits, other public deposits and certain trust deposits as required by law. Of this amount, securities with a market value of $1.7 billion at March 31, 2017 and $1.8 billion at December 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 (in thousands).

March 31, 2017	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$53,780	$(1,404)	$—	$—	$53,780	$(1,404)
U.S. Agencies	9,996	(2)	9,997	(4)	19,993	(6)
Mortgage-backed	2,784,982	(50,387)	302,054	(14,503)	3,087,036	(64,890)
State and political subdivisions	1,275,251	(22,148)	22,322	(514)	1,297,573	(22,662)
Corporates	48,675	(65)	17,986	(25)	66,661	(90)

Total temporarily-impaired debt securities available for sale	$4,172,684	$(74,006)	$352,359	$(15,046)	$4,525,043	$(89,052)

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

December 31, 2016	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$48,678	$(1,526)	$—	$—	$48,678	$(1,526)
U.S. Agencies	103,979	(34)	9,989	(14)	113,968	(48)
Mortgage-backed	2,735,868	(55,035)	269,637	(13,425)	3,005,505	(68,460)
State and political subdivisions	1,748,922	(36,639)	8,565	(150)	1,757,487	(36,789)
Corporates	41,966	(90)	17,982	(37)	59,948	(127)

Total temporarily-impaired debt securities available for sale	$4,679,413	$(93,324)	$306,173	$(13,626)	$4,985,586	$(106,950)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at March 31, 2017 and net unrealized gains, aggregated by maturity category, at December 31, 2016, respectively (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions:
Due in 1 year or less	$5,590	$2	$(47)	$5,545
Due after 1 year through 5 years	95,548	1,964	(2,262)	95,250
Due after 5 years through 10 years	316,425	3,606	(18,182)	301,849
Due after 10 years	789,076	12,055	(89,612)	711,519

Total state and political subdivisions	$1,206,639	$17,627	$(110,103)	$1,114,163

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions:
Due in 1 year or less	$6,077	$5	$(947)	$5,135
Due after 1 year through 5 years	82,650	2,376	(1,474)	83,552
Due after 5 years through 10 years	341,741	8,854	(3,021)	347,574
Due after 10 years	685,464	15,717	(31,415)	669,766

Total state and political subdivisions	$1,115,932	$26,952	$(36,857)	$1,106,027

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 31, 2017 or 2016.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Trading Securities

There were no net unrealized gains or losses on trading securities at March 31, 2017. The net unrealized gains on trading securities at March 31, 2016 were $48 thousand and were included in trading and investment banking income on the consolidated statements of income. In order to offset interest rate risk exposure within the trading portfolio, the Company has begun short selling U.S. Treasury and Corporate securities in which the Company enters into agreements to sell securities at a fixed price on a fixed date prior to purchasing the related securities. Securities sold not yet purchased totaled $22.8 million at March 31, 2017 and is classified within the Other liabilities line of the Company’s consolidated balance sheets.

Other Securities

The table below provides detailed information for Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock and other securities at March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	4	9,280	—	9,284
Other securities – non-marketable	24,546	818	—	25,364

Total Other securities	$57,812	$10,098	$—	$67,910

December 31, 2016
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	4	9,948	—	9,952
Other securities – non-marketable	24,272	820	—	25,092

Total Other securities	$57,538	$10,768	$—	$68,306

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $9.3 million at March 31, 2017 and $10.0 million at December 31, 2016. The fair value of other non-marketable securities includes alternative investment securities of $2.1 million at March 31, 2017 and $2.0 million at December 31, 2016. Unrealized gains or losses on alternative investments are recognized in the Equity earnings (losses) on alternative investments line of the Company’s Consolidated Statements of Income.

6.    Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2017 and December 31, 2016 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2017	$161,391	$47,529	$19,476	$228,396

Balances as of March 31, 2017	$161,391	$47,529	$19,476	$228,396

Balances as of January 1, 2016	$161,341	$47,529	$19,476	$228,346
Acquisition of Marquette Financial Companies	50	—	—	50

Balances as of December 31, 2016	$161,391	$47,529	$19,476	$228,396

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Following are the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$47,527	$39,857	$7,670
Customer relationships	107,460	83,708	23,752
Other intangible assets	4,198	3,998	200

Total intangible assets	$159,185	$127,563	$31,622

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$47,527	$39,040	$8,487
Customer relationships	107,460	81,832	25,628
Other intangible assets	4,198	3,822	376

Total intangible assets	$159,185	$124,694	$34,491

Following is the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2017	2016
Aggregate amortization expense	$2,869	$3,226

Estimated amortization expense of intangible assets on future years (in thousands):

For the nine months ending December 31, 2017	$7,311
For the year ending December 31, 2018	7,202
For the year ending December 31, 2019	5,822
For the year ending December 31, 2020	4,487
For the year ending December 31, 2021	3,101
For the year ending December 31, 2022	2,036

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2017, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands).

	As of March 31, 2017
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$6,129	$—	$6,129
U.S. Agencies	1,330,428	1,600	1,332,028

Total repurchase agreements	$1,336,557	$1,600	$1,338,157

8.    Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments (collectively, the Business Segments): Bank, Institutional Investment Management, and Asset Servicing. Senior executive officers regularly evaluate business segment financial results produced by the Company’s internal management reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The Company’s reportable segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2017. Previously reported results have been reclassified to conform to the current organizational structure.

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended March 31, 2017
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$131,663	$—	$2,652	$134,315
Provision for loan losses	9,000	—	—	9,000
Noninterest income	79,215	19,254	22,311	120,780
Noninterest expense	150,251	17,676	20,839	188,766

Income before taxes	51,627	1,578	4,124	57,329
Income tax expense	11,861	345	942	13,148

Net income	$39,766	$1,233	$3,182	$44,181

Average assets	$19,341,000	$61,000	$832,000	$20,234,000

	Three Months Ended March 31, 2016
	Bank	Institutional Investment Management	Asset Servicing	Total
Net interest income	$115,271	$—	$2,621	$117,892
Provision for loan losses	5,000	—	—	5,000
Noninterest income	75,417	18,425	22,508	116,350
Noninterest expense	142,967	17,266	20,211	180,444

Income before taxes	42,721	1,159	4,918	48,798
Income tax expense	10,855	287	1,253	12,395

Net income	$31,866	$872	$3,665	$36,403

Average assets	$17,885,000	$63,000	$1,387,000	$19,335,000

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit for loans (excluding credit card loans)	$6,255,921	$6,471,404
Commitments to extend credit under credit card loans	2,865,533	2,798,433
Commercial letters of credit	3,990	1,098
Standby letters of credit	334,269	376,617
Forward contracts	51,188	49,352
Spot foreign exchange contracts	3,309	3,725

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2017 and December 31, 2016. The Company’s derivative asset and derivative liability are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives		Liability Derivatives
Fair value	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Interest Rate Products:
Derivatives not designated as hedging instruments	$9,801	$10,555	$5,290	$10,581
Derivatives designated as hedging instruments	238	318	284	748

Total	$10,039	$10,873	$5,574	$11,329

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2017, the Company had two interest rate swaps with a notional amount of $15.7 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2017, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV. For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. During the three months ended March 31, 2017, the Company recognized net gains of $246 thousand in AOCI for the effective portion of the change in fair value of these cash flow hedges. During the three months ended March 31, 2017, the Company did not record any hedge ineffectiveness in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018. As of March 31, 2017, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 19.5 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers which the Company implemented in 2010. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2017, the Company had 58 interest rate swaps with an aggregate notional amount of $758.1 million related to this program. During the three months ended March 31, 2017 and 2016, the Company recognized net losses of $348 thousand and $352 thousand, respectively, related to changes in the fair value of these swaps.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities as of March 31, 2017 and March 31, 2016 (in thousands):

	Amount of Gain (Loss) Recognized For the Three Months Ended March 31,
	2017	2016
Interest Rate Products
Derivatives not designated as hedging instruments	$(348)	$(352)

Total	$(348)	$(352)

Interest Rate Products
Derivatives designated as hedging instruments
Fair value adjustments on derivatives	$(46)	$(193)
Fair value adjustments on hedged items	46	192

Total	$—	$(1)

This table provides a summary of the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities as of March 31, 2017 and March 31, 2016 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion) For the Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Interest rate products
Derivatives designed as cash flow hedging instruments	$246	$(4,140)

Total	$246	$(4,140)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2017 the termination value of derivatives is in a net liability position, which includes accrued interest, related to these agreements was $7.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties but has not yet reached its minimum collateral posting threshold under these agreements. If the Company had had a default of indebtedness under any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

11.    Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement As of March 31, 2017
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,807	$1,807	$—	$—
U.S. Agencies	4,298	—	4,298	—
Mortgage- backed	10,227	—	10,227	—
State and political subdivisions	25,031	—	25,031	—
Corporates	2,535	2,535	—	—
Trading - other	31,596	30,124	1,472	—

Trading securities	75,494	34,466	41,028	—

U.S. Treasury	63,694	63,694
U.S. Agencies	82,123	—	82,123	—
Mortgage-backed	3,890,150	—	3,890,150	—
State and political subdivisions	2,448,965	—	2,448,965	—
Corporates	66,661	66,661	—	—

Available for sale securities	6,551,593	130,355	6,421,238	—
Company-owned life insurance	43,251	—	43,251	—
Bank-owned life insurance	211,230	—	211,230	—
Derivatives	10,039	—	10,039	—

Total	$6,891,607	$164,821	$6,726,786	$—

Liabilities
Deferred compensation	$53,111	$53,111	$—	$—
Derivatives	5,574	—	5,574	—
Securities sold not yet purchased	22,840	—	22,840	—

Total	$81,525	$53,111	$28,414	$—

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

	Fair Value Measurement as of December 31, 2016
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$—	$—	$—	$—
U.S. Agencies	1,306	—	1,306	—
Mortgage-backed	313	—	313	—
State and political subdivisions	9,295	—	9,295	—
Trading - other	28,622	28,495	127	—

Trading securities	39,536	28,495	11,041	—

U.S. Treasury	93,826	93,826	—	—
U.S. Agencies	198,177	—	198,177	—
Mortgage-backed	3,711,699	—	3,711,699	—
State and political subdivisions	2,395,757	—	2,395,757	—
Corporates	66,875	66,875	—	—

Available for sale securities	6,466,334	160,701	6,305,633	—
Company-owned life insurance	41,333	—	41,333	—
Bank-owned life insurance	209,686	—	209,686	—
Derivatives	10,873	—	10,873	—

Total	$6,767,762	$189,196	$6,578,566	$—

Liabilities
Deferred compensation	$42,797	$42,797	$—	$—
Derivatives	11,329	—	11,329	—

Total	$54,126	$42,797	$11,329	$—

Valuation methods for instruments measured at fair value on a recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a recurring basis:

Trading Securities Fair values for trading securities, are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

Securities sold not yet purchased Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Prices are provided by third-party pricing services and are based on observable market inputs.

Assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement at March 31, 2017 Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Three Months Ended March 31
Impaired loans	$17,578	$—	$—	$17,578	$(306)
Other real estate owned	124	—	—	124	(32)

Total	$17,702	$—	$—	$17,702	$(338)

	Fair Value Measurement at December 31, 2016 Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$23,757	$—	$—	$23,757	$(2,070)
Other real estate owned	89	—	—	89	—

Total	$23,846	$—	$—	$23,846	$(2,070)

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Fair Value Measurement at March 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$944,708	$749,307	$195,401	$—	$944,708
Securities available for sale	6,551,593	130,355	6,421,238	—	6,551,593
Securities held to maturity	1,206,639		1,114,163	—	1,114,163
Trading securities	75,494	34,466	41,028	—	75,494
Other securities	67,910		67,910	—	67,910
Loans (exclusive of allowance for loan loss)	10,759,170		10,790,779	—	10,790,779
Derivatives	10,039		10,039	—	10,039
FINANCIAL LIABILITIES
Demand and savings deposits	14,824,465	14,824,465		—	14,824,465
Time deposits	1,070,719		1,070,719	—	1,070,719
Other borrowings	2,390,364	1,052,207	1,338,157	—	2,390,364
Long-term debt	76,104		74,350	—	74,350
Derivatives	5,574		5,574	—	5,574
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1,879,215
Commercial letters of credit					31,636
Standby letters of credit					673,883

	Fair Value Measurement at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,462,267	$1,138,850	$323,417	$—	$1,462,267
Securities available for sale	6,466,334	160,701	6,305,633	—	6,466,334
Securities held to maturity	1,115,932	—	1,106,027	—	1,106,027
Trading securities	39,536	28,495	11,041	—	39,536
Other securities	68,306	—	68,306	—	68,306
Loans (exclusive of allowance for loan loss)	10,545,662	—	10,572,292	—	10,572,292
Derivatives	10,873	—	10,873	—	10,873
FINANCIAL LIABILITIES
Demand and savings deposits	15,434,893	15,434,893	—	—	15,434,893
Time deposits	1,135,721	—	1,135,721	—	1,135,721
Other borrowings	1,856,937	419,843	1,437,094	—	1,856,937
Long-term debt	76,772	—	77,025	—	77,025
Derivatives	11,329	—	11,329	—	11,329
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,603,807
Commercial letters of credit					142,383
Standby letters of credit					2,526,859

UMB FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2017 and December 31, 2016.

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

Other off-balance sheet instruments The fair value of loan commitments and letters of credit are determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their fair value at period-end are significant to the Company’s consolidated financial position.

12.    Subsequent Event

On April 20, 2017, the Company announced the execution of an agreement to sell all of the outstanding stock of Scout Investments, Inc. (Scout), its institutional investment management subsidiary, for $172.5 million in cash, subject to customary purchase price adjustments at closing. This transaction is expected to be accretive to both income and capital. The Company plans to use the proceeds from the transaction for general corporate purposes and to support its continued organic growth in the commercial, consumer, private wealth, institutional banking, healthcare, and asset servicing businesses. See Items 1.01 and 5.02 in the Company’s Current Report on Form 8K that was filed April 20, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This review highlights the material changes in the results of operations and changes in financial condition for the three month period ended March 31, 2017. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial statistics appearing elsewhere in this report and in the Company’s Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;

•	changes in laws or the regulatory environment, including as a result of financial-services legislation or regulation;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;

•	changes in accounting standards or policies;

•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;

•	changes in spending, borrowing, or saving by businesses or households;

•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;

•	changes in any credit rating assigned to the Company or its affiliates;

•	adverse publicity or other reputational harm to the Company;

•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•	the Company’s ability to innovate to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;

•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, the Company or the financial-services industry;

•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;

•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;

•	the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal control over financial reporting, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;

•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;

•	mergers, acquisitions or dispositions, including the Company’s ability to integrate acquisitions and divest assets;

•	the adequacy of the Company’s succession planning for key executives or other personnel;

•	the Company’s ability to grow revenue, control expenses, or attract or retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or

•	other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) and Management’s Discussion and Analysis (Item 2) in this Quarterly Report on Form 10-Q, in the Risk Factors (Item 1A) in the Company’s Form 10-K, or in any of the Company’s quarterly or current reports.

Any forward-looking statement made by the Company or on its behalf speaks only as of the date that it was made. The Company does not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except to the extent required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that the Company may make in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

Overview

The Company focuses on the following four core strategic objectives. Management believes these strategic objectives will guide its efforts to achieving its vision, to deliver the unparalleled customer experience, all the while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategic objective is a focus on improving operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. During 2015, the Company identified a total of $32.9 million in annualized savings related to the elimination of employee positions and business process improvements. At December 31, 2016, all but $3 million of these savings had been recognized, which decelerated the growth rate of the Company’s operating expenses. The remaining savings are expected to be phased in throughout 2017. In addition, the Company has identified and expects to continue identifying, ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the first quarter of 2017, total revenue increased 8.9 percent compared to the first quarter of 2016, while noninterest expense increased 4.6 percent. As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is a focus on net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the first quarter of 2017, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $16.4 million, or 13.9 percent, from the same period in 2016. The Company has continued to show increased net interest income in a historically low rate environment through the effects of favorable loan repricing driven by recent rate increases, increased volume and mix of average earning assets, and a low cost of funds in its Consolidated Balance Sheets. Average earning assets increased $849.8 million, or 4.7 percent from March 31, 2016. The funding for these assets was driven primarily by a 7.4 percent increase in average interest-bearing liabilities. Average loan balances increased $1.0 billion, or 10.6 percent compared to the same period in 2016. Net interest margin, on a tax-equivalent basis, increased 30 basis points compared to the same period in 2016.

The third strategic objective is to grow the Company’s revenue from noninterest sources. The Company has continued to emphasize its diverse operations throughout all economic cycles. This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates and positioned the Company to benefit in periods of growth. During the first quarter of 2017, noninterest income increased $4.4 million, or 3.8 percent, to $120.8 million for the three months ended March 31, 2017, compared to the same period in 2016. This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At March 31, 2017, noninterest income represented 47.3 percent of total revenues, compared to 49.7 percent at March 31, 2016.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on the maintenance of a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on organic growth, new business development, and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At March 31, 2017, the Company had a total risk-based capital ratio of 12.96 percent and $2.0 billion in total shareholders’ equity, an increase of $62.5 million, or 3.2 percent, compared to total shareholders’ equity at March 31, 2016. The Company repurchased 52,689 shares of common stock at an average price of $76.46 per share during the first quarter of 2017.

On April 20, 2017, the Company announced the execution of an agreement to sell all of the outstanding stock of Scout Investments, Inc. (Scout), its institutional investment management subsidiary, for $172.5 million in cash, subject to customary purchase price adjustments at closing. This transaction is expected to be accretive to both income and capital. The Company plans to use the proceeds from the transaction for general corporate purposes and to support its continued organic growth in the commercial, consumer, private wealth, institutional banking, healthcare, and asset servicing businesses. See Items 1.01 and 5.02 in the Company’s Current Report on Form 8-K that was filed April 20, 2017.

Earnings Summary

The Company recorded consolidated net income of $44.2 million for the three month period ended March 31, 2017, compared to $36.4 million for the same period a year earlier. This represents a 21.4 percent increase over the three month period ended March 31, 2016. Basic earnings per share for the first quarter of 2017 were $0.90 per share ($0.89 per share fully-diluted) compared to $0.75 per share ($0.74 per share fully-diluted) for the first quarter of 2016. Return on average assets and return on average common shareholders’ equity for the three month period ended March 31, 2017 were 0.89 and 9.04 percent, respectively, compared to 0.76 and 7.54 percent for the three month period ended March 31, 2016.

Net interest income for the three month period ended March 31, 2017 increased $16.4 million, or 13.9 percent, compared to the same period in 2016. Average earning assets increased by $849.8 million, or 4.7 percent, compared to the first quarter of 2016. Net interest margin, on a tax-equivalent basis, increased to 3.09 percent or a 30 basis point increase for the three months ended March 31, 2017, compared to 2.79 percent for the same period in 2016.

The provision for loan losses increased by $4.0 million for the three month period ended March 31, 2017, compared to the same period in 2016. This increase is a direct result of applying the Company’s methodology for computing the allowance for loan losses. The allowance for loan losses as a percentage of total loans increased to 0.87 percent as of March 31, 2017, compared to 0.83 as of March 31, 2016. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section on the Company’s Form 10-K.

Noninterest income increased by $4.4 million, or 3.8 percent, for the three month period ended March 31, 2017, compared to the same period in 2016. This increase is primarily due to an increase in trading and investment banking income and other income, partially offset by a reduction of gains on sales of securities as compared to first quarter one year ago. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $8.3 million, or 4.6 percent, for the three month period ended March 31, 2017, compared to the same period in 2016. This increase was primarily driven by increases in salaries and employee benefits expense and equipment expense. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. For the three month period ended March 31, 2017, net interest income increased by $16.4 million, or 13.9 percent, as compared to the same period in 2016.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended March 31, 2017 increased by 25 basis points and 30 basis points compared to the same period in 2016, respectively. These results are primarily due to a favorable volume and rate variance on earning assets, partially offset by an unfavorable rate variance on interest-bearing liabilities. The combined impact of these variances has led to an increase in the Company’s net interest income compared to results one year ago. While noninterest-bearing demand deposits remained relatively flat, as compared to the first quarter of 2016, the contribution from the improvement in yield on tax-equivalent earning assets of 38 basis points outperformed the impact of an increased cost of interest-bearing liabilities, resulting in a positive impact by increasing the contribution from free funds. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in the changes in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.11 percent for the three month period ended March 31, 2017 and 2.77 percent for the same period in 2016.

	Three Months Ended March 31,
	2017		2016
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$10,560,134	4.09%	$9,550,291	3.81%
Securities:
Taxable	4,198,795	1.85	4,826,822	1.61
Tax-exempt	3,487,456	3.07	2,805,514	2.81

Total securities	7,686,251	2.40	7,632,336	2.05
Federal funds and resell agreements	238,201	1.56	146,791	1.39
Interest-bearing due from banks	309,125	0.72	648,635	0.55
Other earning assets	60,462	2.45	26,358	1.01

Total earning assets	18,854,173	3.31	18,004,411	2.93
Allowance for loan losses	(93,106)		(80,820)
Other assets	1,473,282		1,411,260

Total assets	$20,234,349		$19,334,851

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,644,005	0.25%	$9,429,774	0.17%
Federal funds and repurchase agreements	2,329,630	0.60	1,696,555	0.29
Borrowed funds	76,468	4.99	92,558	3.95

Total interest-bearing liabilities	12,050,103	0.35	11,218,887	0.22
Noninterest-bearing demand deposits	5,998,943		6,014,820
Other liabilities	202,248		159,883
Shareholders’ equity	1,983,055		1,941,261

Total liabilities and shareholders’ equity	$20,234,349		$19,334,851

Net interest spread		2.96%		2.71%
Net interest margin		3.09		2.79

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest free funds (total earning assets less interest-bearing liabilities) increased $18.5 million for the three month period ended March 31, 2017 compared to the same period in 2016, resulting in an increase in the benefit from interest free funds of five basis points to 0.13 percent.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2017 and 2016
	Volume	Rate	Total
Change in interest earned on:
Loans	$9,463	$6,553	$16,016
Securities:
Taxable	(2,746)	2,579	(167)
Tax-exempt	3,221	1,227	4,448
Federal funds sold and resell agreements	342	70	412
Interest-bearing due from banks	(557)	217	(340)
Trading	112	123	235

Interest income	9,835	10,769	20,604
Change in interest incurred on:
Interest-bearing deposits	91	1,820	1,911
Federal funds purchased and repurchase agreements	579	1,660	2,239
Other borrowed funds	(176)	207	31

Interest expense	494	3,687	4,181

Net interest income	$9,341	$7,082	$16,423

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2017	2016	Change
Average earning assets	$18,854,173	$18,004,411	$849,762
Interest-bearing liabilities	12,050,103	11,218,887	831,216

Interest-free funds	$6,804,070	$6,785,524	$18,546

Free funds ratio (free funds to earning assets)	36.09%	37.69%	(1.60)%

Tax-equivalent yield on earning assets	3.31%	2.93%	0.38%
Cost of interest-bearing liabilities	0.35	0.22	0.13

Net interest spread	2.96%	2.71%	0.25%
Benefit of interest-free funds	0.13	0.08	0.05

Net interest margin	3.09%	2.79%	0.30%

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

Based on the factors above, management of the Company expensed $9.0 million related to the provision for loan losses for the three month period ended March 31, 2017, compared to $5.0 million for the same period in 2016. As illustrated in Table 3 below, the ALL increased to 0.87 percent of total loans as of March 31, 2017, compared to 0.83 percent of total loans as of the same period in 2016.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016. Net charge-offs were $7.3 million for the first three months of 2017, compared to $5.7 million for the same period in 2016. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

Three Months Ended	Year Ended
March 31,	December 31,
2017	2016	2016
Allowance-January 1	$91,649	$81,143	$81,143
Provision for loan losses	9,000	5,000	32,500

Charge-offs:
Commercial	(5,981)	(5,075)	(12,788)
Consumer:
Credit card	(2,337)	(2,349)	(8,436)
Other	(200)	(166)	(843)
Real estate	(186)	(1,445)	(6,756)

Total charge-offs	(8,704)	(9,035)	(28,823)

Recoveries:
Commercial	698	2,489	3,596
Consumer:
Credit card	522	568	1,730
Other	97	89	518
Real estate	61	144	985

Total recoveries	1,378	3,290	6,829

Net charge-offs	(7,326)	(5,745)	(21,994)

Allowance-end of period	$93,323	$80,398	$91,649

Average loans, net of unearned interest	$10,558,148	$9,548,972	$9,986,151
Loans at end of period, net of unearned interest	10,757,236	9,699,631	10,540,383
Allowance to loans at end of period	0.87%	0.83%	0.87%
Allowance as a multiple of net charge-offs	3.14	x	3.48	x	4.17	x
Net charge-offs to:
Provision for loan losses	81.40%	114.90%	67.67%
Average loans	0.28	0.24	0.22

Noninterest Income

A key objective of the Company is the growth of noninterest income to enhance profitability and provide steady income. Fee-based businesses are typically non-credit related and not generally affected by fluctuations in interest rates.

The Company’s fee-based businesses provide the opportunity to offer multiple products and services, which management believes will more closely align the customer with the Company. The Company is currently emphasizing fee-based businesses, including trust and securities processing, bankcard, brokerage, healthcare services, and treasury management. Management believes it can offer these products and services both efficiently and profitably, as most share common platforms and support structure.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Trust and securities processing	$60,404	$59,485	$919	1.5%
Trading and investment banking	7,542	4,630	2,912	62.9
Service charges on deposits accounts	22,075	21,461	614	2.9
Insurance fees and commissions	646	1,497	(851)	(56.8)
Brokerage fees	5,377	4,185	1,192	28.5
Bankcard fees	17,752	18,016	(264)	(1.5)

Gains on sales of securities available for sale, net	468	2,933	(2,465)	(84.0)
Equity losses on alternative investments	(614)	(381)	(233)	(61.2)
Other	7,130	4,524	2,606	57.6

Total noninterest income	$120,780	$116,350	$4,430	3.8%

Fee-based, or noninterest income, increased by $4.4 million, or 3.8 percent, during the three months ended March 31, 2017, compared to the same period in 2016. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trading and investment banking increased by $2.9 million, or 62.9 percent, during the three months ended March 31, 2017, compared to the same period in 2016. This increase was driven by a $1.4 million increase in unrealized gains on the Company’s investments in certain Scout funds and a $0.7 million increase in bond underwriting fees.

Brokerage fees increased $1.2 million, or 28.5 percent, during the three months ended March 31, 2017, compared to the same period in 2016. This increase was driven by a $1.3 million increase in 12b-1 fee income.

In the first quarter of 2017, $0.5 million in pre-tax gains were recognized on the sales of securities available for sale, as compared to $2.9 million one year ago. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income increased $2.6 million, or 57.6 percent, during the three months ended March 31, 2017, compared to the same period in 2016. This increase was primarily driven by a $2.0 million increase in the fair value of company-owned life insurance.

Noninterest Expense

The components of noninterest expense are shown below on Table 5.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Salaries and employee benefits	$113,834	$106,850	$6,984	6.5%
Occupancy, net	11,148	10,972	176	1.6
Equipment	17,668	16,282	1,386	8.5
Supplies and services	4,281	4,949	(668)	(13.5)
Marketing and business development	4,503	4,441	62	1.4
Processing fees	11,301	11,462	(161)	(1.4)
Legal and consulting	5,300	4,799	501	10.4
Bankcard	4,903	5,815	(912)	(15.7)
Amortization of other intangible assets	2,869	3,226	(357)	(11.1)
Regulatory fees	3,833	3,429	404	11.8
Other	9,126	8,219	907	11.0

Total noninterest expense	$188,766	$180,444	$8,322	4.6%

Noninterest expense increased by $8.3 million, or 4.6 percent, for the three months ended March 31, 2017 compared to the same period in 2016. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $7.0 million, or 6.5 percent, for the three months ended March 31, 2017, compared to the same period in 2016. The increase is primarily due to a $1.9 million, or 3.0 percent, increase in salaries and wages, a $1.9 million, or 8.8 percent, increase in commissions and bonuses, and a $3.1 million, or 15.5 percent, increase in employee benefits expense for the three months ended March 31, 2017, compared to the same period of 2016.

Equipment expense increased by $1.4 million, or 8.5 percent, for the three months ended March 31, 2017, compared to the same period in 2016. The increase is primarily due to increases in computer and hardware costs related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Income Tax Expense

The Company’s effective tax rate was 22.9 percent for the three months ended March 31, 2017, compared to 25.4 percent for the same period a year earlier. The effective tax rate decreased primarily as a result of an increase in excess tax benefits associated with stock compensation recorded in the first quarter of 2017 compared to the same period a year earlier.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$131,663	$115,271	$16,392	14.2%
Provision for loan losses	9,000	5,000	4,000	80.0
Noninterest income	79,215	75,417	3,798	5.0
Noninterest expense	150,251	142,967	7,284	5.1

Income before taxes	51,627	42,721	8,906	20.8
Income tax expense	11,861	10,855	1,006	9.3

Net income	$39,766	$31,866	$7,900	24.8%

Bank net income increased by $7.9 million, or 24.8 percent, to $39.8 million compared to the prior year. Net interest income increased $16.4 million, or 14.2 percent over the first quarter of 2016, primarily driven by strong loan growth and improved yields. Provision for loan losses increased by $4.0 million, due to characteristics of the loan portfolio driving an increased allowance for loan loss reserve for this segment. Noninterest income increased $3.8 million, or 5.0 percent, over the same period in 2016 primarily driven by the following increases: bond trading income of $1.5 million, brokerage and mutual fund income of $1.2 million due to an increase in 12b-1 fees, trust and securities processing income of $1.5 million, derivative income of $0.7 million, and company-owned life insurance income of $0.6 million. These increases were offset by a decrease of $2.4 million in gains on sales of available-for-sale securities.

Noninterest expense increased $7.3 million, or 5.1 percent, to $150.3 million compared to the prior year. The increase in noninterest expense is due to the following increases: $4.0 million in technology, service, and overhead expenses due to the ongoing modernization of our core systems, $3.4 million in salary and benefit expense, and a $1.0 million write-down on other real estate owned property. These increases were partially offset by decreases of $1.5 million in consulting expense.

Table 7

Institutional Investment Management Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$—	$—	$—	—%
Provision for loan losses	—	—	—	—
Noninterest income	19,254	18,425	829	4.5
Noninterest expense	17,676	17,266	410	2.4

Income before taxes	1,578	1,159	419	36.2
Income tax expense	345	287	58	20.2

Net income	$1,233	$872	$361	41.4%

Institutional Investment Management net income increased $0.4 million, or 41.4 percent, to $1.2 million as compared to the prior year. Noninterest income increased $0.8 million, or 4.5 percent, primarily due to a $1.4 million increase in corporate-owned life insurance income and a $0.3 million increase in advisory fees from separately managed accounts. These increases were offset by a decrease of $0.9 million in advisory and administrative fees from the Scout Funds, driven by a change in the mix of assets under management in the funds. Overall assets under management have increased to $27.9 billion compared to $27.3 billion a year ago. However, the mix of assets under management in Scout has shifted between the two periods from 80 percent fixed income and 20 percent equity as of March 31, 2016 to 83 percent fixed income and 17 percent equity as of March 31, 2017. Noninterest expense increased $0.4 million, or 2.4 percent, primarily due to a $0.9 million increase in salary and benefit expense, offset by a decrease of $0.4 million in fees paid by the advisor to third-party distributors of the Scout Funds.

As previously mentioned in Note 12 above, on April 20, 2017, the Company announced the execution of an agreement to sell all of the outstanding stock of Scout Investments, Inc. (Scout), its institutional investment management subsidiary, for $172.5 million in cash, subject to customary purchase price adjustments at closing. This transaction is expected to be accretive to both income and capital. The Company plans to use the proceeds from the transaction for general corporate purposes and to support its continued organic growth in the commercial, consumer, private wealth, institutional banking, healthcare, and asset servicing businesses. See Items 1.01 and 5.02 in the Company’s Current Report on Form 8-K that was filed April 20, 2017

Table 8

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$2,652	$2,621	$31	1.2%
Provision for loan losses	—	—	—	—
Noninterest income	22,311	22,508	(197)	(0.9)
Noninterest expense	20,839	20,211	628	3.1

Income before taxes	4,124	4,918	(794)	(16.1)
Income tax expense	942	1,253	(311)	(24.8)

Net income	$3,182	$3,665	$(483)	(13.2)%

Asset Servicing net income decreased $0.5 million, or 13.2 percent, to $3.2 million compared to the same period last year. Net interest income and noninterest income were flat as compared to the prior year. Assets under administration stood at $191.6 billion at March 31, 2017, as compared to $180.7 billion at March 31, 2016. Noninterest expense increased $0.6 million, or 3.1 percent, primarily due to an increase of $0.8 million in salary and benefit expense.

Balance Sheet Analysis

Total assets of the Company decreased by $106.4 million, or 0.5 percent, as of March 31, 2017, compared to December 31, 2016, primarily driven by a decrease in due from Federal Reserve balances of $318.9 million, or 49.7 percent, and a decrease in resell agreements of $128.0 million, or 39.6 percent. These decreases were partially offset by an increase in total loans of $216.9 million, or 2.1 percent, an increase in held-to-maturity securities of $90.7 million, or 8.1 percent, and an increase in available-for-sale securities of $85.3 million or 1.3 percent. The decrease in total assets is directly related to a corresponding decrease in deposit balances of $675.4 million, or 4.1 percent, which was partially offset by an increase in federal funds purchased and repurchase agreements of $533.4 million, or 28.7 percent, from December 31, 2016 to March 31, 2017.

Total assets of the Company increased $1.3 billion, or 6.6 percent, from March 31, 2016 to March 31, 2017. This increase is a result of an increase in loans of $1.1 billion, or 10.9 percent, and an increase in held-to-maturity securities of $402.0 million, or 50.0 percent. The overall increase in total assets from March 31, 2016 to March 31, 2017 was funded by an increase in federal funds purchased and resell agreements of $708.6 million and an increase in total deposits of $476.8 million.

Table 9

SELECTED BALANCE SHEET INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2017	2016	2016
Total assets	$20,576,137	$19,302,913	$20,682,532
Loans and loans held for sale	10,759,170	9,704,461	10,545,662
Total investment securities	7,901,636	7,779,334	7,690,108
Interest-bearing due from banks	374,570	401,961	715,823
Total earning assets	19,138,520	17,976,182	19,184,271
Total deposits	15,895,184	15,418,373	16,570,614
Total borrowed funds	2,466,468	1,771,967	1,933,709

Loans

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services.

Total loan balances increased $216.9 million, or 2.1 percent, to $10.8 billion from December 31, 2016 to March 31, 2017. This increase was primarily driven by increases in commercial loans of $145.6 million, or 3.3 percent, and construction real estate loans of $107.8 million, or 14.5 percent.

Total loan balances increased $1.1 billion, or 10.9 percent, compared from March 31, 2016 to March 31, 2017. This increase in driven by increases in the following loan categories: commercial real estate loans of $378.1 million, or 13.7 percent, construction real estate loans of $352.1 million, or 70.8 percent, and commercial loans of $209.3 million, or 4.8 percent.

Nonaccrual, past due, and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $7.9 billion as of March 31, 2017 and $7.7 billion as of December 31, 2016 and comprised 41.3 percent and 40.1 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 82.9 percent of the Company’s investment securities portfolio at March 31, 2017, compared to 84.1 percent at December 31, 2016. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio increased from 43.4 months at March 31, 2016 to 54.9 months at March 31, 2017. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $5.5 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, and repurchase agreements at March 31, 2017. Of this amount, securities with a market value of $1.7 billion at March 31, 2017 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors. The HTM portfolio totaled $1.2 billion as of March 31, 2017, an increase of $90.7 million, or 8.1 percent, from December 31, 2016. The average life of the HTM portfolio remained flat at 7.3 years as of March 31, 2017, compared to 7.4 years at December 31, 2016.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.40 percent for the three months ended March 31, 2017, compared to 2.05 percent for the same period in 2016.

Deposits and Borrowed Funds

Deposits decreased $675.4 million, or 4.1 percent, from December 31, 2016 to March 31, 2017. Of this decline, $452.3 million was related to non-interest bearing deposits and $223.1 million was related to interest-bearing deposits. From March 31, 2016 to March 31, 2017, total deposits increased $476.8 million, or 3.1 percent, and the entire increase was comprised of interest-bearing deposits.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing segments, in order to attract and retain additional core deposits. Management believes a strong core deposit composition is one of the Company’s key competencies.

Long-term debt totaled $76.1 million at March 31, 2017, which is relatively flat compared to December 31, 2016 and a decrease of $9.1 million from March 31, 2016. The majority of the Company’s long-term debt was assumed from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $103.1 million and a carrying value of $67.5 million at March 31, 2017. Interest rates on trust preferred securities are tied to the three-month London Interbank Offered Rate (LIBOR) rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreement to repurchase totaled $2.4 billion at March 31, 2017, compared to $1.9 billion at December 31, 2016 and $1.7 billion at March 31, 2016. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same securities at an agreed-upon price and date.

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

Total shareholders’ equity was $2.0 billion at March 31, 2017, a $48.5 million increase compared to December 31, 2016, and a $62.5 million increase compared to March 31, 2016.

The Company’s Board of Directors authorized, at its April 25, 2017 and April 26, 2016 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meetings. During the three months ended March 31, 2017 and 2016, the Company acquired 52,689 shares and 269,522 shares under the 2016 and 2015 plans, respectively, of its common stock. The Company has not made any repurchase of its securities other than through these plans.

On April 25, 2017, the Board of Directors declared a dividend of $0.255 per share. The dividend will be paid on July 3, 2017 to shareholders of record at the close of business on June 12, 2017.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company’s borrowing capacity with the FHLB was $842.2 million as of March 31, 2017. The Company had no outstanding FHLB advances at FHLB of Des Moines as of March 31, 2017.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is calculated as ratio of tier 1 core capital to total average assets, less goodwill and intangibles. The Company’s capital position as of March 31, 2017 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended March 31,
RATIOS	2017	2016
Common equity tier 1 capital ratio	11.89%	11.80%
Tier 1 risk-based capital ratio	11.89	11.80
Total risk-based capital ratio	12.96	12.85
Leverage ratio	9.11	8.78
Return on average assets	0.89	0.76
Return on average equity	9.04	7.54
Average equity to assets	9.80	10.04

The Company’s per share data is summarized in the table below.

	Three Months Ended March 31,
Per Share Data	2017	2016
Earnings basic	$0.90	$0.75
Earnings diluted	0.89	0.74
Cash dividends	0.255	0.245
Dividend payout ratio	28.33%	32.67%
Book value	$40.34	$39.39

Off-Balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts, and forward exchange contracts, which have maturity dates rather than payment due dates. Please see Note 9, “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements for detailed information on these arrangements.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans, trading securities, trust preferred securities, and deposits. See further information in Note 10 “Derivatives and Hedging Activities” in the Notes to the Company’s Consolidated Financial Statements.

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

Table 11 shows the net interest income increase or decrease over the next twelve months as of March 31, 2017 and 2016 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited, dollars in thousands)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
(basis points)	Amount of change	Amount of change	Amount of change	Amount of change
300	1.8%	5.0%	8.2%	12.6%
200	0.6	3.1	4.8	8.3
100	(0.6)	1.3	1.3	4.0
Static	—	—	—	—
(100)	(1.8)	N/A	(6.6)	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
(basis points)	Amount of change	Amount of change	Amount of change	Amount of change
300	4.3%	11.9%	8.9%	17.8%
200	2.3	7.8	5.2	11.9
100	0.3	3.6	1.6	5.8
Static	—	—	—	—
(100)	(4.9)	N/A	(8.5)	N/A

The Company is positioned to benefit from increases in interest rates in all but the year one 100 basis point upward rate ramp scenario. Net interest income is projected to increase in rising interest rate scenarios due to expected increases in earning asset yields at a pace that is greater and earlier than the impacts on cost of interest bearing liabilities. The Company’s level of sensitivity has declined over the past year due primarily to: 1) balance sheet changes and recent rate increases which have significantly increased actual and projected static net interest income, resulting in a larger base net interest income and 2) the Company’s modeling assumptions that deposit pricing will revert to projected or historical levels under these scenarios. Since actual sensitivity on deposit pricing has been lower than projected to date, the Company’s modeling continues to assume a reversion of expected deposit re-pricing to historical norms.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $75.5 million as of March 31, 2017, $39.5 million as of December 31, 2016, and $26.8 million as of March 31, 2016. Securities sold not yet purchased (i.e. short positions) totaled $22.8 million at March 31, 2017 and is classified within the Other liabilities line of the Company’s consolidated balance sheets.

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

Other Market Risk

The Company does have foreign currency risk that it does not consider material as a result of foreign exchange contracts. See Note 9 “Commitments, Contingencies and Guarantees” in the notes to the Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on non-accrual. At March 31, 2017, the Company’s nonperforming loans totaled $56.6 million, which was a decrease of $13.7 million, compared to December 31, 2016 and an increase of $1.7 million, compared to March 31, 2016.

The Company had $0.2 million of other real estate owned as of March 31, 2017 and December 31, 2016, compared to $3.3 million as of March 31, 2016. Loans past due more than 90 days totaled $3.4 million as of March 31, 2017, which was flat with both December 31, 2016 and March 31, 2016.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $54.1 million of restructured loans at March 31, 2017, compared to $52.5 million at December 31, 2016, and $46.0 million at March 31, 2016.

Table 12 summarizes the various aspects of credit quality discussed above.

Table 12

LOAN QUALITY (dollars in thousands)

	March 31,				December 31,
	2017		2016		2016
Nonaccrual loans	$33,759		$33,602		$41,765
Restructured loans on non-accrual	22,835		21,331		28,494

Total nonperforming loans	56,594		54,933		70,259
Other real estate owned	225		3,281		194

Total nonperforming assets	$56,819		$58,214		$70,453

Loans past due 90 days or more	$3,393		$3,334		$3,365
Restructured loans accruing	31,299		24,717		24,013
Allowance for Loan Losses	93,323		80,398		91,649
Ratios
Nonperforming loans as a % of loans	0.53%		0.57%		0.67%
Nonperforming assets as a % of loans plus other real estate owned	0.53		0.60		0.67
Nonperforming assets as a % of total assets	0.28		0.30		0.34
Loans past due 90 days or more as a % of loans	0.03		0.03		0.03
Allowance for Loan Losses as a % of loans	0.87		0.83		0.87
Allowance for Loan Losses as a multiple of nonperforming loans	1.65	x	1.46	x	1.30	x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.6 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At March 31, 2017, $5.5 billion, or 83.8 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 88.6 percent, at December 31, 2016. However of these amounts, securities with a market value of $1.7 billion at March 31, 2017 and $1.8 billion at December 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2017 was $9.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $75.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance. The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at March 31, 2017.

The Company is a member bank of the FHLB of Des Moines. The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company has access to borrow up to $842.2 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of March 31, 2017.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures were effective for ensuring the following criteria for the information the Company is required to report in its periodic filings with the SEC. SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2017.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-January 31, 2017	19,183	$75.46	19,183	1,927,453

February 1-February 28, 2017	32,651	77.03	32,651	1,894,802

March 1-March 31, 2017	855	76.98	855	1,893,947

Total	52,689	$76.46	52,689

On April 26, 2016, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 25, 2017. On April 25, 2017, the Company announced a plan to repurchase up to two million shares of common stock. This plan will terminate on April 24, 2018. The Company has not made any repurchases other than through these plans. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

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

Date: May 2, 2017