Form 10-Q
period 2017-06-30
UMB FINANCIAL CORP
filed 2017-08-03
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, UMB Financial Corporation had 50,010,600 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Loans:	$10,848,578	$10,540,383
Allowance for loan losses	(97,797)	(91,649)

Net loans	10,750,781	10,448,734

Loans held for sale	3,443	5,279
Investment securities:
Available for sale	6,226,041	6,466,334
Held to maturity (fair value of $1,184,677 and $1,106,027, respectively)	1,279,524	1,115,932
Trading securities	61,833	39,536
Other securities	65,039	68,306

Total investment securities	7,632,437	7,690,108

Federal funds sold and securities purchased under agreements to resell	184,521	324,327
Interest-bearing due from banks	332,090	715,823
Cash and due from banks	379,148	422,117
Premises and equipment, net	276,412	289,007
Accrued income	99,122	99,045
Goodwill	180,867	180,867
Other intangibles, net	24,614	26,630
Other assets	436,421	425,205
Discontinued assets – goodwill and other intangibles, net	53,743	55,390

Total assets	$20,353,599	$20,682,532

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,433,339	$6,654,584
Interest-bearing demand and savings	8,429,180	8,780,309
Time deposits under $250,000	569,281	613,589
Time deposits of $250,000 or more	664,866	522,132

Total deposits	16,096,666	16,570,614
Federal funds purchased and repurchase agreements	1,886,370	1,856,937
Long-term debt	76,083	76,772
Accrued expenses and taxes	161,470	172,967
Other liabilities	61,891	42,858

Total liabilities	18,282,480	18,720,148

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 50,004,611 and 49,673,056 shares outstanding, respectively	55,057	55,057
Capital surplus	1,037,898	1,033,419
Retained earnings	1,204,436	1,142,887
Accumulated other comprehensive loss, net	(23,625)	(57,542)
Treasury stock, 5,052,119 and 5,383,674 shares, at cost, respectively	(202,647)	(211,437)

Total shareholders’ equity	2,071,119	1,962,384

Total liabilities and shareholders’ equity	$20,353,599	$20,682,532

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans	$112,724	$93,949	$219,284	$184,493
Securities:
Taxable interest	18,441	18,852	37,631	38,209
Tax-exempt interest	18,296	13,845	35,479	26,580

Total securities income	36,737	32,697	73,110	64,789
Federal funds and resell agreements	711	642	1,630	1,149
Interest-bearing due from banks	580	436	1,131	1,327
Trading securities	459	173	746	225

Total interest income	151,211	127,897	295,901	251,983

INTEREST EXPENSE
Deposits	7,835	4,136	13,801	8,191
Federal funds and repurchase agreements	4,994	1,626	8,463	2,856
Other	988	925	1,928	1,834

Total interest expense	13,817	6,687	24,192	12,881

Net interest income	137,394	121,210	271,709	239,102
Provision for loan losses	14,500	7,000	23,500	12,000

Net interest income after provision for loan losses	122,894	114,210	248,209	227,102

NONINTEREST INCOME
Trust and securities processing	44,811	41,072	87,352	82,172
Trading and investment banking	6,173	5,638	13,715	10,268
Service charges on deposit accounts	22,731	22,420	44,806	43,881
Insurance fees and commissions	513	1,160	1,159	2,657
Brokerage fees	5,889	4,262	11,266	8,447
Bankcard fees	20,234	17,534	37,986	35,550
Gain on sales of securities available for sale, net	1,280	2,598	1,748	5,531
Equity (loss) earnings on alternative investments	(195)	978	(809)	597
Other	8,870	7,112	16,000	11,636

Total noninterest income	110,306	102,774	213,223	200,739

NONINTEREST EXPENSE
Salaries and employee benefits	102,773	97,322	206,425	193,891
Occupancy, net	11,061	10,978	22,029	21,772
Equipment	17,956	16,714	35,438	32,778
Supplies and services	4,792	4,577	8,886	9,403
Marketing and business development	5,732	6,027	9,873	10,183
Processing fees	10,743	8,969	19,942	18,034
Legal and consulting	6,467	4,903	11,517	9,670
Bankcard	5,033	5,369	9,936	11,184
Amortization of other intangible assets	1,924	2,237	3,970	4,556
Regulatory fees	4,071	3,692	7,904	7,121
Other	6,387	7,631	14,829	15,095

Total noninterest expense	176,939	168,419	350,749	333,687

Income before income taxes	56,261	48,565	110,683	94,154
Income tax expense	11,490	12,102	23,936	23,342

Income from continuing operations	44,771	36,463	86,747	70,812

Discontinued Operations
(Loss) income from discontinued operations before income taxes	(2,599)	1,749	308	4,958
Income tax (benefit) expense	(649)	694	53	1,849

(Loss) income from discontinued operations	(1,950)	1,055	255	3,109

NET INCOME	$42,821	$37,518	$87,002	$73,921

PER SHARE DATA
Basic:
Income from continuing operations	$0.91	$0.75	$1.76	$1.45
(Loss) income from discontinued operations	(0.04)	0.02	0.01	0.07
Net income – basic	0.87	0.77	1.77	1.52
Diluted:
Income from continuing operations	0.90	0.74	1.74	1.44
(Loss) income from discontinued operations	(0.04)	0.02	0.01	0.07
Net income – diluted	0.86	0.76	1.75	1.51
Dividends	0.255	0.245	0.510	0.490
Weighted average shares outstanding – basic	49,269,786	48,770,948	49,190,271	48,763,690
Weighted average shares outstanding – diluted	49,848,903	49,149,076	49,829,193	49,084,413

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$42,821	$37,518	$87,002	$73,921
Other comprehensive income, net of tax:
Unrealized gains on securities:
Change in unrealized holding gains, net	35,311	42,273	57,582	107,585
Less: Reclassification adjustment for gains included in net income	(1,280)	(2,598)	(1,748)	(5,531)

Change in unrealized gains on securities during the period	34,031	39,675	55,834	102,054
Change in unrealized losses on derivative hedges	(1,157)	(2,894)	(911)	(7,034)
Income tax expense	(12,340)	(13,954)	(21,006)	(36,007)

Other comprehensive income	20,534	22,827	33,917	59,013

Comprehensive income	$63,355	$60,345	$120,919	$132,934

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2016	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694
Total comprehensive income			73,921	59,013		132,934
Cash dividends ($0.49 per share)	—	—	(24,254)	—	—	(24,254)
Purchase of treasury stock	—	—	—	—	(13,581)	(13,581)
Issuance of equity awards	—	(4,457)	—	—	4,887	430
Recognition of equity-based compensation	—	5,000	—	—	—	5,000
Sale of treasury stock	—	260	—	—	309	569
Exercise of stock options		2,053	—	—	5,814	7,867
Cumulative effect adjustment (1)	—	1,338	(856)	—	—	482

Balance – June 30, 2016	$55,057	$1,024,083	$1,082,801	$55,295	$(214,095)	$2,003,141

Balance – January 1, 2017	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384
Total comprehensive income			87,002	33,917	—	120,919
Cash dividends ($0.51 per share)	—	—	(25,453)	—	—	(25,453)
Purchase of treasury stock	—	—	—	—	(4,279)	(4,279)
Issuance of equity awards	—	(3,929)	—	—	4,401	472
Recognition of equity-based compensation	—	6,243	—	—	—	6,243
Sale of treasury stock	—	321	—	—	244	565
Exercise of stock options	—	1,844	—	—	8,424	10,268

Balance – June 30, 2017	$55,057	$1,037,898	$1,204,436	$(23,625)	$(202,647)	$2,071,119

(1)	See Note 3, “New Accounting Pronouncements,” for a discussion of the adoption of Accounting Standards Update (ASU) 2016-09.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$87,002	$73,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,500	12,000
Net accretion of premiums and discounts from acquisition	(1,691)	(935)
Depreciation and amortization	28,535	27,405
Deferred income tax (benefit) expense	(1,737)	2,665
Net increase in trading securities	(19,209)	(27,291)
Gains on sales of securities available for sale, net	(1,748)	(5,531)
Losses (gains) on sales of assets	19	(720)
Amortization of securities premiums, net of discount accretion	24,139	29,080
Originations of loans held for sale	(32,809)	(43,145)
Net gains on sales of loans held for sale	(745)	(871)
Proceeds from sales of loans held for sale	35,390	34,110
Equity-based compensation	6,715	5,430
Net tax benefit related to equity compensation plans	3,100	250
Changes in:
Accrued income	(77)	(2,523)
Accrued expenses and taxes	(11,497)	(12,079)
Other assets and liabilities, net	(19,640)	(9,282)

Net cash provided by operating activities	119,247	82,484

Investing Activities
Proceeds from maturities of securities held to maturity	32,812	22,539
Proceeds from sales of securities available for sale	271,824	598,740
Proceeds from maturities of securities available for sale	741,395	779,759
Purchases of securities held to maturity	(197,425)	(238,029)
Purchases of securities available for sale	(733,530)	(1,281,401)
Net increase in loans	(322,944)	(660,088)
Net decrease (increase) in fed funds sold and resell agreements	139,806	(22,656)
Net cash activity from acquisitions and branch sales	(1,954)	—
Net increase in interest bearing balances due from other financial institutions	24,285	52,488
Purchases of premises and equipment	(11,323)	(17,526)
Proceeds from sales of premises and equipment	33	1,623
Increase in COLI/BOLI cash surrender value	—	(4,700)

Net cash used in investing activities	(57,021)	(769,251)

Financing Activities
Net (decrease) increase in demand and savings deposits	(572,374)	667,041
Net increase (decrease) in time deposits	98,426	(110,349)
Net increase (decrease) in fed funds purchased and repurchase agreements	29,433	(29,495)
Repayment of long-term debt	(1,226)	(1,272)
Payment of contingent consideration on acquisitions	—	(3,031)
Cash dividends paid	(25,456)	(24,245)
Proceeds from exercise of stock options and sales of treasury shares	10,833	8,436
Purchases of treasury stock	(4,279)	(13,581)

Net cash (used in) provided by financing activities	(464,643)	493,504

Decrease in cash and cash equivalents	(402,417)	(193,263)
Cash and cash equivalents at beginning of period	1,063,967	819,112

Cash and cash equivalents at end of period	$661,550	$625,849

Supplemental Disclosures:
Income taxes paid	$20,679	$19,295
Total interest paid	23,633	13,199

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

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

On April 20, 2017, the Company announced the execution of an agreement to sell all of the outstanding stock of Scout Investments, Inc. (Scout), its institutional investment management subsidiary, for $172.5 million in cash, subject to customary purchase price adjustments at closing. See Items 1.01 and 5.02 in the Company’s Current Report on Form 8-K that was filed April 20, 2017. In accordance with Accounting Standards Codification (ASC) Topic 205-20, Discontinued Operations, the results of Scout have been presented separately as (Loss) income from discontinued operations in the Company’s Consolidated Statements of Income and its assets have been presented separately as Discontinued assets – goodwill and other intangibles, net in the Company’s Consolidated Balance Sheets.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2017 and June 30, 2016 (in thousands):

	June 30,
	2017	2016
Due from the Federal Reserve Bank	$282,402	$270,117
Cash and due from banks	379,148	355,732

Cash and cash equivalents at end of period	$661,550	$625,849

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $49.7 million and $109.5 million at June 30, 2017 and June 30, 2016, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarter-to-date net income per share includes the dilutive effect of 579,116 and 378,128 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2017 and 2016, respectively. Diluted year-to-date net income per share includes the dilutive effect of 638,922 and 320,723 shares issuable upon the exercise of stock options granted by the Company and outstanding at June 30, 2017 and 2016, respectively.

Options issued under employee benefits plans to purchase 150,739 shares of common stock were outstanding at June 30, 2017, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefits plans to purchase 637,331 shares of common stock were outstanding at June 30, 2016, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive.

3.	New Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017. In March, April, and May 2016, the FASB issued implementation amendments to the May 2014 ASU (collectively, the “amended guidance”). The amended guidance affects any entity that enters into contracts with customers to transfer goods and services, unless those contracts are within the scope of other standards. The amended guidance specifically excludes interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities, and derivatives. The amended guidance permits the use of either the full retrospective approach or a modified retrospective approach. The Company plans to adopt the amended guidance using the modified retrospective approach on January 1, 2018. The Company is progressing through in implementing the amended guidance. The Company has assessed its revenue streams to identify those contracts that are specifically excluded from the scope of the amended guidance and those that may be subject to the amended guidance. Subsequent to this initial scoping, the Company selected a representative sample of contracts from the in-scope revenue streams for review under the amended guidance (“key contracts”). The review of key contracts is in process. Upon completion of the review of the key contracts, the Company expects to group the remaining contracts based on the conclusions reached through the key contract review or to perform additional review of specific contracts that cannot be grouped. While progress has been made, the Company is still currently evaluating the impact that the amended guidance will have on its Consolidated Financial Statements and related disclosures and has not finalized any estimates of the quantitative impact at this time.

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

Extinguishments of Liabilities In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products.” The amendment is intended to reduce the diversity in practice related to the recognition of breakage. Breakage refers to the portion of a prepaid stored-value product, such as a gift card, that goes unused wholly or partially for an indefinite period of time. This amendment requires that breakage be accounted for consistent with the breakage guidance within ASU No. 2014-09, “Revenue from Contracts with Customers.” The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the modified retrospective or full retrospective transition method. Early adoption is permitted. The Company will adopt ASU No. 2016-04 in conjunction with its adoption of ASU No. 2014-09. The adoption of this accounting pronouncement is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

In September 2016, the Company early adopted ASU No. 2016-09 with an effective date of January 1, 2016. As part of the adoption of this standard, the Company made an accounting policy election to account for forfeitures on an actual basis and discontinued the use of an estimated forfeiture approach. Additionally, the Company selected the retrospective transition method for the reclassification of the “Net tax benefit related to equity compensation plans” from the financing section to the operating section of the Company’s Consolidated Statement of Cash Flows. The impact to the Company’s Consolidated Statements of Income for adopting all provisions of the standard was an increase to net income of $158 thousand for the three-month period ended March 31, 2016 and an increase to net income of $220 thousand for the three-month period ended June 30, 2016. Upon adoption, the Company recorded a cumulative effect adjustment to the Company’s Consolidated Balance Sheets of $482 thousand as an increase to total equity. Prior period financial statements as of and for the three-month and six-month periods ended June 30, 2016 have been recast throughout this document to give effect to the adoption of ASU No. 2016-09.

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

Statement of Cash Flows In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Receipts and Cash Payments.” This amendment adds to and clarifies existing guidance regarding the classification of certain cash receipts and payments in the statement of cash flows with the intent of reducing diversity in practice with respect to eight types of cash flows. The amendments in this update require full retrospective adoption and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its Consolidated Statements of Cash Flows.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$14,095	$471	$35,426	$49,992	$4,568,726	$4,618,718
Asset-based	—	—	—	—	277,930	277,930
Factoring	—	—	—	—	160,664	160,664
Commercial – credit card	302	187	3	492	151,060	151,552
Real estate:
Real estate – construction	1,058	—	93	1,151	723,787	724,938
Real estate – commercial	6,944	—	11,775	18,719	3,227,821	3,246,540
Real estate – residential	1,554	—	723	2,277	595,467	597,744
Real estate – HELOC	284	—	2,995	3,279	671,380	674,659
Consumer:
Consumer – credit card	1,926	1,964	342	4,232	244,191	248,423
Consumer – other	756	35	33	824	118,782	119,606
Leases	—	—	—	—	27,804	27,804

Total loans	$26,919	$2,657	$51,390	$80,966	$10,767,612	$10,848,578

	December 31, 2016
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non-Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$3,285	$49	$35,777	$39,111	$—	$4,371,695	$4,410,806
Asset-based	—	—	—	—	—	225,878	225,878
Factoring	—	—	—	—	—	139,902	139,902
Commercial – credit card	612	10	8	630	—	146,105	146,735
Real estate:
Real estate – construction	3	—	181	184	—	741,620	741,804
Real estate – commercial	1,303	1,004	16,423	18,730		3,147,192	3,165,922
Real estate – residential	1,034	6	1,344	2,384	—	545,966	548,350
Real estate – HELOC	588	—	4,736	5,324	—	706,470	711,794
Consumer:
Consumer – credit card	2,228	2,115	475	4,818	—	265,280	270,098
Consumer – other	1,061	181	11,315	12,557	800	126,205	139,562
Leases	—	—	—	—	—	39,532	39,532

Total loans	$10,114	$3,365	$70,259	$83,738	$800	$10,455,845	$10,540,383

The Company had total purchased credit impaired (PCI) loans from its acquisition of Marquette Financial Companies (Marquette) of $800 thousand as of December 31, 2016. The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. All of the PCI loans were considered to be performing based on payment activity as of December 31, 2016. Of this amount, $713 thousand were current with their payment terms and $87 thousand were between 30-89 days past due.

The Company sold residential real estate loans with proceeds of $35.4 million and $34.1 million in the secondary market without recourse during the six months ended June 30, 2017 and June 30, 2016, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $51.4 million and $70.3 million at June 30, 2017 and December 31, 2016, respectively. Restructured loans totaled $50.9 million and $52.5 million at June 30, 2017 and December 31, 2016, respectively. Loans 90 days past due and still accruing interest amounted to $2.7 million and $3.4 million at June 30, 2017 and December 31, 2016, respectively. There was an insignificant amount of interest recognized on impaired loans during 2017 and 2016.

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

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at June 30, 2017 and December 31, 2016 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Non-watch list	$4,200,609	$4,043,704	$242,114	$198,695	$157,952	$139,358
Watch	88,176	99,815	—	—	—	—
Special Mention	99,275	32,240	33,513	24,809	2,284	129
Substandard	230,658	235,047	2,303	2,374	428	415

Total	$4,618,718	$4,410,806	$277,930	$225,878	$160,664	$139,902

	Real estate – construction		Real estate – commercial
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Non-watch list	$718,676	$741,022	$3,159,939	$3,071,804
Watch	2,701	149	26,470	43,015
Special Mention	3,260	—	16,444	5,140
Substandard	301	633	43,687	45,963

Total	$724,938	$741,804	$3,246,540	$3,165,922

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Performing	$151,549	$146,727	$597,021	$547,006	$671,664	$707,058
Non-performing	3	8	723	1,344	2,995	4,736

Total	$151,552	$146,735	$597,744	$548,350	$674,659	$711,794

	Consumer – credit card		Consumer – other		Leases
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Performing	$248,081	$269,623	$119,573	$127,447	$27,804	$39,532
Non-performing	342	475	33	11,315	—	—

Total	$248,423	$270,098	$119,606	$138,762	$27,804	$39,532

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$73,197	$10,512	$9,510	$104	$93,323
Charge-offs	(9,602)	(263)	(2,624)	—	(12,489)
Recoveries	1,631	358	474	—	2,463
Provision	11,632	1,298	1,601	(31)	14,500

Ending balance	$76,858	$11,905	$8,961	$73	$97,797

	Six Months Ended June 30, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$71,657	$10,569	$9,311	$112	$91,649
Charge-offs	(15,583)	(449)	(5,161)	—	(21,193)
Recoveries	2,329	419	1,093	—	3,841
Provision	18,455	1,366	3,718	(39)	23,500

Ending balance	$76,858	$11,905	$8,961	$73	$97,797

Ending balance: individually evaluated for impairment	$8,362	$74	$—	$—	$8,436
Ending balance: collectively evaluated for impairment	68,496	11,831	8,961	73	89,361

Loans:
Ending balance: loans	$5,208,864	$5,243,881	$368,029	$27,804	$10,848,578
Ending balance: individually evaluated for impairment	68,359	9,086	—	—	77,445
Ending balance: collectively evaluated for impairment	5,140,505	5,234,795	368,029	27,804	10,771,133

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$61,308	$9,909	$9,060	$121	$80,398
Charge-offs	(800)	(1,351)	(2,101)	—	(4,252)
Recoveries	859	187	474	—	1,520
Provision	3,194	1,938	1,886	(18)	7,000

Ending balance	$64,561	$10,683	$9,319	$103	$84,666

	Six Months Ended June 30, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$63,847	$8,220	$8,949	$127	$81,143
Charge-offs	(5,875)	(2,796)	(4,616)	—	(13,287)
Recoveries	3,348	331	1,131	—	4,810
Provision	3,241	4,928	3,855	(24)	12,000

Ending balance	$64,561	$10,683	$9,319	$103	$84,666

Ending balance: individually evaluated for impairment	$4,714	$26	$—	$—	$4,740
Ending balance: collectively evaluated for impairment	59,847	10,657	9,319	103	79,926

Loans:
Ending balance: loans	$4,914,162	$4,737,311	$395,216	$36,577	$10,083,266
Ending balance: individually evaluated for impairment	58,270	6,338	2,578	—	67,186
Ending balance: collectively evaluated for impairment	4,855,892	4,729,981	391,408	36,577	10,013,858
Ending balance: PCI Loans	—	992	1,230	—	2,222

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$88,405	$46,302	$22,057	$68,359	$8,362	$70,674
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	235	93	110	203	65	234
Real estate – commercial	12,983	7,829	932	8,761	9	11,457
Real estate – residential	126	122	—	122	—	159
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	11
Leases	—	—	—	—	—	—

Total	$101,749	$54,346	$23,099	$77,445	$8,436	$82,535

	As of December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$80,405	$43,260	$31,091	$74,351	$7,866	$69,776
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	510	181	113	294	68	405
Real estate – commercial	18,107	12,303	487	12,790	—	8,956
Real estate – residential	231	230	—	230	—	520
Real estate – HELOC	—	—	—	—	—	79
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	1,981
Leases	—	—	—	—	—	—

Total	$99,253	$55,974	$31,691	$87,665	$7,934	$81,717

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

The Company had $1.6 million and $18 thousand in commitments to lend to borrowers with loan modifications classified as TDRs as of June 30, 2017 and June 30, 2016, respectively. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three month periods ended June 30, 2017 and June 30, 2016, the Company had no TDRs. For the six months ended June 30, 2017, the Company had one commercial TDR with a pre- and post-modification loan balance of $7.2 million. For the six months ended June 30, 2016, the Company had two commercial TDRs with a pre- and post-modification balance of $12.1 million.

5.	Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
U.S. Treasury	$65,083	$24	$(1,195)	$63,912
U.S. Agencies	25,575	1	(4)	25,572
Mortgage-backed	3,638,555	6,097	(50,604)	3,594,048
State and political subdivisions	2,496,392	19,984	(10,827)	2,505,549
Corporates	36,988	—	(28)	36,960

Total	$6,262,593	$26,106	$(62,658)	$6,226,041

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. Treasury	$95,315	$37	$(1,526)	$93,826
U.S. Agencies	198,158	67	(48)	198,177
Mortgage-backed	3,773,090	7,069	(68,460)	3,711,699
State and political subdivisions	2,425,155	7,391	(36,789)	2,395,757
Corporates	66,997	5	(127)	66,875

Total	$6,558,715	$14,569	$(106,950)	$6,466,334

The following table presents contractual maturity information for securities available for sale at June 30, 2017 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$321,533	$321,720
Due after 1 year through 5 years	1,141,391	1,148,598
Due after 5 years through 10 years	831,718	835,694
Due after 10 years	329,396	325,981

Total	2,624,038	2,631,993
Mortgage-backed securities	3,638,555	3,594,048

Total securities available for sale	$6,262,593	$6,226,041

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2017, proceeds from the sales of securities available for sale were $271.8 million compared to $598.7 million for the same period in 2016. Securities transactions resulted in gross realized gains of $1.7 million and $5.5 million for the six months ended June 30, 2017 and 2016, respectively. There were no gross realized losses for the six months ended June 30, 2017 and 2016.

Securities available for sale with a market value of $5.3 billion at June 30, 2017 and $5.7 billion at December 31, 2016 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $1.8 billion at June 30, 2017 and $1.8 billion at December 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$44,232	$(912)	$9,761	$(283)	$53,993	$(1,195)
U.S. Agencies	21,998	(4)	—	—	21,998	(4)
Mortgage-backed	2,503,006	(38,410)	323,178	(12,194)	2,826,184	(50,604)
State and political subdivisions	863,072	(9,057)	59,299	(1,770)	922,371	(10,827)
Corporates	24,432	(25)	10,999	(3)	35,431	(28)

Total	$3,456,740	$(48,408)	$403,237	$(14,250)	$3,859,977	$(62,658)

December 31, 2016	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$48,678	$(1,526)	$—	$—	$48,678	$(1,526)
U.S. Agencies	103,979	(34)	9,989	(14)	113,968	(48)
Mortgage-backed	2,735,868	(55,035)	269,637	(13,425)	3,005,505	(68,460)
State and political subdivisions	1,748,922	(36,639)	8,565	(150)	1,757,487	(36,789)
Corporates	41,966	(90)	17,982	(37)	59,948	(127)

Total	$4,679,413	$(93,324)	$306,173	$(13,626)	$4,985,586	$(106,950)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at June 30, 2017 and net unrealized gains, aggregated by maturity category, at December 31, 2016, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$5,389	$—	$(38)	$5,351
Due after 1 year through 5 years	106,679	2,239	(2,089)	106,829
Due after 5 years through 10 years	368,156	5,334	(19,340)	354,150
Due after 10 years	799,300	7,226	(88,179)	718,347

Total state and political subdivisions	$1,279,524	$14,799	$(109,646)	$1,184,677

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$6,077	$5	$(947)	$5,135
Due after 1 year through 5 years	82,650	2,376	(1,474)	83,552
Due after 5 years through 10 years	341,741	8,854	(3,021)	347,574
Due after 10 years	685,464	15,717	(31,415)	669,766

Total state and political subdivisions	$1,115,932	$26,952	$(36,857)	$1,106,027

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2017 or 2016.

Trading Securities

The net unrealized losses on trading securities at June 30, 2017 were $67 thousand and the net unrealized gains on trading securities at June 30, 2016 were $93 thousand. These unrealized gains and losses were included in trading and investment banking income on the Consolidated Statements of Income. In order to offset interest rate risk exposure within the trading portfolio, the Company has begun short selling U.S. Treasury and Corporate securities in which the Company enters into agreements to sell securities at a fixed price on a fixed date prior to purchasing the related securities. Securities sold not yet purchased totaled $6.6 million at June 30, 2017 and is classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock and other securities at June 30, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	3	6,002	—	6,005
Other securities – non-marketable	24,181	1,596	(5)	25,772

Total Other securities	$57,446	$7,598	$(5)	$65,039

December 31, 2016
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	4	9,948	—	9,952
Other securities – non-marketable	24,272	820	—	25,092

Total Other securities	$57,538	$10,768	$—	$68,306

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $6.0 million at June 30, 2017 and $10.0 million at December 31, 2016. The fair value of other non-marketable securities includes alternative investment securities of $2.9 million at June 30, 2017 and $2.0 million at December 31, 2016. Unrealized gains or losses on alternative investments are recognized in the Equity earnings (loss) on alternative investments of the Company’s Consolidated Statements of Income.

6.	Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2017 and December 31, 2016 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2017	$161,391	$47,529	$19,476	$228,396
Discontinued assets	—	(47,529)	—	(47,529)

Balances as of June 30, 2017	$161,391	$—	$19,476	$180,867

Balances as of January 1, 2016	$161,341	$47,529	$19,476	$228,346
Acquisition of Marquette	50	—	—	50
Discontinued assets	—	(47,529)	—	(47,529)

Balances as of December 31, 2016	$161,391	$—	$19,476	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross carrying amount	$49,481	$74,243	$3,254	$126,978
Accumulated amortization	40,632	58,484	3,248	102,364

Net carrying amount	$8,849	$15,759	$6	$24,614

	As of December 31, 2016
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross carrying amount	$47,527	$74,243	$3,254	$125,024
Accumulated amortization	39,040	56,352	3,002	98,394

Net carrying amount	$8,487	$17,891	$252	$26,630

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Aggregate amortization expense	$1,924	$2,237	$3,970	$4,556

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2017	$3,354
For the year ending December 31, 2018	6,007
For the year ending December 31, 2019	4,944
For the year ending December 31, 2020	3,925
For the year ending December 31, 2021	2,855
For the year ending December 31, 2022	1,911

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2017, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2017
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	On Demand	2-29 Days	Over 90 Days	Total
U.S. Treasury	$—	$27,674	$—	$27,674
U.S. Agencies	1	1,147,341	3,100	1,150,442

Total repurchase agreements	$1	$1,175,015	3,100	$1,178,116

8.	Business Segment Reporting

The Company has strategically aligned its operations into the following two reportable segments (collectively, the Business Segments): Bank and Asset Servicing. Senior executive officers regularly evaluate business segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. Previously, the Company had the following three Business Segments: Bank, Institutional Investment Management, and Asset Servicing. On April 20, 2017, the Company announced the execution of an agreement to sell all of the outstanding stock of Scout, its institutional investment management subsidiary. As the operations of Scout are now included in discontinued operations, the Company no longer presents this segment’s operations as one of its business segments. The Company’s reportable segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2017. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended June 30, 2017
	Bank	Asset Servicing	Total
Net interest income	$134,480	$2,914	$137,394
Provision for loan losses	14,500	—	14,500
Noninterest income	86,084	24,222	110,306
Noninterest expense	154,474	22,465	176,939

Income before taxes	51,590	4,671	56,261
Income tax expense	10,560	930	11,490

Income from continuing operations	$41,030	$3,741	$44,771

Average assets	$19,560,000	$755,000	$20,315,000

	Three Months Ended June 30, 2016
	Bank	Asset Servicing	Total
Net interest income	$118,613	$2,597	$121,210
Provision for loan losses	7,000	—	7,000
Noninterest income	79,565	23,209	102,774
Noninterest expense	146,950	21,469	168,419

Income before taxes	44,228	4,337	48,565
Income tax expense	10,991	1,111	12,102

Income from continuing operations	$33,237	$3,226	$36,463

Average assets	$18,227,950	$1,208,050	$19,436,000

	Six Months Ended June 30, 2017
	Bank	Asset Servicing	Total
Net interest income	$266,119	$5,590	$271,709
Provision for loan losses	23,500	—	23,500
Noninterest income	165,822	47,401	213,223
Noninterest expense	306,689	44,060	350,749

Income before taxes	101,752	8,931	110,683
Income tax expense	22,032	1,904	23,936

Income from continuing operations	$79,720	$7,027	$86,747

Average assets	$19,479,950	$795,050	$20,275,000

	Six Months Ended June 30, 2016
	Bank	Asset Servicing	Total
Net interest income	$233,884	$5,218	$239,102
Provision for loan losses	12,000	—	12,000
Noninterest income	154,102	46,637	200,739
Noninterest expense	291,253	42,434	333,687

Income before taxes	84,733	9,421	94,154
Income tax expense	20,919	2,423	23,342

Income from continuing operations	$63,814	$6,998	$70,812

Average assets	$18,086,900	$1,298,100	$19,385,000

9.	Commitments, Contingencies and Guarantees

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, forward foreign exchange contracts and spot foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contractual or notional amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments. Many of the commitments expire without being drawn upon; therefore, the total amount of these commitments does not necessarily represent the future cash requirements of the Company.

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	June 30,	December 31,
	2017	2016
Commitments to extend credit for loans (excluding credit card loans)	$6,363,663	$6,471,404
Commitments to extend credit under credit card loans	2,916,976	2,798,433
Commercial letters of credit	7,170	1,098
Standby letters of credit	321,287	376,617
Forward contracts	48,139	49,352
Spot foreign exchange contracts	1,887	3,725

10.	Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2017 and December 31, 2016. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	Asset Derivatives		Liability Derivatives
Fair Value	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Interest Rate Products:
Derivatives not designated as hedging instruments	$11,598	$10,555	$6,722	$10,581
Derivatives designated as hedging instruments	171	318	1,439	748

Total	$11,769	$10,873	$8,161	$11,329

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2017, the Company had two interest rate swaps with a notional amount of $15.6 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2017, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV. For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings for the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk. During the three and six months ended June 30, 2017, the Company recognized net losses of $1.2 million and $911 thousand, respectively, in AOCI for the effective portion of the change in fair value of these cash flow hedges. During the three and six months ended June 30, 2016, the Company recognized net losses of $2.9 million and $7.0 million, respectively, in AOCI for the effective portion of the change in fair value of these cash flow hedges. During the three and six months ended June 30, 2017 and June 30, 2016, the Company did not record any hedge ineffectiveness in earnings. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018. As of June 30, 2017, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 19.2 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2017, the Company had 70 interest rate swaps with an aggregate notional amount of $852.0 million related to this program. During the three and six months ended June 30, 2017, the Company recognized $168 thousand and $516 thousand of net losses, respectively, related to changes in fair value of these swaps. During the three and six months ended June 30, 2016, the Company recognized $440 thousand and $792 thousand of net losses, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest Rate Products
Derivatives not designated as hedging instruments	$(168)	$(440)	$(516)	$(792)

Total	$(168)	$(440)	$(516)	$(792)

Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(86)	$(138)	$(132)	$(331)
Fair value adjustments on hedged items	88	137	134	329

Total	$(2)	$(1)	$2	$(2)

This table provides a summary of the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities as of June 30, 2017 and June 30, 2016 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate products
Derivatives designated as cash flow hedging instruments	$(1,157)	$(2,894)	$(911)	$(7,034)

Total	$(1,157)	$(2,894)	$(911)	$(7,034)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $10.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties but has not yet reached its minimum collateral posting threshold under these agreements. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

11.	Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement at June 30, 2017
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$250	$250	$—	$—
U.S. Agencies	6,731	—	6,731	—
Mortgage-backed	3,020	—	3,020	—
State and political subdivisions	33,116	—	33,116	—
Corporates	6,406	6,406	—	—
Trading – other	12,310	12,149	161	—

Trading securities	61,833	18,805	43,028	—

U.S. Treasury	63,912	63,912	—	—
U.S. Agencies	25,572	—	25,572	—
Mortgage-backed	3,594,048	—	3,594,048	—
State and political subdivisions	2,505,549	—	2,505,549	—
Corporates	36,960	36,960	—	—

Available for sale securities	6,226,041	100,872	6,125,169	—
Company-owned life insurance	45,102	—	45,102	—
Bank-owned life insurance	212,799	—	212,799	—
Derivatives	11,769	—	11,769	—

Total	$6,557,544	$119,677	$6,437,867	$—

Liabilities
Deferred compensation	$55,171	$55,171	$—	$—
Derivatives	8,161	—	8,161	—
Securities sold not yet purchased	6,556	—	6,556	—

Total	$69,888	$55,171	$14,717	$—

	Fair Value Measurement as of December 31, 2016
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$—	$—	$—	$—
U.S. Agencies	1,306	—	1,306	—
Mortgage-backed	313	—	313	—
State and political subdivisions	9,295	—	9,295	—
Trading – other	28,622	28,495	127	—

Trading securities	39,536	28,495	11,041	—

U.S. Treasury	93,826	93,826	—	—
U.S. Agencies	198,177	—	198,177	—
Mortgage-backed	3,711,699	—	3,711,699	—
State and political subdivisions	2,395,757	—	2,395,757	—
Corporates	66,875	66,875	—	—

Available for sale securities	6,466,334	160,701	6,305,633	—
Company-owned life insurance	41,333	—	41,333	—
Bank-owned life insurance	209,686	—	209,686	—
Derivatives	10,873	—	10,873	—

Total	$6,767,762	$189,196	$6,578,566	$—

Liabilities
Deferred compensation	$42,797	$42,797	$—	$—
Derivatives	11,329	—	11,329	—

Total	$54,126	$42,797	$11,329	$—

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

Assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement at June 30, 2017 Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
Impaired loans	$14,663	$—	$—	$14,663	$(502)
Other real estate owned	377	—	—	377	27

Total	$15,040	$—	$—	$15,040	$(475)

	Fair Value Measurement at December 31, 2016 Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$23,757	$—	$—	$23,757	$(2,070)
Other real estate owned	89	—	—	89	—

Total	$23,846	$—	$—	$23,846	$(2,070)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows (in millions):

	Fair Value Measurement at June 30, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$895,759	$715,060	$180,699	$—	$895,759
Securities available for sale	6,226,041	100,872	6,125,169	—	6,226,041
Securities held to maturity	1,279,524	—	1,184,677	—	1,184,677
Trading securities	61,833	18,805	43,028	—	61,833
Other securities	65,039	—	65,039	—	65,039
Loans (exclusive of allowance for loan loss)	10,852,021	—	10,905,950	—	10,905,950
Derivatives	11,769	—	11,769	—	11,769
FINANCIAL LIABILITIES
Demand and savings deposits	14,862,519	14,862,519	—	—	14,862,519
Time deposits	1,234,147	—	1,234,147	—	1,234,147
Other borrowings	1,886,370	708,254	1,178,116	—	1,886,370
Long-term debt	76,083	—	76,316	—	76,316
Derivatives	8,161	—	8,161	—	8,161
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					3,414,510
Commercial letters of credit					56,260
Standby letters of credit					1,281,020

	Fair Value Measurement at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,462,267	$1,138,850	$323,417	$—	$1,462,267
Securities available for sale	6,466,334	160,701	6,305,633	—	6,466,334
Securities held to maturity	1,115,932	—	1,106,027	—	1,106,027
Trading securities	39,536	28,495	11,041	—	39,536
Other securities	68,306	—	68,306	—	68,306
Loans (exclusive of allowance for loan loss)	10,545,662	—	10,572,292	—	10,572,292
Derivatives	10,873	—	10,873	—	10,873
FINANCIAL LIABILITIES
Demand and savings deposits	15,434,893	15,434,893	—	—	15,434,893
Time deposits	1,135,721	—	1,135,721	—	1,135,721
Other borrowings	1,856,937	419,843	1,437,094	—	1,856,937
Long-term debt	76,772	—	77,025	—	77,025
Derivatives	11,329	—	11,329	—	11,329
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,603,807
Commercial letters of credit					142,383
Standby letters of credit					2,526,859

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2017 and December 31, 2016.

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

12.	Discontinued Operations

On April 20, 2017, the Company announced the execution of an agreement to sell all of the outstanding stock of Scout, its institutional investment management subsidiary, for $172.5 million in cash, subject to customary purchase price adjustments at closing. The Company plans to use the proceeds from the transaction for general corporate purposes and to support its continued organic growth in the commercial, consumer, private wealth, institutional banking, healthcare, and asset servicing businesses.

This table summarizes the components of (loss) income from discontinued operations, net of taxes, for the three and six months ended June 30, 2017 and June 30, 2016 presented in the Consolidated Statements of Income are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total noninterest income	$17,856	$18,673	$35,719	$37,058
Total noninterest expense	20,455	16,924	35,411	32,100

(Loss) income from discontinued operations	(2,599)	1,749	308	4,958
Income tax (benefit) expense	(649)	694	53	1,849

Net (loss) income on discontinued operations	$(1,950)	$1,055	$255	$3,109

The discontinued assets of Scout included on the Consolidated Balance Sheets are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Goodwill	$47,529	$ 47,529
Other intangibles, net	6,214	7,861

Discontinued assets – goodwill and other intangibles, net	$53,743	$ 55,390

The components of net cash provided by operating activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months
	Ended June 30,
	2017	2016
Income from discontinued operations	$255	$3,109
Depreciation and amortization	1,647	1,815

Net cash provided by operating activities of discontinued operations	$1,902	$4,924

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month and six-month periods ended June 30, 2017. It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;

•	changes in laws or the regulatory environment, including as a result of financial-services legislation or regulation;

•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;

•	changes in accounting standards or policies;

•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;

•	changes in spending, borrowing, or saving by businesses or households;

•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;

•	changes in any credit rating assigned to the Company or its affiliates;

•	adverse publicity or other reputational harm to the Company;

•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•	the Company’s ability to innovate to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;

•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;

•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, the Company or the financial-services industry;

•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;

•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;

•	the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal controls, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;

•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;

•	mergers, acquisitions, or dispositions, including the Company’s ability to integrate acquisitions and divest assets;

•	the adequacy of the Company’s succession planning for key executives or other personnel;

•	the Company’s ability to grow revenue, control expenses, or attract and retain qualified employees;

•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or

•	other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Form 10-Q, in the Risk Factors (Item 1A) in the Form 10-K, or in any of the Company’s quarterly or current reports.

Any forward-looking statement made by the Company or on its behalf speaks only as of the date that it was made. The Company does not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made, except to the extent required by applicable securities laws. You, however, should consult further disclosures (including disclosures of a forward-looking nature) that the Company makes in any subsequent Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

Overview

The Company focuses on the following four core strategic objectives. Management believes these strategies will guide our efforts to achieve our vision to deliver the unparalleled customer experience, all while maintaining a focus to improve net income and strengthen the balance sheet.

The first strategic objective is a focus on improving operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the second quarter of 2017, total revenue increased 10.6 percent compared to the second quarter of 2016, while noninterest expense increased 5.1 percent. As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is a focus on net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the second quarter of 2017, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $16.2 million, or 13.4 percent, from the same period in 2016. The Company has shown increased net interest income through the effects of increased rates, volume and mix of average earning assets and a low cost of funds in its Consolidated Balance Sheets. Average loan balances increased $924.7 million, or 9.4 percent compared to the same period in 2016. The funding for these assets was driven primarily by a 5.5 percent increase in average interest-bearing liabilities, coupled with a 2.0 percent increase in noninterest-bearing demand deposits. Net interest margin, on a tax-equivalent basis, increased 26 basis points compared to the same period in 2016.

The third strategic objective is to grow the Company’s revenue from noninterest sources. The Company has continued to emphasize its diverse operations throughout all economic cycles. This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates and positioned the Company to benefit in periods of growth. Noninterest income increased $7.5 million, or 7.3 percent, to $110.3 million for the three months ended June 30, 2017, compared to the same period in 2016. This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At June 30, 2017, noninterest income represented 44.5 percent of total revenues, compared to 45.9 percent at June 30, 2016.

The fourth strategic objective is a focus on capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and properly utilizing a share repurchase program. At June 30, 2017, the Company had $2.1 billion in total shareholders’ equity. This is an increase of $68.0 million, or 3.4 percent, compared to total shareholders’ equity at June 30, 2016. At June 30, 2017, the Company had a total risk-based capital ratio of 13.32 percent. The Company repurchased 3,520 shares of common stock at an average price of $71.10 per share during the second quarter of 2017.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2017. The changes identified in the summary are explained in greater detail below. The Company recorded net income from continuing operations of $44.8 million for the three-month period ended June 30, 2017, compared to $36.5 million for the same period a year earlier. This represents a 22.8 percent increase over the three-month period ended June 30, 2016. Basic earnings per share from continuing operations for the second quarter of 2017 was $0.91 per share ($0.90 per share fully-diluted) compared to $0.75 per share ($0.74 per share fully-diluted) for the second quarter of 2016. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2017 were 0.88 and 8.69 percent, respectively, compared to 0.75 and 7.41 percent, respectively, for the three-month period ended June 30, 2016.

The Company recorded net income from continuing operations of $86.7 million for the six-month period ended June 30, 2017, compared to $70.8 million for the same period a year earlier. This represents a 22.5 percent increase over the six-month period ended June 30, 2016. Basic earnings per share for the six-month period ended June 30, 2017 were $1.76 per share ($1.74 per share fully-diluted) compared to $1.45 per share ($1.44 per share fully-diluted) for the same period in 2016. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2017 were 0.86 and 8.64 percent, respectively, compared to 0.73 and 7.26 percent for the same period in 2016.

Net interest income for the three and six-month periods ended June 30, 2017 increased $16.2 million, or 13.4 percent, and $32.6 million, or 13.6 percent, respectively, compared to the same periods in 2016. For the three-month period ended June 30, 2017, average earning assets increased by $841.9 million, or 4.7 percent, and for the six-month period ended June 30, 2017, they increased by $846.0 million, or 4.7 percent, compared to the same periods in 2016. Net interest margin, on a tax-equivalent basis, increased to 3.12 percent and 3.10 percent for the three and six-month periods ended June 30, 2017, compared to 2.86 percent and 2.82 percent for the same periods in 2016.

The provision for loan losses increased by $7.5 million to $14.5 million for the three-month period ended June 30, 2017, and increased by $11.5 million to $23.5 million for the six-month period ended June 30, 2017, as compared to the same periods in 2016. This increase is a result of applying the Company’s methodology for computing the allowance for loan losses. A significant driver of credit quality is nonperforming loans. The Company’s nonperforming loans decreased $7.0 million to $51.4 million at June 30, 2017, compared to June 30, 2016, and decreased $18.9 million, compared to December 31, 2016. The allowance for loan losses as a percentage of total loans increased to 0.90 percent as of June 30, 2017, compared to 0.84 percent at June 30, 2016. For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income increased by $7.5 million, or 7.3 percent, for the three-month period ended June 30, 2017, and increased by $12.5 million, or 6.2 percent, for the six-month period ended June 30, 2017, compared to the same periods in 2016. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $8.5 million, or 5.1 percent, for the three-month period ended June 30, 2017, and increased by $17.1 million, or 5.1 percent, for the six-month period ended June 30, 2017, compared to the same periods in 2016. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and six-month periods ended June 30, 2017 increased $16.2 million, or 13.4 percent, and $32.6 million, or 13.6 percent, respectively, compared to the same periods in 2016.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended June 30, 2017 increased by 18 and 26 basis points, respectively, compared to the same period in 2016. Net interest spread and margin for the six months ended June 30, 2017 increased by 22 and 28 basis points, respectively, compared to the same period in 2016. These increases are primarily due to favorable interest rate and volume variances on loans. These interest rate variances have led to an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2017 as compared to results for the same periods in 2016. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.20 percent for the three-month period ended June 30, 2017 and 2.84 percent for the same period in 2016. The average yield on earning assets without the tax equivalent basis adjustment would have been 3.16 percent for the six-month period ended June 30, 2017 and 2.82 percent for the same period in 2016.

	Three Months Ended June 30,
	2017		2016
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$10,812,058	4.18%	$9,887,404	3.82%
Securities:
Taxable	3,997,904	1.85	4,676,230	1.62
Tax-exempt	3,640,336	3.09	2,987,217	2.86

Total securities	7,638,240	2.44	7,663,447	2.11
Federal funds and resell agreements	150,745	1.89	181,094	1.43
Interest-bearing due from banks	252,169	0.92	313,427	0.56
Other earning assets	75,075	2.96	40,996	2.09

Total earning assets	18,928,287	3.41	18,086,368	3.01
Allowance for loan losses	(95,410)		(81,699)
Other assets	1,482,040		1,431,600

Total assets	$20,314,917		$19,436,269

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,734,166	0.32%	$9,315,851	0.18%
Federal funds and repurchase agreements	2,400,181	0.83	2,163,264	0.30
Borrowed funds	75,953	5.22	91,034	4.09

Total interest-bearing liabilities	12,210,300	0.45	11,570,149	0.23
Noninterest-bearing demand deposits	5,837,602		5,723,840
Other liabilities	199,386		162,390
Shareholders’ equity	2,067,629		1,979,890

Total liabilities and shareholders’ equity	$20,314,917		$19,436,269

Net interest spread		2.96%		2.78%
Net interest margin		3.12		2.86

	Six Months Ended June 30,
	2017		2016
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
Assets
Loans, net of unearned interest	$10,686,792	4.14%	$9,718,848	3.82%
Securities:
Taxable	4,097,794	1.85	4,751,526	1.62
Tax-exempt	3,564,319	3.08	2,896,366	2.84

Total securities	7,662,113	2.42	7,647,892	2.08
Federal funds and resell agreements	194,231	1.69	163,943	1.41
Interest-bearing due from banks	280,490	0.81	481,031	0.55
Other earning assets	67,809	2.73	33,677	1.67

Total earning assets	18,891,435	3.36	18,045,391	2.97
Allowance for loan losses	(94,264)		(81,259)
Other assets	1,477,685		1,420,465

Total assets	$20,274,856		$19,384,597

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$9,689,335	0.29%	$9,372,812	0.18%
Federal funds and repurchase agreements	2,365,101	0.72	1,929,910	0.30
Borrowed funds	76,209	5.10	91,796	4.02

Total interest-bearing liabilities	12,130,645	0.40	11,394,518	0.23
Noninterest-bearing demand deposits	5,917,826		5,869,330
Other liabilities	200,809		160,173
Shareholders’ equity	2,025,576		1,960,576

Total liabilities and shareholders’ equity	$20,274,856		$19,384,597

Net interest spread		2.96%		2.74%
Net interest margin		3.10		2.82

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. Although the average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $201.8 million for the three-month period and $109.9 million for the six-month period ended June 30, 2017 compared to the same periods in 2016, the benefit from interest free funds increased by eight basis points in the three-month and five basis points in the six-month periods due to increased yields on earning assets, offset by an increase in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2017 and 2016			June 30, 2017 and 2016
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$9,352	$9,423	$18,775	$19,515	$15,276	$34,791
Securities:
Taxable	(2,912)	2,501	(411)	(5,584)	5,006	(578)
Tax-exempt	3,279	1,172	4,451	6,626	2,273	8,899
Federal funds sold and resell agreements	(119)	188	69	234	247	481
Interest-bearing due from banks	(98)	242	144	(674)	478	(196)
Trading	191	95	286	321	200	521

Interest income	9,693	13,621	23,314	20,438	23,480	43,918
Change in interest incurred on:
Interest-bearing deposits	195	3,504	3,699	287	5,323	5,610
Federal funds purchased and repurchase agreements	198	3,170	3,368	773	4,834	5,607
Other borrowed funds	(169)	232	63	(342)	436	94

Interest expense	224	6,906	7,130	718	10,593	11,311

Net interest income	$9,469	$6,715	$16,184	$19,720	$12,887	$32,607

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Average earning assets	$18,928,287	$18,086,368	$841,919	$18,891,435	$18,045,391	$846,044
Interest-bearing liabilities	12,210,300	11,570,149	640,151	12,130,645	11,394,518	736,127

Interest-free funds	$6,717,987	$6,516,219	$201,768	$6,760,790	$6,650,873	$109,917

Free funds ratio (free funds to earning assets)	35.49%	36.03%	(0.54)%	35.79%	36.86%	(1.07)%
Tax-equivalent yield on earning assets	3.41	3.01	0.40	3.36	2.98	0.38
Cost of interest-bearing liabilities	0.45	0.23	0.22	0.40	0.23	0.17

Net interest spread	2.96	2.78	0.18	2.96	2.75	0.21
Benefit of interest-free funds	0.16	0.08	0.08	0.14	0.09	0.05

Net interest margin	3.12%	2.86%	0.26%	3.10%	2.84%	0.26%

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

Based on the factors above, management of the Company recorded $14.5 million and $23.5 million as provision for loan losses for the three and six-month periods ended June 30, 2017, compared to $7.0 million and $12.0 million for the same periods in 2016, respectively. As illustrated in Table 3 below, the ALL increased to 0.90 percent of total loans as of June 30, 2017, compared to 0.84 percent of total loans as of the same period in 2016.

Table 3 presents a summary of the Company’s ALL for the six months ended June 30, 2017 and 2016, and for the year ended December 31, 2016. Net charge-offs were $17.4 million for the six months ended June 30, 2017, compared to $8.5 million for the same period in 2016. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2017	2016	2016
Allowance-January 1	$91,649	$81,143	$81,143
Provision for loan losses	23,500	12,000	32,500

Charge-offs:
Commercial	(15,583)	(5,875)	(12,788)
Consumer:
Credit card	(4,679)	(4,285)	(8,436)
Other	(482)	(331)	(843)
Real estate	(449)	(2,796)	(6,756)

Total charge-offs	(21,193)	(13,287)	(28,823)

Recoveries:
Commercial	2,329	3,348	3,596
Consumer:
Credit card	785	929	1,730
Other	308	202	518
Real estate	419	331	985

Total recoveries	3,841	4,810	6,829

Net charge-offs	(17,352)	(8,477)	(21,994)

Allowance-end of period	$97,797	$84,666	$91,649

Average loans, net of unearned interest	$10,684,651	$9,715,208	$9,986,151
Loans at end of period, net of unearned interest	10,848,578	10,083,266	10,540,383
Allowance to loans at end of period	0.90%	0.84%	0.87%
Allowance as a multiple of net charge-offs	2.79x	4.97x	4.17x
Net charge-offs to:
Provision for loan losses	73.84%	70.64%	67.67%
Average loans	0.33	0.18	0.22

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Trust and securities processing	$44,811	$41,072	$3,739	9.1%
Trading and investment banking	6,173	5,638	535	9.5
Service charges on deposits	22,731	22,420	311	1.4
Insurance fees and commissions	513	1,160	(647)	(55.8)
Brokerage fees	5,889	4,262	1,627	38.2
Bankcard fees	20,234	17,534	2,700	15.4
Gains on sales of securities available for sale, net	1,280	2,598	(1,318)	(50.7)
Equity (losses) earnings on alternative investments	(195)	978	(1,173)	(>100)
Other	8,870	7,112	1,758	24.7

Total noninterest income	$110,306	$102,774	$7,532	7.3%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Trust and securities processing	$87,352	$82,172	$5,180	6.3%
Trading and investment banking	13,715	10,268	3,447	33.6
Service charges on deposits	44,806	43,881	925	2.1
Insurance fees and commissions	1,159	2,657	(1,498)	(56.4)
Brokerage fees	11,266	8,447	2,819	33.4
Bankcard fees	37,986	35,550	2,436	6.9
Gains on sales of securities available for sale, net	1,748	5,531	(3,783)	(68.4)
Equity (losses) earnings on alternative investments	(809)	597	(1,406)	(>100)
Other	16,000	11,636	4,364	37.5

Total noninterest income	$213,223	$200,739	$12,484	6.2%

Noninterest income (summarized in Table 4), increased by $7.5 million, or 7.3 percent, during the three months ended June 30, 2017, and increased by $12.5 million, or 6.2 percent, during the six months ended June 30, 2017, compared to the same periods in 2016. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets. The increase in these fees for the three and six-month periods compared to the same periods last year was primarily due to changes in the following categories of income. Trust and securities processing for the three and six-month periods ended June 30, 2017, had increases driven by improvements in wealth management and fund services revenues. Wealth management revenues increased by $1.9 million, or 12.8 percent, and $3.3 million, or 11.1 percent, and fund services revenues increased $1.1 million, or 5.2 percent, and $1.1 million, or 2.4 percent, compared to the same periods in 2016. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three and six-month periods ended June 30, 2017 increased $0.5 million, or 9.5 percent, and increased $3.4 million, or 33.6 percent, respectively. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three and six-month periods ended June 30, 2017, increased $1.6 million, or 38.2 percent, and increased $2.8 million, or 33.4 percent, respectively. These increases were driven by higher money market balances and the related 12b-1 fees.

Bankcard fees for the three and six-month periods ended June 30, 2017, increased $2.7 million, or 15.4 percent, and increased $2.4 million, or 6.9 percent, respectively. These increases were driven by decreases in retail and commercial card program rewards and rebates expense and increases in interchange income.

During the three and six-month periods ended June 30, 2017, $1.3 million and $1.7 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $2.6 million and $5.5 million for the same periods in 2016. The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income for the three and six-month period ended June 30, 2017, increased $1.8 million, or 24.7 percent, and $4.4 million, or 37.5 percent, respectively, primarily driven by increases of $1.2 million and $3.2 million in company-owned life insurance.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Salaries and employee benefits	$102,773	$97,322	$5,451	5.6%
Occupancy, net	11,061	10,978	83	0.8
Equipment	17,956	16,714	1,242	7.4
Supplies and services	4,792	4,577	215	4.7
Marketing and business development	5,732	6,027	(295)	(4.9)
Processing fees	10,743	8,969	1,774	19.8
Legal and consulting	6,467	4,903	1,564	31.9
Bankcard	5,033	5,369	(336)	(6.3)
Amortization of other intangible assets	1,924	2,237	(313)	(14.0)
Regulatory fees	4,071	3,692	379	10.3
Other	6,387	7,631	(1,244)	(16.3)

Total noninterest expense	$176,939	$168,419	$8,520	5.1%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Salaries and employee benefits	$206,425	$193,891	$12,534	6.5%
Occupancy, net	22,029	21,772	257	1.2
Equipment	35,438	32,778	2,660	8.1
Supplies and services	8,886	9,403	(517)	(5.5)
Marketing and business development	9,873	10,183	(310)	(3.0)
Processing fees	19,942	18,034	1,908	10.6
Legal and consulting	11,517	9,670	1,847	19.1
Bankcard	9,936	11,184	(1,248)	(11.2)
Amortization of other intangible assets	3,970	4,556	(586)	(12.9)
Regulatory fees	7,904	7,121	783	11.0
Other	14,829	15,095	(266)	(1.8)

Total noninterest expense	$350,749	$333,687	$17,062	5.1%

Noninterest expense increased by $8.5 million, or 5.1 percent, for the three months ended June 30, 2017 and increased $17.1 million, or 5.1 percent, for the six months ended June 30, 2017, compared to the same periods in 2016. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $5.5 million, or 5.6 percent, and increased $12.5 million, or 6.5 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Salaries and wages increased $3.4 million, or 5.5 percent, for the three months ended June 30, 2017 and increased $6.0 million, or 4.9 percent, for the six months ended June 30, 2017, respectively, compared to the same periods in 2016. Commissions and bonuses increased $0.8 million, or 4.3 percent, and $2.1 million, or 5.8 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, driven by increased Company performance. Employee benefits expense increased $1.3 million, or 7.5 percent, and $4.5 million, or 12.6 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to an increase in the fair value of the Company’s deferred compensation plan.

Equipment expense increased $1.2 million, or 7.4 percent, and $2.7 million, or 8.1 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to software and hardware costs related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Processing fees expense increased $1.8 million, or 19.8 percent, and $1.9 million, or 10.6 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to higher processing expenses in healthcare, fund servicing, and institutional businesses.

Legal and consulting expense increased $1.6 million, or 31.9 percent, and $1.8 million, or 19.1 percent, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases are primarily due to the use of consulting services related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Income Tax Expense

For the six months ended June 30, 2017, the Company’s effective tax rate decreased to 21.6 percent compared to 24.8 percent for the same period a year earlier. The decrease is primarily a result of an increase in excess tax benefits associated with stock compensation recorded in the first and second quarter of 2017 compared to the same period a year earlier.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$134,480	$118,613	$15,867	13.4%
Provision for loan losses	14,500	7,000	7,500	>100.0
Noninterest income	86,084	79,565	6,519	8.2
Noninterest expense	154,474	146,950	7,524	5.1

Income before taxes	51,590	44,228	7,362	16.6
Income tax expense	10,560	10,991	(431)	(3.9)

Income from continuing operations	$41,030	$33,237	$7,793	23.4%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$266,119	233,884	$32,235	13.8%
Provision for loan losses	23,500	12,000	11,500	95.8
Noninterest income	165,822	154,102	11,720	7.6
Noninterest expense	306,689	291,253	15,436	5.3

Income before taxes	101,752	84,733	17,019	20.1
Income tax expense	22,032	20,919	1,113	5.3

Income from continuing operations	$79,720	63,814	$15,906	24.9%

Bank net income increased by $15.9 million, or 24.9 percent, to $79.7 million for the six-month period ended June 30, 2017, compared to the same period in 2016. Net interest income increased $32.2 million, or 13.8 percent, for the six-month period ended June 30, 2017, compared to the same period in 2016 primarily driven by strong loan growth, increased interest rates, and mix changes. Provision for loan losses increased by $11.5 million, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, increased impaired loans, and increased net charge-offs. Noninterest income increased $11.7 million, or 7.6 percent, over the same period in 2016 primarily driven by the following increases: private wealth management revenue of $3.3 million, brokerage and mutual fund income of $2.8 million due to an increase in 12b-1 fees, card services income of $2.4 million driven by higher interchange revenue and lower rewards costs, trading income of $1.5 million, company-owned life insurance income of $0.8 million, and derivative income of $0.8 million.

Noninterest expense increased $15.4 million, or 5.3 percent, to $306.7 million for the six-month period ended June 30, 2017, compared to the same period in 2016. The increase in noninterest expense is due to the following increases: $9.8 million in technology, service, and overhead expenses due to the ongoing modernization of our core systems, $4.6 million in salary and benefit expense, $1.4 million in processing fees, and $1.4 million in regulatory expense. These increases were partially offset by a decrease of $1.2 million in bankcard expense and a decrease of $0.8 million in marketing and business development expense.

Table 7

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$2,914	2,597	317	12.2%
Provision for loan losses	—	—	—	—
Noninterest income	24,222	23,209	1,013	4.4
Noninterest expense	22,465	21,469	996	4.6

Income before taxes	4,671	4,337	334	7.7
Income tax expense	930	1,111	(181)	(16.3)

Income from continuing operations	$3,741	3,226	515	16.0%

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$5,590	5,218	372	7.1%
Provision for loan losses	—	—	—	—
Noninterest income	47,401	46,637	764	1.6
Noninterest expense	44,060	42,434	1,626	3.8

Income before taxes	8,931	9,421	(490)	(5.2)
Income tax expense	1,904	2,423	(519)	(21.4)

Income from continuing operations	$7,027	6,998	29	0.4%

For the six months ended June 30, 2017, Asset Servicing net income was flat at $7.0 million compared to the same period last year. Net interest income and noninterest income increased $0.4 million, or 7.1 percent, and increased $0.8 million, or 1.6 percent, respectively. Assets under administration stood at $201.5 billion at June 30, 2017, as compared to $182.3 billion at June 30, 2016. These increases were offset by an increase in noninterest expense of $1.6 million, or 3.8 percent, primarily due to an increase of $1.5 million in salary and benefit expense.

Balance Sheet Analysis

Total assets of the Company decreased by $328.9 million, or 1.6 percent, as of June 30, 2017, compared to December 31, 2016, primarily due to a decrease in available-for-sale (AFS) securities of $240.3 million, or 3.7 percent and a decrease in Federal Reserve account balances of $359.4 million, or 56.0 percent, offset by an increase in loan balances of $308.2 million, or 2.9 percent.

Total assets of the Company increased $619.5 million as of June 30, 2017, or 3.1 percent, compared to June 30, 2016, primarily due to an increase in loan balances of $765.3 million, or 7.6 percent, and an increase in held-to-maturity (HTM) securities of $398.9 million, or 45.3 percent, which were partially offset by a decrease in AFS securities of $545.1 million, or 8.1 percent.

The overall decrease in total assets from December 31, 2016 to June 30, 2017 is related to a decrease in deposits of $473.9 million, or 2.9 percent. Compared to June 30, 2016, the increase in total assets is related to an increase in total deposits of $448.0 million, or 2.9 percent.

Table 8

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31, 2016
	2017	2016
Total assets	$20,353,599	$19,734,076	$20,682,532
Loans, net of unearned interest	10,852,021	10,093,761	10,545,662
Total investment securities	7,632,437	7,774,390	7,690,108
Interest-bearing due from banks	332,090	379,611	715,823
Total earning assets	18,903,272	18,359,379	19,184,271
Total deposits	16,096,666	15,648,693	16,570,614
Total borrowed funds	1,962,453	1,878,890	1,933,709

Loans represent the Company’s largest source of interest income. In addition to growing the commercial loan portfolio, management believes its middle market commercial business and its consumer business, including home equity and credit card loan products, are the market niches that represent its best opportunity to cross-sell fee-related services and generate additional noninterest income for the Company.

Actual loan balances totaled $10.8 billion as of June 30, 2017, and increased $308.2 million, or 2.9 percent, compared to December 31, 2016 and increased $765.3 million, or 7.6 percent, compared to June 30, 2016. Compared to December 31, 2016, commercial loans increased $207.9 million, or 4.7 percent, commercial real estate loans increased $80.6 million, or 2.5 percent, and asset-based loans increased $52.1 million, or 23.0 percent. Compared to June 30, 2016, commercial real estate loans increased $261.3 million, or 8.8 percent, construction real estate loans increased $193.2 million, or 36.3 percent, and commercial loans increased $174.6 million, or 3.9 percent. The increase in total loans is driven by the Company’s focus on generating higher-yielding earning assets by shifting assets from the securities portfolio to the loan portfolio.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $7.6 billion as of June 30, 2017 and $7.7 billion as of December 31, 2016 and comprised 40.4 percent and 40.1 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 81.6 percent of the Company’s investment securities portfolio at June 30, 2017, compared to 84.1 percent at December 31, 2016. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio increased from 42.7 months at June 30, 2016 to 53.0 months at June 30, 2017. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $5.3 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2017. Of this amount, securities with a market value of $1.8 billion at June 30, 2017 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors. The HTM portfolio totaled $1.3 billion as of June 30, 2017, an increase of $163.6 million, or 14.7 percent, from December 31, 2016. The average life of the HTM portfolio was 7.5 years at June 30, 2017, compared to 7.4 years at December 31, 2016.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.42 percent for the six months ended June 30, 2017, compared to 2.08 percent for the same period in 2016.

Deposits and Borrowed Funds

Deposits decreased $473.9 million, or 2.9 percent, from December 31, 2016 to June 30, 2017 and increased $448.0 million, or 2.9 percent, from June 30, 2016 to June 30, 2017. Total interest-bearing deposits decreased $252.7 million and non-interest bearing deposits decreased $221.2 million from December 31, 2016. Total interest-bearing deposits increased $248.1 million and noninterest-bearing deposits increased $199.8 million from June 30, 2016.

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

Long-term debt totaled $76.1 million at June 30, 2017, compared to $76.8 million as of December 31, 2016, and $85.3 million as of June 30, 2016. The majority of the Company’s long-term debt was assumed from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $67.8 million as of June 30, 2017. Interest rates on trust preferred securities are tied to the three-month London Interbank Offered Rate (LIBOR) rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.9 billion at June 30, 2017 and at December 31, 2016, and $1.8 billion at June 30, 2016. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.1 billion at June 30, 2017, a $108.7 million increase compared to December 31, 2016, and a $68.0 million increase compared to June 30, 2016.

The Company’s Board of Directors authorized, at its April 25, 2017 and April 26, 2016 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meeting. During the six months ended June 30, 2017 and 2016, the Company acquired 56,209 shares and 281,874 shares of its common stock under the 2017 and 2016 repurchase plans, respectively. The Company has not made any repurchase of its securities other than through these plans.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.255 per share quarterly cash dividend payable on October 2, 2017, to shareholders of record at the close of business on September 8, 2017.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company’s borrowing capacity with the FHLB was $1.3 billion as of June 30, 2017. The Company had no outstanding FHLB advances at FHLB of Des Moines as of June 30, 2017.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4 percent. The leverage ratio is calculated as ratio of tier 1 core capital to total average assets, less goodwill and intangibles. The Company’s capital position as of June 30, 2017 is summarized in the table below and exceeded regulatory requirements.

Table 9

	Three Months Ended June 30,		Six Months Ended June 30,
RATIOS	2017	2016	2017	2016
Common equity tier 1 capital ratio	12.22%	11.65%	12.22%	11.65%
Tier 1 risk-based capital ratio	12.22	11.65	12.22	11.65
Total risk-based capital ratio	13.32	12.70	13.32	12.70
Leverage ratio	9.28	8.91	9.28	8.91
Return on average assets	0.88	0.75	0.86	0.73
Return on average equity	8.69	7.41	8.64	7.26
Average equity to assets	10.18	10.19	9.99	10.11

The Company’s per share data is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Per Share Data	2017	2016	2017	2016
Earnings from continuing operations basic	$0.91	$0.75	$1.76	$1.45
Earnings from continuing operations diluted	0.90	0.74	1.74	1.44
Cash dividends	0.255	0.245	0.510	0.490
Dividend payout ratio	28.02%	32.67%	28.98%	33.79%
Book value	$41.42	$40.44	$41.42	$40.44

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans, trading securities, trust preferred securities, and deposits. See further information in Note 10 “Derivatives and Hedging Activities” in the Notes to the Consolidated Financial Statements.

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

Table 10 shows the net interest income increase or decrease over the next twelve months as of June 30, 2017 and 2016 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 10

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	0.9%	3.6%	6.1%	10.2%
200	—	2.2	3.3	6.6
100	(0.9)	0.7	0.5	3.0
Static	—	—	—	—
(100)	(1.1)	N/A	(6.2)	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	4.9%	10.2%	9.0%	15.5%
200	2.7	6.6	5.3	10.2
100	0.4	2.9	1.5	4.8
Static	—		—	—
(100)	(5.2)	N/A	(8.8)	N/A

The Company is positioned relatively neutral over the next year in a rising rate environment. Net interest income is expected to be slightly lower in the up 100 basis point ramp scenario and higher in the up 300 basis points ramp scenario. In year two net interest income is projected to increase in rising interest rate scenarios due to expected increases in earning asset yields at a pace that is greater and earlier than the impacts on cost of interest bearing liabilities. The Company’s level of sensitivity has declined over the past year due primarily to: 1) balance sheet changes and recent rate increases which have significantly increased actual and projected static net interest income, resulting in a larger base net interest income and 2) the Company’s modeling assumptions that deposit pricing will revert to higher levels under these scenarios. These assumptions are based upon analysis of the Company’s deposit pricing during the last rate cycle. Since actual sensitivity on deposit pricing has been lower than projected to date, the Company’s modeling continues to assume a reversion of expected deposit re-pricing to historical norms.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $61.8 million as of June 30, 2017, $39.5 million as of December 31, 2016, and $56.3 million as of June 30, 2016. Securities sold not yet purchased (i.e. short positions) totaled $6.6 million at June 30, 2017 and is classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The discussion in Table 10 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans decreased $7.0 million to $51.4 million at June 30, 2017, compared to June 30, 2016, and decreased $18.9 million, compared to December 31, 2016.

The Company had $0.4 million, $0.6 million, and $0.2 million of other real estate owned as of June 30, 2017 and 2016, and December 31, 2016, respectively. Loans past due more than 90 days totaled $2.7 million as of June 30, 2017, compared to $4.7 million at June 30, 2016 and $3.4 million as of December 31, 2016.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $50.9 million of restructured loans at June 30, 2017, $42.6 million at June 30, 2016, and $52.5 million at December 31, 2016.

Table 11

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31, 2016
	2017	2016
Nonaccrual loans	$30,462	$28,734	$41,765
Restructured loans on nonaccrual	20,928	29,689	28,494

Total nonperforming loans	51,390	58,423	70,259
Other real estate owned	433	601	194

Total nonperforming assets	$51,823	$59,024	$70,453

Loans past due 90 days or more	$2,657	$4,700	$3,365
Restructured loans accruing	29,949	12,946	24,013
Allowance for loan losses	97,797	84,666	91,649
Ratios
Nonperforming loans as a percent of loans	0.47%	0.58%	0.67%
Nonperforming assets as a percent of loans plus other real estate owned	0.48	0.59	0.67
Nonperforming assets as a percent of total assets	0.25	0.30	0.34
Loans past due 90 days or more as a percent of loans	0.02	0.05	0.03
Allowance for loan losses as a percent of loans	0.90	0.84	0.87
Allowance for loan losses as a multiple of nonperforming loans	1.90x	1.45x	1.30x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.2 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At June 30, 2017, $5.3 billion, or 84.6 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 88.6 percent, at December 31, 2016. However of these amounts, securities with a market value of $1.8 billion at June 30, 2017 and $1.8 billion at December 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2017 was $9.6 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $75.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance. The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at June 30, 2017.

The Company is a member bank of the FHLB. The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. Additionally, the Company has access to borrow up to $1.3 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of June 30, 2017.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. The Company must comply with a number of legal and regulatory requirements, including those under the Sarbanes-Oxley Act of 2002, as amended.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures were effective for ensuring that SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2017.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 25, 2017	22	76.87	22	1,893,925
April 26 – April 30, 2017	10	76.98	10	1,999,990
May 1 – May 31, 2017	574	73.16	574	1,999,416
June 1– June 30, 2017	2,914	70.63	2,914	1,996,502

Total	3,520	$71.10	3,520

On April 26, 2016, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 25, 2017. On April 25, 2017, the Company announced a plan to repurchase up to two million shares of common stock which will terminate on April 24, 2018. The Company has not made any repurchases other than through these plans. All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 which was filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of October 28, 2014 incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 which was filed with the Commission on August 2, 2016.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance filed herewith.

101.SCH	XBRL Taxonomy Extension Schema filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation filed herewith.

101.DEF	XBRL Taxonomy Extension Definition filed herewith.

101.LAB	XBRL Taxonomy Extension Labels filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Chief Accounting Officer

Date: August 3, 2017