Form 10-Q
period 2017-09-30
UMB FINANCIAL CORP
filed 2017-11-02
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number000-04887

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

As of October 26, 2017, UMB Financial Corporation had 49,867,273 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Loans:	$10,997,028	$10,540,383
Allowance for loan losses	(98,389)	(91,649)
Net loans	10,898,639	10,448,734
Loans held for sale	4,525	5,279
Investment securities:
Available for sale	5,848,960	6,466,334
Held to maturity (fair value of $1,181,747 and $1,106,027, respectively)	1,276,252	1,115,932
Trading securities	60,660	39,536
Other securities	63,543	68,306
Total investment securities	7,249,415	7,690,108
Federal funds sold and securities purchased under agreements to resell	244,436	324,327
Interest-bearing due from banks	221,856	715,823
Cash and due from banks	366,169	422,117
Premises and equipment, net	277,454	289,007
Accrued income	103,076	99,045
Goodwill	180,867	180,867
Other intangibles, net	23,477	26,630
Other assets	655,846	425,205
Discontinued assets – goodwill and other intangibles, net	53,743	55,390
Total assets	$20,279,503	$20,682,532

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,812,117	$6,654,584
Interest-bearing demand and savings	9,063,079	8,780,309
Time deposits under $250,000	576,035	613,589
Time deposits of $250,000 or more	548,373	522,132
Total deposits	15,999,604	16,570,614
Federal funds purchased and repurchase agreements	1,856,837	1,856,937
Long-term debt	76,071	76,772
Accrued expenses and taxes	193,978	172,967
Other liabilities	51,470	42,858
Total liabilities	18,177,960	18,720,148

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 49,862,453 and 49,673,056 shares outstanding, respectively	55,057	55,057
Capital surplus	1,042,022	1,033,419
Retained earnings	1,239,865	1,142,887
Accumulated other comprehensive loss, net	(22,668)	(57,542)
Treasury stock, 5,194,277 and 5,383,674 shares, at cost, respectively	(212,733)	(211,437)
Total shareholders' equity	2,101,543	1,962,384
Total liabilities and shareholders' equity	$20,279,503	$20,682,532

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans	$119,132	$98,820	$338,416	$283,313
Securities:
Taxable interest	17,720	17,012	55,351	55,221
Tax-exempt interest	18,893	14,797	54,372	41,377
Total securities income	36,613	31,809	109,723	96,598
Federal funds and resell agreements	1,008	790	2,638	1,939
Interest-bearing due from banks	753	445	1,884	1,772
Trading securities	389	174	1,135	399
Total interest income	157,895	132,038	453,796	384,021
INTEREST EXPENSE
Deposits	10,181	4,626	23,982	12,817
Federal funds and repurchase agreements	5,811	1,894	14,274	4,750
Other	1,045	753	2,973	2,587
Total interest expense	17,037	7,273	41,229	20,154
Net interest income	140,858	124,765	412,567	363,867
Provision for loan losses	11,500	13,000	35,000	25,000
Net interest income after provision for loan losses	129,358	111,765	377,567	338,867
NONINTEREST INCOME
Trust and securities processing	45,060	41,812	132,412	123,984
Trading and investment banking	4,453	6,114	18,168	16,382
Service charges on deposit accounts	21,510	21,832	66,316	65,713
Insurance fees and commissions	425	698	1,584	3,355
Brokerage fees	5,815	4,712	17,081	13,159
Bankcard fees	17,427	17,086	55,413	52,636
Gain on sales of securities available for sale, net	2,390	2,978	4,138	8,509
Equity (losses) earnings on alternative investments	(584)	1,594	(1,393)	2,191
Other	7,810	6,716	23,810	18,352
Total noninterest income	104,306	103,542	317,529	304,281
NONINTEREST EXPENSE
Salaries and employee benefits	99,749	99,403	306,174	293,294
Occupancy, net	11,285	11,224	33,314	32,996
Equipment	17,880	16,029	53,318	48,807
Supplies and services	4,076	4,472	12,962	13,875
Marketing and business development	5,056	5,090	14,929	15,273
Processing fees	11,151	9,084	31,093	27,118
Legal and consulting	5,844	4,437	17,361	14,107
Bankcard	5,130	5,015	15,066	16,199
Amortization of other intangible assets	1,715	2,088	5,685	6,644
Regulatory fees	3,798	3,370	11,702	10,491
Other	6,137	4,999	20,966	20,094
Total noninterest expense	171,821	165,211	522,570	498,898
Income before income taxes	61,843	50,096	172,526	144,250
Income tax expense	12,971	10,674	36,907	34,016
Income from continuing operations	48,872	39,422	135,619	110,234
Discontinued Operations
(Loss) income from discontinued operations before income taxes	(1,030)	3,834	(722)	8,792
Income tax (benefit) expense	(300)	1,310	(247)	3,159
(Loss) income from discontinued operations	(730)	2,524	(475)	5,633
NET INCOME	$48,142	$41,946	$135,144	$115,867

PER SHARE DATA
Basic:
Income from continuing operations	$0.99	$0.81	$2.76	$2.26
(Loss) income from discontinued operations	(0.01)	0.05	(0.01)	0.11
Net income – basic	0.98	0.86	2.75	2.37
Diluted:
Income from continuing operations	0.98	0.80	2.72	2.24
(Loss) income from discontinued operations	(0.01)	0.05	(0.01)	0.12
Net income - diluted	0.97	0.85	2.71	2.36
Dividends	0.255	0.245	0.765	0.735
Weighted average shares outstanding - basic	49,283,322	48,849,251	49,221,629	48,792,419
Weighted average shares outstanding - diluted	49,833,141	49,284,280	49,838,619	49,162,200

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$48,142	$41,946	$135,144	$115,867
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Change in unrealized holding gains (losses), net	5,064	(16,946)	62,646	90,639
Less: Reclassification adjustment for gains included in net income	(2,390)	(2,978)	(4,138)	(8,509)
Change in unrealized gains (losses) on securities during the period	2,674	(19,924)	58,508	82,130
Change in unrealized losses on derivative hedges	(169)	(643)	(1,080)	(7,677)
Income tax (expense) benefit	(1,548)	7,784	(22,554)	(28,223)
Other comprehensive income (loss)	957	(12,783)	34,874	46,230
Comprehensive income	$49,099	$29,163	$170,018	$162,097

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance - January 1, 2016	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694
Total comprehensive income	—	—	115,867	46,230	—	162,097
Cash dividends ($0.735 per share)	—	—	(36,388)	—	—	(36,388)
Purchase of treasury stock	—	—	—	—	(14,189)	(14,189)
Issuance of equity awards	—	(3,373)	—	—	3,802	429
Recognition of equity-based compensation	—	8,253	—	—	—	8,253
Sale of treasury stock	—	362	—	—	474	836
Exercise of stock options	—	2,400	—	—	7,014	9,414
Cumulative effect adjustment (1)	—	1,338	(856)	—	—	482
Balance - September 30, 2016	$55,057	$1,028,869	$1,112,613	$42,512	$(214,423)	$2,024,628
Balance - January 1, 2017	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384
Total comprehensive income	—	—	135,144	34,874	—	170,018
Cash dividends ($0.765 per share)	—	—	(38,166)	—	—	(38,166)
Purchase of treasury stock	—	—	—	—	(14,369)	(14,369)
Issuance of equity awards	—	(3,364)	—	—	3,835	471
Recognition of equity-based compensation	—	9,576	—	—	—	9,576
Sale of treasury stock	—	468	—	—	381	849
Exercise of stock options	—	1,923	—	—	8,857	10,780
Balance - September 30, 2017	$55,057	$1,042,022	$1,239,865	$(22,668)	$(212,733)	$2,101,543

(1)	See Note 3, “New Accounting Pronouncements,” for a discussion of the adoption of Accounting Standards Update (ASU) 2016-09.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
Operating Activities
Net income	$135,144	$115,867
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,000	25,000
Net accretion of premiums and discounts from acquisition	(1,810)	(1,711)
Depreciation and amortization	41,538	40,949
Deferred income tax expense	1,555	911
Net increase in trading securities	(17,680)	(30,635)
Gains on sales of securities available for sale, net	(4,138)	(8,509)
Gains on sales of assets	(484)	(136)
Amortization of securities premiums, net of discount accretion	36,571	43,467
Originations of loans held for sale	(53,207)	(71,726)
Gains on sales of loans held for sale, net	(1,188)	(1,281)
Proceeds from sales of loans held for sale	55,149	61,716
Equity-based compensation	10,047	8,682
Net tax benefit (expense) related to equity compensation plans	3,149	(261)
Changes in:
Accrued income	(4,031)	(2,889)
Accrued expenses and taxes	21,011	4,789
Other assets and liabilities, net	(12,336)	(14,466)
Net cash provided by operating activities	244,290	169,767
Investing Activities
Proceeds from maturities of securities held to maturity	64,079	29,757
Proceeds from sales of securities available for sale	573,062	951,263
Proceeds from maturities of securities available for sale	1,005,585	1,300,372
Purchases of securities held to maturity	(225,445)	(373,520)
Purchases of securities available for sale	(1,107,842)	(1,689,198)
Net increase in loans	(481,593)	(876,784)
Net decrease (increase) in fed funds sold and resell agreements	79,891	(71,264)
Net cash activity from acquisitions and branch sales	(2,532)	—
Net increase in interest bearing balances due from other financial institutions	34,164	65,203
Purchases of premises and equipment	(24,748)	(38,950)
Proceeds from sales of premises and equipment	1,650	2,164
Increase in COLI/BOLI cash surrender value	(62,800)	(7,095)
Net cash used in investing activities	(146,529)	(708,052)
Financing Activities
Net (decrease) increase in demand and savings deposits	(559,697)	460,129
Net decrease in time deposits	(11,313)	(173,783)
Net (decrease) increase in fed funds purchased and repurchase agreements	(100)	203,061
Net decrease in short-term debt	—	(5,000)
Repayment of long-term debt	(1,491)	(11,285)
Payment of contingent consideration on acquisitions	—	(3,031)
Cash dividends paid	(38,171)	(36,385)
Proceeds from exercise of stock options and sales of treasury shares	11,629	10,250
Purchases of treasury stock	(14,369)	(14,189)
Net cash (used in) provided by financing activities	(613,512)	429,767
Decrease in cash and cash equivalents	(515,751)	(108,518)
Cash and cash equivalents at beginning of period	1,063,967	819,112
Cash and cash equivalents at end of period	$548,216	$710,594

Supplemental Disclosures:
Income taxes paid	$37,109	$30,995
Total interest paid	40,245	20,555

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2017.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on February 23, 2017 (the Form 10-K).

On April 20, 2017, the Company announced the execution of an agreement to sell all of the outstanding stock of Scout Investments, Inc. (Scout), its institutional investment management subsidiary, for $172.5 million in cash, subject to customary purchase price adjustments at closing, which is expected to occur in the fourth quarter of 2017.  See Items 1.01 and 5.02 in the Company’s Current Report on Form 8-K that was filed April 20, 2017.  In accordance with Accounting Standards Codification (ASC) Topic 205-20, Discontinued Operations, the results of Scout have been presented separately as (Loss) income from discontinued operations in the Company’s Consolidated Statements of Income and Scout’s assets have been presented separately as Discontinued assets – goodwill and other intangibles, net in the Company’s Consolidated Balance Sheets.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2017 and September 30, 2016 (in thousands):

	September 30,
	2017	2016
Due from the Federal Reserve Bank	$182,047	$356,410
Cash and due from banks	366,169	354,184
Cash and cash equivalents at end of period	$548,216	$710,594

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $39.8 million and $96.8 million at September 30, 2017 and September 30, 2016, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 549,819 and 435,029 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2017 and 2016, respectively.  Diluted year-to-date net income per share includes the dilutive effect of 616,990 and 369,781 shares issuable upon the exercise of stock options granted by the Company and outstanding at September 30, 2017 and 2016, respectively.

Options issued under employee benefits plans to purchase 150,739 shares of common stock were outstanding at September 30, 2017, but were not included in the computation of quarter-to-date and year-to-date diluted EPS because the options were anti-dilutive.  Options issued under employee benefits plans to purchase 394,863 shares of common stock were outstanding at September 30, 2016, but were not included in the computation of quarter-to-date diluted EPS because the options were anti-dilutive. Options issued under employee benefits plans to purchase 628,698 shares of common stock were outstanding at September 30, 2016, but were not included in the computation of year-to-date diluted EPS because the options were anti-dilutive.

3.  New Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017.  In March, April, and May 2016, the FASB issued implementation amendments to the May 2014 ASU (collectively, the amended guidance). The amended guidance affects any entity that enters into contracts with customers to transfer goods and services, unless those contracts are within the scope of other standards. The amended guidance specifically excludes interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities, and derivatives. The amended guidance permits the use of either the full retrospective approach or a modified retrospective approach. The Company plans to adopt the amended guidance using the modified retrospective approach on January 1, 2018. The Company is progressing in implementing the amended guidance. The Company has assessed its revenue streams and identified those contracts that are specifically excluded from the scope of the amended guidance and those that may be subject to the amended guidance. Subsequent to this initial scoping, the Company selected a representative sample of contracts from the in-scope revenue streams for review under the amended guidance (key contracts). Upon completion of the review of the key contracts, the Company grouped the remaining contracts based on the conclusions reached through the key contract review and evaluated specific contracts that could not be grouped. Based on the evaluation of key contracts performed, the adoption of this accounting pronouncement is not expected to have a significant impact on the Company’s Consolidated Financial Statements. The Company continues to evaluate the impact the amended guidance will have on its related disclosures.

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

Credit Losses In September 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”  This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates.  Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption in fiscal years beginning after December 15, 2018 is permitted.  The amendment requires the use of the modified retrospective approach for adoption.  The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements.

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

Derivatives and Hedging In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The standard requires the modified retrospective transition approach as of the date of adoption.  The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$15,092	$59	$39,107	$54,258	$4,367,307	$4,421,565
Asset-based	—	—	—	—	310,030	310,030
Factoring	—	—	—	—	195,882	195,882
Commercial – credit card	325	98	—	423	174,359	174,782
Real estate:
Real estate – construction	547	4	93	644	809,416	810,060
Real estate – commercial	4,522	—	10,769	15,291	3,345,936	3,361,227
Real estate – residential	943	157	745	1,845	612,751	614,596
Real estate – HELOC	397	—	3,138	3,535	658,456	661,991
Consumer:
Consumer – credit card	1,913	1,721	357	3,991	239,744	243,735
Consumer – other	613	49	22	684	178,031	178,715
Leases	—	—	—	—	24,445	24,445
Total loans	$24,352	$2,088	$54,231	$80,671	$10,916,357	$10,997,028

	December 31, 2016
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Loans
Commercial:
Commercial	$3,285	$49	$35,777	$39,111	$—	$4,371,695	$4,410,806
Asset-based	—	—	—	—	—	225,878	225,878
Factoring	—	—	—	—	—	139,902	139,902
Commercial – credit card	612	10	8	630	—	146,105	146,735
Real estate:
Real estate – construction	3	—	181	184	—	741,620	741,804
Real estate – commercial	1,303	1,004	16,423	18,730	—	3,147,192	3,165,922
Real estate – residential	1,034	6	1,344	2,384	—	545,966	548,350
Real estate – HELOC	588	—	4,736	5,324	—	706,470	711,794
Consumer:
Consumer – credit card	2,228	2,115	475	4,818	—	265,280	270,098
Consumer – other	1,061	181	11,315	12,557	800	126,205	139,562
Leases	—	—	—	—	—	39,532	39,532
Total loans	$10,114	$3,365	$70,259	$83,738	$800	$10,455,845	$10,540,383

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

The Company sold residential real estate loans with proceeds of $55.1 million and $61.7 million in the secondary market without recourse during the nine months ended September 30, 2017 and September 30, 2016, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $54.2 million and $70.3 million at September 30, 2017 and December 31, 2016, respectively.  Restructured loans totaled $49.2 million and $52.5 million at September 30, 2017 and December 31, 2016, respectively.  Loans 90 days past due and still accruing interest amounted to $2.1 million and $3.4 million at September 30, 2017 and December 31, 2016, respectively. There was an insignificant amount of interest recognized on impaired loans during 2017 and 2016.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans, net charge-offs, non-performing loans, and general economic conditions.

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. The loan ratings are summarized into the following categories:  Non-watch list, Watch, Special Mention, and Substandard.  Any loan not classified in one of the categories described below is considered to be a Non-watch list loan.  A description of the general characteristics of the loan rating categories is as follows:

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

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30 at September 30, 2017 and December 31, 2016 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Non-watch list	$3,987,758	$4,043,704	$270,418	$198,695	$193,264	$139,358
Watch	69,066	99,815	—	—	—	—
Special Mention	110,140	32,240	39,612	24,809	2,224	129
Substandard	254,601	235,047	—	2,374	394	415
Total	$4,421,565	$4,410,806	$310,030	$225,878	$195,882	$139,902

	Real estate – construction		Real estate – commercial
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Non-watch list	$804,932	$741,022	$3,233,122	$3,071,804
Watch	1,445	149	48,898	43,015
Special Mention	3,281	—	33,901	5,140
Substandard	402	633	45,306	45,963
Total	$810,060	$741,804	$3,361,227	$3,165,922

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Performing	$174,782	$146,727	$613,851	$547,006	$658,853	$707,058
Non-performing	—	8	745	1,344	3,138	4,736
Total	$174,782	$146,735	$614,596	$548,350	$661,991	$711,794

	Consumer – credit card		Consumer – other		Leases
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Performing	$243,378	$269,623	$178,693	$127,447	$24,445	$39,532
Non-performing	357	475	22	11,315	—	—
Total	$243,735	$270,098	$178,715	$138,762	$24,445	$39,532

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of impaired loans.  Loans are classified based on an internal risk grading process that evaluates the obligor’s ability to repay, the underlying collateral, if any, and the economic environment and industry in which the borrower operates. When a loan is considered impaired, the loan is analyzed to determine the need, if any, to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk rating of the loan and economic conditions affecting the borrower’s industry.

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$76,858	$11,905	$8,961	$73	$97,797
Charge-offs	(9,151)	(439)	(2,281)	—	(11,871)
Recoveries	190	201	572	—	963
Provision	8,166	1,844	1,495	(5)	11,500
Ending balance	$76,063	$13,511	$8,747	$68	$98,389

	Nine Months Ended September 30, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$71,657	$10,569	$9,311	$112	$91,649
Charge-offs	(24,734)	(888)	(7,442)	—	(33,064)
Recoveries	2,519	620	1,665	—	4,804
Provision	26,621	3,210	5,213	(44)	35,000
Ending balance	$76,063	$13,511	$8,747	$68	$98,389
Ending balance: individually evaluated for impairment	$3,060	$125	$—	$—	$3,185
Ending balance: collectively evaluated for impairment	73,003	13,386	8,747	68	95,204
Loans:
Ending balance: loans	$5,102,259	$5,447,874	$422,450	$24,445	$10,997,028
Ending balance: individually evaluated for impairment	62,872	8,310	—	—	71,182
Ending balance: collectively evaluated for impairment	5,039,387	5,439,564	422,450	24,445	10,925,846

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$64,561	$10,683	$9,319	$103	$84,666
Charge-offs	(5,667)	(142)	(2,335)	—	(8,144)
Recoveries	129	209	544	—	882
Provision	4,844	6,280	1,888	(12)	13,000
Ending balance	$63,867	$17,030	$9,416	$91	$90,404

	Nine Months Ended September 30, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$63,847	$8,220	$8,949	$127	$81,143
Charge-offs	(11,542)	(2,938)	(6,951)	—	(21,431)
Recoveries	3,477	540	1,675	—	5,692
Provision	8,085	11,208	5,743	(36)	25,000
Ending balance	$63,867	$17,030	$9,416	$91	$90,404
Ending balance: individually evaluated for impairment	$1,759	$4,726	$—	$—	$6,485
Ending balance: collectively evaluated for impairment	62,108	12,304	9,416	91	83,919
Loans:
Ending balance: loans	$4,948,341	$4,926,253	$387,371	$31,529	$10,293,494
Ending balance: individually evaluated for impairment	80,769	16,122	2,158	—	99,049
Ending balance: collectively evaluated for impairment	4,867,572	4,910,131	384,178	31,529	10,193,410
Ending balance: PCI Loans	—	—	1,035	—	1,035

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$83,289	$42,987	$19,885	$62,872	$3,060	$68,724
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	108	93	—	93	—	199
Real estate – commercial	11,586	6,825	1,173	7,998	51	10,592
Real estate – residential	223	121	98	219	74	174
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	8
Leases	—	—	—	—	—	—
Total	$95,206	$50,026	$21,156	$71,182	$3,185	$79,697

	As of December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$80,405	$43,260	$31,091	$74,351	$7,866	$69,776
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	510	181	113	294	68	405
Real estate – commercial	18,107	12,303	487	12,790	—	8,956
Real estate – residential	231	230	—	230	—	520
Real estate – HELOC	—	—	—	—	—	79
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	1,981
Leases	—	—	—	—	—	—
Total	$99,253	$55,974	$31,691	$87,665	$7,934	$81,717

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

The Company had $2.4 million and $148 thousand in commitments to lend to borrowers with loan modifications classified as TDRs as of September 30, 2017 and September 30, 2016, respectively.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three month period ended September 30, 2017, the Company had one residential real estate TDR with a pre-modification loan balance of $97 thousand and a post-modification loan balance of $98 thousand. For the three month period ended September 30, 2016, the Company had one one commercial TDR with a pre- and post-modification loan balance of $12.7 million.  For the nine months ended September 30, 2017, the Company had one commercial and one residential real estate TDR with a pre- and post-modification loan balance of $7.3 million.  For the nine months ended September 30, 2016, the Company had three commercial TDRs with a pre- and post-modification balance of $24.8 million.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$40,090	$10	$(1,159)	$38,941
U.S. Agencies	14,758	—	(1)	14,757
Mortgage-backed	3,267,134	3,336	(47,048)	3,223,422
State and political subdivisions	2,542,275	20,584	(9,595)	2,553,264
Corporates	18,586	1	(11)	18,576
Total	$5,882,843	$23,931	$(57,814)	$5,848,960

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$95,315	$37	$(1,526)	$93,826
U.S. Agencies	198,158	67	(48)	198,177
Mortgage-backed	3,773,090	7,069	(68,460)	3,711,699
State and political subdivisions	2,425,155	7,391	(36,789)	2,395,757
Corporates	66,997	5	(127)	66,875
Total	$6,558,715	$14,569	$(106,950)	$6,466,334

The following table presents contractual maturity information for securities available for sale at September 30, 2017 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$282,095	$282,264
Due after 1 year through 5 years	1,128,049	1,136,754
Due after 5 years through 10 years	846,560	849,476
Due after 10 years	359,005	357,044
Total	2,615,709	2,625,538
Mortgage-backed securities	3,267,134	3,223,422
Total securities available for sale	$5,882,843	$5,848,960

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2017, proceeds from the sales of securities available for sale were $573.1 million compared to $951.3 million for the same period in 2016.  Securities transactions resulted in gross realized gains of $4.1 million and $8.5 million for the nine months ended September 30, 2017 and 2016, respectively.  There were no gross realized losses for the nine months ended September 30, 2017 and gross realized losses of $1 thousand for the nine months ended September 30, 2016.

Securities available for sale with a market value of $4.9 billion at September 30, 2017 and $5.7 billion at December 31, 2016 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $1.8 billion at both September 30, 2017 and December 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$29,026	$(1,159)	$29,026	$(1,159)
U.S. Agencies	11,184	(1)	—	—	11,184	(1)
Mortgage-backed	1,680,656	(14,636)	1,113,725	(32,412)	2,794,381	(47,048)
State and political subdivisions	512,368	(2,532)	369,661	(7,063)	882,029	(9,595)
Corporates	16,361	(11)	—	—	16,361	(11)
Total	$2,220,569	$(17,180)	$1,512,412	$(40,634)	$3,732,981	$(57,814)

December 31, 2016	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$48,678	$(1,526)	$—	$—	$48,678	$(1,526)
U.S. Agencies	103,979	(34)	9,989	(14)	113,968	(48)
Mortgage-backed	2,735,868	(55,035)	269,637	(13,425)	3,005,505	(68,460)
State and political subdivisions	1,748,922	(36,639)	8,565	(150)	1,757,487	(36,789)
Corporates	41,966	(90)	17,982	(37)	59,948	(127)
Total	$4,679,413	$(93,324)	$306,173	$(13,626)	$4,985,586	$(106,950)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at September 30, 2017 and December 31, 2016, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$4,674	$3	$(11)	$4,666
Due after 1 year through 5 years	103,885	2,756	(2,652)	103,989
Due after 5 years through 10 years	375,612	5,040	(21,040)	359,612
Due after 10 years	792,081	5,816	(84,417)	713,480
Total state and political subdivisions	$1,276,252	$13,615	$(108,120)	$1,181,747

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$6,077	$5	$(947)	$5,135
Due after 1 year through 5 years	82,650	2,376	(1,474)	83,552
Due after 5 years through 10 years	341,741	8,854	(3,021)	347,574
Due after 10 years	685,464	15,717	(31,415)	669,766
Total state and political subdivisions	$1,115,932	$26,952	$(36,857)	$1,106,027

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2017 or 2016.

Trading Securities

The net unrealized losses on trading securities at September 30, 2017 were $214 thousand and the net unrealized gains on trading securities at September 30, 2016 were $14 thousand.  These unrealized gains and losses were included in trading and investment banking income on the Consolidated Statements of Income.  In order to offset interest rate risk exposure within the trading portfolio, the Company has begun short selling U.S. Treasury and Corporate securities in which the Company enters into agreements to sell securities at a fixed price on a fixed date prior to purchasing the related securities.  Securities sold not yet purchased totaled $3.3 million at September 30, 2017 and is classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock and other securities at September 30, 2017 and December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	3	5,167	—	5,170
Other securities – non-marketable	23,328	1,783	—	25,111
Total Other securities	$56,593	$6,950	$—	$63,543

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	4	9,948	—	9,952
Other securities – non-marketable	24,272	820	—	25,092
Total Other securities	$57,538	$10,768	$—	$68,306

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $5.2 million at September 30, 2017 and $10.0 million at December 31, 2016.  The fair value of other non-marketable securities includes alternative investment securities of $3.0 million at September 30, 2017 and $2.0 million at December 31, 2016. Unrealized gains or losses on alternative investments are recognized in the Equity (losses) earnings line on alternative investments of the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2017 and December 31, 2016 by reportable segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2017	$161,391	$47,529	$19,476	$228,396
Discontinued assets	—	(47,529)	—	(47,529)
Balances as of September 30, 2017	$161,391	$—	$19,476	$180,867

Balances as of January 1, 2016	$161,341	$47,529	$19,476	$228,346
Acquisition of Marquette	50	—	—	50
Discontinued assets	—	(47,529)	—	(47,529)
Balances as of December 31, 2016	$161,391	$—	$19,476	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross carrying amount	$50,059	$74,243	$3,254	$127,556
Accumulated amortization	41,424	59,401	3,254	104,079
Net carrying amount	$8,635	$14,842	$—	$23,477

	As of December 31, 2016
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross carrying amount	$47,527	$74,243	$3,254	$125,024
Accumulated amortization	39,040	56,352	3,002	98,394
Net carrying amount	$8,487	$17,891	$252	$26,630

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Aggregate amortization expense	$1,715	$2,088	$5,685	$6,644

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2017	$1,679
For the year ending December 31, 2018	6,126
For the year ending December 31, 2019	5,063
For the year ending December 31, 2020	4,044
For the year ending December 31, 2021	2,975
For the year ending December 31, 2022	1,971

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2017, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2017
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	On Demand	2-29 Days	Over 90 Days	Total
U.S. Treasury	$—	$13,376	$—	$13,376
U.S. Agencies	2,500	1,019,353	800	1,022,653
Total repurchase agreements	$2,500	$1,032,729	$800	$1,036,029

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following two reportable segments (collectively, the Business Segments):  Bank and Asset Servicing.  Senior executive officers regularly evaluate business segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Previously, the Company had the following three Business Segments:  Bank, Institutional Investment Management, and Asset Servicing. On April 20, 2017, the Company announced the execution of an agreement to sell all of the outstanding stock of Scout, its institutional investment management subsidiary.  As the operations of Scout are now included in discontinued operations, the Company no longer presents this segment’s operations as one of its business segments. The Company’s reportable segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2017.  Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Segment financial results were as follows (in thousands):

	Three Months Ended September 30, 2017
	Bank	Asset Servicing	Total
Net interest income	$137,331	$3,527	$140,858
Provision for loan losses	11,500	—	11,500
Noninterest income	79,759	24,547	104,306
Noninterest expense	150,057	21,764	171,821
Income before taxes	55,533	6,310	61,843
Income tax expense	11,649	1,322	12,971
Income from continuing operations	$43,884	$4,988	$48,872
Average assets	$19,542,050	$770,950	$20,313,000

	Three Months Ended September 30, 2016
	Bank	Asset Servicing	Total
Net interest income	$121,963	$2,802	$124,765
Provision for loan losses	13,000	—	13,000
Noninterest income	80,540	23,002	103,542
Noninterest expense	144,450	20,761	165,211
Income before taxes	45,053	5,043	50,096
Income tax expense	9,560	1,114	10,674
Income from continuing operations	$35,493	$3,929	$39,422
Average assets	$18,441,950	$1,250,050	$19,692,000

	Nine Months Ended September 30, 2017
	Bank	Asset Servicing	Total
Net interest income	$403,450	$9,117	$412,567
Provision for loan losses	35,000	—	35,000
Noninterest income	245,583	71,946	317,529
Noninterest expense	456,680	65,890	522,570
Income before taxes	157,353	15,173	172,526
Income tax expense	33,733	3,174	36,907
Income from continuing operations	$123,620	$11,999	$135,619
Average assets	$19,501,000	$787,000	$20,288,000

	Nine Months Ended September 30, 2016
	Bank	Asset Servicing	Total
Net interest income	$355,847	$8,020	$363,867
Provision for loan losses	25,000	—	25,000
Noninterest income	234,643	69,638	304,281
Noninterest expense	435,708	63,190	498,898
Income before taxes	129,782	14,468	144,250
Income tax expense	30,478	3,538	34,016
Income from continuing operations	$99,304	$10,930	$110,234
Average assets	$18,205,900	$1,282,100	$19,488,000

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

The following table summarizes the Company’s off-balance sheet financial instruments.

Contract or Notional Amount (in thousands):

	September 30,	December 31,
	2017	2016
Commitments to extend credit for loans (excluding credit card loans)	$6,451,746	$6,471,404
Commitments to extend credit under credit card loans	2,952,064	2,798,433
Commercial letters of credit	659	1,098
Standby letters of credit	305,756	376,617
Forward contracts	46,793	49,352
Spot foreign exchange contracts	1,185	3,725

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2017 and December 31, 2016.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2017	2016	2017	2016
Interest Rate Products:
Derivatives not designated as hedging instruments	$11,692	$10,555	$7,276	$10,581
Derivatives designated as hedging instruments	102	318	1,608	748
Total	$11,794	$10,873	$8,884	$11,329

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount.  As of September 30, 2017, the Company had two interest rate swaps with a notional amount of $15.6 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of September 30, 2017, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV.  For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings for the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk.  During the three and nine months ended September 30, 2017, the Company recognized net losses of $169 thousand and $1.1 million, respectively, in AOCI for the effective portion of the change in fair value of these cash flow hedges.  During the three and nine months ended September 30, 2016, the Company recognized net losses of $643 thousand and $7.7 million, respectively, in AOCI for the effective portion of the change in fair value of these cash flow hedges.  During the three and nine months ended September 30, 2017 and September 30, 2016, the Company did not record any hedge ineffectiveness in earnings.  Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018.  As of September 30, 2017, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 19.0 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2017, the Company had 76 interest rate swaps with an aggregate notional amount of $947.3 million related to this program.  During the three and nine months ended September 30, 2017, the Company recognized $140 thousand and $656 thousand of net losses, respectively, related to changes in fair value of these swaps.  During the three and nine months ended September 30, 2016, the Company recognized $76 thousand and $868 thousand of net losses, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Interest Rate Products
Derivatives not designated as hedging instruments	$(140)	$(76)	$(656)	$(868)
Total	$(140)	$(76)	$(656)	$(868)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(56)	$(64)	$(188)	$(395)
Fair value adjustments on hedged items	55	63	189	392
Total	$(1)	$(1)	$1	$(3)

This table provides a summary of  the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities as of September 30, 2017 and September 30, 2016 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Interest Rate Products
Derivatives designated as cash flow hedging instruments	$(169)	$(643)	$(1,080)	$(7,677)
Total	$(169)	$(643)	$(1,080)	$(7,677)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $10.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2017 the Company had posted $557 thousand of collateral. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

11.  Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement at September 30, 2017
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$25	$25	$—	$—
U.S. Agencies	6,255	—	6,255	—
Mortgage-backed	2,555	—	2,555	—
State and political subdivisions	36,192	—	36,192	—
Corporates	3,294	3,294	—	—
Trading – other	12,339	11,766	573	—
Trading securities	60,660	15,085	45,575	—
U.S. Treasury	38,941	38,941	—	—
U.S. Agencies	14,757	—	14,757	—
Mortgage-backed	3,223,422	—	3,223,422	—
State and political subdivisions	2,553,264	—	2,553,264	—
Corporates	18,576	18,576	—	—
Available for sale securities	5,848,960	57,517	5,791,443	—
Company-owned life insurance	59,431	—	59,431	—
Bank-owned life insurance	264,741	—	264,741	—
Derivatives	11,794	—	11,794	—
Total	$6,245,586	$72,602	$6,172,984	$—
Liabilities
Deferred compensation	$57,048	$57,048	$—	$—
Derivatives	8,884	—	8,884	—
Securities sold not yet purchased	3,266	—	3,266	—
Total	$69,198	$57,048	$12,150	$—

	Fair Value Measurement at December 31, 2016
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$—	$—	$—	$—
U.S. Agencies	1,306	—	1,306	—
Mortgage-backed	313	—	313	—
State and political subdivisions	9,295	—	9,295	—
Trading – other	28,622	28,495	127	—
Trading securities	39,536	28,495	11,041	—
U.S. Treasury	93,826	93,826	—	—
U.S. Agencies	198,177	—	198,177	—
Mortgage-backed	3,711,699	—	3,711,699	—
State and political subdivisions	2,395,757	—	2,395,757	—
Corporates	66,875	66,875	—	—
Available for sale securities	6,466,334	160,701	6,305,633	—
Company-owned life insurance	41,333	—	41,333	—
Bank-owned life insurance	209,686	—	209,686	—
Derivatives	10,873	—	10,873	—
Total	$6,767,762	$189,196	$6,578,566	$—
Liabilities
Deferred compensation	$42,797	$42,797	$—	$—
Derivatives	11,329	—	11,329	—
Total	$54,126	$42,797	$11,329	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement at September 30, 2017 Using
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
Impaired loans	$17,971	$—	$—	$17,971	$4,749
Other real estate owned	712	—	—	712	—
Total	$18,683	$—	$—	$18,683	$4,749

	Fair Value Measurement at December 31, 2016 Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$23,757	$—	$—	$23,757	$(2,070)
Other real estate owned	89	—	—	89	—
Total	$23,846	$—	$—	$23,846	$(2,070)

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Fair Value Measurement at September 30, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$832,461	$591,172	$241,289	$—	$832,461
Securities available for sale	5,848,960	57,517	5,791,443	—	5,848,960
Securities held to maturity	1,276,252	—	1,181,747	—	1,181,747
Trading securities	60,660	15,085	45,575	—	60,660
Other securities	63,543	—	63,543	—	63,543
Loans (exclusive of allowance for loan loss)	11,001,553	—	11,052,253	—	11,052,253
Derivatives	11,794	—	11,794	—	11,794
FINANCIAL LIABILITIES
Demand and savings deposits	14,875,196	14,875,196	—	—	14,875,196
Time deposits	1,124,408	—	1,124,408	—	1,124,408
Other borrowings	1,856,837	820,808	1,036,029	—	1,856,837
Long-term debt	76,071	—	76,330	—	76,330
Derivatives	8,884	—	8,884	—	8,884
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,140
Commercial letters of credit					97
Standby letters of credit					1,887

	Fair Value Measurement at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,462,267	$1,138,850	$323,417	$—	$1,462,267
Securities available for sale	6,466,334	160,701	6,305,633	—	6,466,334
Securities held to maturity	1,115,932	—	1,106,027	—	1,106,027
Trading securities	39,536	28,495	11,041	—	39,536
Other securities	68,306	—	68,306	—	68,306
Loans (exclusive of allowance for loan loss)	10,545,662	—	10,572,292	—	10,572,292
Derivatives	10,873	—	10,873	—	10,873
FINANCIAL LIABILITIES
Demand and savings deposits	15,434,893	15,434,893	—	—	15,434,893
Time deposits	1,135,721	—	1,135,721	—	1,135,721
Other borrowings	1,856,937	419,843	1,437,094	—	1,856,937
Long-term debt	76,772	—	77,025	—	77,025
Derivatives	11,329	—	11,329	—	11,329
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,604
Commercial letters of credit					142
Standby letters of credit					2,527

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2017 and December 31, 2016.

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

This table summarizes the components of (loss) income from discontinued operations, net of taxes, for the three and nine months ended September 30, 2017 and September 30, 2016 presented in the Consolidated Statements of Income are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total noninterest income	$18,193	$18,406	$53,912	$55,464
Total noninterest expense	19,223	14,572	54,634	46,672
(Loss) income from discontinued operations	(1,030)	3,834	(722)	8,792
Income tax (benefit) expense	(300)	1,310	(247)	3,159
Net (loss) income on discontinued operations	$(730)	$2,524	$(475)	$5,633

The discontinued assets of Scout included on the Consolidated Balance Sheets are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Goodwill	$47,529	$47,529
Other intangibles, net	6,214	7,861
Discontinued assets – goodwill and other intangibles, net	$53,743	$55,390

The components of net cash provided by operating activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months
	Ended September 30,
	2017	2016
(Loss) income from discontinued operations	$(475)	$5,633
Depreciation and amortization	1,647	2,719
Net cash provided by operating activities of discontinued operations	$1,172	$8,352

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month and nine-month periods ended September 30, 2017.  It should be read in conjunction with the accompanying consolidated financial statements, notes to consolidated financial statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is a focus on improving operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the third quarter of 2017, total revenue increased 7.4 percent compared to the third quarter of 2016, while noninterest expense increased 4.0 percent.  As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is a focus on net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the third quarter of 2017, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $16.1 million, or 12.9 percent, from the same period in 2016. The Company has shown increased net interest income through the effects of increased rates, volume and mix of average earning assets and a low cost of funds in its Consolidated Balance Sheets.  Average loan balances increased $729.3 million, or 7.2 percent compared to the same period in 2016. The funding for these assets was driven primarily by a 4.1 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, increased 29 basis points compared to the same period in 2016.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company has continued to emphasize its diverse operations throughout all economic cycles.  This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates and positioned the Company to benefit in periods of growth.  Noninterest income increased $0.8 million, or 0.7 percent, to $104.3 million for the three months ended September 30, 2017, compared to the same period in 2016.  This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At September 30, 2017, noninterest income represented 42.5 percent of total revenues, compared to 45.4 percent at September 30, 2016.

The fourth strategic objective is a focus on capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and properly utilizing a share repurchase program.  At September 30, 2017, the Company had $2.1 billion in total shareholders’ equity.  This is an increase of $76.9 million, or 3.8 percent, compared to total shareholders’ equity at September 30, 2016.  At September 30, 2017, the Company had a total risk-based capital ratio of 13.26 percent.  The Company repurchased 148,398 shares of common stock at an average price of $67.99 per share during the third quarter of 2017.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2017.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income from continuing operations of $48.9 million for the three-month period ended September 30, 2017, compared to $39.4 million for the same period a year earlier.  This represents a 24.0 percent increase over the three-month period ended September 30, 2016.  Basic earnings per share from continuing operations for the third quarter of 2017 was $0.99 per share ($0.98 per share fully-diluted) compared to $0.81 per share ($0.80 per share fully-diluted) for the third quarter of 2016.  Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2017 were 0.95 and 9.17 percent, respectively, compared to 0.80 and 7.76 percent, respectively, for the three-month period ended September 30, 2016.

The Company recorded net income from continuing operations of $135.6 million for the nine-month period ended September 30, 2017, compared to $110.2 million for the same period a year earlier. This represents a 23.0 percent increase over the nine-month period ended September 30, 2016.  Basic earnings per share for the nine-month period ended September 30, 2017 were $2.76 per share ($2.72 per share fully-diluted) compared to $2.26 per share ($2.24 per share fully-diluted) for the same period in 2016. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2017 were 0.89 and 8.82 percent, respectively, compared to 0.76 and 7.43 percent for the same period in 2016.

Net interest income for the three and nine-month periods ended September 30, 2017 increased $16.1 million, or 12.9 percent, and $48.7 million, or 13.4 percent, respectively, compared to the same periods in 2016.  For the three-month period ended September 30, 2017, average earning assets increased by $572.4 million, or 3.1 percent, and for the nine-month period ended September 30, 2017, they increased by $754.2 million, or 4.2 percent, compared to the same periods in 2016.  Net interest margin, on a tax-equivalent basis, increased to 3.16 percent and 3.12 percent for the three and nine-month periods ended September 30, 2017, compared to 2.87 percent and 2.84 percent for the same periods in 2016.

The provision for loan losses decreased by $1.5 million to $11.5 million for the three-month period ended September 30, 2017, and increased by $10.0 million to $35.0 million for the nine-month period ended September 30, 2017, as compared to the same periods in 2016.  These changes are the result of applying the Company’s methodology for computing the allowance for loan losses.  The Company’s nonperforming loans decreased $25.4 million to $54.2 million at September 30, 2017, compared to September 30, 2016, and decreased $16.0 million, compared to December 31, 2016.  The allowance for loan losses as a percentage of total loans increased to 0.89 percent as of September 30, 2017, compared to 0.88 percent at September 30, 2016.  For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income increased by $0.8 million, or 0.7 percent, for the three-month period ended September 30, 2017, and increased by $13.2 million, or 4.4 percent, for the nine-month period ended September 30, 2017, compared to the same periods in 2016.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $6.6 million, or 4.0 percent, for the three-month period ended September 30, 2017, and increased by $23.7 million, or 4.7 percent, for the nine-month period ended September 30, 2017, compared to the same periods in 2016.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three and nine-month periods ended September 30, 2017 increased $16.1 million, or 12.9 percent, and $48.7 million, or 13.4 percent, respectively, compared to the same periods in 2016.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread and margin for the three months ended September 30, 2017 increased by 19 and 29 basis points, respectively, compared to the same period in 2016.  Net interest spread and margin for the nine months ended September 30, 2017 increased by 21 and 28 basis points, respectively, compared to the same period in 2016. These increases are primarily due to favorable interest rate and volume variances on loans.  These interest rate variances have led to an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2017 as compared to results for the same periods in 2016.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCES/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax equivalent basis adjustment would have been 3.31 percent for the three-month period ended September 30, 2017 and 2.86 percent for the same period in 2016.  The average yield on earning assets without the tax equivalent basis adjustment would have been 3.21 percent for the nine-month period ended September 30, 2017 and 2.83 percent for the same period in 2016.

	Three Months Ended September 30,
	2017		2016
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$10,911,154	4.33%	$10,181,819	3.86%
Securities:
Taxable	3,794,074	1.85	4,449,485	1.52
Tax-exempt	3,746,540	3.06	3,158,966	2.86
Total securities	7,540,614	2.46	7,608,451	2.08
Federal funds and resell agreements	190,036	2.10	217,287	1.45
Interest-bearing due from banks	254,702	1.17	314,619	0.56
Other earning assets	49,396	3.95	51,280	1.75
Total earning assets	18,945,902	3.52	18,373,456	3.03
Allowance for loan losses	(99,954)		(86,368)
Other assets	1,467,273		1,405,152
Total assets	$20,313,221		$19,692,240
Liabilities and Shareholders' Equity
Interest-bearing deposits	$9,951,600	0.41%	$9,431,253	0.20%
Federal funds and repurchase agreements	2,234,666	1.03	2,261,863	0.33
Borrowed funds	76,159	5.44	82,340	3.64
Total interest-bearing liabilities	12,262,425	0.55	11,775,456	0.25
Noninterest-bearing demand deposits	5,728,145		5,690,838
Other liabilities	207,417		203,953
Shareholders' equity	2,115,234		2,021,993
Total liabilities and shareholders' equity	$20,313,221		$19,692,240
Net interest spread		2.97%		2.78%
Net interest margin		3.16		2.87

	Nine Months Ended September 30,
	2017		2016
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
Assets
Loans, net of unearned interest	$10,762,401	4.20%	$9,874,298	3.83%
Securities:
Taxable	3,995,441	1.85	4,650,111	1.59
Tax-exempt	3,625,727	3.07	2,984,538	2.85
Total securities	7,621,168	2.43	7,634,649	2.08
Federal funds and resell agreements	192,817	1.83	181,854	1.42
Interest-bearing due from banks	271,799	0.93	425,155	0.56
Other earning assets	61,604	3.06	39,588	1.70
Total earning assets	18,909,789	3.42	18,155,544	2.99
Allowance for loan losses	(96,181)		(82,975)
Other assets	1,474,177		1,415,325
Total assets	$20,287,785		$19,487,894
Liabilities and Shareholders' Equity
Interest-bearing deposits	$9,777,717	0.33%	$9,392,435	0.18%
Federal funds and repurchase agreements	2,321,144	0.82	2,041,369	0.31
Borrowed funds	76,192	5.22	88,621	3.90
Total interest-bearing liabilities	12,175,053	0.45	11,522,425	0.23
Noninterest-bearing demand deposits	5,853,905		5,809,398
Other liabilities	203,037		174,873
Shareholders' equity	2,055,790		1,981,198
Total liabilities and shareholders' equity	$20,287,785		$19,487,894
Net interest spread		2.97%		2.76%
Net interest margin		3.12		2.84

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $85.5 million for the three-month period and $101.6 million for the nine-month period ended September 30, 2017 compared to the same periods in 2016.  The benefit from interest free funds increased by ten basis points in the three-month and seven basis points in the nine-month periods due to increased yields on earning assets, offset by an increase in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2017 and 2016			September 30, 2017 and 2016
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$7,519	$12,793	$20,312	$26,522	$28,581	$55,103
Securities:
Taxable	(2,715)	3,423	708	(8,385)	8,515	130
Tax-exempt	2,973	1,123	4,096	9,476	3,519	12,995
Federal funds sold and resell agreements	(108)	326	218	122	577	699
Interest-bearing due from banks	(99)	407	308	(789)	901	112
Trading	(10)	225	215	303	433	736
Interest income	7,560	18,297	25,857	27,249	42,526	69,775
Change in interest incurred on:
Interest-bearing deposits	270	5,285	5,555	545	10,620	11,165
Federal funds purchased and repurchase agreements	(23)	3,940	3,917	732	8,792	9,524
Other borrowed funds	(60)	352	292	(399)	785	386
Interest expense	187	9,577	9,764	878	20,197	21,075
Net interest income	$7,373	$8,720	$16,093	$26,371	$22,329	$48,700

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Average earning assets	$18,945,902	$18,373,456	$572,446	$18,909,789	$18,155,544	$754,245
Interest-bearing liabilities	12,262,425	11,775,456	486,969	12,175,053	11,522,425	652,628
Interest-free funds	$6,683,477	$6,598,000	$85,477	$6,734,736	$6,633,119	$101,617
Free funds ratio (free funds to earning assets)	35.28%	35.91%	(0.63)%	35.62%	36.53%	(0.91)%
Tax-equivalent yield on earning assets	3.52	3.03	0.49	3.42	2.99	0.43
Cost of interest-bearing liabilities	0.55	0.25	0.30	0.45	0.23	0.22
Net interest spread	2.97	2.78	0.19	2.97	2.76	0.21
Benefit of interest-free funds	0.19	0.09	0.10	0.15	0.08	0.07
Net interest margin	3.16	2.87	0.29	3.12	2.84	0.28

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

Based on the factors above, management of the Company recorded $11.5 million and $35.0 million as provision for loan losses for the three and nine-month periods ended September 30, 2017, compared to $13.0 million and $25.0 million for the same periods in 2016, respectively.  As illustrated in Table 3 below, the ALL increased to

0.89 percent of total loans as of September 30, 2017, compared to 0.88 percent of total loans as of the same period in 2016.

Table 3 presents a summary of the Company’s ALL for the nine months ended September 30, 2017 and 2016, and for the year ended December 31, 2016.  Net charge-offs were $28.3 million for the nine months ended September 30, 2017, compared to $15.7 million for the same period in 2016.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2017	2016	2016
Allowance-January 1	$91,649	$81,143	$81,143
Provision for loan losses	35,000	25,000	32,500
Charge-offs:
Commercial	(24,734)	(11,542)	(12,788)
Consumer:
Credit card	(6,753)	(6,348)	(8,436)
Other	(689)	(603)	(843)
Real estate	(888)	(2,938)	(6,756)
Total charge-offs	(33,064)	(21,431)	(28,823)
Recoveries:
Commercial	2,519	3,477	3,596
Consumer:
Credit card	1,224	1,334	1,730
Other	441	341	518
Real estate	620	540	985
Total recoveries	4,804	5,692	6,829
Net charge-offs	(28,260)	(15,739)	(21,994)
Allowance-end of period	$98,389	$90,404	$91,649
Average loans, net of unearned interest	$10,760,079	$9,868,033	$9,986,151
Loans at end of period, net of unearned interest	10,997,028	10,293,494	10,540,383
Allowance to loans at end of period	0.89%	0.88%	0.87%
Allowance as a multiple of net charge-offs	2.60x	4.30x	4.17x
Net charge-offs to:
Provision for loan losses	80.74%	62.96%	67.67%
Average loans	0.35	0.21	0.22

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2017	2016	17-16	17-16
Trust and securities processing	$45,060	$41,812	$3,248	7.8%
Trading and investment banking	4,453	6,114	(1,661)	(27.2)
Service charges on deposits	21,510	21,832	(322)	(1.5)
Insurance fees and commissions	425	698	(273)	(39.1)
Brokerage fees	5,815	4,712	1,103	23.4
Bankcard fees	17,427	17,086	341	2.0
Gains on sales of securities available for sale, net	2,390	2,978	(588)	(19.7)
Equity (losses) earnings on alternative investments	(584)	1,594	(2,178)	(>100.0)
Other	7,810	6,716	1,094	16.3
Total noninterest income	$104,306	$103,542	$764	0.7%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2017	2016	17-16	17-16
Trust and securities processing	$132,412	$123,984	$8,428	6.8%
Trading and investment banking	18,168	16,382	1,786	10.9
Service charges on deposits	66,316	65,713	603	0.9
Insurance fees and commissions	1,584	3,355	(1,771)	(52.8)
Brokerage fees	17,081	13,159	3,922	29.8
Bankcard fees	55,413	52,636	2,777	5.3
Gains on sales of securities available for sale, net	4,138	8,509	(4,371)	(51.4)
Equity (losses) earnings on alternative investments	(1,393)	2,191	(3,584)	(>100)
Other	23,810	18,352	5,458	29.7
Total noninterest income	$317,529	$304,281	$13,248	4.4%

Noninterest income (summarized in Table 4), increased by $0.8 million, or 0.7 percent, during the three months ended September 30, 2017, and increased by $13.2 million, or 4.4 percent, during the nine months ended September 30, 2017, compared to the same periods in 2016.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets.  The increase in these fees for the three and nine-month periods compared to the same periods last year was primarily due to improvements in wealth management and fund services revenues.  Wealth management revenues increased by $1.0 million, or 6.2 percent, and $4.3 million, or 9.4 percent, and fund services revenues increased $1.7 million, or 7.9 percent, and $2.8 million, or 4.2 percent, compared to the same periods in 2016.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three and nine-month periods ended September 30, 2017 decreased $1.7 million, or 27.2 percent, and increased $1.8 million, or 10.9 percent, respectively.  A $1.2 million decrease and $0.8 million increase in the Company’s seed investments in certain Scout Funds contributed to these variances for the three and nine-month periods ended September 30, 2017, respectively.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three and nine-month periods ended September 30, 2017, increased $1.1 million, or 23.4 percent, and increased $3.9 million, or 29.8 percent, respectively.  These increases were driven by higher money market balances and the related 12b-1 fees.

Bankcard fees for the three and nine-month periods ended September 30, 2017, increased $0.3 million, or 2.0 percent, and increased $2.8 million, or 5.3 percent, respectively.  These increases were driven by decreases in retail and commercial card program rewards and rebates expense and increases in interchange income.

During the three and nine-month periods ended September 30, 2017, $2.4 million and $4.1 million in pre-tax gains were recognized on the sales of securities available for sale, respectively, compared to $3.0 million and $8.5 million for the same periods in 2016.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income for the three and nine-month period ended September 30, 2017, increased $1.1 million, or 16.3 percent, and $5.5 million, or 29.7 percent, respectively, primarily driven by increases in company-owned life insurance and derivative income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2017	2016	17-16	17-16
Salaries and employee benefits	$99,749	$99,403	$346	0.3%
Occupancy, net	11,285	11,224	61	0.5
Equipment	17,880	16,029	1,851	11.5
Supplies and services	4,076	4,472	(396)	(8.9)
Marketing and business development	5,056	5,090	(34)	(0.7)
Processing fees	11,151	9,084	2,067	22.8
Legal and consulting	5,844	4,437	1,407	31.7
Bankcard	5,130	5,015	115	2.3
Amortization of other intangible assets	1,715	2,088	(373)	(17.9)
Regulatory fees	3,798	3,370	428	12.7
Other	6,137	4,999	1,138	22.8
Total noninterest expense	$171,821	$165,211	$6,610	4.0%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2017	2016	17-16	17-16
Salaries and employee benefits	$306,174	$293,294	$12,880	4.4%
Occupancy, net	33,314	32,996	318	1.0
Equipment	53,318	48,807	4,511	9.2
Supplies and services	12,962	13,875	(913)	(6.6)
Marketing and business development	14,929	15,273	(344)	(2.3)
Processing fees	31,093	27,118	3,975	14.7
Legal and consulting	17,361	14,107	3,254	23.1
Bankcard	15,066	16,199	(1,133)	(7.0)
Amortization of other intangible assets	5,685	6,644	(959)	(14.4)
Regulatory fees	11,702	10,491	1,211	11.5
Other	20,966	20,094	872	4.3
Total noninterest expense	$522,570	$498,898	$23,672	4.7%

Noninterest expense increased by $6.6 million, or 4.0 percent, for the three months ended September 30, 2017 and increased $23.7 million, or 4.7 percent, for the nine months ended September 30, 2017, compared to the same periods in 2016.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $0.3 million, or 0.3 percent, and increased $12.9 million, or 4.4 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  Salaries and wages increased $1.1 million, or 1.8 percent, for the three months ended September 30, 2017 and increased $7.1 million, or 3.8 percent, for the nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  Commissions and bonuses decreased $1.5 million, or 7.8 percent, and increased $0.5 million, or 0.9 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  Employee benefits expense increased $0.7 million, or 4.7 percent, and $5.2 million, or 10.2 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due to an increase in the fair value of the Company’s deferred compensation plan and increased health insurance expense.

Equipment expense increased $1.9 million, or 11.5 percent, and $4.5 million, or 9.2 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to software and hardware costs related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Processing fees expense increased $2.1 million, or 22.8 percent, and $4.0 million, or 14.7 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to higher processing expenses in healthcare, fund servicing, and institutional businesses.

Legal and consulting expense increased $1.4 million, or 31.7 percent, and $3.3 million, or 23.1 percent, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  The increases are primarily due to the use of consulting services related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Income Tax Expense

For the nine months ended September 30, 2017, the company’s effective tax rate decreased to 21.4 percent compared to 23.6 percent for the same period a year earlier.  The decrease is primarily attributable to a larger portion of income being earned from tax-exempt municipal securities and an increase in excess tax benefits associated with stock compensation recorded through the third quarter of 2017.

Strategic Lines of Business

Table 6

Bank Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2017	2016	17-16	17-16
Net interest income	$137,331	$121,963	$15,368	12.6%
Provision for loan losses	11,500	13,000	(1,500)	(11.5)
Noninterest income	79,759	80,540	(781)	(1.0)
Noninterest expense	150,057	144,450	5,607	3.9
Income before taxes	55,533	45,053	10,480	23.3
Income tax expense	11,649	9,560	2,089	21.9
Income from continuing operations	$43,884	$35,493	$8,391	23.6%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2017	2016	17-16	17-16
Net interest income	$403,450	$355,847	$47,603	13.4%
Provision for loan losses	35,000	25,000	10,000	40.0
Noninterest income	245,583	234,643	10,940	4.7
Noninterest expense	456,680	435,708	20,972	4.8
Income before taxes	157,353	129,782	27,571	21.2
Income tax expense	33,733	30,478	3,255	10.7
Income from continuing operations	$123,620	$99,304	$24,316	24.5%

Bank income from continuing operations increased by $24.3 million, or 24.5 percent, to $123.6 million for the nine-month period ended September 30, 2017, compared to the same period in 2016.  Net interest income increased $47.6 million, or 13.4 percent, for the nine-month period ended September 30, 2017, compared to the same period in 2016 primarily driven by strong loan growth, increased interest rates, and mix changes.  Provision for loan losses increased by $10.0 million, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, increased impaired loans, and increased net charge-offs.  Noninterest income increased $10.9 million, or 4.7 percent, over the same period in 2016 primarily driven by the following increases: wealth management revenue of $4.3 million, corporate trust income of $1.3 million, brokerage and mutual fund income of $3.9 million due to an increase in 12b-1 fees, card services income of $2.8 million driven by higher interchange revenue and lower rewards costs, company-owned life insurance income of $3.2 million, and derivative income of $1.5 million.  These increases were offset by decreases of $4.4 million in gains on securities available for sale and $3.6 million on equity earnings on alternative investments.

Noninterest expense increased $21.0 million, or 4.8 percent, to $456.7 million for the nine-month period ended September 30, 2017, compared to the same period in 2016.  The increase in noninterest expense is due to the following increases: $14.8 million in technology, service, and overhead expenses due to the ongoing modernization of our core systems, $5.2 million in salary and benefit expense primarily from deferred compensation expense of $2.8 million, $2.1 million in regulatory expense, $1.8 million in processing fees, $1.1 million in legal and consulting expense, and 0.9 million in losses on the sale of other real estate owned.  These increases were partially offset by a decrease of $1.1 million in bankcard expense and a decrease of $1.1 million in marketing and business development expense.

Table 7

Asset Servicing Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2017	2016	17-16	17-16
Net interest income	$3,527	$2,802	$725	25.9%
Provision for loan losses	—	—	—	—
Noninterest income	24,547	23,002	1,545	6.7
Noninterest expense	21,764	20,761	1,003	4.8
Income before taxes	6,310	5,043	1,267	25.1
Income tax expense	1,322	1,114	208	18.7
Income from continuing operations	$4,988	$3,929	$1,059	27.0%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2017	2016	17-16	17-16
Net interest income	$9,117	$8,020	$1,097	13.7%
Provision for loan losses	—	—	—	—
Noninterest income	71,946	69,638	2,308	3.3
Noninterest expense	65,890	63,190	2,700	4.3
Income before taxes	15,173	14,468	705	4.9
Income tax expense	3,174	3,538	(364)	(10.3)
Income from continuing operations	$11,999	$10,930	$1,069	9.8%

For the nine months ended September 30, 2017, Asset Servicing income from continuing operations increased $1.1 million, or 9.8 percent compared to the same period last year.  Net interest income increased $1.1 million, or 13.7 percent, compared to the same period last year.  Noninterest income increased $2.3 million, or 3.3 percent, primarily due to higher alternative investment fee income.  Assets under administration stood at $207.9 billion at September 30, 2017, as compared to $186.2 billion at September 30, 2016.  These increases were offset by an increase in noninterest expense of $2.7 million, or 4.3 percent, primarily due to an increase of $2.2 million in salary and benefit expense.

Balance Sheet Analysis

Total assets of the Company decreased by $403.0 million, or 1.9 percent, as of September 30, 2017, compared to December 31, 2016, primarily due to a decrease in available-for-sale (AFS) securities of $617.4 million, or 9.5 percent, and a decrease in Federal Reserve account balances of $459.8 million, or 71.6 percent, offset by an increase in loan balances of $456.6 million, or 4.3 percent.

Total assets of the Company increased $553.4 million as of September 30, 2017, or 2.8 percent, compared to September 30, 2016, primarily due to an increase in loan balances of $703.5 million, or 6.8 percent, and an increase in held-to-maturity (HTM) securities of $267.1 million, or 26.5 percent, which were partially offset by a decrease in AFS securities of $446.7 million, or 7.1 percent.

Table 8

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2017	2016	2016
Total assets	$20,279,503	$19,726,146	$20,682,532
Loans, net of unearned interest	11,001,553	10,305,374	10,545,662
Total investment securities	7,249,415	7,429,719	7,690,108
Interest-bearing due from banks	221,856	453,189	715,823
Total earning assets	18,618,871	18,342,769	19,184,271
Total deposits	15,999,604	15,378,249	16,570,614
Total borrowed funds	1,932,908	2,096,541	1,933,709

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

Actual loan balances totaled $11.0 billion as of September 30, 2017, and increased $456.6 million, or 4.3 percent, compared to December 31, 2016 and increased $703.5 million, or 6.8 percent, compared to September 30, 2016.  Compared to December 31, 2016, commercial real estate loans increased $195.3 million, or 6.2 percent, asset based loans increased $84.2 million, or 37.3 percent, construction real estate loans increased $68.3 million, or 9.2 percent, and residential real estate loans of $66.2 million, or 12.1 percent.  Compared to September 30, 2016, commercial real estate loans increased $350.7 million, or 11.6 percent, construction real estate loans increased $127.4 million, or 18.7 percent, residential real estate loans increased $103.5 million, or 20.2 percent, and factoring loans increased $88.1 million, or 81.8 percent.  The increase in total loans is driven by the Company’s focus on generating higher-yielding earning assets by shifting assets from the securities portfolio to the loan portfolio.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $7.2 billion as of September 30, 2017 and $7.7 billion as of December 31, 2016 and comprised 38.9 percent and 40.1 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 80.7 percent of the Company’s investment securities portfolio at September 30, 2017, compared to 84.1 percent at December 31, 2016.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio increased from 52.7 months at September 30, 2017, compared to 54.3 months at December 31, 2016, and 45.0 months at September 30, 2016.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $4.9 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2017.  Of this amount, securities with a market value of $1.8 billion at September 30, 2017 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.3 billion as of September 30, 2017, an increase of $160.3 million, or 14.4 percent, from December 31, 2016.  The average life of the HTM portfolio was 7.3 years at September 30, 2017, compared to 7.4 years at December 31, 2016.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.43 percent for the nine months ended September 30, 2017, compared to 2.08 percent for the same period in 2016.

Deposits and Borrowed Funds

Deposits decreased $571.0 million, or 3.4 percent, from December 31, 2016 to September 30, 2017 and increased $621.4 million, or 4.0 percent, from September 30, 2016 to September 30, 2017.  Total non-interest bearing deposits decreased $842.5 million, which was partially offset by an increase in interest-bearing deposits of $271.5 million as compared to December 31, 2016. Total interest-bearing deposits increased $817.6 million and noninterest-bearing deposits decreased $196.2 million from September 30, 2016.

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

Long-term debt totaled $76.1 million at September 30, 2017, compared to $76.8 million as of December 31, 2016, and $75.4 million as of September 30, 2016.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $68.0 million as of September 30, 2017.  Interest rates on trust preferred securities are tied to the three-month London Interbank Offered Rate (LIBOR) rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreement to repurchase totaled $1.9 billion at September 30, 2017 and at December 31, 2016, and $2.0 billion at September 30, 2016. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.1 billion at September 30, 2017, a $139.2 million increase compared to December 31, 2016, and a $76.9 million increase compared to September 30, 2016.

The Company’s Board of Directors authorized, at its April 25, 2017 and April 26, 2016 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meeting.  During the nine months ended September 30, 2017 and 2016, the Company acquired 204,607 shares and 292,624 shares of its common stock under the 2017 and 2016 repurchase plans, respectively.  The Company has not made any repurchase of its securities other than through these plans.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.275 per share quarterly cash dividend payable on January 2, 2018, to shareholders of record at the close of business on December 8, 2017.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.2 billion as of September 30, 2017.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of September 30, 2017.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is calculated as ratio of tier 1 core capital to total average assets, less goodwill and intangibles.  The Company's capital position as of September 30, 2017 is summarized in the table below and exceeded regulatory requirements.

Table 9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2017	2016	2017	2016
Common equity tier 1 capital ratio	12.18%	11.75%	12.18%	11.75%
Tier 1 risk-based capital ratio	12.18	11.75	12.18	11.75
Total risk-based capital ratio	13.26	12.82	13.26	12.82
Leverage ratio	9.43	8.99	9.43	8.99
Return on average assets	0.95	0.80	0.89	0.76
Return on average equity	9.17	7.76	8.82	7.43
Average equity to assets	10.41	10.27	10.13	10.17

The Company's per share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2017	2016	2017	2016
Earnings from continuing operations basic	$0.99	$0.81	$2.76	$2.26
Earnings from continuing operations diluted	0.98	0.80	2.72	2.24
Cash dividends	0.255	0.245	0.765	0.735
Dividend payout ratio	25.76%	30.25%	27.72%	32.52%
Book value	$42.15	$40.86	$42.15	$40.86

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

Table 10 shows the net interest income increase or decrease over the next twelve months as of September 30, 2017 and 2016 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 10

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	0.6%	3.7%	6.3%	9.7%
200	(0.2)	2.3	3.5	6.3
100	(1.0)	0.8	0.7	2.9
Static	—	—	—	—
(100)	(0.9)	N/A	(5.7)	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	4.2%	10.0%	9.3%	14.4%
200	2.2	6.5	5.5	9.5
100	0.2	2.9	1.7	4.5
Static	—	—	—	—
(100)	(4.4)	N/A	(8.6)	N/A

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $60.7 million as of September 30, 2017, $39.5 million as of December 31, 2016, and $58.1 million as of September 30, 2016.  Securities sold not yet purchased (i.e. short positions) totaled $3.3 million at September 30, 2017 and is classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

Credit Risk Management

Credit risk represents the risk that a customer or counterparty may not perform in accordance with contractual terms.  The Company utilizes a centralized credit administration function, which provides information on the Bank’s risk levels, delinquencies, an internal rating system and overall credit exposure.  Loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.  In addition, the Company has an internal loan review staff that operates independently of the Bank.  This review team performs periodic examinations of the bank’s loans for credit quality, documentation and loan administration.  The respective regulatory authorities governing the Bank also review loan portfolios.

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $25.4 million to $54.2 million at September 30, 2017, compared to September 30, 2016, and decreased $16.0 million, compared to December 31, 2016.

The Company had $0.7 million, $0.3 million, and $0.2 million of other real estate owned as of September 30, 2017 and 2016, and December 31, 2016, respectively. Loans past due more than 90 days totaled $2.1 million as of September 30, 2017, compared to $2.7 million at September 30, 2016 and $3.4 million as of December 31, 2016.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $49.2 million of restructured loans at September 30, 2017, $54.4 million at September 30, 2016, and $52.5 million at December 31, 2016.

Table 11

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2017	2016	2016
Nonaccrual loans	$26,101	$50,711	$41,765
Restructured loans on nonaccrual	28,130	28,909	28,494
Total nonperforming loans	54,231	79,620	70,259
Other real estate owned	712	290	194
Total nonperforming assets	$54,943	$79,910	$70,453
Loans past due 90 days or more	$2,088	$2,678	$3,365
Restructured loans accruing	21,091	25,464	24,013
Allowance for loan losses	98,389	90,404	91,649
Ratios
Nonperforming loans as a percent of loans	0.49%	0.77%	0.67%
Nonperforming assets as a percent of loans plus other real estate owned	0.50	0.78	0.67
Nonperforming assets as a percent of total assets	0.27	0.41	0.34
Loans past due 90 days or more as a percent of loans	0.02	0.03	0.03
Allowance for loan losses as a percent of loans	0.89	0.88	0.87
Allowance for loan losses as a multiple of nonperforming loans	1.81x	1.14x	1.30x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $5.8 billion of high-quality securities available for sale.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At September 30, 2017, $4.9 billion, or 83.2 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 88.6 percent, at December 31, 2016.  However of these amounts, securities with a market value of $1.8 billion at September 30, 2017 and $1.8 billion at December 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at September 30, 2017 was $9.7 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $75.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at September 30, 2017.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.2 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of September 30, 2017.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by the report, the Company’s disclosure controls and procedures were effective for ensuring that SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2017.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2017	580	74.26	580	1,995,922
August 1 – August 31, 2017	147,799	67.97	147,799	1,848,123
September 1 - September 30, 2017	19	66.81	19	1,848,104
Total	148,398	$67.99	148,398

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

3.2

Bylaws, amended as of October 28, 2014 incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 which was filed with the Commission on August 2, 2016.

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

Date: November 2, 2017