Form 10-K
period 2017-12-31
UMB FINANCIAL CORP
filed 2018-02-22
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of June 30, 2017, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $3,379,666,840 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2018
Common Stock, $1.00 Par Value	50,048,342

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement on Schedule 14A (“Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 24, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

UMB Financial Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, the Company) is a financial holding company that is headquartered in Kansas City, Missouri. The Company provides banking services and asset servicing to its customers in the United States and around the globe.

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

The Company also owns UMB Fund Services, Inc. (UMBFS), which is a significant nonbank subsidiary and is located in Milwaukee, Wisconsin, Chadds Ford, Pennsylvania, and Ogden, Utah. UMBFS provides fund accounting, transfer agency, and other services to mutual fund and alternative-investment groups.

Until November 17, 2017, the Company also owned Scout Investments, Inc. (Scout), which is an institutional asset-management company that offered domestic and international equity strategies through its Scout Asset Management Division and fixed income strategies through its Reams Asset Management division. On November 17, 2017, the Company closed on the sale of Scout to Carillon Tower Advisers, Inc., a Florida corporation, for a purchase price of approximately $172.5 million, after giving effect to customary purchase price adjustments.

On a full-time equivalent basis at December 31, 2017, the Company and its subsidiaries employed 3,570 persons.

Business Segments

The Company’s products and services are grouped into two segments: Bank and Asset Servicing.

These segments and their financial results are described in detail in (i) the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Business Segments, which can be found in Part II, Item 7, pages 32 through 33, of this report and (ii) Note 12, “Business Segment Reporting,” in the Notes to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 87 through 89 of this report.

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

Competition is based on a number of factors.  Banking customers are generally influenced by convenience, rates and pricing, personal experience, quality and availability of products and other services, lending limits, transaction execution, and reputation. Investment advisory services compete primarily on returns, expenses, third-party ratings, and the reputation and performance of managers.  Asset servicing competes primarily on price, quality of services, and reputation.  The Company and its competitors are all impacted by the overall economy and health of the financial markets.  The degree of impact will vary based on the basis of risk of each competitor and their approach to managing them.

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

Overview

The Company is a bank holding company under the BHCA and a financial holding company under the GLBA. As a result, the Company—including all of its businesses and operations in the United States and abroad—is subject to the regulation, supervision, and examination of the FRB and to restrictions on permissible activities. This scheme of regulation, supervision, and examination is intended primarily for the protection and benefit of depositors and other customers of the Bank, the Deposit Insurance Fund (the DIF) of the Federal Deposit Insurance Corporation (the FDIC), the banking and financial systems as a whole, and the broader economy, not for the protection or benefit of the Company’s shareholders or its non-deposit creditors.

Many of the Company’s subsidiaries are also subject to separate or related forms of regulation, supervision, and examination, including: (1) the Bank by the Office of the Comptroller of the Currency (the OCC) under the National Banking Acts, the FDIC under the Federal Deposit Insurance Act (the FDIA), and the Consumer Financial Protection Bureau (the CFPB) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act); (2) UMBFS, UMB Distribution Services, LLC, UMB Financial Services, Inc., and Prairie Capital Management, LLC by the Securities and Exchange Commission (the SEC) and State regulatory authorities under federal and State securities laws, and UMB Distribution Services, LLC and UMB Financial Services, Inc. by the Financial Industry Regulatory Authority (FINRA); and (3) UMB Insurance, Inc. by State regulatory authorities under applicable State insurance laws. These schemes, like those overseen by the FRB, are designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors.

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

Restrictions on Permissible Activities and Corporate Matters

Bank holding companies and their subsidiaries, under the BHCA, are generally limited to the business of banking and to closely-related activities that are incidental to banking.

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

Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates

The Company is a legal entity separate and distinct from the Bank, UMBFS, and its other subsidiaries but receives the vast majority of its revenue in the form of dividends from those subsidiaries. Without the approval of the OCC, however, dividends payable by the Bank in any calendar year may not exceed the lesser of (1) the current year’s net income combined with the retained net income of the two preceding years and (2) undivided profits. In addition, under the Basel III capital-adequacy standards described below under the heading “Capital-Adequacy Standards,” the Bank is currently required to maintain a capital conservation buffer in excess of its minimum risk-based capital ratios and will be restricted in declaring and paying dividends whenever the buffer is breached. The authorities and powers of the FRB, the OCC, and other government authorities to prevent any unsafe or unsound practice also could be employed to further limit the dividends that the Bank or the Company’s other subsidiaries may declare and pay to the Company.

The Dodd-Frank Act requires a bank holding company like the Company to serve as a source of financial strength for its depository-institution subsidiaries and to commit resources to support those subsidiaries in circumstances when the Company might not otherwise elect to do so. The functional regulator of any nonbank subsidiary of the Company, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude the Company from serving as an adequate source of financial strength, the FRB may instead require the divestiture of depository-institution subsidiaries and impose operating restrictions pending such a divestiture.

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

In addition, under the Volcker Rule, the Company is subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely directed toward purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-term resale, a benefit from actual or expected short-term price movements, or the realization of short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act.

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

In July 2013, the FRB and the OCC issued comprehensive revisions to the capital-adequacy standards, commonly known as Basel III, to which the Company and the Bank began transitioning on January 1, 2015, with full compliance required by January 1, 2019. Basel III bolsters the quantity and quality of capital required under the capital-adequacy guidelines, in part, by (1) imposing a minimum common-equity tier 1 risk-based capital ratio of 4.5%, (2) raising the minimum tier 1 risk-based capital ratio to 6.0%, (3) establishing a capital conservation buffer of common-equity tier 1 capital to RWAs of 2.5%, (4) amending the definition of qualifying capital to be more conservative, and (5) limiting capital distributions and specified discretionary bonus payments whenever the capital conservation buffer is breached.  Basel III also enhances the risk sensitivity of the standardized approach to determining a banking organization’s RWAs.

The capital ratios for the Company and the Bank as of December 31, 2017, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	9.94	12.95	12.95	14.04
UMB Bank, n.a.	8.57	11.19	11.19	11.85

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2017, the Bank was well capitalized under the PCA framework.

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

Deposit Insurance and Related Matters

The deposits of the Bank are insured by the FDIC in the standard insurance amount of $250 thousand per depositor for each account ownership category. This insurance is funded through assessments on the Bank and other insured depository institutions. Under the Dodd-Frank Act, each institution’s assessment base is determined based on its average consolidated total assets less average tangible equity, and there is a scorecard method for calculating assessments that combines CAMELS ratings and specified forward-looking financial measures to determine each institution’s risk to the DIF.  The Dodd-Frank Act also requires the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated assets of less than $10 billion. The result of this revised approach to deposit-insurance assessments is generally an increase in costs, on an absolute or relative basis, for institutions with consolidated assets of $10 billion or more.

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

Statistical Disclosure

The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Part II, Items 6, 7, and 7A, pages 19 through 52, of this report.

Executive Officers of the Registrant.  The following are the executive officers of the Company, each of whom is appointed annually, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which such person was elected as an executive officer.

Name	Age	Position with Registrant
Anthony J. Fischer	59

Mr. Fischer was named the President of UMB Fund Services, Inc. in July 2014.   Prior to that, he served UMB Fund Services Inc. as an Executive Vice President in charge of Business Development from March 2013 until June 2014 and as a Senior Vice President in Business Development from February 2008 through February 2013.

Michael D. Hagedorn	51

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

Shannon A. Johnson	38

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

J. Mariner Kemper	45

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

Kevin M. Macke	45

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

Jennifer M. Payne	41

Ms. Payne was named as Executive Vice President and Chief Risk Officer of the Company in January 2016.  Prior to this time, she served the Company as Director of Corporate Risk Services and Director of Corporate Audit Services, from May 2012 to December 2015, and August 2005 to May 2012, respectively.

Ram Shankar	45

Mr. Shankar was named as Executive Vice President and Chief Financial Officer of the Company effective August 2016.  From September 2011 until his employment with the Company commenced, he worked at First Niagara Financial Group, most recently serving as managing director where he headed financial planning and analysis and investor relations. Prior to that, Shankar spent time at FBR Capital Markets as a senior research analyst and at M&T Bank Corporation in the financial planning measurement and corporate finance/mergers & acquisitions group.

John C. Pauls	53

Mr. Pauls has served as Executive Vice President and General Counsel of the Company and the Bank since June 2016.  Mr. Pauls served as interim General Counsel from April 2016 until his full appointment in June of 2016.  He has been with UMB for over 23 years, having served as a top legal advisor for the Company and the Bank for over 16 years.

Christian R. Swett	58	Mr. Swett has served as Executive Vice President and Chief Credit Officer of the Company since January 2011. Prior to this, Mr. Swett was an Executive Vice President.

Thomas S. Terry	54

Mr. Terry has served as Executive Vice President and Chief Lending Officer of the Company since January 2011.  Prior to this time, Mr. Terry served as Executive Vice President.  Mr. Terry first joined UMB in 1986, and subsequently joined the Commercial Lending department in 1987 where he worked as a loan officer until 2011.

Brian J. Walker	46

Mr. Walker has served as Executive Vice President and Chief Accounting Officer of the Company since June 2007.  He previously served as Chief Financial Officer of the Company from January 2014 to October 2015.  From July 2004 to June 2007, he served as a Certified Public Accountant for KPMG LLP, where he worked primarily as an auditor for financial institutions.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.  The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Financial-services companies routinely encounter and address risks and uncertainties. In the following paragraphs, the Company describes some of the principal risks and uncertainties that could adversely affect its business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. These risks and uncertainties, however, are not the only ones faced by the Company. Other risks and uncertainties that are not presently known to the Company that it has failed to identify, or that it currently considers immaterial may adversely affect the Company as well. Except where otherwise noted, the risk factors address risks and uncertainties that may affect the Company as well as its subsidiaries. These risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (which can be found in Part II, Item 7 of this report beginning on page 20) and the Notes to the Consolidated Financial Statements (which can be found in Part II, Item 8 of this report beginning on page 54).

The levels of, or changes in, interest rates could affect the Company’s business or performance. The Company’s business, results of operations, and financial condition are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market interest rates, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. The policies and regulations of the federal government, in general, and the FRB, in particular, have a substantial impact on market interest rates. See “Government Monetary and Fiscal Policies” in Part I, Item 1 of this report beginning on page 4, which is incorporated by reference herein. The Company may be adversely affected by policies, regulations, or events that have the effect of altering the difference between long-term and short-term interest rates (commonly known as the yield curve), depressing the interest rates associated with its earning assets to levels near the rates associated with its interest expense, or changing the spreads among different interest-rate indices. The Company’s customers and counterparties also may be negatively impacted by the levels of, or changes in, interest rates, which could increase the risk of delinquency or default on obligations to the Company. The levels of, or changes in, interest rates, moreover, may have an adverse effect on the value of the Company’s investment portfolio, which includes long-term municipal bonds with fixed interest rates, and other financial instruments, the return on or demand for loans, the prepayment speed of loans (including, without limitation, the pace of pay-downs expected or forecasted for commercial real estate and construction loans), the cost or availability of deposits or other funding sources, or the purchase or sale of investment securities. In addition, a rapid change in interest rates could result in interest expense increasing faster than interest income because of differences in the maturities of the Company’s assets and liabilities. Further, if laws impacting taxation and interest rates materially change, or if new laws are enacted, certain of the Company’s services and products, including municipal bonds, may be subject to less favorable tax treatment or otherwise adversely impacted.  The level of, and changes in, market interest rates—and, as a result, these risks and uncertainties—are beyond the Company’s control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while the highly accommodative monetary policy currently adopted by the FRB may benefit the Company to some degree by spurring economic activity among its customers, such a policy may ultimately cause the Company more harm by inhibiting its ability to grow or sustain net interest income.

See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A of this report beginning on page 46 for a discussion of how the Company monitors and manages interest-rate risk.

Weak or deteriorating economic conditions, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities. The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, its business or performance could be adversely affected. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products and other services in the Company’s investment-management, asset-servicing, insurance, brokerage, or related businesses. Increased delinquencies or defaults could result as well from the Company adopting—for strategic, competitive, or other reasons—more liberal origination or underwriting standards for extensions of credit or other dealings with its customers or counterparties. If delinquencies or defaults on the Company’s loans or investment securities increase, their value and the income derived from them could be adversely affected, and the Company could incur administrative and other costs in seeking a recovery on its claims and any collateral. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is determined to be other-than-temporary.  In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for loan losses would reduce the Company’s income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management” in Part II, Item 7A of this report beginning on page 46 for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real-estate markets or associated environmental liabilities. At December 31, 2017, 43.7 percent of the Company’s aggregate loan portfolio—comprised of commercial real-estate loans (representing 31.6 percent of the aggregate loan portfolio), construction real-estate loans (representing 6.4 percent of the aggregate loan portfolio), and residential real-estate loans (representing 5.7 percent of the aggregate loan portfolio)—was primarily secured by interests in real estate located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well.  Real-estate values in the markets where this collateral is located may be different from, and in some instances worse than, real-estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real-estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, substantial liability may arise for compliance and remediation costs, personal injury, or property damage.

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses. The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real-estate markets, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, UMBFS’s revenue could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Other fee-based banking businesses that could be adversely affected include trading, asset management, custody, trust, and cash and treasury management.

The Company’s investment-management and asset-servicing businesses could be negatively impacted by declines in assets under management or administration or by shifts in the mix of assets under management or administration.  The revenues of the Company’s investment-management businesses are highly dependent on advisory fee income.  These businesses generally earn higher fees on equity-based or alternative investments and strategies and lower fees on fixed income investments and strategies. Advisory-fee income may be negatively impacted by an absolute decline in assets under management or by a shift in the mix of assets under management from equities or alternatives to fixed income. Such a decline or shift could be caused or influenced by any number of factors, such as underperformance in absolute or relative terms, loss of key advisers or other talent, changes in investing preferences or trends, market downturns or volatility, drops in investor confidence, reputational damage, increased competition, or general economic conditions. Any of these factors also could affect clients of UMBFS, and if this were to cause a decline in assets under administration at UMBFS or an adverse shift in the mix of those assets, the performance of UMBFS could suffer.

To the extent that the Company continues to maintain a sizeable portfolio of available-for-sale investment securities, its income may be adversely affected and its reported equity more volatile. As of December 31, 2017, the Company’s securities portfolio totaled approximately $7.6 billion, which represented approximately 35.1 percent of its total assets.  Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans.  For the year-ended December 31, 2017, the weighted average yield of the Company’s securities portfolio was 2.5 percent as compared to 4.3 percent for its loan portfolio.  Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted.  Additionally, approximately $6.3 billion, or 81.9 percent, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity.  As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

The trading volume in the Company’s common stock at times may be low, which could adversely affect liquidity and stock price. Although the Company’s common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in the stock may at times be low and, in relative terms, less than that of other financial-services companies.  A public trading market that is deep, liquid, and orderly depends on the presence in the marketplace of a large number of willing buyers and sellers and narrow bid-ask spreads.  These market features, in turn, depend on a number of factors, such as the individual decisions of investors and general economic and market conditions, over which the Company has no control.  During any period of lower trading volume in the Company’s common stock, the stock price could be more volatile, and the liquidity of the stock could suffer.

The Company operates in a highly regulated industry, and its business or performance could be adversely affected by the legal, regulatory and supervisory frameworks applicable to it, changes in those frameworks, and other legal and regulatory risks and uncertainties. The Company is subject to expansive legal and regulatory frameworks in the United States—at the federal, State, and local levels—and in the foreign jurisdictions where its business segments operate.  In addition, the Company is subject to the direct supervision of government authorities charged with overseeing the taxation of domestic companies and the kinds of financial activities conducted by the Company in its business segments.  These legal, regulatory, and supervisory frameworks are often designed to protect public or private interests that differ from the interests of the Company’s shareholders or non-deposit creditors. See “Government Monetary and Fiscal Policies” and “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 4, which is incorporated by reference herein.  We believe that government scrutiny of all financial-services companies has increased, fundamental changes have been made to the banking, securities, and other laws that govern financial services (with the Dodd-Frank Act and Basel III being two of the more prominent examples), and a host of related business practices have been reexamined and reshaped. As a result, the Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. Risks also exist that government authorities could judge the Company’s business or other practices as unsafe, unsound, or otherwise unadvisable and bring formal or informal corrective or enforcement actions against it, including fines or other penalties and directives to change its products or other services.  For practical or other reasons, the Company may not be able to effectively defend itself against these actions, and they in turn could give rise to litigation by private plaintiffs.  Further, if the laws, rules, and regulations materially adversely affect the Company, including any changes that would negatively impact the tax treatment of the Company, the Company’s products and services or the Company’s shareholders, the Company may be adversely impacted. All of these and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Regulatory or supervisory requirements, future growth, operating results, or strategic plans may prompt the Company to raise additional capital, but that capital may not be available at all or on favorable terms and, if raised, may be dilutive. The Company is subject to safety-and-soundness and capital-adequacy standards under applicable law and to the direct supervision of government authorities. See “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 4. If the Company is not or is at risk of not satisfying these standards or applicable supervisory requirements—whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, or otherwise—the Company may be required to raise capital, restrict dividends, or limit originations of certain types of commercial and mortgage loans. If the Company is required to limit originations of certain types of commercial and mortgage loans, it would thereby reduce the amount of credit available to borrowers and limit opportunities to earn interest income from the loan portfolio.  The Company also may be compelled to raise capital if regulatory or supervisory requirements change. In addition, the Company may elect to raise capital for strategic reasons even when it is not required to do so. The Company’s ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of its control, and on the Company’s operating and financial performance.  Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms.  An inability to raise capital when needed or on favorable terms could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. If the Company is able to raise capital and does so by issuing common stock or convertible securities, the ownership interest of our existing stockholders could be diluted, and the market price of our common stock could decline.

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

In addition, a non-negotiated acquisition of control over the Company may be inhibited by provisions of the Company’s restated articles of incorporation and bylaws that have been adopted in conformance with applicable corporate law, such as the ability to issue shares of preferred stock and to determine the rights, terms, conditions and privileges of such preferred stock without stockholder approval. If any of these restrictions were to operate or be perceived as operating to hinder or deter a potential acquirer for the Company, the market price of the Company’s common stock could suffer.

The Company’s business relies on systems, employees, service providers, and counterparties, and failures or errors by any of them or other operational risks could adversely affect the Company. The Company engages in a variety of businesses in diverse markets and relies on systems, employees, service providers, and counterparties to properly oversee, administer, and process a high volume of transactions. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to its premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, inadequate integration of acquisitions, human error, and breakdowns in business continuity plans.  Significant financial, business, reputational, regulatory, or other harm could come to the Company as a result of these or related risks and uncertainties. For example, the Company could be negatively impacted if financial, accounting, data-processing, or other systems were to fail or not fully perform their functions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. These same risks arise as well in connection with the systems and employees of the service providers and counterparties on whom the Company depends as well as their own third-party service providers and counterparties. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A of this report beginning on page 46 for a discussion of how the Company monitors and manages operational risk.

Cyber incidents and other security breaches at the Company, at the Company’s service providers or counterparties, or in the business community or markets may negatively impact the Company’s business or performance. In the ordinary course of its business, the Company collects, stores, and transmits sensitive, confidential, or proprietary data and other information, including intellectual property, business information, funds-transfer instructions, and the personally identifiable information of its customers and employees. The secure processing, storage, maintenance, and transmission of this information is critical to the Company’s operations and reputation, and if any of this information were mishandled, misused, improperly accessed, lost, or stolen or if the Company’s operations were disrupted, the Company could suffer significant financial, business, reputational, regulatory, or other damage.  For example, despite security measures, the Company’s information technology and infrastructure may be breached through cyber-attacks, computer viruses or malware, pretext calls, electronic phishing, or other means. These risks and uncertainties are rapidly evolving and increasing in complexity, and the Company’s failure to effectively mitigate them could negatively impact its business and operations.

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

The Company is heavily reliant on technology, and a failure or delay in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect the Company’s business or performance. Like most financial-services companies, the Company significantly depends on technology to deliver its products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Company invests in system upgrades, new solutions, and other technology initiatives, including for both internally and externally hosted solutions.  Many of these initiatives have a significant duration, are tied to critical systems, and require substantial internal and external resources. Although the Company takes steps to mitigate the risks and uncertainties associated with these initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Company also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. In addition, the Company relies upon the expertise and support of service providers to help implement, maintain and/or service certain of its core technology solutions.  If the Company cannot effectively manage these service providers, the service parties fail to materially perform, or the Company was to falter in any of the other noted areas, its business or performance could be negatively impacted.

Negative publicity outside of the Company’s control, or its failure to successfully manage issues arising from its conduct or in connection with the financial-services industry generally, could damage the Company’s reputation and adversely affect its business or performance. The performance and value of the Company’s business could be negatively impacted by any reputational harm that it may suffer. This harm could arise from negative publicity outside of its control or its failure to adequately address issues arising from its conduct or in connection with the financial-services industry generally.  Risks to the Company’s reputation could arise in any number of contexts—for example, cyber incidents and other security breaches, mergers and acquisitions, lending or investment-management practices, actual or potential conflicts of interest, failures to prevent money laundering, corporate governance, and unethical behavior and practices committed by competitors in the financial services industry.

The Company faces intense competition from other financial-services and financial-services technology companies, and competitive pressures could adversely affect the Company’s business or performance. The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures to intensify in the future—especially in light of recent legislative and regulatory initiatives, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies.  Competition with financial-services technology companies, or technology companies partnering with financial-services companies, may be particularly intense, due to, among other things, differing regulatory environments. See “Competition” in Part I, Item 1 of this report beginning on page 3. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. The Company has certain businesses that utilize wholesale models which can lead to customer concentrations for those businesses that, if negatively impacted by competitive pressures, could affect the Company’s fee income. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses.

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

Liquidity is essential to the Company and its business or performance could be adversely affected by constraints in, or increased costs for, funding. The Company defines liquidity as the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses.   Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit.  The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the availability or cost of that funding and thus on its liquidity. These include market disruptions, changes in its credit ratings or the sentiment of its investors, the state of the regulatory environment and monetary and fiscal policies, declines in the value of its investment securities, the loss of substantial deposits or customer relationships, financial or systemic shocks, significant counterparty failures, and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A of this report beginning on page 46 for a discussion of how the Company monitors and manages liquidity risk.

If the Company’s subsidiaries are unable to make dividend payments or distributions to the Company, it may be unable to satisfy its obligations to counterparties or creditors or make dividend payments to its stockholders. The Company is a legal entity separate and distinct from its bank and nonbank subsidiaries and depends on dividend payments and distributions from those subsidiaries to fund its obligations to counterparties and creditors and its dividend payments to stockholders. See “Regulation and Supervision—Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates” in Part I, Item 1 of this report beginning on page 6. Any of the Company’s subsidiaries, however, may be unable to make dividend payments or distributions to the Company, including as a result of a deterioration in the subsidiary’s performance, investments in the subsidiary’s own future growth, or regulatory or supervisory requirements. If any subsidiary were unable to remain viable as a going concern, moreover, the Company’s right to participate in a distribution of assets would be subject to the prior claims of the subsidiary’s creditors (including, in the case of the Bank, its depositors and the FDIC).

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

The Company’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in the determination of the allowance for loan losses, the calculation of deferred tax assets, the evaluation of goodwill for potential impairments, or the determination of the fair value of assets or liabilities. Furthermore, accounting methods, assumptions and estimates are part of acquisition purchase accounting and the calculation of the fair value of assets and liabilities that have been purchased, including credit-impaired loans.  The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of this report beginning on page 44. If management’s judgments are later determined to have been inaccurate, the Company may experience unexpected losses that could be substantial.

The Company’s ability to successfully make opportunistic mergers and acquisitions is subject to significant risks, including the risk that government authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated. The Company may make opportunistic acquisitions of other financial-services companies or businesses from time to time. These acquisitions may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain that approval in a timely manner or at all. Even when the Company is able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether.  Any failure or delay in closing an acquisition could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Additionally, acquisitions involve numerous risks and uncertainties, including lower-than-expected performance or higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers or counterparties, and the potential loss of key employees. An acquisition also could be dilutive to the Company’s current stockholders if preferred stock, common stock, or securities convertible into preferred stock or common stock were issued to fully or partially pay or fund the purchase price. The Company, moreover, may not be successful in identifying acquisition candidates, integrating acquired companies or businesses, or realizing the expected value from acquisitions. There is significant competition for valuable acquisition targets, and the Company may not be able to acquire other companies or businesses on attractive terms or at all.  There can be no assurance that the Company will pursue future acquisitions, and the Company’s ability to grow and successfully compete in its markets and regions may be impaired if it chooses not to pursue or is unable to successfully complete acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this report.

ITEM 2. PROPERTIES

The Company's headquarters building, the UMB Bank Building, is located at 1010 Grand Boulevard in downtown Kansas City, Missouri, and opened in July 1986. All 250,000 square feet is occupied by departments and customer service functions of the Bank, as well as offices of the Company.

Other main facilities of the Bank in downtown Kansas City, Missouri are located at 928 Grand Boulevard (185,000 square feet); 906 Grand Boulevard (140,000 square feet); and 1008 Oak Street (180,000 square feet). Both the 928 Grand and 906 Grand buildings house backroom support functions.  Approximately 27,000 square feet of the 928 Grand building is leased to Scout.  Additionally, within the 906 Grand building there is 8,000 square feet of space leased to several small tenants.  The 928 Grand building underwent a major renovation during 2004 and 2005. The 928 Grand building is connected to the UMB Bank Building (1010 Grand) by an enclosed elevated pedestrian walkway.  The 1008 Oak building, which opened during the second quarter of 1999, houses the Company’s operations and data processing functions.

The Bank leases 52,000 square feet in the Hertz Building located at 2 South Broadway in the heart of the commercial sector of downtown St. Louis, Missouri.  This location has a full-service banking center and is home to some operational and administrative support functions.   The Bank also leases 43,700 square feet on the first, second, third, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado.  The location has a full-service banking center and is home to additional operational and administrative support functions.

As of December 31, 2017, the Bank operated a total of 95 banking centers and four wealth management offices.

UMBFS leases approximately 92,000 square feet at 235 West Galena Street in Milwaukee, Wisconsin, for its fund services operations headquarters.  Additionally, UMBFS leases 37,300 square feet at 2225 Washington Boulevard in Ogden, Utah, and 6,300 square feet in 223 Wilmington West Chester Pike in Chadds Ford, Pennsylvania.

Additional information with respect to properties, premises and equipment is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Premises and Equipment,” in the Notes to the Consolidated Financial Statements in Item 8, pages 61 and 80 of this report, and is hereby incorporated by reference herein.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Stock Market under the symbol "UMBF." As of February 15, 2018, the Company had 2,428 shareholders of record.  Information regarding the Company’s common stock for each quarterly period within the two most recent fiscal years is set forth in the table below.

Per Share	Three Months Ended
2017	March 31	June 30	Sept 30	Dec 31
Dividend	$0.255	$0.255	$0.255	$0.275
Book value	40.34	41.42	42.15	43.72
Market price:
High	81.55	78.67	76.98	77.72
Low	70.69	66.51	62.27	68.76
Close	75.31	74.86	74.49	71.92

Per Share	Three Months Ended
2016	March 31	June 30	Sept 30	Dec 31
Dividend	$0.245	$0.245	$0.245	$0.255
Book value	39.38	40.44	40.86	39.51
Market price:
High	53.89	58.89	61.24	81.11
Low	39.55	48.49	50.60	58.71
Close	51.63	53.21	59.45	77.12

Information concerning restrictions on the ability of the Company to pay dividends and the Company's subsidiaries to transfer funds to the Company is presented in Item 1, page 6 and Note 10, “Regulatory Requirements,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 82 through 84 of this report.  Information concerning securities the Company issued under its equity compensation plans is contained in Item 12, pages 110 through 111 and in Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 84 through 87 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock repurchase activity by the Company during the quarter ended December 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2017	6	$71.91	6	1,848,098
November 1 - November 31, 2017	5,790	71.83	5,790	1,842,308
December 1 - December 31, 2017	6,668	73.56	6,668	1,835,640
Total	12,464	$72.76	12,464

On April 25, 2017, the Company announced a plan to repurchase up to two million shares of common stock.  This plan will terminate on April 24, 2018.  The Company has not made any repurchases other than through this plan. All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 20 through 46, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

As of and for the years ended December 31,

	2017	2016	2015	2014	2013
EARNINGS
Interest income	$616,912	$523,031	$430,681	$363,871	$348,341
Interest expense	57,999	27,708	18,614	13,816	15,072
Net interest income	558,913	495,323	412,067	350,055	333,269
Provision for loan losses	41,000	32,500	15,500	17,000	17,500
Noninterest income	423,562	402,511	370,659	368,235	367,260
Noninterest expense	705,129	666,745	638,938	582,472	543,916
Net income from continuing operations	182,976	153,634	96,558	91,145	105,555

AVERAGE BALANCES
Assets	$20,396,428	$19,592,685	$17,786,442	$15,998,893	$15,030,762
Loans and loans held for sale	10,843,642	9,992,874	8,425,107	6,975,338	6,221,318
Total investment securities	7,632,965	7,665,012	7,330,246	7,053,837	7,034,542
Interest-bearing due from banks	351,293	410,163	664,752	843,134	663,818
Deposits	15,938,669	15,338,741	14,078,290	12,691,273	11,930,318
Long-term debt	76,299	81,905	58,571	6,059	4,748
Shareholders' equity	2,080,847	1,983,749	1,805,856	1,599,765	1,337,107

YEAR-END BALANCES
Assets	$21,771,583	$20,682,532	$19,094,245	$17,500,960	$16,911,852
Loans and loans held for sale	11,281,973	10,545,662	9,431,350	7,466,418	6,521,869
Total investment securities	7,639,543	7,690,108	7,568,870	7,285,667	7,051,127
Interest-bearing due from banks	1,351,760	715,823	522,877	1,539,386	2,093,467
Deposits	18,023,000	16,570,614	15,092,752	13,616,859	13,640,766
Long-term debt	79,281	76,772	86,070	8,810	5,055
Shareholders' equity	2,181,531	1,962,384	1,893,694	1,643,758	1,506,065

PER SHARE DATA
Earnings from continuing operations - basic	$3.72	$3.15	$2.05	$2.03	$2.56
Earnings from continuing operations - diluted	3.67	3.12	2.03	2.01	2.52
Cash dividends	1.04	0.99	0.95	0.91	0.87
Dividend payout ratio	27.96%	31.43%	46.34%	44.83%	33.98%
Book value	$43.72	$39.51	$38.34	$36.10	$33.30
Market price
High	81.55	81.11	58.84	68.27	65.44
Low	62.27	39.55	45.14	51.87	43.27
Close	71.92	77.12	46.55	56.89	64.28

Return on average assets	0.90%	0.78%	0.54%	0.57%	0.70%
Return on average equity	8.79	7.74	5.35	5.70	7.89
Average equity to average assets	10.20	10.12	10.15	10.00	8.90
Total risk-based capital ratio	14.04	12.87	12.80	14.04	14.43

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2017.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future.  Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;
•	changes in laws or the regulatory environment, including as a result of recent financial-services and tax legislation or regulation;
•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;
•	changes in accounting standards or policies;
•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;
•	changes in spending, borrowing, or saving by businesses or households;
•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;
•	changes in any credit rating assigned to the Company or its affiliates;
•	adverse publicity or other reputational harm to the Company;
•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;
•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

•

the Company’s ability to innovate to anticipate the needs of current or future customers, to successfully compete in its chosen business lines, to increase or hold market share in changing competitive environments, or to deal with pricing or other competitive pressures;

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;
•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;
•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, the Company or the financial-services industry;
•	the Company’s ability to address stricter or heightened regulatory or other governmental supervision or requirements;
•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its ability to withstand cyber-attacks;
•

the adequacy of the Company’s corporate governance, risk-management framework, compliance programs, or internal control over financial reporting, including its ability to control lapses or deficiencies in financial reporting or to effectively mitigate or manage operational risk;

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;
•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;
•	mergers, acquisitions, or dispositions, including the Company’s ability to integrate acquisitions;
•	the adequacy of the Company’s succession planning for key executives or other personnel;
•	the Company’s ability to grow revenue, control expenses, or attract or retain qualified employees;
•	natural or man-made disasters, calamities, or conflicts, including terrorist events; or
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

Results of Operations

Overview

The Company focuses on the following four core strategic objectives.  Management believes these strategic objectives will guide its efforts to achieve its vision, to deliver the unparalleled customer experience, all the while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first strategic objective is to continuously improve operating efficiencies. The Company focuses on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  For 2017, total revenue increased 9.4 percent, while noninterest expense increased 5.8 percent, as compared to the previous year.  As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase on net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  For 2017, we made progress on this strategy, as illustrated by an increase in net interest income of $63.6 million, or 12.8 percent, as compared to the previous year. The Company has shown increased net interest income through the effects of increased interest rates and volumes, and the mix of average earning assets and a low cost of funds in its Consolidated Balance Sheets. Average loan balances increased $850.8 million, or 8.5 percent, from December 31, 2016. The funding for these assets was driven primarily by a 5.6 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, increased 27 basis points compared to the same period in 2016.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company has continued to emphasize its diverse operations throughout all economic cycles.  This strategy has provided revenue diversity, helping to reduce the impact of sustained low interest rates and position the Company to benefit in periods of growth.  Noninterest income increased $21.1 million, or 5.2 percent, to $423.6 million for the year ended December 31, 2017, compared to the same period in 2016.  This change is discussed in greater detail below under Noninterest income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, institutional banking, and treasury management businesses. At December 31, 2017, noninterest income represented 43.1 percent of total revenues, as compared to 44.8 percent at December 31, 2016.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on organic growth, new business development, and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At December 31, 2017, the Company had a total risk-based capital ratio of 14.04 percent and $2.2 billion in total shareholders’ equity, an increase of $219.1 million, or 11.2 percent, compared to total shareholders’ equity at December 31, 2016. The Company repurchased 217,071 shares of common stock at an average price of $70.37 per share during 2017 and paid $51.9 million in dividends, which represents a 5.8 percent increase compared to dividends paid during 2016.

Earnings Summary

The Company recorded consolidated income from continuing operations of $183.0 million for the year-ended December 31, 2017.  This represents a 19.1 percent increase over 2016.  Income from continuing operations for 2016 was $153.6 million, or an increase of 59.1 percent compared to 2015.  Basic earnings per share from continuing operations for the year ended December 31, 2017, were $3.72 per share compared to $3.15 per share in 2016, an increase of 18.1 percent.  Basic earnings per share from continuing operations were $2.05 per share in 2015, or an increase of 53.7 percent from 2015 to 2016. Fully diluted earnings per share from continuing operations increased 17.6 percent from 2016 to 2017, and increased 53.7 percent from 2015 to 2016.

The Company’s net interest income increased to $558.9 million in 2017 compared to $495.3 million in 2016 and $412.1 million in 2015.  In total, a favorable volume variance coupled with a favorable rate variance, resulted in a $63.6 million increase in net interest income in 2017, compared to 2016.  See Table 2 on page 26.  The favorable volume variance on earning assets was predominantly driven by the increase in average loan balances of $850.8 million, or 8.5 percent, for 2017 compared to the same period in 2016.  Net interest margin, on a tax-equivalent basis, increased to 3.15 percent for 2017, compared to 2.88 percent for the same period in 2016.  The Company has seen an increase in the benefit from interest-free funds compared to 2016.  The impact of this benefit increased nine basis points compared to 2016 and is illustrated on Table 3 on page 27.  The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 18 in Item 7A on page 48 for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2017.

The Company had an increase of $21.1 million, or 5.2 percent, in noninterest income in 2017, as compared to 2016, and a $31.9 million, or 8.6 percent, increase in 2016, compared to 2015.  The increase in 2017 is primarily attributable to trust and securities processing, and increases in bank-owned and company-owned life insurance income, brokerage income, and bankcard income, partially offset by lower gains on sales of available-for-sale securities and equity earnings on alternative investments.  The change in noninterest income in 2017 from 2016, and 2016 from 2015 is illustrated on Table 6 on page 30.

Noninterest expense increased in 2017 by $38.4 million, or 5.8 percent, compared to 2016 and increased by $27.8 million, or 4.4 percent, in 2016 compared to 2015.  The increase in 2017 is primarily driven by an increase of $23.8 million, or 6.1 percent, in salary and employee benefit expense, an increase of $6.3 million, or 17.6 percent, in processing fees, and an increase of $5.7 million, or 8.5 percent, in equipment expense. The increase in noninterest expense in 2017 from 2016, and 2016 from 2015 is illustrated on Table 7 on page 31.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2017, 2016 and 2015.

Net interest margin, presented in Table 1 on page 24, is calculated as net interest income on a fully tax equivalent basis (FTE) as a percentage of average earning assets.  Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.  A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources.  Table 3 analyzes net interest margin for the three years ended December 31, 2017, 2016 and 2015.  Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2015 through 2017 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2017			2016
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$10,843.6	$461.3	4.25%	$9,992.9	$386.3	3.87%
Securities:
Taxable	3,918.0	73.1	1.87	4,545.0	73.6	1.62
Tax-exempt (FTE)	3,658.0	112.5	3.08	3,077.6	88.3	2.87
Total securities	7,576.0	185.6	2.45	7,622.6	161.9	2.12
Federal funds sold and resell agreements	190.0	3.7	1.95	188.5	2.7	1.44
Interest-bearing due from banks	351.3	3.9	1.10	410.2	2.3	0.57
Other earning assets (FTE)	57.0	1.9	3.28	42.4	0.8	1.85
Total earning assets (FTE)	19,017.9	656.4	3.45	18,256.6	554.0	3.03
Allowance for loan losses	(97.2)			(85.2)
Cash and due from banks	379.6			394.7
Other assets	1,096.1			1,026.5
Total assets	$20,396.4			$19,592.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$8,819.4	$27.6	0.31%	$8,267.6	$11.4	0.14%
Time deposits under $250,000	373.6	2.8	0.75	601.4	3.3	0.55
Time deposits of $250,000 or more	809.5	6.0	0.74	563.7	3.2	0.57
Total interest bearing deposits	10,002.5	36.4	0.36	9,432.7	17.9	0.19
Short-term debt	—	—	—	3.8	—	—
Long-term debt	76.3	3.7	4.85	81.9	3.2	3.91
Federal funds purchased and repurchase agreements	2,095.1	17.9	0.85	2,005.6	6.6	0.33
Total interest bearing liabilities	12,173.9	58.0	0.48	11,524.0	27.7	0.24
Noninterest bearing demand deposits	5,936.2			5,906.0
Other	205.5			178.9
Total	18,315.6			17,608.9
Total shareholders' equity	2,080.8			1,983.7
Total liabilities and shareholders' equity	$20,396.4			$19,592.6
Net interest income (FTE)		$598.4			$526.3
Net interest spread (FTE)			2.97%			2.79%
Net interest margin (FTE)			3.15%			2.88%

(1)

Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a marginal tax rate of 35%.  The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets.  Rates earned/paid may not compute to the rates shown due to presentation in millions.  The tax-equivalent interest income totaled $39.5 million, $31.0 million, and $23.8 million in 2017, 2016, and 2015, respectively.

(2)	Loan fees are included in interest income. Such fees totaled $15.4 million, $13.3 million, and $11.4 million in 2017, 2016, and 2015, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2015
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$8,425.1	$308.3	3.66%
Securities:
Taxable	4,823.7	75.3	1.56
Tax-exempt (FTE)	2,473.8	67.3	2.72
Total securities	7,297.5	142.6	1.95
Federal funds sold and resell agreements	76.1	0.7	0.92
Interest-bearing due from banks	664.8	2.4	0.35
Other earning assets (FTE)	32.7	0.5	1.46
Total earning assets (FTE)	16,496.2	454.5	2.75
Allowance for loan losses	(77.9)
Cash and due from banks	496.4
Other assets	871.7
Total assets	$17,786.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$7,010.3	$7.9	0.11%
Time deposits under $250,000	700.9	3.9	0.56
Time deposits of $250,000 or more	439.4	2.5	0.57
Total interest bearing deposits	8,150.6	14.3	0.18
Short-term debt	1.9	—	—
Long-term debt	57.3	2.5	4.36
Federal funds purchased and repurchase agreements	1,590.8	1.8	0.11
Total interest bearing liabilities	9,800.6	18.6	0.19
Noninterest bearing demand deposits	5,927.6
Other	252.3
Total	15,980.5
Total shareholders' equity	1,805.9
Total liabilities and shareholders' equity	$17,786.4
Net interest income (FTE)		$435.9
Net interest spread (FTE)			2.56%
Net interest margin (FTE)			2.64%

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

Average Volume		Average Rate			Increase (Decrease)
2017	2016	2017	2016	2017 vs. 2016	Volume	Rate	Total
				Change in interest earned on:
$10,843,642	$9,992,874	4.25%	3.87%	Loans	$34,405	$40,622	$75,027
				Securities:
3,918,001	4,545,013	1.87	1.62	Taxable	(10,884)	10,449	(435)
3,657,951	3,077,562	3.08	2.87	Tax-exempt	11,542	4,361	15,903
190,074	188,572	1.95	1.44	Federal funds and resell agreements	22	970	992
351,293	410,163	1.10	0.57	Interest-bearing due from banks	(378)	1,908	1,530
57,013	42,437	3.28	1.85	Trading securities	265	599	864
19,017,974	18,256,621	3.45	3.03	Total	34,972	58,909	93,881
				Change in interest incurred on:
10,002,497	9,432,720	0.36	0.19	Interest-bearing deposits	1,144	17,274	18,418
2,095,111	2,005,631	0.85	0.33	Federal funds and repurchase agreements	304	11,078	11,382
76,301	85,658	4.90	3.79	Notes payable	(383)	874	491
$12,173,909	$11,524,009	0.48%	0.24%	Total	1,065	29,226	30,291
				Net interest income	$33,907	$29,683	$63,590

Average Volume		Average Rate			Increase (Decrease)
2016	2015	2016	2015	2016 vs. 2015	Volume	Rate	Total
				Change in interest earned on:
$9,992,874	$8,425,107	3.87%	3.66%	Loans	$59,847	$18,102	$77,949
				Securities:
4,545,013	4,823,710	1.62	1.56	Taxable	(4,450)	2,683	(1,767)
3,077,562	2,473,811	2.87	2.72	Tax-exempt	11,330	2,588	13,918
188,572	76,108	1.44	0.92	Federal funds and resell agreements	1,453	558	2,011
410,163	664,752	0.57	0.35	Interest-bearing due from banks	(1,114)	1,099	(15)
42,437	32,725	1.85	1.46	Trading securities	134	120	254
18,256,621	16,496,213	3.03	2.75	Total	67,200	25,150	92,350
				Change in interest incurred on:
9,432,720	8,150,588	0.19	0.18	Interest-bearing deposits	2,370	1,297	3,667
2,005,631	1,590,776	0.33	0.11	Federal funds and repurchase agreements	573	4,166	4,739
85,658	59,174	3.79	4.33	Notes payable	1,035	(347)	688
$11,524,009	$9,800,538	0.24%	0.19%	Total	3,978	5,116	9,094
				Net interest income	$63,222	$20,034	$83,256

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2017	2016	2015
Average earning assets	$19,017,974	$18,256,621	$16,496,213
Interest-bearing liabilities	12,173,909	11,524,009	9,800,538
Interest-free funds	$6,844,065	$6,732,612	$6,695,675
Free funds ratio (interest free funds to average earning assets)	35.99%	36.88%	40.59%
Tax-equivalent yield on earning assets	3.45%	3.03%	2.75%
Cost of interest-bearing liabilities	0.48	0.24	0.19
Net interest spread	2.97%	2.79%	2.56%
Benefit of interest-free funds	0.18	0.09	0.08
Net interest margin	3.15%	2.88%	2.64%

The Company experienced an increase in net interest income of $63.6 million, or 12.8 percent, for the year-ended December 31, 2017, compared to 2016.  This follows an increase of $83.3 million, or 20.2 percent, for the year-ended December 31, 2016, compared to 2015.  Average earning assets for the year ended December 31, 2017 increased by $761.4 million, or 4.2 percent, compared to the same period in 2016.  Net interest margin, on a tax-equivalent basis, increased to 3.15 percent for 2017 compared to 2.88 percent in 2016.  As illustrated in Table 2, the 2016 and 2015 increases are primarily due to the favorable volume variances in earning assets driven by the impacts of the acquisition of Marquette Financial Companies (Marquette) in 2015.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits.  Noninterest-bearing demand deposits represented 37.9 percent, 40.2 percent and 41.8 percent of total outstanding deposits at December 31, 2017, 2016 and 2015, respectively.  As illustrated in Table 3, the impact from these interest-free funds was 18 basis points in 2017, as compared to nine basis points in 2016 and eight basis points in 2015.

The Company has experienced an increase in net interest income during 2017 due to a volume variance of $33.9 million and a rate variance of $29.7 million.  The average rate on earning assets during 2017 has increased by 42 basis points, while the average rate on interest-bearing liabilities increased by 24 basis points, resulting in an 18 basis point increase in spread.  The volume of loans has increased from an average of $10.0 billion in 2016 to an average of $10.8 billion in 2017.  Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio.  By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2018, approximately $900 million of available for sale securities are expected to have principal repayments.  This includes approximately $243 million which will have principal repayments during the first quarter of 2018.  The available for sale investment portfolio had an average life of 51.7 months, 54.3 months, and 44.8 months as of December 31, 2017, 2016, and 2015, respectively.

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

	December 31,
Loan Category	2017	2016	2015	2014	2013
Commercial	$81,156	$71,657	$63,847	$55,349	$48,886
Real estate	9,312	10,569	8,220	10,725	15,342
Consumer	10,083	9,311	8,949	9,921	10,447
Leases	53	112	127	145	76
Total allowance	$100,604	$91,649	$81,143	$76,140	$74,751

Table 5 presents a five-year summary of the Company’s ALL.  Also, please see “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management” on page 51 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.  For more information on loan portfolio segments and ALL methodology refer to Note 3, “Loans and Allowance for Loan Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ALL increased as a percentage of total loans to 0.89 percent as of December 31, 2017, compared to 0.87 percent as of December 31, 2016.  Based on the factors above, the provision for loan loss totaled $41.0 million for the year-ended December 31, 2017, which is an increase of $8.5 million, or 26.2 percent, compared to the same period in 2016.  This provision for loan losses totaled $32.5 million and $15.5 million for the years-ended December 31, 2016 and 2015, respectively.

Table 5

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

2017	2016	2015	2014	2013
Allowance-beginning of year	$91,649	$81,143	$76,140	$74,751	$71,426
Provision for loan losses	41,000	32,500	15,500	17,000	17,500
Charge-offs:
Commercial	(27,985)	(12,788)	(5,239)	(7,307)	(4,748)
Consumer
Credit card	(8,681)	(8,436)	(8,555)	(10,104)	(10,531)
Other	(948)	(843)	(1,103)	(1,323)	(1,600)
Real estate	(992)	(6,756)	(214)	(259)	(775)
Total charge-offs	(38,606)	(28,823)	(15,111)	(18,993)	(17,654)
Recoveries:
Commercial	3,522	3,596	1,824	848	867
Consumer
Credit card	1,540	1,730	1,802	1,803	1,720
Other	533	518	667	687	815
Real estate	966	985	321	44	77
Total recoveries	6,561	6,829	4,614	3,382	3,479
Net charge-offs	(32,045)	(21,994)	(10,497)	(15,611)	(14,175)
Allowance-end of year	$100,604	$91,649	$81,143	$76,140	$74,751
Average loans, net of unearned interest	$10,841,486	$9,986,151	$8,423,997	$6,974,246	$6,217,240
Loans at end of year, net of unearned interest	11,280,514	10,540,383	9,430,761	7,465,794	6,520,512
Allowance to loans at year-end	0.89%	0.87%	0.86%	1.02%	1.15%
Allowance as a multiple of net charge-offs	3.14	x	4.17	x	7.73	x	4.88	x	5.27	x
Net charge-offs to:
Provision for loan losses	78.16%	67.67%	67.72%	91.83%	81.00%
Average loans	0.30	0.22	0.12	0.22	0.23

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates.  Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates.  Noninterest income increased in 2017 by $21.1 million, or 5.2 percent, compared to 2016 and increased in 2016 by $31.9 million, or 8.6 percent, compared to 2015.  The increase in 2017 is primarily attributable to trust and securities processing, increase in bank-owned and company-owned life insurance income, brokerage income, and bankcard income, partially offset by lower gains on sales of available-for-sale securities and equity earnings on alternative investments.  The increase in 2016, compared to 2015, is primarily attributable to higher equity earnings on alternative investments, increases in bank-owned and company-owned life insurance income, and brokerage income.

The Company’s fee-based services offer multiple products and services to customers which management believes will more closely align to the customer’s product demand with the Company.  The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading & brokerage and cash & treasury management.  Management believes that it can offer these products and services both efficiently and profitably, as most have common platforms and support structures.

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2017	2016	2015	17-16	16-15	17-16	16-15
Trust and securities processing	$176,646	$166,315	$166,261	$10,331	$54	6.2%	—%
Trading and investment banking	23,183	21,422	20,218	1,761	1,204	8.2	6.0
Service charges on deposit accounts	87,680	86,662	86,460	1,018	202	1.2	0.2
Insurance fees and commissions	1,972	4,188	2,530	(2,216)	1,658	(52.9)	65.5
Brokerage fees	23,208	17,833	11,753	5,375	6,080	30.1	51.7
Bankcard fees	73,030	68,749	69,211	4,281	(462)	6.2	(0.7)
Gains on sales of securities available for sale, net	4,192	8,509	10,402	(4,317)	(1,893)	(50.7)	(18.2)
Equity (losses) earnings on alternative investments	(1,108)	2,695	(12,188)	(3,803)	14,883	(>100.0)	>100.0
Other	34,759	26,138	16,012	8,621	10,126	33.0	63.2
Total noninterest income	$423,562	$402,511	$370,659	$21,051	$31,852	5.2%	8.6%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above.  The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2017 compared to 2016, and in 2016 compared to 2015.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund assets servicing.  This income category increased by $10.3 million, or 6.2 percent in 2017, compared to 2016, and was flat in 2016, compared to 2015.  The Company increased fee income from wealth management services by $5.3 million, from fund administration and custody services by $3.3 million, and corporate trust revenue by $1.7 million in 2017, compared to 2016.

Brokerage fees increased $5.4 million, or 30.1 percent, in 2017 compared to 2016 and increased $6.1 million, or 51.7 percent, in 2016 compared to 2015 primarily due to an increase in 12b-1 income driven by an increase in interest rates.

Bankcard fees increased $4.3 million, or 6.2 percent, in 2017 compared to 2016 and was flat in 2016 compared to 2015.  The increase in 2017 compared to 2016 was driven by increased interchange income.

Gains on sales of securities available for sale decreased $4.3 million in 2017 compared to 2016 and decreased by $1.9 million in 2016 compared to 2015.  The Company’s goal in the management of its available-for-sale securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. This can result in differences from period to period in the amount of realized gains.

Equity (losses) earnings on alternative investments decreased $3.8 million in 2017 compared to 2016 and increased $14.9 million in 2016 compared to 2015, primarily due to changes in the valuation of the underlying Prairie Capital Management (PCM) fund investments.

Other noninterest income increased $8.6 million, or 33.0 percent, in 2017 compared to 2016 and increased $10.1, or 63.2 percent, in 2016 compared to 2015 primarily due to an increase in bank-owned and company-owned life insurance income and increased derivative income.

Noninterest Expense

Noninterest expense increased in 2017 by $38.4 million, or 5.8 percent, compared to 2016 and increased in 2016 by $27.8 million, or 4.4 percent, compared to 2015.  The main drivers of the increase from 2016 to 2017 were salaries and employee benefits expense, processing fees, and equipment expense.  The main drivers of the increase from 2015 to 2016 were salaries and employee benefits expense, other noninterest expense, and equipment expense, offset by a decrease in legal and consulting expense.  Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2017	2016	2015	17-16	16-15	17-16	16-15
Salaries and employee benefits	$413,830	$390,059	$367,606	$23,771	$22,453	6.1%	6.1%
Occupancy, net	44,462	44,255	43,274	207	981	0.5	2.3
Equipment	72,008	66,337	62,571	5,671	3,766	8.5	6.0
Supplies and services	17,173	18,535	17,988	(1,362)	547	(7.3)	3.0
Marketing and business development	21,469	21,208	21,996	261	(788)	1.2	(3.6)
Processing fees	42,331	36,005	36,149	6,326	(144)	17.6	(0.4)
Legal and consulting	23,406	20,801	26,186	2,605	(5,385)	12.5	(20.6)
Bankcard	19,471	20,757	20,288	(1,286)	469	(6.2)	2.3
Amortization of other intangible assets	7,326	8,695	8,171	(1,369)	524	(15.7)	6.4
Regulatory fees	15,527	14,178	12,125	1,349	2,053	9.5	16.9
Other	28,126	25,915	22,584	2,211	3,331	8.5	14.7
Total noninterest expense	$705,129	$666,745	$638,938	$38,384	$27,807	5.8%	4.4%

Salaries and employee benefits expense increased $23.8 million, or 6.1 percent, in 2017 and $22.5 million, or 6.1 percent, in 2016.  The increase in both 2017 and 2016 is primarily due to higher employee base salaries, higher commissions and bonuses, and higher cost of benefits.  In 2017, salary and wage expense increased $9.9 million, or 4.0 percent, employee benefit expense increased $9.3 million, or 14.0 percent, and bonus and commission expense increased $4.6 million, or 6.1 percent.  From 2015 to 2016, base salaries increased by $10.7 million, or 4.5 percent, commissions and bonuses increased by $5.5 million, or 7.9 percent, and employee benefits increased by $6.2 million, or 10.4 percent.  Included within bonus and commission expense in 2016 is non-acquisition related expense of $4.2 million.  The Marquette acquisition contributed $8.2 million of increased salary and employee benefits expense in 2016 since it was the first full year of salary and benefits expense after the Marquette acquisition.

Equipment expense increased $5.7 million, or 8.5 percent and $3.8 million, or 6.0 percent in 2017 and 2016, respectively.  This increase is driven by increased computer hardware and software expenses for investments for regulatory requirements, cyber security and the ongoing modernization of our core systems in both years.

Processing fees expense increased $6.3 million, or 17.6 percent, in 2017 compared to 2016 and was flat in 2016 compared to 2015.  This increase in 2017 is primarily driven by investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Legal and consulting expense increased $2.6 million, or 12.5 percent, in 2017 and decreased $5.4 million, or 20.6 percent in 2016.  This increase in 2017 was driven by an increase of $1.4 million in consulting expense and an increase of $1.3 million in legal and professional services expense.  The decrease in 2016 was driven by $4.8 million in legal and consulting expense related to the Marquette acquisition recognized in 2015.

Other noninterest expense increased $2.2 million, or 8.5 percent and increased $3.3 million, or 14.7 percent, in 2017 and 2016, respectively.  The increase in 2017 was driven by increased contribution and derivative expense.  The increase in 2016 was primarily driven by an increase of $3.1 million in fair value adjustments to the contingent consideration liabilities on acquisitions.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes numerous changes to existing tax law, including among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. While the Tax Act is expected to have a significant positive impact on the Company’s after-tax results, technical corrections or other forthcoming guidance could change how provisions of the Tax Act are interpreted, which may impact the Company’s effective tax rate and could affect the Company’s deferred tax assets, tax positions and tax liabilities.

Income tax expense for continuing operations totaled $53.4 million, $45.0 million and $31.7 million in 2017, 2016 and 2015, respectively.  These amounts equate to effective tax rates of 22.6 percent, 22.6 percent and 24.7 percent for 2017, 2016 and 2015, respectively.  The decrease in effective rate from 2015 to 2016 is primarily attributable to an increase in federal tax credits and a larger portion of income earned from excludable life insurance policy gains. The effective rate for 2017 remained consistent with 2016 even after taking into consideration the effective rate impact of the Tax Act.  The adverse rate impact of the Tax Act was favorably offset by a larger portion of income earned from tax-exempt interest and an increase in excess tax benefits associated with stock compensation. With the adoption of Accounting Standards Update (ASU) No. 2016-09, all excess tax benefits related to share-based awards were recognized in income tax expense for 2016 and 2017.

The Company calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and the guidance available as of the date of this filing and as a result has recorded $3.0 million as additional income tax expense in the fourth quarter of 2017. Given the complexity of the Tax Act, anticipated technical corrections or other forthcoming guidance, the various state income tax interpretations and the detailed analysis required, the adjustments reflected in the current and deferred tax accounts may be subject to further refinement as additional information becomes available and further analysis is performed.

For further information on income taxes refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following two reportable segments (collectively, the Business Segments): Bank and Asset Servicing. Senior executive officers regularly evaluate business segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. Previously, the Company had the following four Business Segments: Bank, Institutional Investment Management, Asset Servicing, and Payment Solutions. In the first quarter of 2016, the Company merged the Payments Solutions segment into the Bank segment to better reflect how the core businesses, products and services are being evaluated by management currently. The Company’s Payment Solutions leadership structure and financial performance assessments are now included in the Bank segment, and accordingly, the reportable segments were realigned to reflect these changes.  Additionally, in November 2017, the Company sold all of the outstanding stock of Scout, its institutional investment management subsidiary.  As the operations of Scout are now included in discontinued operations, the Company no longer presents this segment’s operations as one of its business segments. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis.

Table 8

Bank Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$546,000	$484,716	$61,284	12.6%
Provision for loan losses	41,000	32,500	8,500	26.2
Noninterest income	328,550	309,889	18,661	6.0
Noninterest expense	616,883	582,719	34,164	5.9
Income before taxes	216,667	179,386	37,281	20.8
Income tax expense	49,522	40,406	9,116	22.6
Net income	$167,145	$138,980	$28,165	20.3%

Bank net income increased by $28.2 million, or 20.3 percent, to $167.1 million for the year ended December 31, 2017, compared to the same period in 2016.  Net interest income increased $61.3 million, or 12.6 percent, for the year ended December 31, 2017, compared to the same period in 2016, primarily driven by strong loan growth, a change in the Bank’s earning asset mix, and higher loan yields. Provision for loan losses increased by $8.5 million to adjust the related ALL to the appropriate level based on the inherent risk in the loan portfolio for this segment.

Noninterest income increased $18.7 million, or 6.0 percent, over the same period in 2016 primarily driven by the following increases: bank-owned and company-owned life insurance income of $6.6 million, brokerage and mutual fund income of $5.4 million driven by an increase in 12b-1 fees, wealth management revenue of $5.3 million, card services income of $4.3 million driven by higher interchange and lower rewards costs, corporate trust income of $1.8 million, higher derivative income of $1.3 million, and deposit service charges of $1.0 million driven by higher healthcare service charges.  These increases were offset by decreases of $4.3 million in gains on securities available for sale and $3.8 million in equity earnings on alternative investments.

Noninterest expense increased $34.2 million, or 5.9 percent, to $616.9 million for the year ended December 31, 2017, compared to the same period in 2016.  The increase in noninterest expense is due to the following increases: $19.5 million in technology, service, and overhead expenses due to the ongoing modernization of our core systems, $10.8 million in salary and benefit expense primarily due to higher deferred compensation expense and profit sharing expense, $2.9 million in processing fees, $2.5 million in regulatory expense, and $0.9 million in legal and consulting expense.  These increases were partially offset by a decrease of $1.0 million in bankcard expense and a decrease of $1.0 million in amortization expense.

Table 9

Asset Servicing Operating Results

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016	17-16	17-16
Net interest income	$12,913	$10,607	$2,306	21.7%
Provision for loan losses	—	—	—	—
Noninterest income	95,012	92,622	2,390	2.6
Noninterest expense	88,246	84,026	4,220	5.0
Income before taxes	19,679	19,203	476	2.5
Income tax expense	3,848	4,549	(701)	(15.4)
Net income	$15,831	$14,654	$1,177	8.0%

For the year ended December 31, 2017, Asset Servicing net income increased $1.2 million, or 8.0 percent, to $15.8 million as compared to the same period in 2016.  Net interest income increased $2.3 million compared to the same period last year due to an increase in deposits, coupled with an overall increase in deposit funds transfer credit.  Noninterest income increased $2.4 million, or 2.6 percent, largely due to increased alternative investment fees.  As of December 31, 2017, assets under administration totaled $206.3 billion compared to $188.7 billion at December 31, 2016 and $185.6 billion at December 31, 2015.  For the year ended December 31, 2017, noninterest expense increased $4.2 million, or 5.0 percent, as compared to the same period last year, primarily due to increases of $3.5 million in salary and benefits expense, $0.3 million in furniture and equipment expense, and $0.3 million in processing fees expense.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income.  Loan balances held for investment increased by $740.1 million, or 7.0 percent, in 2017.  This increase was primarily driven by an increase of $397.7 million, or 12.6 percent, in commercial real estate loans, $142.2 million, or 3.2 percent, in commercial loans, $110.7 million, or 49.0 percent in asset-based loans, and $90.2 million, or 16.5 percent in residential real estate loans.

Table 10

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31,
	2017	2016	2015	2014	2013
Commercial	$4,553,040	$4,410,806	$4,205,736	$3,814,009	$3,301,503
Asset-based	336,614	225,878	219,244	—	—
Factoring	221,672	139,902	90,686	—	—
Commercial - credit card	172,291	146,735	125,361	115,709	103,270
Real estate - construction	717,849	741,804	416,568	256,006	152,875
Real estate - commercial	3,563,630	3,165,922	2,662,772	1,866,301	1,702,151
Leases	23,967	39,532	41,857	39,090	23,981
Total business-related	9,589,063	8,870,579	7,762,224	6,091,115	5,283,780
Real estate - residential	638,591	548,350	492,227	319,827	289,356
Real estate - HELOC	648,379	711,794	729,963	643,586	566,128
Consumer - credit card	252,697	270,098	291,570	310,296	318,336
Consumer - other	151,783	139,562	154,777	100,970	62,912
Total consumer-related	1,691,450	1,669,804	1,668,537	1,374,679	1,236,732
Loans before allowance and loans held for sale	11,280,513	10,540,383	9,430,761	7,465,794	6,520,512
Allowance for loan losses	(100,604)	(91,649)	(81,143)	(76,140)	(74,751)
Net loans	11,179,909	10,448,734	9,349,618	7,389,654	6,445,761
Loans held for sale	1,460	5,279	589	624	1,357
Net loans and loans held for sale	$11,181,369	$10,454,013	$9,350,207	$7,390,278	$6,447,118

As a % of total loans and loans held for sale
Commercial	40.36%	41.84%	44.60%	51.08%	50.63%
Asset-based	2.98	2.14	2.32	—	—
Factoring	1.96	1.33	0.96	—	—
Commercial - credit card	1.53	1.39	1.33	1.55	1.58
Real estate – construction	6.36	7.03	4.42	3.43	2.34
Real estate – commercial	31.59	30.02	28.23	25.00	26.10
Leases	0.21	0.37	0.44	0.52	0.37
Total business-related	84.99	84.12	82.30	81.58	81.02
Real estate - residential	5.65	5.20	5.22	4.28	4.44
Real estate - HELOC	5.75	6.75	7.74	8.62	8.68
Consumer - credit card	2.24	2.56	3.09	4.16	4.88
Consumer - other	1.35	1.32	1.64	1.35	0.96
Total consumer-related	14.99	15.83	17.69	18.41	18.96
Loans held for sale	0.02	0.05	0.01	0.01	0.02
Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Included in Table 10 is a five-year breakdown of loans by type.  Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 85.0 percent and 84.1 percent of total loans and loans held for sale at the end of 2017 and 2016, respectively.

Commercial loans represent the largest percent of total loans.  Commercial loans at December 31, 2017 have increased $142.2 million, or 3.2 percent, as compared to December 31, 2016, to 40.4 percent of total loans.  Commercial loans represented 41.8 percent of total loans at December 31, 2016.  Despite the Company increasing its capacity to lend through increased commitments during 2017, commercial line utilization has remained low.

As a percentage of total loans, commercial real estate and construction real estate loans now comprise 37.9 percent of total loans compared to 37.1 percent in 2016.  Commercial real estate loans increased $397.7 million, or 12.6 percent, and construction real estate loans decreased $24.0 million, or 3.2 percent, compared to 2016.  Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent.  Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

Asset based loans increased $110.7 million, or 49.0 percent, and represented 3.0 percent of total loans as of December 31, 2017.  Factoring loans increased $81.8 million, or 58.4 percent, and represented 2.0 percent of total loans as of December 31, 2017.

Residential real estate increased $90.2 million, or 16.5 percent, and represented 5.7 percent of total loans.  HELOC loans decreased $63.4 million, or 8.9 percent, and represent 5.8 percent of total loans.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A on page 51 of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments.  Investment securities totaled $7.6 billion as of December 31, 2017 and $7.7 billion as of December 31, 2016 and comprised 37.5 percent and 40.1 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 81.9 percent of the Company’s investment securities portfolio at December 31, 2017, compared to 84.1 percent at year-end 2016.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio decreased from 54.3 months at December 31, 2016 to 51.7 months at December 31, 2017 due to portfolio mix changes. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $5.7 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2017.  Of this amount, securities with a market value of $1.8 billion at December 31, 2017 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.3 billion as of December 31, 2017, an increase of $145.1 million, or 13.0 percent, from December 31, 2016.  The average life of the HTM portfolio was 7.2 years at December 31, 2017, compared to 7.4 years at December 31, 2016.

The securities portfolio generates the Company’s second largest component of interest income.  The AFS and HTM securities portfolios achieved an average yield on a tax-equivalent basis of 2.45 percent for 2017, compared to 2.12 percent in 2016, and 1.95 percent in 2015.  Securities available for sale had a net unrealized loss of $75.4 million at year-end, compared to a net unrealized loss of $92.4 million the preceding year. This market value change primarily reflects the impact of a shorter average life offsetting the impact from rising mid-term market interest rates, as well as relatively unchanged longer-term market interest rates as of December 31, 2017, compared to

December 31, 2016.  These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) in shareholders’ equity, as an unrealized loss of $44.5 million at year-end 2017, compared to an unrealized loss of $57.2 million for 2016. The AFS securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements on page 75 of this document).  The unrealized losses in the Company’s investments in direct obligations of U.S. Treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Included in Tables 11 and 12 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 11

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2017	Amortized Cost	Fair Value
U.S. Treasury	$40,092	$38,643
U.S. Agencies	14,762	14,752
Mortgage-backed	3,719,369	3,649,243
State and political subdivisions	2,546,517	2,542,673
Corporates	13,278	13,266
Total	$6,334,018	$6,258,577

December 31, 2016	Amortized Cost	Fair Value
U.S. Treasury	$95,315	$93,826
U.S. Agencies	198,158	198,177
Mortgage-backed	3,773,090	3,711,699
State and political subdivisions	2,425,155	2,395,757
Corporates	66,997	66,875
Total	$6,558,715	$6,466,334

December 31, 2015	Amortized Cost	Fair Value
U.S. Treasury	$350,354	$349,779
U.S. Agencies	667,414	666,389
Mortgage-backed	3,598,115	3,572,446
State and political subdivisions	2,116,543	2,138,413
Corporates	80,585	79,922
Total	$6,813,011	$6,806,949

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2017	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%	$14,553	1.24%
Due after 1 year through 5 years	29,223	1.21	199	1.46
Due after 5 years through 10 years	9,420	1.48	—	—
Due after 10 years	—	—	—	—
Total	$38,643	1.28%	$14,752	1.24%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2017	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$12,823	2.87%	$260,957	2.06%
Due after 1 year through 5 years	2,541,152	2.08	1,096,967	2.56
Due after 5 years through 10 years	1,057,436	2.27	822,801	2.91
Due after 10 years	37,832	3.17	361,948	3.44
Total	$3,649,243	2.15%	$2,542,673	2.74%

	Corporates
December 31, 2017	Fair Value	Weighted Average Yield
Due in one year or less	$13,266	1.31%
Due after 1 year through 5 years	—	—
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$13,266	1.31%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2016	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$55,240	0.72%	$181,209	0.83%
Due after 1 year through 5 years	29,260	1.21	16,968	1.31
Due after 5 years through 10 years	9,326	1.48	—	—
Due after 10 years	—	—	—	—
Total	$93,826	0.95%	$198,177	0.87%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2016	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$21,906	3.00%	$221,261	1.99%
Due after 1 year through 5 years	2,853,678	2.01	1,035,482	2.46
Due after 5 years through 10 years	812,041	1.98	853,368	2.83
Due after 10 years	24,074	3.18	285,646	3.05
Total	$3,711,699	2.02%	$2,395,757	2.62%

	Corporates
December 31, 2016	Fair Value	Weighted Average Yield
Due in one year or less	$53,205	1.09%
Due after 1 year through 5 years	13,670	1.31
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$66,875	1.13%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2015	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$284,452	0.59%	$416,993	0.60%
Due after 1 year through 5 years	65,327	0.85	246,298	0.92
Due after 5 years through 10 years	—	—	3,098	—
Due after 10 years	—	—	—	—
Total	$349,779	0.64%	$666,389	0.72%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2015	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$43,570	3.30%	$296,543	1.69%
Due after 1 year through 5 years	3,130,350	2.02	894,275	2.46
Due after 5 years through 10 years	381,369	1.99	866,060	2.92
Due after 10 years	17,157	3.28	81,535	3.34
Total	$3,572,446	2.03%	$2,138,413	2.57%

	Corporates
December 31, 2015	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	79,922	1.11
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$79,922	1.11%

Table 12

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2017	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$2,275	$2,254	2.11%
Due after 1 year through 5 years	100,648	100,925	2.61
Due after 5 years through 10 years	372,234	363,123	2.29
Due over 10 years	785,857	741,145	2.65
Total	$1,261,014	$1,207,447	2.54%

December 31, 2016
Due in one year or less	$6,077	$5,135	2.13%
Due after 1 year through 5 years	82,650	83,552	2.66
Due after 5 years through 10 years	341,741	347,574	2.21
Due over 10 years	685,464	669,766	2.59
Total	$1,115,932	$1,106,027	2.48%

December 31, 2015
Due in one year or less	$17,265	$17,893	2.27%
Due after 1 year through 5 years	77,237	80,047	2.28
Due after 5 years through 10 years	370,631	384,117	2.52
Due over 10 years	201,973	209,322	2.00
Total	$667,106	$691,379	2.33%

FEDERAL RESERVE BANK STOCK AND OTHER SECURITIES (in thousands)

	Amortized	Fair
	Cost	Value
2017
FRB and FHLB stock	$33,262	$33,262
Other securities – marketable	3	4,640
Other securities – non-marketable	26,606	27,995
Total Federal Reserve Bank stock and other	$59,871	$65,897

2016
FRB and FHLB stock	$33,262	$33,262
Other securities – marketable	4	9,952
Other securities – non-marketable	24,272	25,092
Total Federal Reserve Bank stock and other	$57,538	$68,306

2015
FRB and FHLB stock	$33,215	$33,215
Other securities – marketable	5	7,164
Other securities – non-marketable	23,855	24,819
Total Federal Reserve Bank stock and other	$57,075	$65,198

Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments.  The fair value of other marketable securities includes alternative investment securities of $4.6 million at December 31, 2017, compared to $10.0 million at December 31, 2016.  The fair value of other non-marketable securities includes the alternative investment securities fair value of $3.4 million and $2.0 million at December 31, 2017 and December 31, 2016, respectively.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs.  The net borrowed position was $6.2 million at December 31, 2017, and $418.9 million at December 31, 2016.

The Bank buys and sells federal funds as agent for non-affiliated banks.  Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $217.1 million in 2017 and $224.8 million in 2016.

At December 31, 2017, the Company held securities purchased under agreements to resell of $186.5 million compared to $323.4 million at December 31, 2016.  The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes.  Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels.  These investments averaged $186.8 million in 2017 and $180.7 million in 2016.

The Company also maintains an active securities trading inventory.  The average holdings in the securities trading inventory in 2017 were $57.0 million, compared to $42.4 million in 2016, and were recorded at market value.  As discussed in “Quantitative and Qualitative Disclosures About Market Risk -- Trading Account” in Part II, Item 7A on page 50, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $1.4 billion as of December 31, 2017 compared to $715.8 million as of December 31, 2016 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions.  The amount due from the FRB totaled $1.3 billion and $641.8 million at December 31, 2017 and 2016, respectively.  The increase in the FRB balance from 2016 to 2017 is primarily due to an increase in public fund and institutional deposit balances.  The interest-bearing accounts held at other financial institutions totaled $28.2 million and $74.0 million at December 31, 2017 and 2016, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base.  In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing businesses in order to attract and retain additional core deposits.  Deposits totaled $18.0 billion at December 31, 2017 and $16.6 billion at December 31, 2016, an increase of $1.5 billion or 8.8 percent. Deposits averaged $15.9 billion in 2017, and $15.3 billion in 2016.

Noninterest-bearing demand deposits averaged $5.9 billion in 2017 and 2016.  These deposits represented 37.2 percent of average deposits in 2017, compared to 38.5 percent in 2016.  The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits.  Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 13

MATURITIES OF TIME DEPOSITS OF $250,000 OR MORE (in thousands)

	December 31,
	2017	2016	2015
Maturing within 3 months	$524,173	$295,395	$300,729
After 3 months but within 6 months	116,491	111,043	26,250
After 6 months but within 12 months	44,986	47,664	55,988
After 12 months	46,624	68,030	100,945
Total	$732,274	$522,132	$483,912

Table 14

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2017	2016	2015
Amount:
Noninterest-bearing demand	$5,936,172	$5,906,021	$5,927,702
Interest-bearing demand and savings	8,819,387	8,267,634	7,010,302
Time deposits under $250,000	373,553	601,383	700,916
Total core deposits	15,129,112	14,775,038	13,638,920
Time deposits of $250,000 or more	809,557	563,703	439,370
Total deposits	$15,938,669	$15,338,741	$14,078,290

As a % of total deposits:
Noninterest-bearing demand	37.24%	38.50%	42.11%
Interest-bearing demand and savings	55.34	53.90	49.79
Time deposits under $250,000	2.34	3.92	4.98
Total core deposits	94.92	96.32	96.88
Time deposits of $250,000 or more	5.08	3.68	3.12
Total deposits	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date.  Securities sold under agreements to repurchase and federal funds purchased totaled $1.3 billion at December 31, 2017, and $1.9 billion at December 31, 2016. These agreements averaged $2.1 billion in 2017 and $2.0 billion in 2016.  The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund, and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  Based on the collateral pledged, the Company had $2.0 billion of borrowing capacity at the FHLB at December 31, 2017.  As of December 31, 2017, the FHLB had issued three letters of credit totaling $300.0 million on behalf of the Company to secure public fund deposits, all of which expired in January 2018.  The letters of credit reduced the Company’s borrowing capacity with the FHLB to $1.7 billion as of December 31, 2017.  The Company had no outstanding advances at FHLB Des Moines as of December 31, 2017.

Table 15

SHORT-TERM BORROWINGS (in thousands)

	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$11,334	1.27%	$419,843	0.50%	$66,855	0.19%
Repurchase agreements	1,249,370	1.10	1,437,094	0.45	1,751,207	0.30
Other	—	—	—	—	5,009	0.98
Total	$1,260,704	1.10%	$1,856,937	0.46%	$1,823,071	0.30%
Average for year:
Federal funds purchased	$879,857	1.37%	$439,062	0.60%	$48,318	0.28%
Repurchase agreements	1,215,254	0.76	1,566,569	0.30	1,542,459	0.11
Other	3	—	3,753	0.72	1,853	0.98
Total	$2,095,114	0.85%	$2,009,384	0.33%	$1,592,630	0.11%
Maximum month-end balance:
Federal funds purchased	$1,737,252		$1,094,017		$269,379
Repurchase agreements	1,475,361		1,815,830		1,907,468
Other	—		—		109,522

Long-term debt totaled $79.3 million at December 31, 2017.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $68.3 million at December 31, 2017.  Interest rates on trust preferred securities are tied to the three-month London Interbank Offered Rate (LIBOR) with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.  For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

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

Total shareholders’ equity was $2.2 billion at December 31, 2017, compared to $2.0 billion at December 31, 2016, an increase of $219.1 million or 11.2 percent.

The Company’s Board of Directors (the Board) authorized, at its April 26, 2017 and April 28, 2016 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve month periods following each of the meetings.  During 2017 and 2016, the Company acquired 217,071 shares and 323,058 shares of its common stock, respectively. The Company has not made any repurchases other than through these plans.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.7 billion as of December 31, 2017.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of December 31, 2017.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles.  The Company's capital position as of December 31, 2017 is summarized in the table below and exceeded regulatory requirements.

For further discussion of capital and liquidity, see the “Quantitative and Qualitative Disclosures about Market Risk – Liquidity Risk” in Item 7A on page 52 of this report.

Table 16

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines.  These guidelines as of December 31, 2017, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$1,460	$—	$—	$1,460
Loans and leases	11,728	41,763	789,301	10,271,012	166,709	11,280,513
Securities available for sale	736,136	5,569,192	15,412	13,278	—	6,334,018
Securities held to maturity	—	30,174	1,230,840	—	—	1,261,014
Federal funds and resell agreements	—	5,135	—	—	—	5,135
Trading securities	18	11,925	27,114	14,998	—	54,055
Cash and due from banks	1,401,107	343,376	—	—	—	1,744,483
All other assets	23,761	17,943	27,302	800,623	—	869,629
Category totals	$2,172,750	$6,019,508	$2,091,429	$11,099,911	$166,709	$21,550,307
Risk-weighted totals	—	1,203,902	1,045,714	11,099,911	250,064	13,599,591
Off-balance-sheet items (3)	—	9,970	17,173	2,088,506	47,187	2,162,836
Total risk-weighted assets	$—	$1,213,872	$1,062,887	$13,188,417	$297,251	$15,762,427

Total
Regulatory Capital
Shareholders’ equity	$2,181,531
Less adjustments (1)	(140,027)
Common equity Tier 1/Tier 1 capital	2,041,504
Additional Tier 2 capital (2)	171,546
Total capital	$2,213,050

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	12.95%
Tier 1 capital to risk-weighted assets	12.95%
Total capital to risk-weighted assets	14.04%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	9.94%

(1)	Adjustments include a portion of goodwill and intangibles as well as unrealized gains/losses on available-for-sale securities.
(2)	Includes the Company’s ALL (inclusive of the reserve for off-balance sheet arrangements) and trust preferred subordinated notes.
(3)	After credit conversion factor and risk weighting is applied.

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8 on pages 82 through 84.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates.  These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet.  Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.  See Table 17 below, as well as Note 14, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 90 and 91 for detailed information and further discussion of these arrangements.  Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 17

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2017, and includes principal payments only.  The Company has no capital leases or long-term purchase obligations.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$1,260,704	$1,260,704	$—	$—	$—
Long-term debt obligations	79,281	1,519	3,574	2,748	71,440
Operating lease obligations	79,028	11,163	21,085	15,561	31,219
Time deposits	1,280,264	1,048,898	191,258	40,108	—
Total	$2,699,277	$2,322,284	$215,917	$58,417	$102,659

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$6,689,467	$2,786,683	$1,327,210	$1,039,850	$1,535,724
Commitments to extend credit under credit card loans	2,975,507	2,975,507	—	—	—
Commercial letters of credit	813	813	—	—	—
Standby letters of credit	316,054	213,611	85,085	17,283	75
Forward contracts	29,007	29,007	—	—	—
Spot foreign exchange contracts	628	628	—	—	—
Total	$10,011,476	$6,006,249	$1,412,295	$1,057,133	$1,535,799

As of December 31, 2017, our total liabilities for unrecognized tax benefits were $3.8 million.  The Company cannot reasonably estimate the timing of the future payments of these liabilities.  Therefore, these liabilities have been excluded from the table above.  See Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, taxes, other contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Under different assumptions or conditions, actual results may differ from the recorded estimates.

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

Goodwill and Other Intangibles

Goodwill is tested for impairment annually as of October 1 and more frequently whenever events or changes in circumstance indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  To test goodwill for impairment, the Company performs a qualitative assessment of each reporting unit.  If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the quantitative impairment test is not required.  Otherwise, the Company compares the fair value of its reporting units to their carrying amounts to determine if impairment exists and the amount of impairment loss.  An impairment loss is measured as the excess of the carrying value of a reporting unit’s goodwill over its fair value.  As a result of such impairment analysis, the Company did not recognize an impairment charge in 2017.

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

Income Taxes

The Company records a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. Although the Company believes its assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in the consolidated financial statements.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. The Company estimated its provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing and as a result have recorded $3.0 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

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

Fair Value Measurements

Fair value is measured in accordance with GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Valuation techniques used to measure fair value include the market approach, income approach and cost approach.  The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities.  The income approach involves discounting future amounts to a single present amount and is based on current market expectations about those future amounts.  The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

Table 18 shows the net interest income percentage increase or decrease over the next twelve and twenty-four month periods as of December 31, 2017 and 2016 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 18

MARKET RISK

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	1.3%	2.2%	7.1%	7.8%
200	0.1	1.2	3.7	5.0
100	(1.1)	0.2	0.2	2.1
Static	—	—	—	—
(100)	(1.5)	N/A	(6.0)	N/A

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	6.1%	7.3%	10.5%	11.7%
200	3.3	4.6	5.9	7.6
100	0.5	2.0	1.4	3.5
Static	—	—	—	—
(100)	(5.3)	N/A	(9.3)	N/A

The Company is positioned relatively neutral to changes in interest rates.  Net interest income is predicted to increase in 200 and 300 bps point scenarios and decrease in 100 bps up and 100 bps down scenarios. The increase in net interest income in rising rate scenarios is due to yields on earning assets increasing more due to changes in market rates than the cost of paying liabilities is projected to increase.  The decrease in net interest income in year one of the 100 bps scenario is due to liability cost increases outpacing due to changes in market rates earning asset yield increases. Net interest income in the down 100 bps scenario is lower due to earning asset yields decreasing more relative to changes in market rates than liability expense. The Company’s ability to price deposits in a rising rate environment consistent with our history is a key assumption in these scenarios.

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

Table 19 is a static gap analysis, which presents the Company’s assets and liabilities, based on their repricing or maturity characteristics and reflecting principal amortization.  Table 20 presents the break-out of fixed and variable rate loans by repricing or maturity characteristics for each loan class.

Table 19

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2017 Earning assets
Loans	$6,453.6	$466.8	$701.5	$7,621.9	$2,852.8	$807.3	$11,282.0
Securities	387.9	279.4	460.8	1,128.1	3,613.4	2,844.0	7,585.5
Federal funds sold and resell agreements	191.6	—	—	191.6	—	—	191.6
Other	1,405.0	0.8	—	1,405.8	—	—	1,405.8
Total earning assets	$8,438.1	$747.0	$1,162.3	$10,347.4	$6,466.2	$3,651.3	$20,464.9
% of total earning assets	41.2%	3.7%	5.7%	50.6%	31.6%	17.8%	100.0%
Funding sources
Interest-bearing demand and savings	$1,854.0	$1,390.4	$2,780.7	$6,025.1	$316.6	$3,561.9	$9,903.6
Time deposits	639.6	215.6	193.7	1,048.9	216.0	15.4	1,280.3
Federal funds purchased and repurchase agreements	1,260.7	—	—	1,260.7	—	—	1,260.7
Borrowed funds	68.3	—	0.2	68.5	2.4	8.4	79.3
Noninterest-bearing sources	4,775.9	93.8	173.2	5,042.9	472.7	2,425.4	7,941.0
Total funding sources	$8,598.5	$1,699.8	$3,147.8	$13,446.1	$1,007.7	$6,011.1	$20,464.9
% of total earning assets	42.0%	8.3%	15.4%	65.7%	4.9%	29.4%	100.0%
Interest sensitivity gap	$(160.4)	$(952.8)	$(1,985.5)	$(3,098.7)	$5,458.5	$(2,359.8)
Cumulative gap	(160.4)	(1,113.2)	(3,098.7)	(3,098.7)	2,359.8	—
As a % of total earning assets	(0.8)%	(5.4)%	(15.1)%	(15.1)%	11.6%	—%
Ratio of earning assets to funding sources	0.98	0.44	0.37	0.77	6.42	0.61
Cumulative ratio of earning assets to funding sources
2017	0.98	0.89	0.77	0.77	1.16	1.00
2016	0.88	0.83	0.74	0.74	1.11	1.00

Table 20

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2017 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial	$3,097,719	$75,728	$2,560	$3,176,007
Asset-based	334,979	—	—	334,979
Factoring	217,649	—	—	217,649
Commercial – Credit Card	172,291	—	—	172,291
Real Estate – Construction	649,782	12,167	691	662,640
Real Estate – Commercial	1,087,408	151,590	19,950	1,258,948
Real Estate – Residential	24,965	98,106	34,884	157,955
Real Estate – HELOC	427,717	213,349	393	641,459
Consumer – Credit Card	(174,384)	—	—	(174,384)
Consumer – Other	91,294	8	—	91,302
Leases	23,967	—	—	23,967
Total variable rate loans	5,953,387	550,948	58,478	6,562,813

Fixed Rate
Commercial	445,495	860,174	71,364	1,377,033
Asset-based	(1,821)	3,456	—	1,635
Factoring	4,023	—	—	4,023
Commercial – Credit Card	—	—	—	—
Real Estate – Construction	14,932	23,758	16,519	55,209
Real Estate – Commercial	673,758	1,243,029	387,895	2,304,682
Real Estate – Residential	65,516	146,041	270,539	482,096
Real Estate – HELOC	4,068	1,878	974	6,920
Consumer – Credit Card	427,044	37	—	427,081
Consumer – Other	35,485	23,494	1,502	60,481
Leases	—	—	—	—
Total fixed rate loans	1,668,500	2,301,867	748,793	4,719,160
Total loans and loans held for sale	$7,621,887	$2,852,815	$807,271	$11,281,973

Trading Account

The Bank carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.  This account had a balance of $54.1 million as of December 31, 2017, compared to $39.5 million as of December 31, 2016.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading.  The discussion in Table 19 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $11.1 million to $59.1 million at December 31, 2017, compared to December 31, 2016.  This decrease was primarily driven by the migration of two non-energy commercial credits during the third quarter of 2016.  There was an immaterial amount of interest recognized on nonperforming loans during 2017, 2016, and 2015.

The Company had $1.5 million and $0.2 million of other real estate owned as of December 31, 2017 and 2016, respectively.  Loans past due more than 90 days totaled $3.1 million as of December 31, 2017, compared to $3.4 million as of December 31, 2016.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $41.0 million of restructured loans at December 31, 2017 and $52.5 million at December 31, 2016.

Table 21

LOAN QUALITY (in thousands)

	December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans	$37,731	$41,765	$45,589	$18,660	$19,305
Restructured loans on nonaccrual	21,411	28,494	15,563	8,722	11,401
Total non-performing loans	59,142	70,259	61,152	27,382	30,706
Other real estate owned	1,501	194	3,307	394	1,288
Total non-performing assets	$60,643	$70,453	$64,459	$27,776	$31,994

Loans past due 90 days or more	$3,091	$3,365	$7,324	$3,830	$3,218
Restructured loans accruing	19,603	24,013	21,029	583	665
Allowance for loans losses	100,604	91,649	81,143	76,140	74,751
Ratios
Non-performing loans as a % of loans	0.52%	0.67%	0.65%	0.37%	0.49%
Non-performing assets as a % of loans plus other real estate owned	0.54	0.67	0.68	0.37	0.49
Non-performing assets as a % of total assets	0.28	0.34	0.34	0.16	0.19
Loans past due 90 days or more as a % of loans	0.03	0.03	0.08	0.05	0.05
Allowance for Loan Losses as a % of loans	0.89	0.87	0.86	1.02	1.15
Allowance for Loan Losses as a multiple of non-performing loans	1.70x	1.30x	1.33x	2.78x	2.43x

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

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At December 31, 2017, $5.7 billion, or 91.3 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 88.6 percent, at December 31, 2016.  However of these amounts, securities with a market value of $1.8 billion at both December 31, 2017 and December 31, 2016, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at December 31, 2017 was $10.0 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at December 31, 2017.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company has access to borrow up to $1.7 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of December 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

UMB Financial Corporation and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its  operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Kansas City, Missouri
February 22, 2018

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Loans	$11,280,513	$10,540,383
Allowance for loan losses	(100,604)	(91,649)
Net loans	11,179,909	10,448,734
Loans held for sale	1,460	5,279
Securities:
Available for sale	6,258,577	6,466,334
Held to maturity (fair value of $1,207,447 and $1,106,027, respectively)	1,261,014	1,115,932
Trading securities	54,055	39,536
Other securities	65,897	68,306
Total investment securities	7,639,543	7,690,108
Federal funds sold and securities purchased under agreements to resell	191,601	324,327
Interest-bearing due from banks	1,351,760	715,823
Cash and due from banks	392,723	422,117
Premises and equipment, net	275,942	289,007
Accrued income	98,863	99,045
Goodwill	180,867	180,867
Other intangibles, net	20,257	26,630
Other assets	438,658	425,205
Discontinued Assets	—	55,390
Total assets	$21,771,583	$20,682,532
LIABILITIES
Deposits:
Noninterest-bearing demand	$6,839,171	$6,654,584
Interest-bearing demand and savings	9,903,565	8,780,309
Time deposits under $250,000	547,990	613,589
Time deposits of $250,000 or more	732,274	522,132
Total deposits	18,023,000	16,570,614
Federal funds purchased and repurchase agreements	1,260,704	1,856,937
Long-term debt	79,281	76,772
Accrued expenses and taxes	191,464	172,967
Other liabilities	35,603	42,858
Total liabilities	19,590,052	18,720,148
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized, 55,056,730 shares issued and 49,894,990 and 49,673,056 shares outstanding, respectively	55,057	55,057
Capital surplus	1,046,095	1,033,419
Retained earnings	1,338,110	1,142,887
Accumulated other comprehensive loss, net	(45,525)	(57,542)
Treasury stock, 5,161,740 and 5,383,674 shares, at cost, respectively	(212,206)	(211,437)
Total shareholders' equity	2,181,531	1,962,384
Total liabilities and shareholders' equity	$21,771,583	$20,682,532

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
INTEREST INCOME
Loans	$461,301	$386,274	$308,325
Securities:
Taxable interest	73,125	73,560	75,327
Tax-exempt interest	73,419	57,516	43,598
Total securities income	146,544	131,076	118,925
Federal funds and resell agreements	3,700	2,708	697
Interest-bearing due from banks	3,871	2,341	2,356
Trading securities	1,496	632	378
Total interest income	616,912	523,031	430,681
INTEREST EXPENSE
Deposits	36,354	17,936	14,269
Federal funds and repurchase agreements	17,906	6,524	1,785
Other	3,739	3,248	2,560
Total interest expense	57,999	27,708	18,614
Net interest income	558,913	495,323	412,067
Provision for loan losses	41,000	32,500	15,500
Net interest income after provision for loan losses	517,913	462,823	396,567
NONINTEREST INCOME
Trust and securities processing	176,646	166,315	166,261
Trading and investment banking	23,183	21,422	20,218
Service charges on deposit accounts	87,680	86,662	86,460
Insurance fees and commissions	1,972	4,188	2,530
Brokerage fees	23,208	17,833	11,753
Bankcard fees	73,030	68,749	69,211
Gains on sales of securities available for sale, net	4,192	8,509	10,402
Equity (losses) earnings on alternative investments	(1,108)	2,695	(12,188)
Other	34,759	26,138	16,012
Total noninterest income	423,562	402,511	370,659
NONINTEREST EXPENSE
Salaries and employee benefits	413,830	390,059	367,606
Occupancy, net	44,462	44,255	43,274
Equipment	72,008	66,337	62,571
Supplies and services	17,173	18,535	17,988
Marketing and business development	21,469	21,208	21,996
Processing fees	42,331	36,005	36,149
Legal and consulting	23,406	20,801	26,186
Bankcard	19,471	20,757	20,288
Amortization of other intangible assets	7,326	8,695	8,171
Regulatory fees	15,527	14,178	12,125
Other	28,126	25,915	22,584
Total noninterest expense	705,129	666,745	638,938
Income before income taxes	236,346	198,589	128,288
Income tax expense	53,370	44,955	31,730
Income from continuing operations	182,976	153,634	96,558
Discontinued Operations
Income from discontinued operations before taxes	101,226	8,415	30,997
Income tax expense	37,097	3,248	11,482
Income from discontinued operations	64,129	5,167	19,515
NET INCOME	$247,105	$158,801	$116,073

PER SHARE DATA
Basic:
Income from continuing operations	$3.72	$3.15	$2.05
Income from discontinued operations	1.30	0.10	0.41
Net income – basic	5.02	3.25	2.46
Diluted:
Income from continuing operations	3.67	3.12	2.03
Income from discontinued operations	1.29	0.10	0.41
Net income - diluted	4.96	3.22	2.44
Weighted average shares outstanding – basic	49,223,661	48,828,313	47,126,252
Weighted average shares outstanding – diluted	49,839,290	49,277,055	47,579,334

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$247,105	$158,801	$116,073
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Change in unrealized holding gains (losses), net	21,139	(77,794)	(13,393)
Less: Reclassifications adjustment for net gains included in net income	(4,192)	(8,509)	(10,402)
Change in unrealized gains (losses) on securities during the period	16,947	(86,303)	(23,795)
Change in unrealized losses on derivative hedges	(1,050)	(516)	(10)
Income tax (expense) benefit	(3,880)	32,995	9,081
Other comprehensive income (loss)	12,017	(53,824)	(14,724)
Comprehensive income	$259,122	$104,977	$101,349

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2015	$55,057	$894,602	$963,911	$11,006	$(280,818)	$1,643,758
Total comprehensive income			116,073	(14,724)	—	101,349
Dividends ($0.95 per share)	—	—	(45,994)	—	—	(45,994)
Purchase of treasury stock	—	—	—	—	(8,457)	(8,457)
Issuance of equity awards	—	(3,278)	—	—	3,737	459
Recognition of equity based compensation	—	10,292	—	—	—	10,292
Net tax benefit related to equity compensation plans	—	944	—	—	—	944
Sale of treasury stock	—	611	—	—	445	1,056
Exercise of stock options	—	4,083	—	—	6,467	10,550
Common stock issuance for acquisition	—	112,635	—	—	67,102	179,737
Balance December 31, 2015	$55,057	$1,019,889	$1,033,990	$(3,718)	$(211,524)	$1,893,694
Total comprehensive income	—	—	158,801	(53,824)	—	104,977
Dividends ($0.99 per share)	—	—	(49,048)	—	—	(49,048)
Purchase of treasury stock	—	—	—	—	(16,367)	(16,367)
Issuance of equity awards	—	(3,011)	—	—	3,440	429
Recognition of equity based compensation	—	11,306	—	—	—	11,306
Sale of treasury stock	—	480	—	—	616	1,096
Exercise of stock options	—	3,417	—	—	12,398	15,815
Cumulative effect adjustment (1)	—	1,338	(856)	—	—	482
Balance December 31, 2016	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384
Total comprehensive income	—	—	247,105	12,017	—	259,122
Dividends ($1.04 per share)	—	—	(51,882)	—	—	(51,882)
Purchase of treasury stock	—	—	—	—	(15,276)	(15,276)
Issuance of equity awards	—	(2,871)	—	—	3,343	472
Recognition of equity based compensation	—	12,844	—	—	—	12,844
Sale of treasury stock	—	608	—	—	512	1,120
Exercise of stock options	—	2,095	—	—	10,652	12,747
Balance December 31, 2017	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531

(1)	Related to the adoption of Accounting Standards Update No. 2016-09. See Note 2, New Accounting Pronouncements, for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$247,105	$158,801	$116,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	41,000	32,500	15,500
Net accretion of premiums and discounts from acquisition	(1,906)	(2,303)	(2,727)
Depreciation and amortization	54,875	54,556	52,751
Deferred income tax expense (benefit)	59,738	2,756	(4,848)
Net (increase) decrease in trading securities and other earning assets	(10,805)	(12,420)	10,258
Gains on sales of securities available for sale, net	(4,192)	(8,509)	(10,402)
Gains on sales of assets	(103,346)	(762)	(98)
Amortization of securities premiums, net of discount accretion	48,101	54,467	57,301
Originations of loans held for sale	(65,163)	(92,438)	(96,324)
Gains on sales of loans held for sale, net	(1,561)	(1,774)	(1,331)
Proceeds from sales of loans held for sale	70,543	89,522	97,690
Equity based compensation	13,316	11,735	10,751
Net tax benefit related to equity compensation plans	3,612	1,073	944
Changes in:
Accrued income	(9,201)	(8,918)	(7,075)
Accrued expenses and taxes	(40,806)	14,112	(4,503)
Other assets and liabilities, net	25,216	4,042	(22,055)
Net cash provided by operating activities	326,526	296,440	211,905
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	87,595	48,539	59,775
Proceeds from sales of securities available for sale	578,517	951,264	946,045
Proceeds from maturities of securities available for sale	1,198,834	1,792,357	1,200,178
Purchases of securities held to maturity	(236,832)	(500,682)	(451,350)
Purchases of securities available for sale	(1,585,395)	(2,546,028)	(1,923,747)
Net increase in loans	(770,727)	(1,129,026)	(988,434)
Net decrease (increase) in fed funds sold and resell agreements	132,726	(150,700)	(45,190)
Net cash activity from acquisitions and divestitures	164,561	—	95,351
Net decrease in interest bearing balances due from other financial institutions	45,752	88,009	34,473
Purchases of premises and equipment	(36,447)	(50,841)	(53,760)
Proceeds from sales of premises and equipment	3,037	1,760	1,069
Purchases of bank-owned and company-owned life insurance	(62,800)	(7,095)	(204,647)
Proceeds from bank-owned life insurance death benefit	2,601	—	—
Net cash used in investing activities	(478,578)	(1,502,443)	(1,330,237)
FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,307,843	1,598,026	894,667
Net increase (decrease) in time deposits	144,543	(119,315)	(352,622)
Net (decrease) increase in fed funds purchased and repurchase agreements	(596,233)	38,875	(207,070)
Net decrease in short-term debt	—	(5,000)	(112,133)
Proceeds from long-term debt	3,003	1,500	2,500
Repayment of long-term debt	(1,524)	(11,703)	(10,816)
Payment of contingent consideration on acquisitions	—	(3,031)	(21,494)
Cash dividends paid	(51,876)	(49,038)	(45,967)
Proceeds from exercise of stock options and sales of treasury shares	13,867	16,911	11,606
Purchases of treasury stock	(15,276)	(16,367)	(8,457)
Net cash provided by financing activities	804,347	1,450,858	150,214
Increase (decrease) in cash and cash equivalents	652,295	244,855	(968,118)
Cash and cash equivalents at beginning of year	1,063,967	819,112	1,787,230
Cash and cash equivalents at end of year	$1,716,262	$1,063,967	$819,112
Supplemental disclosures:
Income taxes paid	$45,749	$44,076	$47,086
Total interest paid	56,820	27,999	17,812
Transactions related to Marquette acquisition
Assets acquired	—	—	1,312,174
Liabilities assumed	—	—	1,151,025

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

Cash and cash equivalents

Cash and cash equivalents include Cash and due from banks and amounts due from the FRB.  Cash on hand, cash items in the process of collection, and amounts due from correspondent banks are included in Cash and due from banks.  Amounts due from the FRB are interest-bearing for all periods presented and are included in the Interest-bearing due from banks line on the Company’s Consolidated Balance Sheets.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Due from the FRB	$1,323,539	$641,850
Cash and due from banks	392,723	422,117
Cash and cash equivalents at end of year	$1,716,262	$1,063,967

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $28.2 million and $74.0 million at December 31, 2017 and 2016, respectively.

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

Goodwill and Other Intangibles

Goodwill is tested for impairment annually and more frequently whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.  To test goodwill for impairment, the Company performs a qualitative assessment of each reporting unit.  If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the quantitative impairment test is not required.  Otherwise, the Company compares the fair value of its reporting units to their carrying amounts to determine if an impairment exists and the amount of impairment loss.  An impairment loss is measured as the excess of the carrying value of a reporting unit’s goodwill over its fair value.  As a result of such impairment analysis, the Company has not recognized an impairment charge.

No goodwill impairments were recognized in 2017, 2016, or 2015.  Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate.   No intangible asset impairments were recognized in 2017, 2016, or 2015.  The Company does not have any indefinite lived intangible assets.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight line method.  Premises are depreciated over 15 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years.  Gains and losses from the sale of Premises and equipment are included in Other noninterest income and Other noninterest expense, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value.  If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value.  No impairments were recognized in 2017, 2016, or 2015.

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

The Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-

than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely-than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstance and information available at the balance sheet date.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense.  Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets.  For the year ended December 31, 2017, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, four of the Company’s derivatives are designated in qualifying hedging relationships.  However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives are recognized directly in earnings.  Changes in fair value of the Company’s fair value hedges are recognized directly in earnings. The effective portion of changes in fair value of the Company’s cash flow hedges are recognized in AOCI.  The ineffective portion of changes in fair value of the cash flow hedges is recognized directly in earnings.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted year-to-date income per share includes the dilutive effect of 615,629, 448,742, and 453,082 shares issuable upon the exercise of stock options and nonvested restricted shares granted by the Company that were outstanding at December 31, 2017, 2016, and 2015, respectively.

Options issued under employee benefit plans to purchase 149,413, 390,503, and 455,998 shares of common stock were outstanding at December 31, 2017, 2016, and 2015, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Accounting for Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.  The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or an observed market price, if such a price exists.  Such cost is generally recognized over the vesting period during which an employee is required to provide service in exchange for the award and, in some cases, when performance metrics are met. The Company accounts for forfeitures of stock-based compensation on an actual basis as they occur.

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

Equity-Based Compensation In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendment requires different transition methods for various components of the standard. The amendments in this update were effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption was permitted.

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

Statement of Cash Flows In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Receipts and Cash Payments.”  This amendment adds to and clarifies existing guidance regarding the classification of certain cash receipts and payments in the statement of cash flows with the intent of reducing diversity in practice with respect to eight types of cash flows.  The amendments in this update require full retrospective adoption and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Statement of Cash Flows.

Goodwill and Other Intangibles In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The amendment eliminates Step 2 from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative test and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update were adopted on October 1, 2017. The adoption of this accounting pronouncement had no impact on the Company’s Consolidated Financial Statements.

Derivatives and Hedging In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.  The standard requires the modified retrospective transition approach as of the date of adoption.  The Company plans to early adopt ASU 2017-12 as of January 1, 2018.  While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on the Consolidated Financial Statements.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$11,216	$672	$38,644	$50,532	$4,502,508	$4,553,040
Asset-based	—	—	—	—	336,614	336,614
Factoring	—	—	—	—	221,672	221,672
Commercial – credit card	387	79	—	466	171,825	172,291
Real estate:
Real estate – construction	6,666	243	93	7,002	710,847	717,849
Real estate – commercial	832	—	16,115	16,947	3,546,683	3,563,630
Real estate – residential	791	—	929	1,720	636,871	638,591
Real estate – HELOC	1,254	—	3,013	4,267	644,112	648,379
Consumer:
Consumer – credit card	2,155	2,057	312	4,524	248,173	252,697
Consumer – other	835	40	36	911	150,872	151,783
Leases	—	—	—	—	23,967	23,967
Total loans	$24,136	$3,091	$59,142	$86,369	$11,194,144	$11,280,513

	December 31, 2016
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	PCI Loans	Current	Total Loans
Commercial:
Commercial	$3,285	$49	$35,777	$39,111	$—	$4,371,695	$4,410,806
Asset-based	—	—	—	—	—	225,878	225,878
Factoring	—	—	—	—	—	139,902	139,902
Commercial – credit card	612	10	8	630	—	146,105	146,735
Real estate:
Real estate – construction	3	—	181	184	—	741,620	741,804
Real estate – commercial	1,303	1,004	16,423	18,730		3,147,192	3,165,922
Real estate – residential	1,034	6	1,344	2,384	—	545,966	548,350
Real estate – HELOC	588	—	4,736	5,324	—	706,470	711,794
Consumer:
Consumer – credit card	2,228	2,115	475	4,818	—	265,280	270,098
Consumer – other	1,061	181	11,315	12,557	800	126,205	139,562
Leases	—	—	—	—	—	39,532	39,532
Total loans	$10,114	$3,365	$70,259	$83,738	$800	$10,455,845	$10,540,383

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment.  Non-accrual loans include troubled debt restructurings on non-accrual status.  Loan delinquency for all loans is shown in the tables above at December 31, 2017 and December 31, 2016, respectively.

The Company had total PCI loans from its acquisition of Marquette of $800 thousand as of December 31, 2016. The PCI loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality. All of the PCI loans were considered to be performing based on payment activity as of December 31, 2016. Of this amount, $713 thousand were current with their payment terms and $87 thousand were between 30-89 days past due.

The Company sold residential real estate loans with proceeds of $70.5 million, $89.5 million, and $97.7 million in the secondary market without recourse during the periods ended December 31, 2017, 2016, and 2015, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $59.1 million and $70.3 million at December 31, 2017 and 2016, respectively.  Restructured loans totaled $41.0 million and $52.5 million at December 31, 2017 and 2016, respectively.  Loans 90 days past due and still accruing interest amounted to $3.1 million and $3.4 million at December 31, 2017 and 2016, respectively. There was an immaterial amount of interest recognized on impaired loans during 2017, 2016, and 2015.

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

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality, at December 31, 2017 and December 31, 2016 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

Originated and Non-PCI Loans

	Commercial		Asset-based		Factoring
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Non-watch list	$4,048,238	$4,043,704	$306,899	$198,695	$220,795	$139,358
Watch	162,788	99,815	—	—	—	—
Special Mention	106,638	32,240	29,715	24,809	47	129
Substandard	235,376	235,047	—	2,374	830	415
Total	$4,553,040	$4,410,806	$336,614	$225,878	$221,672	$139,902

	Real estate – construction		Real estate – commercial
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Non-watch list	$716,830	$741,022	$3,434,982	$3,071,804
Watch	631	149	50,715	43,015
Special Mention	—	—	35,940	5,140
Substandard	388	633	41,993	45,963
Total	$717,849	$741,804	$3,563,630	$3,165,922

Credit Exposure

Credit Risk Profile Based on Payment Activity

Originated and Non-PCI Loans

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Performing	$172,291	$146,727	$637,662	$547,006	$645,366	$707,058
Non-performing	—	8	929	1,344	3,013	4,736
Total	$172,291	$146,735	$638,591	$548,350	$648,379	$711,794

	Consumer – credit card		Consumer – other		Leases
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Performing	$252,385	$269,623	$151,747	$127,447	$23,967	$39,532
Non-performing	312	475	36	11,315	—	—
Total	$252,697	$270,098	$151,783	$138,762	$23,967	$39,532

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2017 (in thousands):

	Year Ended December 31, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$71,657	$10,569	$9,311	$112	$91,649
Charge-offs	(27,985)	(992)	(9,629)	—	(38,606)
Recoveries	3,522	966	2,073	—	6,561
Provision	33,962	(1,231)	8,328	(59)	41,000
Ending Balance	$81,156	$9,312	$10,083	$53	$100,604
Ending Balance: individually evaluated for impairment	$6,605	$78	$—	$—	$6,683
Ending Balance: collectively evaluated for impairment	74,551	9,234	10,083	53	93,921
Loans:
Ending Balance: loans	$5,283,617	$5,568,449	$404,480	$23,967	$11,280,513
Ending Balance: individually evaluated for impairment	61,820	12,956	—	—	74,776
Ending Balance: collectively evaluated for impairment	5,221,797	5,555,493	404,480	23,967	11,205,737

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$63,847	$8,220	$8,949	$127	$81,143
Charge-offs	(12,788)	(6,756)	(9,279)	—	(28,823)
Recoveries	3,596	985	2,248	—	6,829
Provision	17,002	8,120	7,393	(15)	32,500
Ending Balance	$71,657	$10,569	$9,311	$112	$91,649
Ending Balance: individually evaluated for impairment	$7,866	$68	$—	$—	$7,934
Ending Balance: collectively evaluated for impairment	63,791	10,501	9,311	112	83,715
Ending Balance: PCI Loans	—	—	—	—	—
Loans:
Ending Balance: loans	$4,923,321	$5,167,870	$409,660	$39,532	$10,540,383
Ending Balance: individually evaluated for impairment	74,351	13,314	—	—	87,665
Ending Balance: collectively evaluated for impairment	4,848,970	5,154,556	408,860	39,532	10,451,918
Ending Balance: PCI Loans	—	—	800	—	800

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$55,349	$10,725	$9,921	$145	$76,140
Charge-offs	(5,239)	(214)	(9,658)	—	(15,111)
Recoveries	1,824	321	2,469	—	4,614
Provision	11,913	(2,612)	6,217	(18)	15,500
Ending Balance	$63,847	$8,220	$8,949	$127	$81,143
Ending Balance: individually evaluated for impairment	$5,668	$196	$—	$—	$5,864
Ending Balance: collectively evaluated for impairment	58,179	8,024	8,949	127	75,279
Ending Balance: PCI Loans	—	—	—	—	—
Loans:
Ending Balance: loans	$4,641,027	$4,301,530	$446,347	$41,857	$9,430,761
Ending Balance: individually evaluated for impairment	68,004	7,747	2,574	—	78,325
Ending Balance: collectively evaluated for impairment	4,573,023	4,292,728	441,772	41,857	9,349,380
Ending Balance: PCI Loans	—	1,055	2,001	—	3,056

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2017 (in thousands):

	As of December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$84,749	$44,525	$16,465	$60,990	$6,299	$65,385
Asset-based	—	—	—	—	—	—
Factoring	830	—	830	830	306	207
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	108	93	—	93	—	148
Real estate – commercial	16,284	7,968	4,477	12,445	3	10,506
Real estate – residential	427	321	97	418	75	221
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	8
Leases	—	—	—	—	—	—
Total	$102,398	$52,907	$21,869	$74,776	$6,683	$76,475

This table provides an analysis of impaired loans by class for the year ended December 31, 2016 (in thousands):

	As of December 31, 2016
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$80,405	$43,260	$31,091	$74,351	$7,866	$69,776
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	510	181	113	294	68	405
Real estate – commercial	18,107	12,303	487	12,790	—	8,956
Real estate – residential	231	230	—	230	—	520
Real estate – HELOC	—	—	—	—	—	79
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	1,981
Leases	—	—	—	—	—	—
Total	$99,253	$55,974	$31,691	$87,665	$7,934	$81,717

This table provides an analysis of impaired loans by class for the year ended December 31, 2015 (in thousands):

	As of December 31, 2015
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$72,739	$40,648	$27,356	$68,004	$5,668	$41,394
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	—
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	782	331	118	449	42	802
Real estate – commercial	7,117	4,891	1,275	6,166	154	7,768
Real estate – residential	1,054	939	—	939	—	1,433
Real estate – HELOC	214	193	—	193	—	162
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	2,574	2,574	—	2,574	—	1,795
Leases	—	—	—	—	—	—
Total	$84,480	$49,576	$28,749	$78,325	$5,864	$53,354

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

The Company had $3.1 million and $0.8 million in commitments to lend to borrowers with loan modifications classified as TDRs as of December 31, 2017 and December 31, 2016, respectively. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.  During the year ended December 31, 2017, there were no TDRs with payment defaults. There was an immaterial amount of interest recognized on loans classified as TDRs during 2017 and 2016.

For the year ended December 31, 2017, the Company had one residential real estate TDR with a pre-modification loan balance of $97 thousand and a post-modification loan balance of $98 thousand, and one commercial TDR with a pre- and post-modification loan balance of $7.2 million. For the year ended December 31, 2016, the Company had three commercial TDRs with pre- and post-modification balances totaling $24.8 million.

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2017 and 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2017	Cost	Gains	Losses	Value
U.S. Treasury	$40,092	$—	$(1,449)	$38,643
U.S. Agencies	14,762	—	(10)	14,752
Mortgage-backed	3,719,369	1,914	(72,040)	3,649,243
State and political subdivisions	2,546,517	11,965	(15,809)	2,542,673
Corporates	13,278	—	(12)	13,266
Total	$6,334,018	$13,879	$(89,320)	$6,258,577

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
U.S. Treasury	$95,315	$37	$(1,526)	$93,826
U.S. Agencies	198,158	67	(48)	198,177
Mortgage-backed	3,773,090	7,069	(68,460)	3,711,699
State and political subdivisions	2,425,155	7,391	(36,789)	2,395,757
Corporates	66,997	5	(127)	66,875
Total	$6,558,715	$14,569	$(106,950)	$6,466,334

The following table presents contractual maturity information for securities available for sale at December 31, 2017 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$288,991	$288,776
Due after 1 year through 5 years	1,128,445	1,126,389
Due after 5 years through 10 years	834,047	832,221
Due after 10 years	363,166	361,948
Total	2,614,649	2,609,334
Mortgage-backed securities	3,719,369	3,649,243
Total securities available for sale	$6,334,018	$6,258,577

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $578.5 million, $951.3 million, and $946.0 million for 2017, 2016, and 2015, respectively.  Securities transactions resulted in gross realized gains of $4.2 million for 2017, $8.5 million for 2016, and $10.5 million for 2015.  The gross realized losses were $10 thousand for 2017, $1 thousand for 2016, and $100 thousand for 2015.

Securities available for sale with a fair value of $5.7 billion at both December 31, 2017 and December 31, 2016, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements.  Of this amount, securities with a fair value of $1.8 billion at both December 31, 2017 and December 31, 2016 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016 (in thousands).

	Less than 12 months		12 months or more		Total
2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$9,851	$(64)	$28,792	$(1,385)	$38,643	$(1,449)
U.S. Agencies	14,553	(10)	—	—	14,553	(10)
Mortgage-backed	1,990,006	(19,980)	1,562,333	(52,060)	3,552,339	(72,040)
State and political subdivisions	1,076,930	(7,325)	376,560	(8,484)	1,453,490	(15,809)
Corporates	13,266	(12)	—	—	13,266	(12)
Total temporarily-impaired debt securities available for sale	$3,104,606	$(27,391)	$1,967,685	$(61,929)	$5,072,291	$(89,320)

	Less than 12 months		12 months or more		Total
2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$48,678	$(1,526)	$—	$—	$48,678	$(1,526)
U.S. Agencies	103,979	(34)	9,989	(14)	113,968	(48)
Mortgage-backed	2,735,868	(55,035)	269,637	(13,425)	3,005,505	(68,460)
State and political subdivisions	1,748,922	(36,639)	8,565	(150)	1,757,487	(36,789)
Corporates	41,966	(90)	17,982	(37)	59,948	(127)
Total temporarily-impaired debt securities available for sale	$4,679,413	$(93,324)	$306,173	$(13,626)	$4,985,586	$(106,950)

The unrealized losses in the Company’s investments in U.S. treasury obligations, U.S. government agencies, GSE mortgage-backed securities, municipal securities, and corporates were caused by changes in the interest rate environment.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at December 31, 2017 and net unrealized gains, aggregated by maturity category, at December 31, 2016, respectively (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2017	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$2,275	$3	$(24)	$2,254
Due after 1 year through 5 years	100,648	3,111	(2,834)	100,925
Due after 5 years through 10 years	372,234	5,006	(14,117)	363,123
Due after 10 years	785,857	6,952	(51,664)	741,145
Total state and political subdivisions	$1,261,014	$15,072	$(68,639)	$1,207,447

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$6,077	$5	$(947)	$5,135
Due after 1 year through 5 years	82,650	2,376	(1,474)	83,552
Due after 5 years through 10 years	341,741	8,854	(3,021)	347,574
Due after 10 years	685,464	15,717	(31,415)	669,766
Total state and political subdivisions	$1,115,932	$26,952	$(36,857)	$1,106,027

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2017, 2016, or 2015.

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are subject to a risk-ranking process similar to the Company’s loan portfolio and evaluated for impairment if deemed necessary.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired as of December 31, 2017.

Trading Securities

The net unrealized gains on trading securities at December 31, 2017, 2016, and 2015 were $188 thousand, $233 thousand, and $8 thousand, respectively.  Net unrealized gains/losses are included in trading and investment banking income on the Consolidated Statements of Income.

Other Securities

The table below provides detailed information for Federal Reserve Bank stock and Federal Home Loan Bank stock and other securities at December 31, 2017 and 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2017	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	3	4,637	—	4,640
Other securities – non-marketable	26,606	1,389	—	27,995
Total Federal Reserve Bank stock and other	$59,871	$6,026	$—	$65,897

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	4	9,948	—	9,952
Other securities – non-marketable	24,272	820	—	25,092
Total Federal Reserve Bank stock and other	$57,538	$10,768	$—	$68,306

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments.  The fair value of other marketable securities includes alternative investment securities of $4.6 million at December 31, 2017 and $10.0 million at December 31, 2016.  The fair value of other non-marketable securities includes alternative investment securities of $3.4 million at December 31, 2017 and $2.0 million at December 31, 2016.  Unrealized gains or losses on alternative investments are recognized in the Equity (losses) earnings on alternative investments line of the Company’s Consolidated Statements of Income.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements).  The agreements permit the Company to sell or repledge these securities.  Resell agreements were $186.5 million and $323.4 million at December 31, 2017 and 2016, respectively.  The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

6. LOANS TO OFFICERS AND DIRECTORS

Certain executive officers and directors of the Company and the Bank, including companies in which those persons are principal holders of equity securities or are general partners, borrow in the normal course of business from the Bank.  All such loans have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties.  In addition, all such loans are current as to repayment terms.  In 2016, the composition of the Bank board of directors changed, with membership of the Bank board mirroring membership of the Company’s board. This change resulted in a significant reduction of the number of loans to officers and directors, totaling $501.4 million for the year-ended December 31, 2016. During the year ended December 31, 2017, changes in the composition of the Bank board of directors resulted in a reduction of $101.0 million in the reportable loans to officers and directors.

For the years 2017 and 2016, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2017	2016
Balance – beginning of year	$321,392	$710,085
New loans	61,697	125,868
Repayments	(94,378)	(13,148)
Reduction due to change in reportable loans	(101,049)	(501,413)
Balance – end of year	$187,662	$321,392

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and December 31, 2016 by operating segment are as follows (in thousands):

	Bank	Institutional Investment Management	Asset Servicing	Total
Balances as of January 1, 2017	$161,391	$47,529	$19,476	$228,396
Discontinued assets	—	(47,529)	—	(47,529)
Balances as of December 31, 2017	$161,391	$—	$19,476	$180,867

Balances as of January 1, 2016	$161,341	$47,529	$19,476	$228,346
Acquisition of Marquette	50	—	—	50
Discontinued assets	—	(47,529)	—	(47,529)
Balances as of December 31, 2016	$161,391	$—	$19,476	$180,867

Following are the intangible assets that continue to be subject to amortization as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross Carrying Amount	$50,059	$71,342	$3,254	$124,655
Accumulated Amortization	42,209	58,935	3,254	104,398
Net Carrying Amounts	$7,850	$12,407	$—	$20,257

	As of December 31, 2016
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross Carrying Amount	$47,527	$74,243	$3,254	$125,024
Accumulated Amortization	39,040	56,352	3,002	98,394
Net Carrying Amounts	$8,487	$17,891	$252	$26,630

Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $7.3 million, $8.7 million and $8.2 million, respectively.  The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2018	$5,713
For the year ending December 31, 2019	4,714
For the year ending December 31, 2020	3,759
For the year ending December 31, 2021	2,755
For the year ending December 31, 2022	1,815

8. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$46,415	$45,634
Buildings and leasehold improvements	328,384	325,510
Equipment	148,425	150,955
Software	186,269	178,527
Total	709,493	700,626
Accumulated depreciation	(300,103)	(288,956)
Accumulated amortization	(133,448)	(122,663)
Premises and equipment, net	$275,942	$289,007

Premises and equipment depreciation and amortization expenses were $45.6 million in 2017, $41.9 million in 2016, and $40.2 million in 2015.  Rental and operating lease expenses were $14.8 million in 2017, $14.6 million in 2016, and $14.1 million in 2015.

Minimum future rental commitments as of December 31, 2017, for all non-cancelable operating leases are as follows (in thousands):

2018	$11,163
2019	10,892
2020	10,193
2021	8,044
2022	7,517
Thereafter	31,219
Total	$79,028

9. BORROWED FUNDS

The components of the Company's short-term and long-term debt are as follows (in thousands):

	December 31,
	2017	2016
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I subordinated debentures 2.69% due 2036	16,636	16,356
Marquette Capital Trust II subordinated debentures 2.69% due 2036	17,285	17,020
Marquette Capital Trust III subordinated debentures 3.17% due 2036	6,804	6,705
Marquette Capital Trust IV subordinated debentures 2.92% due 2036	27,560	27,174
Kansas Equity Fund IV, L.P. 0% due 2017	—	2
Kansas Equity Fund V, L.P. 0% due 2017	—	7
Kansas Equity Fund VI, L.P. 0% due 2017	—	23
Kansas Equity Fund IX, L.P. 0% due 2023	133	202
Kansas Equity Fund X, L.P. 0% due 2021	207	272
Kansas City Equity Fund 2009, L.L.C. 0% due 2017	—	10
St. Louis Equity Fund 2007 L.L.C. 0% due 2019	13	13
St. Louis Equity Fund 2009 L.L.C. 0% due 2017	—	95
St. Louis Equity Fund 2012 L.L.C. 0% due 2020	163	243
St. Louis Equity Fund 2013 L.L.C. 0% due 2021	859	1,168
St. Louis Equity Fund 2014 L.L.C. 0% due 2022	1,209	1,507
St. Louis Equity Fund 2015, L.L.C. 0% due 2023	759	908
MHEG Community Fund 41, L.P. 0% due 2024	680	815
MHEG Community Fund 43, L.P. 0% due 2026	1,165	1,362
MHEG Community Fund 45, L.P. 0% due 2027	1,353	1,409
MHEG Community Fund 47, L.P. 0% due 2028	1,485	1,481
MHEG Community Fund 49, L.P. 0% due 2034	2,970	—
Total long-term debt	79,281	76,772
Total borrowed funds	$79,281	$76,772

Aggregate annual repayments of long-term debt at December 31, 2017, are as follows (in thousands):

2018	$1,519
2019	1,678
2020	1,896
2021	1,565
2022	1,183
Thereafter	71,440
Total	$79,281

The Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of the acquisition date of May 31, 2015, payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company is a member bank of the FHLB of Des Moines.  Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  As of December 31, 2017, the FHLB had issued three 30-day letters of credit totaling $300.0 million on behalf of the Company to secure public fund deposits, all of which expired in January 2018.  The letters of credit reduced the Company’s borrowing capacity with the FHLB from $2.0 billion to $1.7 billion as of December 31, 2017.   The Company had no outstanding FHLB advances at FHLB of Des Moines as of December 31, 2017.

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

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements).  The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.  The amounts received under these agreements represent short-term borrowings.  The amount outstanding at December 31, 2017, was $1.2 billion (with accrued interest payable of $197 thousand).  The amount outstanding at December 31, 2016, was $1.4 billion (with accrued interest payable of $80 thousand).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2017 (in thousands):

	As of December 31, 2017
	Securities Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
On Demand	$1,004	$1,000	2.49%
2 to 30 days	1,233,478	1,248,370	1.10
Over 90 Days	—	—	—
Total	$1,234,482	$1,249,370	1.10%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2017, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands).

	As of December 31, 2017
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	On Demand	2-29 days	Over 90 Days	Total
U.S. Treasury	$—	$14,743	$—	$14,743
U.S. Agency	1,000	1,233,627	—	1,234,627
Total repurchase agreements	$1,000	$1,248,370	$—	$1,249,370

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions.  For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the FRB as required by law.  During 2017, this amount averaged $303.8 million, compared to $297.4 million in 2016.

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

At December 31, 2017, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively.  The Company’s actual ratios at that date were 12.95%, 12.95% and 14.04%, respectively.  The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2017, was 9.94%.

As of December 31, 2017, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively.  There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

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

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, 2017 and 2016 for the Company and the Bank are as follows (in thousands):

	2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$2,041,504	12.95%	$709,309	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	1,750,297	11.19	704,062	4.50	1,016,979	6.50
Tier 1 Capital:
UMB Financial Corporation	2,041,504	12.95	945,746	6.00	N/A	N/A
UMB Bank, n. a.	1,750,297	11.19	938,750	6.00	1,251,666	8.00
Total Capital:
UMB Financial Corporation	2,213,050	14.04	1,260,994	8.00	N/A	N/A
UMB Bank, n. a.	1,853,558	11.85	1,251,666	8.00	1,564,583	10.00
Tier 1 Leverage:
UMB Financial Corporation	2,041,504	9.94	821,527	4.00	N/A	N/A
UMB Bank, n. a.	1,750,297	8.57	816,859	4.00	1,021,073	5.00

	2016
Common Equity Tier 1 Capital:
UMB Financial Corporation	$1,789,581	11.80%	$682,428	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	1,613,024	10.73	676,357	4.50	976,960	6.50
Tier 1 Capital:
UMB Financial Corporation	1,789,581	11.80	909,903	6.00	N/A	N/A
UMB Bank, n. a.	1,613,024	10.73	901,809	6.00	1,202,412	8.00
Total Capital:
UMB Financial Corporation	1,951,078	12.87	1,213,205	8.00	N/A	N/A
UMB Bank, n. a.	1,707,265	11.36	1,202,412	8.00	1,503,016	10.00
Tier 1 Leverage:
UMB Financial Corporation	1,789,581	9.09	787,604	4.00	N/A	N/A
UMB Bank, n. a.	1,613,024	8.24	782,638	4.00	978,297	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan.  This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries.  The Company has accrued and anticipates making a discretionary payment of $4.0 million in March 2018, for 2017.  A $1.5 million contribution was paid in 2017, for 2016.  A $1.5 million contribution was paid in 2016, for 2015.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction.  The Company made a matching contribution to this plan of $6.7 million in 2017, for 2016 and $6.4 million in 2016, for 2015. The Company anticipates making a matching contribution of $7.2 million in March 2018, for 2017.

The Company recognized $2.5 million, $2.1 million, and $2.2 million in expense related to outstanding stock options and $10.4 million, $9.2 million, and $8.1 million in expense related to outstanding restricted stock grants for the years ended December 31, 2017, 2016, and 2015, respectively.  The Company had $4.7 million of unrecognized compensation expense related to the outstanding options and $17.3 million of unrecognized compensation expense related to outstanding restricted stock grants at December 31, 2017.

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

The table below discloses the information relating to option activity in 2017, under the 2002 Plan:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the 2002 Plan
Outstanding - December 31, 2016	91,461	$39.63
Granted	—	—
Expired	(4,304)	38.65
Exercised	(55,471)	38.96
Outstanding - December 31, 2017	31,686	$40.93	0.9	$981,949
Exercisable - December 31, 2017	31,686	$40.93	0.9	$981,949

No options were granted under the 2002 Plan during 2017, 2016, or 2015.  The total intrinsic value of options exercised during the year ended December 31, 2017, 2016, and 2015 was $2.0 million, $2.3 million, and $1.1 million, respectively.  As of December 31, 2017, there was no unrecognized compensation cost related to the nonvested options.

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

The service-based restricted stock grants contain a service requirement with varying vesting schedules.  The majority of these grants issued prior to 2016 utilize a vesting schedule in which 50 percent of the shares vest after three years of service, 75 percent after four years of service and 100 percent after five years of service.  The majority of these grants issued in 2016 and beyond utilize a vesting schedule in which 50 percent of the shares vest after two years of service, 75 percent after three years of service and 100 percent after four years of service.  Certain other grants utilize vesting schedules in which the grants vest ratably over the requisite service period or contain a three-year cliff vesting.

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

The table below discloses the status of the service-based restricted shares during 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Service-Based Restricted Stock
Nonvested - December 31, 2016	524,515	$50.74
Granted	100,671	75.00
Canceled	(25,244)	55.85
Vested	(129,809)	51.72
Nonvested - December 31, 2017	470,133	$55.39

As of December 31, 2017, there was $14.2 million of unrecognized compensation cost related to the nonvested shares.  The cost is expected to be recognized over a period of 2.3 years.  Total fair value of shares vested during the year ended December 31, 2017, 2016, and 2015 was $9.9 million, $7.4 million, and $7.2 million, respectively.

The table below discloses the status of the performance-based restricted shares during 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance-Based Restricted Stock
Nonvested - December 31, 2016	118,686	$50.67
Granted	42,078	75.25
Canceled	(6,942)	54.20
Vested	(18,608)	57.40
Nonvested - December 31, 2017	135,214	$57.22

As of December 31, 2017, there was $3.1 million of unrecognized compensation cost related to the nonvested shares.  The cost is expected to be recognized over a period of 1.7 years.  Total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015, was $1.4 million, $1.0 million and $1.9 million, respectively.

The non-qualified stock options carry a service requirement and grants issued prior to 2016 will vest 50 percent after three years, 75 percent after four years and 100 percent after five years, while grants issued in 2016 and beyond will vest 50 percent after two years, 75 percent after three years and 100 percent after four years.

The table below discloses the information relating to non-qualified option activity in 2017 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2016	1,163,849	$47.10
Granted	151,279	75.25
Canceled	(18,291)	53.22
Expired	(678)	49.97
Exercised	(248,698)	42.57
Outstanding - December 31, 2017	1,047,461	$52.13	6.4	$20,722,166
Exercisable - December 31, 2017	345,811	$44.89	4.0	$9,348,718

The Company uses the Black-Scholes pricing model to determine the fair value of its options.  The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

	2017	2016	2015
Black-Scholes pricing model:
Weighted average fair value of the granted option	$17.88	$9.90	$11.95
Weighted average risk-free interest rate	1.29%	1.30%	1.62%
Expected option life in years	6.25	6.25	6.25
Expected volatility	24.41%	25.71%	26.73%
Expected dividend yield	2.03%	2.02%	1.74%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant-date fair value of options granted during the years 2017, 2016, and 2015 was $17.88, $9.90, and $11.95, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $8.1 million, $5.8 million and $2.6 million, respectively.  As of December 31, 2017, there was $4.7 million of unrecognized compensation cost related to the nonvested options. The cost is expected to be recognized over a period of 2.4 years.

Cash received from options exercised under all share based compensation plans was $12.7 million, $15.8 million, and $10.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.  The tax benefit realized for stock options exercised was $3.6 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. The 2016 and 2017 tax benefits were recognized in the Company’s Consolidated Statements of Income due to the Company’s adoption of ASU No. 2016-09 with an effective date of January 1, 2016. See further discussion of this ASU in Note 2, “New Accounting Pronouncements.” The tax benefit realized for stock options exercised in 2015 was $0.9 million, which was recognized in the Company’s Consolidated Statements of Changes in Shareholder’s Equity.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary repurchases of common shares in an amount that exceeds stock option exercise activity.  See a description of the Company’s share repurchase plan in Note 13, “Common Stock and Earnings Per Share,” in the Notes to the Consolidated Financial Statements provided in Item 8, page 89 of this report.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following two reportable segments (collectively, “Business Segments”): Bank and Asset Servicing.  Senior executive officers regularly evaluate business segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. Previously, the Company had the following four Business Segments:  Bank, Institutional Investment Management, Asset Servicing, and Payment Solutions.  In the first quarter of 2016, the Company merged the Payment Solutions segment into the Bank segment to better reflect how the core businesses, products and services are being evaluated by management currently. The Company’s Payment Solutions leadership structure and financial performance assessments are now included in the Bank segment, and accordingly, the reportable segments were realigned to reflect these changes. Additionally, during 2017, the Company sold all of the outstanding stock of Scout, its institutional investment management subsidiary. As the operations of Scout are now included in discontinued operations, the Company no longer presents this segment’s operations as one of its business segments. The Company’s reportable segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2017. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Segment financial results were as follows (in thousands):

	Year Ended December 31, 2017
	Bank	Asset Servicing	Total
Net interest income	$546,000	$12,913	$558,913
Provision for loan losses	41,000	—	41,000
Noninterest income	328,550	95,012	423,562
Noninterest expense	616,883	88,246	705,129
Income before taxes	216,667	19,679	236,346
Income tax expense	49,522	3,848	53,370
Income from continuing operations	$167,145	$15,831	$182,976
Average assets	$19,612,450	$783,550	$20,396,000

	Year Ended December 31, 2016
	Bank	Asset Servicing	Total
Net interest income	$484,716	$10,607	$495,323
Provision for loan losses	32,500	—	32,500
Noninterest income	309,889	92,622	402,511
Noninterest expense	582,719	84,026	666,745
Income before taxes	179,386	19,203	198,589
Income tax expense	40,406	4,549	44,955
Income from continuing operations	$138,980	$14,654	$153,634
Average assets	$18,371,950	$1,221,050	$19,593,000

	Year Ended December 31, 2015
	Bank	Asset Servicing	Total
Net interest income	$406,884	$5,183	$412,067
Provision for loan losses	15,500	—	15,500
Noninterest income	274,376	96,283	370,659
Noninterest expense	555,962	82,976	638,938
Income before taxes	109,798	18,490	128,288
Income tax expense	26,651	5,079	31,730
Income from continuing operations	$83,147	$13,411	$96,558
Average assets	$16,801,000	$985,000	$17,786,000

13. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2017 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance December 31, 2014	55,056,730	(9,524,542)
Common stock issuance for acquisition	—	3,470,478
Purchase of Treasury Stock	—	(225,894)
Sale of Treasury Stock	—	19,695
Issued for stock options & restricted stock	—	599,899
Balance December 31, 2015	55,056,730	(5,660,364)
Purchase of Treasury Stock	—	(399,677)
Sale of Treasury Stock	—	21,036
Issued for stock options & restricted stock	—	655,331
Balance December 31, 2016	55,056,730	(5,383,674)
Purchase of Treasury Stock	—	(245,982)
Sale of Treasury Stock	—	14,908
Issued for stock options & restricted stock	—	453,008
Balance December 31, 2017	55,056,730	(5,161,740)

As noted in the table above, in 2015, the Company issued 3.5 million shares to the owners of Marquette for the purchase of all of the outstanding shares of Marquette.  The owners of Marquette as of the close of business on the acquisition date of May 31, 2015 received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned on that date.   The market value of the shares of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing price of the Company’s stock of $51.79 per share on May 29, 2015.

The Board approved a plan to repurchase up to 2 million shares of common stock annually at its 2015, 2016 and 2017 meetings.  All open market share purchases under the share repurchase plans are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchases other than through these plans.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year.  Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31,
	2017	2016	2015
Weighted average basic common shares outstanding	49,223,661	48,828,313	47,126,252
Dilutive effect of stock options and restricted stock	615,629	448,742	453,082
Weighted average diluted common shares outstanding	49,839,290	49,277,055	47,579,334

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party.  The Company issues standby letters of credit for terms ranging from three months to six years.  The Company generally requires the customer to pledge collateral to support the letter of credit.  The maximum liability to the Company under standby letters of credit at December 31, 2017 and 2016, was $316.1 million and $376.6 million, respectively.  As of December 31, 2017 and 2016, standby letters of credit totaling $42.5 million and $67.4 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio.  As of December 31, 2017 and 2016, there were no notional amounts outstanding for these contracts.   There were no open futures contract positions during the year ended December 31, 2017. Open futures contract positions average notional amount was $0.4 million during the year ended December 31, 2016.  Net futures activity resulted in losses of $6 thousand and of $142 thousand and gains of $35 thousand for 2017, 2016, and 2015, respectively.  The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis.  For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances.  The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers.  The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer.  During 2017, contracts to purchase and to sell foreign currency averaged approximately $36.8 million compared to $40.5 million during 2016.  The net gains on these foreign exchange contracts for 2017, 2016 and 2015 were $1.9 million, $1.6 million and $1.8 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas.  At December 31, 2017, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above.

	Contract or Notional Amount December 31,
	2017	2016
Commitments to extend credit for loans (excluding credit card loans)	$6,689,467	$6,471,404
Commitments to extend credit under credit card loans	2,975,507	2,798,433
Commercial letters of credit	813	1,098
Standby letters of credit	316,054	376,617
Forward contracts	29,007	49,352
Spot foreign exchange contracts	628	3,725

15. DIVESTITURES AND ACQUISITIONS

On November 17, 2017, the Company closed the previously announced sale of all of the outstanding stock of Scout, its institutional investment management subsidiary, for $172.5 million in cash, which remains subject to customary post-closing purchase adjustments. The gain recorded on the disposal of Scout was $103.6 million. The Company plans to use the proceeds from the transaction for general corporate purposes and to support its continued organic growth in the commercial, consumer, private wealth, institutional banking, healthcare, and asset servicing businesses.

This table summarizes the components of income from discontinued operations, net of taxes, for the years ended December 31, 2017, 2016, and 2015 presented in the Consolidated Statements of Income (in thousands):

	For the years ended December 31,
	2017	2016	2015
Total noninterest income	$63,416	$73,564	$95,795
Total noninterest expense	65,834	65,149	64,798
(Loss) income from discontinued operations	(2,418)	8,415	30,997
Gain on the disposal of discontinued operations	103,644	—	—
Total income from discontinued operations	101,226	8,415	30,997
Income tax expense	37,097	3,248	11,482
Net income on discontinued operations	$64,129	$5,167	$19,515

The discontinued assets of Scout included on the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2017	December 31, 2016
Goodwill	$—	$47,529
Other intangibles, net	—	7,861
Discontinued assets – goodwill and other intangibles, net	$—	$55,390

The components of net cash provided by operating and investing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	For the years ended December 31,
	2017	2016	2015
Income from discontinued operations	$64,129	$5,167	$19,515
Gain on the disposal of discontinued operations	(103,644)	—	—
Depreciation and amortization	1,647	3,596	3,919
Net cash (used in) provided by operating activities of discontinued operations	$(37,868)	$8,763	$23,434

Proceeds on disposal of discontinued operations	$167,183	$—	$—
Net cash provided by investing activities of discontinued operations	$167,183	$—	$—

On May 31, 2015, the Company acquired all of the outstanding common shares of Marquette. Marquette was a privately-held financial services company with a portfolio of businesses and operated thirteen branches in Arizona and Texas, two national commercial specialty-lending businesses focused on asset-based lending and accounts receivable factoring, as well as an asset-management firm. As of the close of trading on the acquisition date of May 31, 2015, the beneficial owners of Marquette received 9.2295 shares of the Company’s common stock for each share of Marquette common stock owned at that date (approximately 3.47 million shares total). The market value of the Company’s common stock issued at the effective time of the merger was approximately $179.7 million, based on the closing stock price of the Company’s common stock of $51.79 per share on May 29, 2015. The transaction was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

The following table summarizes the net assets acquired (at fair value) and consideration transferred for Marquette (in thousands, except for per share data):

Fair Value
May 31, 2015
Assets
Loans	$980,404
Investment securities	177,694
Cash and due from banks	95,351
Premises and equipment, net	11,508
Identifiable intangible assets	14,881
Other assets	32,336
Total assets acquired	1,312,174
Liabilities
Noninterest-bearing deposits	226,161
Interest-bearing deposits	708,675
Short-term debt	112,133
Long-term debt	89,971
Other liabilities	14,135
Total liabilities assumed	1,151,075
Net identifiable assets acquired	161,099
Preliminary goodwill	18,638
Net assets acquired	$179,737
Consideration:
Company's common shares issued	3,470
Purchase price per share of the Company's common stock	$51.79
Fair value of total consideration transferred	$179,737

In the acquisition, the Company purchased $980.4 million of loans at fair value. All non-performing loans and select other classified loan relationships considered by management to be credit impaired are accounted for pursuant to ASC Topic 310-30, as previously discussed within Note 3, “Loans and Allowance for Loan Losses.”

The Company assumed long-term debt obligations with an aggregate balance of $103.1 million and an aggregate fair value of $65.5 million as of the acquisition date of May 31, 2015 payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  The interest rate on the trust preferred securities issued by Marquette Capital Trust II was fixed at 6.30 percent until January 2016, and is reset each quarter at a variable rate tied to the three-month LIBOR plus 133 basis points thereafter.  Interest rates on trust preferred securities issued by the remaining three trusts are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

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

The results of Marquette are included in the results of the Company subsequent to May 31, 2015. For the year ended December 31, 2016, acquisition expenses recognized in Noninterest expense in the Company’s Consolidated Statements of Income totaled $4.8 million.  This total included $896 thousand of severance in Salaries and employee benefits and $1.7 million in Legal and consulting fees.  For the year ended December 31, 2015, acquisition expenses recognized in Noninterest expense totaled $9.8 million. This total included $2.4 million of severance in Salaries and employee benefits and $4.8 million in Legal and consulting fees.

16. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the Tax Act”). The Tax Act includes numerous changes to existing tax law, including among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  The Company recognized the income tax effects of the Tax Act in its 2017 financial statements.  The changes included in the Tax Act are broad and complex.  Given the complexity of the Tax Act and the detailed analysis required, the adjustments reflected in the current and deferred tax accounts may be subject to further refinement as additional information becomes available and further analysis performed. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities. We will continue to assess our provision for income taxes as further guidance is issued, but do not currently anticipate significant revisions will be necessary.

Income taxes on continuing operations produce effective income tax rates of 22.6 percent in 2017, 22.6 percent in 2016, and 24.7 percent in 2015.  These percentages are computed by dividing income tax expense by Income from continuing operations before income taxes.

Income tax expense from continuing operations includes the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax
Federal	$(8,260)	$41,860	$29,622
State	1,889	1,570	2,753
Total current tax (benefit) expense	(6,371)	43,430	32,375
Deferred tax
Federal	57,851	1,145	301
State	1,890	380	(946)
Total deferred tax expense (benefit)	59,741	1,525	(645)
Total tax expense	$53,370	$44,955	$31,730

Income taxes from discontinued operations produce effective income tax rates of 36.6 percent in 2017, 38.6 percent in 2016, and 37.0 percent in 2015. These percentages are computed by dividing income tax expense by Income from discontinued operations before income taxes.

Income tax expense from discontinued operations includes the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax
Federal	$35,169	$1,759	$14,847
State	1,930	258	838
Total current tax expense (benefit)	37,099	2,017	15,685
Deferred tax
Federal	260	1,187	(3,998)
State	(262)	44	(205)
Total deferred tax (benefit) expense	(2)	1,231	(4,203)
Total tax expense	$37,097	$3,248	$11,482

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 35% to income from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax expense	$82,721	$69,506	$44,901
Tax-exempt interest income	(25,697)	(20,196)	(15,405)
Tax-exempt life insurance related income	(5,769)	(3,405)	(932)
Equity-based compensation	(3,297)	(1,095)	—
State and local income taxes, net of federal tax benefits	2,439	1,365	1,399
Federal tax credits, net of amortization of LIHTC(1) investments	(1,119)	(2,480)	(688)
Impacts related to the 2017 Tax Act	2,997	—	—
Other	1,095	1,260	2,455
Total tax expense	$53,370	$44,955	$31,730

(1)	Low income housing tax credits

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income.  Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws.  The Company is not in the examination process with any tax jurisdictions at December 31, 2017. However, upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net unrealized loss on securities available for sale	$18,023	$34,998
Loans, principally due to allowance for loan losses	23,646	40,564
Equity-based compensation	4,975	7,824
Accrued expenses	17,248	37,263
Miscellaneous	3,762	4,587
Total deferred tax assets before valuation allowance	67,654	125,236
Valuation allowance	(3,498)	(2,860)
Total deferred tax assets	64,156	122,376
Deferred tax liabilities:
Real Estate Investment Trust dividend	(32,591)	—
Land, buildings and equipment	(17,783)	(31,335)
Original issue discount	(2,580)	(4,507)
Partnership investments	(1,005)	(3,776)
Trust preferred securities	(7,202)	(13,780)
Intangibles	(5,769)	(3,623)
Miscellaneous	(3,117)	(7,148)
Total deferred tax liabilities	(70,047)	(64,169)
Net deferred tax (liability) asset	$(5,891)	$58,207

The Company had various state net operating loss carryforwards of approximately $0.8 million as of December 31, 2017.  These net operating losses expire at various times between 2018 and 2037.  The Company has a full valuation allowance for these state net operating losses as they are not expected to be realized.  In addition, the Company has a valuation allowance of $2.7 million to reduce certain other state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax liability at December 31, 2017 is included in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets while the net deferred tax asset at December 31, 2016 is included in the Other assets line of the Company’s Consolidated Balance Sheets. The Company remeasured the deferred tax assets and liabilities at the newly enacted statutory tax rate of 21 percent in accordance with the Tax Act.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2014 in the jurisdictions in which it files.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $3.8 million and $4.4 million at December 31, 2017 and 2016, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $3.0 million and $3.5 million at December 31, 2017 and December 31, 2016, respectively. The unrecognized tax benefits relate to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016
Unrecognized tax benefits - opening balance	$4,375	$4,680
Gross increases - tax positions in prior period	323	—
Gross decreases - tax positions in prior period	—	(269)
Gross increases - current-period tax positions	228	924
Lapse of statute of limitations	(1,080)	(960)
Unrecognized tax benefits - ending balance	$3,846	$4,375

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2017 and 2016.  The Company’s derivative assets and derivative liabilities are located within Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2017 and December 31, 2016 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Fair Value	2017	2016	2017	2016
Interest Rate Products:
Derivatives not designated as hedging instruments	$10,116	$10,555	$7,326	$10,581
Derivatives designated as hedging instruments	33	318	1,580	748
Total	$10,149	$10,873	$8,906	$11,329

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed rate assets and liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount.  As of December 31, 2017, the Company had two interest rate swaps with a notional amount of $15.5 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and brokered time deposits.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.  During the year ended December 31, 2017, the Company recognized net gains of $4 thousand in other noninterest expense related to hedge ineffectiveness and net gains of $5 thousand during the year ended December 31, 2016.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of December 31, 2017, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable rate subordinated debentures issued by Marquette Capital Trusts III and IV.  For derivatives designated and that qualify as cash flow hedges, the effective portion of changes in fair value is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.  During the years ended December 31, 2017 and 2016, the Company recognized net losses of $1.1 million and $0.5 million, respectively, in AOCI for the effective portion of the change in fair value of these cash flow hedges.  During the years ended December 31, 2017 and 2016, the Company did not record any hedge ineffectiveness in earnings.  Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months as the Company’s derivatives are effective after December 2018.  As of December 31, 2017, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 18.75 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented in 2010.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2017, the Company had 80 interest rate swaps with an aggregate notional amount of $931.2 million related to this program.  During the years ended December 31, 2017 and 2016, the Company recognized net losses of $579 thousand and net gains of $195 thousand, respectively, related to changes in the fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative asset and liability as of December 31, 2017 and December 31, 2016 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended
	December 31,
	2017	2016	2015
Interest Rate Products
Derivatives not designated as hedging instruments	$(579)	$195	$(110)
Total	$(579)	$195	$(110)
Interest Rate Products
Derivatives designated as fair value hedging instruments
Fair value adjustments on derivatives	$(189)	$(181)	$(234)
Fair value adjustments on hedged items	193	186	234
Total	$4	$5	$—

This table provides a summary of the amount of loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative asset and liability as of December 31, 2017 and December 31, 2016 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	For the Year Ended
	December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015
Interest rate products
Derivatives designed as cash flow hedging instruments	$(1,050)	$(516)	$(10)
Total	$(1,050)	$(516)	$(10)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $7.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2017 the Company had posted $1.6 million of collateral. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Fair Value Measurement at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$18	$18	$—	$—
U.S. Agencies	9,976	—	9,976	—
Mortgage-backed	1,949	—	1,949	—
State and political subdivisions	27,114	—	27,114	—
Corporates	1,885	1,885	—
Trading - other	13,113	12,434	679	—
Trading securities	54,055	14,337	39,718	—
U.S. Treasury	38,643	38,643	—	—
U.S. Agencies	14,752	—	14,752	—
Mortgage-backed	3,649,243	—	3,649,243	—
State and political subdivisions	2,542,673	—	2,542,673	—
Corporates	13,266	13,266	—	—
Available for sale securities	6,258,577	51,909	6,206,668	—
Company-owned life insurance	53,577	—	53,577	—
Bank-owned life insurance	265,823	—	265,823	—
Derivatives	10,149	—	10,149	—
Total	$6,642,181	$66,246	$6,575,935	$—
Liabilities
Deferred compensation	$50,963	$50,963	$—	$—
Derivatives	8,906	—	8,906	—
Securities sold not yet purchased	4,130	—	4,130	—
Total	$63,999	$50,963	$13,036	$—

	Fair Value Measurement at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$—	$—	$—	$—
U.S. Agencies	1,306	—	1,306	—
Mortgage-backed	313	—	313	—
State and political subdivisions	9,295	—	9,295	—
Trading - other	28,622	28,495	127	—
Trading securities	39,536	28,495	11,041	—
U.S. Treasury	93,826	93,826	—	—
U.S. Agencies	198,177	—	198,177	—
Mortgage-backed	3,711,699	—	3,711,699	—
State and political subdivisions	2,395,757	—	2,395,757	—
Corporates	66,875	66,875	—	—
Available for sale securities	6,466,334	160,701	6,305,633	—
Company-owned life insurance	41,333	—	41,333	—
Bank-owned life insurance	209,686	—	209,686
Derivatives	10,873	—	10,873	—
Total	$6,767,762	$189,196	$6,578,566	$—
Liabilities
Deferred compensation	$42,797	$42,797	$—	$—
Derivatives	11,329	—	11,329	—
Total	$54,126	$42,797	$11,329	$—

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

Assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016 (in thousands):

		Fair Value Measurement at December 31, 2017 Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$15,186	$—	$—	$15,186	$1,251
Other real estate owned	1,488	—	—	1,488	13
Total	$16,674	$—	$—	$16,674	$1,264

		Fair Value Measurement at December 31, 2016 Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Recognized During the Twelve Months Ended December 31
Impaired loans	$23,757	$—	$—	$23,757	$(2,070)
Other real estate owned	89	—	—	89	—
Total	$23,846	$—	$—	$23,846	$(2,070)

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

  The estimated fair value of the Company’s financial instruments at December 31, 2017 and 2016 are as follows (in thousands):

	Fair Value Measurement at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,936,084	$1,749,618	$186,466	$—	$1,936,084
Securities available for sale	6,258,577	51,909	6,206,668	—	6,258,577
Securities held to maturity	1,261,014	—	1,207,447	—	1,207,447
Trading securities	54,055	14,337	39,718	—	54,055
Other securities	65,897	—	65,897	—	65,897
Loans (exclusive of allowance for loan loss)	11,281,973	—	11,318,764	—	11,318,764
Derivatives	10,149	—	10,149	—	10,149
FINANCIAL LIABILITIES
Demand and savings deposits	16,742,736	16,742,736	—	—	16,742,736
Time deposits	1,280,264	—	1,280,264	—	1,280,264
Other borrowings	1,260,704	11,334	1,249,370	—	1,260,704
Long-term debt	79,281	—	79,496	—	79,496
Derivatives	8,906	—	8,906	—	8,906
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,654
Commercial letters of credit					136
Standby letters of credit					2,514

	Fair Value Measurement at December 31, 2016 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,462,267	$1,138,850	$323,417	$—	$1,462,267
Securities available for sale	6,466,334	160,701	6,305,633	—	6,466,334
Securities held to maturity	1,115,932	—	1,106,068	—	1,106,068
Trading securities	39,536	28,495	11,041	—	39,536
Other securities	68,306	—	68,306	—	68,306
Loans (exclusive of allowance for loan loss)	10,545,662	—	10,572,292	—	10,572,292
Derivatives	10,873	—	10,873	—	10,873
FINANCIAL LIABILITIES
Demand and savings deposits	15,434,893	15,434,893	—	—	15,434,893
Time deposits	1,135,721	—	1,135,721	—	1,135,721
Other borrowings	1,856,937	419,843	1,437,094	—	1,856,937
Long-term debt	76,772	—	77,025	—	77,025
Derivatives	11,329	—	11,329	—	11,329
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,604
Commercial letters of credit					142
Standby letters of credit					2,527

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

Loans Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as commercial, real estate, consumer, and credit card.  Each loan category is further segmented into fixed and variable interest rate categories.  The fair value of loans are based on quoted market prices for similar instruments or estimated using discounting the future cash flow analysis. The discount rates used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at December 31, 2017 and 2016.

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

19. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2017	2016
ASSETS
Investment in subsidiaries:
Banks	$1,815,953	$1,662,326
Non-banks	149,145	214,633
Total investment in subsidiaries	1,965,098	1,876,959
Goodwill on purchased affiliates	5,011	5,011
Cash	260,621	65,254
Securities available for sale and other	68,550	90,759
Total assets	$2,299,280	$2,037,983
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$68,285	$67,256
Accrued expenses and other	49,464	8,343
Total liabilities	117,749	75,599
Shareholders' equity	2,181,531	1,962,384
Total liabilities and shareholders' equity	$2,299,280	$2,037,983

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2017	2016	2015
INCOME
Dividends and income received from subsidiaries	$55,000	$47,000	$27,913
Service fees from subsidiaries	43,691	40,579	42,212
Other	10,390	4,207	891
Total income	109,081	91,786	71,016
EXPENSE
Salaries and employee benefits	43,716	38,198	41,019
Other	18,652	20,436	22,051
Total expense	62,368	58,634	63,070
Income before income taxes and equity in undistributed earnings of subsidiaries	46,713	33,152	7,946
Income tax benefit	(1,202)	(3,903)	(4,703)
Income before equity in undistributed earnings of subsidiaries	47,915	37,055	12,649
Equity in undistributed earnings of subsidiaries:
Banks	140,873	119,551	95,942
Non-Banks	(5,812)	(2,972)	(12,033)
Income from continuing operations	182,976	153,634	96,558
Income from discontinued operations	64,129	5,167	19,515
Net income	$247,105	$158,801	$116,073
Other comprehensive income (loss)	12,017	(53,824)	(14,724)
Comprehensive income	$259,122	$104,977	$101,349

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	247,105	$158,801	$116,073
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(146,367)	(163,993)	(128,601)
Dividends received from subsidiaries	96,391	54,000	27,913
Depreciation and amortization	424	457	332
Equity based compensation	13,316	11,735	10,751
Net tax benefit related to equity compensation plans	3,612	1,073	944
Gains on sales of assets	(103,715)	—	—
Changes in other assets and liabilities, net	5,424	(11,717)	220
Net cash provided by operating activities	116,190	50,356	27,632
INVESTING ACTIVITIES
Net capital investment in subsidiaries	(37,474)	(10,006)	(16,513)
Net cash activity from divestitures and acquisitions	168,361	—	24,962
Net (increase) decrease in securities available for sale	1,575	(1,034)	211
Net cash (used in) provided by investing activities	132,462	(11,040)	8,660
FINANCING ACTIVITIES
Cash dividends paid	(51,876)	(49,038)	(45,967)
Proceeds from exercise of stock options and sales of treasury stock	13,867	16,911	11,606
Purchases of treasury stock	(15,276)	(16,367)	(8,457)
Net cash used in financing activities	(53,285)	(48,494)	(42,818)
Net decrease in cash	195,367	(9,178)	(6,526)
Cash and cash equivalents at beginning of period	65,254	74,432	80,958
Cash and cash equivalents at end of period	$260,621	$65,254	$74,432

20. SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2017	March 31	June 30	Sept 30	Dec 31
Interest income	$144,690	$151,211	$157,895	$163,116
Interest expense	10,375	13,817	17,037	16,770
Net interest income	134,315	137,394	140,858	146,346
Provision for loan losses	9,000	14,500	11,500	6,000
Noninterest income	102,917	110,306	104,306	106,033
Noninterest expense	173,810	176,939	171,821	182,559
Income tax expense	12,446	11,490	12,971	16,463
Net income from continuing operations	$41,976	$44,771	$48,872	$47,357

2016	March 31 (1)	June 30 (1)	Sept 30	Dec 31
Interest income	$124,086	$127,897	$132,038	$139,010
Interest expense	6,194	6,687	7,273	7,554
Net interest income	117,892	121,210	124,765	131,456
Provision for loan losses	5,000	7,000	13,000	7,500
Noninterest income	97,965	102,774	103,542	98,230
Noninterest expense	165,268	168,419	165,211	167,847
Income tax expense	11,240	12,102	10,674	10,939
Net income from continuing operations	$34,349	$36,463	$39,422	$43,400

Per Share	Three Months Ended
2017	March 31	June 30	Sept 30	Dec 31
Net income from continuing operations - basic	$0.85	$0.91	$0.99	$0.96
Net income from continuing operations - diluted	0.84	0.90	0.98	0.95
Dividend	0.255	0.255	0.255	0.275
Book value	40.34	41.42	42.15	43.72

Per Share
2016	March 31 (1)	June 30 (1)	Sept 30	Dec 31
Net income from continuing operations - basic	$0.70	$0.75	$0.81	$0.89
Net income from continuing operations - diluted	0.70	0.74	0.80	0.87
Dividend	0.245	0.245	0.245	0.255
Book value	39.38	40.44	40.86	39.51

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures  At the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have each evaluated the effectiveness of the Company’s “Disclosure Controls and Procedures” (as defined in Rule 13a-15(e) of the Exchange Act) and have concluded that the Company’s Disclosure Controls and Procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting  Management of the Company is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, and effected by the Board, management and other personnel, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission's Internal Control - Integrated Framework (2013).  Because this assessment was conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), it included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).

Based on the evaluation under the framework in Internal Control - Integrated Framework (2013), the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that internal control over financial reporting was effective at the end of the period covered by this Annual Report on Form 10-K.  KPMG LLP, the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of internal control over financial reporting at the end of the period covered by this report.  KPMG LLP's attestation report is set forth below.

Changes in Internal Control Over Financial Reporting  No change in the Company’s internal control over financial reporting occurred during the last quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over finanical reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
UMB Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited UMB Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitation of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Kansas City, Missouri

February 22, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K (pages 9 and 10) under the caption "Executive Officers of the Registrants."

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption "Proposal #1:  Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2018 (the 2018 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2017.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption "Corporate Governance – Committees of the Board of Directors – Audit Committee" of the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2017.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2017.

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its chief executive officer, chief financial officer and chief accounting officer.  You can find the Company's code of ethics on its website by going to the following address:  www.umb.com/aboutumb/investorrelations.  The Company will post on its website any amendments or waivers to its code of ethics that are required to be disclosed under the rules of either the SEC or NASDAQ.  A copy of the code of ethics will be provided, at no charge, to any person requesting the same, by written notice sent to the Company's Corporate Secretary, 6th floor, 1010 Grand Blvd., Kansas City, Missouri 64106.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation sections of the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company's 2018 Proxy Statement to information to be included under the caption "Stock Ownership - Principal Shareholders," which will be provided to shareholders within 120 days after December 31, 2017.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2017, under the caption "Stock Ownership – Stock Owned by Directors, Nominees, and Executive Officers."

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2002 Incentive Stock Option Plan	31,686	$40.93	None
2005 Long Term Incentive Plan	1,047,461	52.13	4,697,966
Equity compensation plans not approved by security holders	None	None	None
Total	1,079,147	$51.81	4,697,966

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 84 through 87 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Transactions with Related Persons”, “Corporate Governance – The Board of Directors – Independent Directors” and “Corporate Governance – Committees of the Board of Directors” of the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption "Proposal #3:  Ratification of the Corporate Audit Committee’s Engagement of KPMG LLP as UMB’s Independent Public Accounting Firm for 2018” of the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the Three Years Ended December 31, 2017

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2017

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2017

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2017

Notes to Consolidated Financial Statements

Independent Auditors' Report

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
4

Description of the capital stock included in the Registration Statement on Form S-3 (incorporated by referenced to the Registration Statement on Form S-3 dated April 5, 2016 and filed with the Commission on April 5, 2016).

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

10.3	Deferred Compensation Plan, dated as of December 1, 2008 filed herewith.
10.4	UMBF 2005 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005).
10.5	Scout Investments Retention and Annual Performance Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 12, 2012).
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

10.8

Form of 2016 Service-Based Restricted Stock Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on August 2, 2016).

10.9

Form of 2016 Stock Option Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q filed with the Commission on August 2, 2016).

10.10	Employment Offer Letter for Ram Shankar (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2016).
10.11	Relocation Assistance Agreement for Ram Shankar (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2016).
10.12

Retention Agreement dated April 19, 2017, by and between UMB Financial Corporation and Andrew Iseman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2017 and filed with the Commission on April 20, 2017).

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2018.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper
Chairman of the Board,
Chief Executive Officer

/s/ Ram Shankar
Ram Shankar
Chief Financial Officer

/s/ Brian J. Walker
Brian J. Walker
Chief Accounting Officer

Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Robin C. Beery	Director	Kevin C. Gallagher	Director
Robin C. Beery		Kevin C. Gallagher

Greg M. Graves	Director	Alexander C. Kemper	Director
Greg M. Graves		Alexander C. Kemper

Gordon E. Lansford	Director	Timothy R. Murphy	Director
Gordon E. Lansford		Timothy R. Murphy

Kris A. Robbins	Director	L. Joshua Sosland	Director
Kris A. Robbins		L. Joshua Sosland

Dylan E. Taylor	Director	Paul Uhlmann III	Director
Dylan E. Taylor		Paul Uhlmann III

Leroy J. Williams	Director	/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer
Leroy J. Williams		J. Mariner Kemper
Attorney-in-Fact for each director