Form 10-Q
period 2018-03-31
UMB FINANCIAL CORP
filed 2018-05-03
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number001-38481

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

As of April 27, 2018, UMB Financial Corporation had 50,057,311 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Loans	$11,458,794	$11,280,513
Allowance for loan losses	(100,302)	(100,604)
Net loans	11,358,492	11,179,909
Loans held for sale	4,586	1,460
Securities:
Available for sale	6,139,346	6,258,577
Held to maturity (fair value of $1,157,627 and $1,207,447, respectively)	1,246,466	1,261,014
Trading securities	65,389	54,055
Other securities	67,408	65,897
Total investment securities	7,518,609	7,639,543
Federal funds sold and securities purchased under agreements to resell	127,208	191,601
Interest-bearing due from banks	671,163	1,351,760
Cash and due from banks	279,838	392,723
Premises and equipment, net	272,632	275,942
Accrued income	97,632	98,863
Goodwill	180,867	180,867
Other intangibles, net	18,695	20,257
Other assets	458,182	438,658
Total assets	$20,987,904	$21,771,583

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,042,719	$6,839,171
Interest-bearing demand and savings	10,188,367	9,903,565
Time deposits under $250,000	553,692	547,990
Time deposits of $250,000 or more	433,487	732,274
Total deposits	17,218,265	18,023,000
Federal funds purchased and repurchase agreements	1,354,615	1,260,704
Long-term debt	78,687	79,281
Accrued expenses and taxes	129,753	191,464
Other liabilities	39,198	35,603
Total liabilities	18,820,518	19,590,052

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 50,046,236 and 49,894,990 shares outstanding, respectively	55,057	55,057
Capital surplus	1,046,673	1,046,095
Retained earnings	1,393,485	1,338,110
Accumulated other comprehensive loss, net	(117,391)	(45,525)
Treasury stock, 5,010,494 and 5,161,740 shares, at cost, respectively	(210,438)	(212,206)
Total shareholders' equity	2,167,386	2,181,531
Total liabilities and shareholders' equity	$20,987,904	$21,771,583

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Loans	$126,134	$106,560
Securities:
Taxable interest	19,780	19,190
Tax-exempt interest	18,703	17,183
Total securities income	38,483	36,373
Federal funds and resell agreements	1,038	919
Interest-bearing due from banks	1,580	551
Trading securities	430	287
Total interest income	167,665	144,690
INTEREST EXPENSE
Deposits	13,835	5,966
Federal funds and repurchase agreements	4,732	3,469
Other	1,176	940
Total interest expense	19,743	10,375
Net interest income	147,922	134,315
Provision for loan losses	10,000	9,000
Net interest income after provision for loan losses	137,922	125,315
NONINTEREST INCOME
Trust and securities processing	44,002	42,541
Trading and investment banking	4,101	7,542
Service charges on deposit accounts	21,905	22,075
Insurance fees and commissions	301	646
Brokerage fees	6,353	5,377
Bankcard fees	18,123	17,752
Gain on sales of securities available for sale, net	139	468
Other	10,601	6,516
Total noninterest income	105,525	102,917
NONINTEREST EXPENSE
Salaries and employee benefits	107,968	103,652
Occupancy, net	10,953	10,968
Equipment	18,826	17,482
Supplies and services	3,760	4,094
Marketing and business development	5,034	4,141
Processing fees	11,161	9,199
Legal and consulting	3,844	5,050
Bankcard	4,626	4,903
Amortization of other intangible assets	1,562	2,046
Regulatory fees	2,905	3,833
Other	5,237	8,442
Total noninterest expense	175,876	173,810
Income before income taxes	67,571	54,422
Income tax expense	10,038	12,446
Income from continuing operations	57,533	41,976
Discontinued Operations
(Loss) income from discontinued operations before income taxes	(917)	2,907
Income tax (benefit) expense	(170)	702
(Loss) income from discontinued operations	(747)	2,205
NET INCOME	$56,786	$44,181

PER SHARE DATA
Basic:
Income from continuing operations	$1.16	$0.85
(Loss) income from discontinued operations	(0.01)	0.05
Net income – basic	1.15	0.90
Diluted:
Income from continuing operations	1.15	0.84
(Loss) income from discontinued operations	(0.01)	0.05
Net income - diluted	1.14	0.89
Dividends	0.290	0.255
Weighted average shares outstanding - basic	49,420,606	49,109,872
Weighted average shares outstanding - diluted	49,917,454	49,829,508

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$56,786	$44,181
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(80,662)	22,271
Less: Reclassification adjustment for gains included in net income	(139)	(468)
Change in unrealized gains and losses on debt securities during the period	(80,801)	21,803
Change in unrealized gains and losses on derivative hedges	2,202	246
Income tax benefit (expense)	19,782	(8,666)
Other comprehensive (loss) income before reclassifications	(58,817)	13,383
Amounts reclassified from accumulated other comprehensive income(1)(2)	(13,049)	—
Net current-period other comprehensive (loss) income	(71,866)	13,383
Comprehensive (loss) income	$(15,080)	$57,564

(1)	See Note 3, “New Accounting Pronouncements”, for discussion of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-01.

(2)	See Note 3, “New Accounting Pronouncements”, for discussion of the Company’s adoption of ASU No. 2018-02.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - January 1, 2017	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384
Total comprehensive income	—	—	44,181	13,383	—	57,564
Cash dividends ($0.255 per share)	—	—	(12,481)	—	—	(12,481)
Purchase of treasury stock	—	—	—	—	(4,028)	(4,028)
Issuance of equity awards	—	(4,140)	—	—	4,611	471
Recognition of equity-based compensation	—	2,861	—	—	—	2,861
Sale of treasury stock	—	150	—	—	117	267
Exercise of stock options	—	935	—	—	2,905	3,840
Balance - March 31, 2017	$55,057	$1,033,225	$1,174,587	$(44,159)	$(207,832)	$2,010,878
Balance - January 1, 2018	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531
Total comprehensive income (loss)	—	—	56,786	(71,866)	—	(15,080)
Reclassification of certain tax effects(1)	—	—	12,917	—	—	12,917
Cash dividends ($0.290 per share)	—	—	(14,473)	—	—	(14,473)
Purchase of treasury stock	—	—	—	—	(5,951)	(5,951)
Issuance of equity awards	—	(2,959)	—	—	3,454	495
Recognition of equity-based compensation	—	2,270	—	—	—	2,270
Sale of treasury stock	—	145	—	—	140	285
Exercise of stock options	—	1,122	—	—	4,125	5,247
Cumulative effect adjustments(2)	—	—	145	—	—	145
Balance - March 31, 2018	$55,057	$1,046,673	$1,393,485	$(117,391)	$(210,438)	$2,167,386

(1)	Related to the adoption of ASU No. 2018-02. See Note 3, “New Accounting Pronouncements”, for further detail.

(2)	Related to the adoption of ASU Nos. 2016-01 and 2017-12. See Note 3, “New Accounting Pronouncements”, for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$56,786	$44,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,000	9,000
Net accretion of premiums and discounts from acquisition	(10)	(838)
Depreciation and amortization	13,371	14,375
Deferred income tax benefit	(7,760)	(322)
Net increase in trading securities and other earning assets	(13,628)	(35,278)
Gains on sales of securities available for sale, net	(139)	(468)
Losses (gains) on sales of assets	142	(1,020)
Amortization of securities premiums, net of discount accretion	11,640	12,081
Originations of loans held for sale	(12,520)	(10,818)
Gains on sales of loans held for sale, net	(270)	(299)
Proceeds from sales of loans held for sale	9,664	14,462
Equity-based compensation	2,765	3,332
Net tax benefit related to equity compensation plans	1,713	1,783
Changes in:
Accrued income	1,231	2,010
Accrued expenses and taxes	(61,711)	(29,980)
Other assets and liabilities, net	8,345	(5,533)
Net cash provided by operating activities	19,619	16,668
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	21,303	16,682
Proceeds from sales of securities available for sale	41,273	86,069
Proceeds from maturities of securities available for sale	328,267	405,500
Purchases of securities held to maturity	(6,756)	(108,215)
Purchases of securities available for sale	(340,795)	(550,920)
Net increase in loans	(188,349)	(222,959)
Net decrease in fed funds sold and resell agreements	64,393	127,860
Net cash activity from acquisitions and divestitures	2,874	—
Net decrease in interest bearing balances due from other financial institutions	6,674	22,362
Purchases of premises and equipment	(8,639)	(4,985)
Proceeds from sales of premises and equipment	—	173
Net cash used in investing activities	(79,755)	(228,433)
FINANCING ACTIVITIES
Net decrease in demand and savings deposits	(511,650)	(610,428)
Net decrease in time deposits	(293,085)	(65,002)
Net increase in fed funds purchased and repurchase agreements	93,911	533,427
Repayment of long-term debt	(898)	(938)
Cash dividends paid	(14,531)	(12,710)
Proceeds from exercise of stock options and sales of treasury shares	5,532	4,107
Purchases of treasury stock	(5,951)	(4,028)
Net cash used in financing activities	(726,672)	(155,572)
Decrease in cash and cash equivalents	(786,808)	(367,337)
Cash and cash equivalents at beginning of period	1,716,262	1,063,967
Cash and cash equivalents at end of period	$929,454	$696,630
Supplemental Disclosures:
Income taxes paid	$5,972	$668
Total interest paid	19,168	10,250

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2018.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on February 22, 2018 (the Form 10-K).

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices. The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri and also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska, Oklahoma, and Texas. The Company also has offices in Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, and Wisconsin.

Until November 17, 2017, the Company owned Scout Investments, Inc. (Scout), an institutional asset-management company that offered domestic and international equity strategies. On November 17, 2017, the Company closed on the sale of Scout to Carillon Tower Advisers, Inc., a Florida corporation, for a purchase price of approximately $172.5 million, after giving effect to customary purchase price adjustments.  In accordance with Accounting Standards Codification (ASC) Topic 205-20, Discontinued Operations, the results of Scout have been presented separately as (Loss) income from discontinued operations in the Company’s Consolidated Statements of Income.

2.  Summary of Significant Accounting Policies

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

Cash and cash equivalents

Cash and cash equivalents include Cash and due from banks and amounts due from the Federal Reserve Bank (FRB).  Cash on hand, cash items in the process of collection, and amounts due from correspondent banks are included in Cash and due from banks.  Amounts due from the FRB are interest-bearing for all periods presented and are included in the Interest-bearing due from banks line on the Company’s Consolidated Balance Sheets.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2018 and March 31, 2017 (in thousands):

	March 31,
	2018	2017
Due from the FRB	$649,616	$322,959
Cash and due from banks	279,838	373,671
Cash and cash equivalents at end of period	$929,454	$696,630

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $21.5 million and $51.6 million at March 31, 2018 and March 31, 2017, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted net income per share includes the dilutive effect of 496,848 and 719,637 shares issuable upon the exercise of options granted by the Company and outstanding at March 31, 2018 and 2017, respectively.

Options issued under employee benefits plans to purchase 141,870 and 151,002 shares of common stock were outstanding at March 31, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, three of the Company’s derivatives are designated in qualifying hedging relationships. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives are recognized directly in earnings. Changes in fair value of the Company’s fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI).

3.  New Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017.  In March, April, and May 2016, the FASB issued implementation amendments to the May 2014 ASU (collectively, the amended guidance). The amended guidance affects any entity that enters into contracts with customers to transfer goods and services, unless those contracts are within the scope of other standards. The amended guidance specifically excludes interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities, and derivatives. The amended guidance permits the use of either the full retrospective approach or a modified retrospective approach. The Company adopted the amended guidance using the modified retrospective approach on January 1, 2018.  The adoption of this guidance had no impact on the Company’s Consolidated Financial Statements, except for additional financial statement disclosures.  See Note 9, “Revenue Recognition” for related disclosures.

Financial Instruments In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendment is intended to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update were adopted on January 1, 2018. Upon adoption, the Company recorded a cumulative effect adjustment to the Company’s Consolidated Balance Sheets of $132 thousand as an increase to the opening balance of total shareholders’ equity.

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

Extinguishments of Liabilities In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products.” The amendment is intended to reduce the diversity in practice related to the recognition of breakage.  Breakage refers to the portion of a prepaid stored-value product, such as a gift card, that goes unused wholly or partially for an indefinite period of time.  This amendment requires that breakage be accounted for consistent with the breakage guidance within ASU No. 2014-09, “Revenue from Contracts with Customers.” The amendments in this update were adopted January 1, 2018 in conjunction with the adoption of ASU 2014-09, and the adoption had no impact on the Company’s Consolidated Financial Statements.

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

Statement of Cash Flows In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Receipts and Cash Payments.”  This amendment adds to and clarifies existing guidance regarding the classification of certain cash receipts and payments in the statement of cash flows with the intent of reducing diversity in practice with respect to eight types of cash flows.  The amendments in this update require full retrospective adoption. The amendments in this update were adopted on January 1, 2018 and did not have an impact on the Company’s Consolidated Financial Statements.

Derivatives and Hedging In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align financial reporting for hedging activities with the economic objectives of those activities. The amendments in this update are effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted, and require the modified retrospective transition approach as of the date of adoption.  The Company early adopted ASU 2017-12 with an effective date of January 1, 2018. Upon adoption, the Company recorded a cumulative effect adjustment to the Company’s Consolidated Balance Sheets of $13 thousand as an increase to the opening balance of total shareholders’ equity.

Comprehensive Income In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted.  When deferred tax balances related to items originally recorded in AOCI are adjusted, certain tax effects become stranded in AOCI.  This amendment allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act), and requires certain disclosures about stranded tax effects.  The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption, including adoption in any interim period, is permitted.  The Company early adopted ASU 2018-02 using a security-by-security approach with an effective date of January 1, 2018. Upon adoption, the Company reclassified stranded tax effects totaling $12.9 million from AOCI to retained earnings.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$7,988	$1,508	$44,253	$53,749	$4,415,694	$4,469,443
Asset-based	—	—	—	—	345,980	345,980
Factoring	—	—	—	—	234,148	234,148
Commercial – credit card	640	54	—	694	192,042	192,736
Real estate:
Real estate – construction	195	—	—	195	789,650	789,845
Real estate – commercial	2,294	1,908	18,816	23,018	3,687,450	3,710,468
Real estate – residential	32	—	686	718	649,630	650,348
Real estate – HELOC	87	—	3,434	3,521	610,216	613,737
Consumer:
Consumer – credit card	1,914	2,138	393	4,445	225,169	229,614
Consumer – other	266	42	22	330	198,994	199,324
Leases	—	—	—	—	23,151	23,151
Total loans	$13,416	$5,650	$67,604	$86,670	$11,372,124	$11,458,794

	December 31, 2017
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$11,216	$672	$38,644	$50,532	$4,502,508	$4,553,040
Asset-based	—	—	—	—	336,614	336,614
Factoring	—	—	—	—	221,672	221,672
Commercial – credit card	387	79	—	466	171,825	172,291
Real estate:
Real estate – construction	6,666	243	93	7,002	710,847	717,849
Real estate – commercial	832	—	16,115	16,947	3,546,683	3,563,630
Real estate – residential	791	—	929	1,720	636,871	638,591
Real estate – HELOC	1,254	—	3,013	4,267	644,112	648,379
Consumer:
Consumer – credit card	2,155	2,057	312	4,524	248,173	252,697
Consumer – other	835	40	36	911	150,872	151,783
Leases	—	—	—	—	23,967	23,967
Total loans	$24,136	$3,091	$59,142	$86,369	$11,194,144	$11,280,513

The Company sold residential real estate loans with proceeds of $9.7 million and $14.5 million in the secondary market without recourse during the three months ended March 31, 2018 and March 31, 2017, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $67.6 million and $59.1 million at March 31, 2018 and December 31, 2017, respectively.  Restructured loans totaled $20.7 million and $41.0 million at March 31, 2018 and December 31, 2017, respectively.  Loans 90 days past due and still accruing interest amounted to $5.7 million and $3.1 million at March 31, 2018 and December 31, 2017, respectively. There was an insignificant amount of interest recognized on impaired loans during 2018 and 2017.

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

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality, at March 31, 2018 and December 31, 2017 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017
Non-watch list	$3,914,518	$4,048,238	$287,754	$306,899	$233,291	$220,795
Watch	206,883	162,788	—	—	—	—
Special Mention	128,015	106,638	58,226	29,715	282	47
Substandard	220,027	235,376	—	—	575	830
Total	$4,469,443	$4,553,040	$345,980	$336,614	$234,148	$221,672

	Real estate – construction		Real estate – commercial
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Non-watch list	$787,898	$716,830	$3,562,117	$3,434,982
Watch	1,725	631	74,060	50,715
Special Mention	—	—	27,843	35,940
Substandard	222	388	46,448	41,993
Total	$789,845	$717,849	$3,710,468	$3,563,630

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$192,736	$172,291	$649,662	$637,662	$610,303	$645,366
Non-performing	—	—	686	929	3,434	3,013
Total	$192,736	$172,291	$650,348	$638,591	$613,737	$648,379

	Consumer – credit card		Consumer – other		Leases
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$229,221	$252,385	$199,302	$151,747	$23,151	$23,967
Non-performing	393	312	22	36	—	—
Total	$229,614	$252,697	$199,324	$151,783	$23,151	$23,967

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,156	$9,312	$10,083	$53	$100,604
Charge-offs	(7,318)	(1,742)	(2,700)	—	(11,760)
Recoveries	471	230	757	—	1,458
Provision	6,748	1,938	1,320	(6)	10,000
Ending balance	$81,057	$9,738	$9,460	$47	$100,302
Ending balance: individually evaluated for impairment	$4,986	$127	$—	$—	$5,113
Ending balance: collectively evaluated for impairment	76,071	9,611	9,460	47	95,189
Loans:
Ending balance: loans	$5,242,307	$5,764,398	$428,938	$23,151	$11,458,794
Ending balance: individually evaluated for impairment	48,190	15,344	—	—	63,534
Ending balance: collectively evaluated for impairment	5,194,117	5,749,054	428,938	23,151	11,395,260

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$71,657	$10,569	$9,311	$112	$91,649
Charge-offs	(5,981)	(186)	(2,537)	—	(8,704)
Recoveries	698	61	619	—	1,378
Provision	6,823	68	2,117	(8)	9,000
Ending balance	$73,197	$10,512	$9,510	$104	$93,323
Ending balance: individually evaluated for impairment	8,173	67	$—	$—	8,240
Ending balance: collectively evaluated for impairment	65,024	10,445	9,510	104	85,083
Loans:
Ending balance: loans	$5,100,988	$5,262,356	$355,209	$38,683	$10,757,236
Ending balance: individually evaluated for impairment	69,314	18,136	33	—	87,483
Ending balance: collectively evaluated for impairment	5,031,674	5,244,220	355,176	38,683	10,669,753

Impaired Loans

This table provides an analysis of impaired loans by class at March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$69,419	$24,597	$23,049	$47,646	$4,986	$54,319
Asset-based	—	—	—	—	—	—
Factoring	—	544	—	544	—	687
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	108	93	—	93	—	93
Real estate – commercial	20,727	10,679	4,361	15,040	52	13,742
Real estate – residential	219	114	97	211	75	314
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	$90,473	$36,027	$27,507	$63,534	$5,113	$69,155

	As of December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$84,749	$44,525	$16,465	$60,990	$6,299	$65,385
Asset-based	—	—	—	—	—	—
Factoring	830	—	830	830	306	207
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	108	93	—	93	—	148
Real estate – commercial	16,284	7,968	4,477	12,445	3	10,506
Real estate – residential	427	321	97	418	75	221
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	8
Leases	—	—	—	—	—	—
Total	$102,398	$52,907	$21,869	$74,776	$6,683	$76,475

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

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of March 31, 2018. As of March 31, 2017 the company had $24 thousand in commitments to lend to borrowers with loan modifications classified as TDRs.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three month period ended March 31, 2018, the Company had no new TDRs.  For the three month period ended March 31, 2017, the Company had one commercial TDR with a pre- and post-modification loan balance of $7.2 million.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$40,095	$—	$(1,899)	$38,196
U.S. Agencies	3,774	—	(5)	3,769
Mortgage-backed	3,835,039	1,019	(120,665)	3,715,393
State and political subdivisions	2,415,196	3,612	(38,299)	2,380,509
Corporates	1,485	—	(6)	1,479
Total	$6,295,589	$4,631	$(160,874)	$6,139,346

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$40,092	$—	$(1,449)	$38,643
U.S. Agencies	14,762	—	(10)	14,752
Mortgage-backed	3,719,369	1,914	(72,040)	3,649,243
State and political subdivisions	2,546,517	11,965	(15,809)	2,542,673
Corporates	13,278	—	(12)	13,266
Total	$6,334,018	$13,879	$(89,320)	$6,258,577

The following table presents contractual maturity information for securities available for sale at March 31, 2018 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$306,247	$306,019
Due after 1 year through 5 years	1,064,499	1,056,930
Due after 5 years through 10 years	777,352	758,232
Due after 10 years	312,452	302,772
Total	2,460,550	2,423,953
Mortgage-backed securities	3,835,039	3,715,393
Total securities available for sale	$6,295,589	$6,139,346

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2018, proceeds from the sales of securities available for sale were $41.3 million compared to $86.1 million for the same period in 2017.  Securities transactions resulted in gross realized gains of $0.1 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. Securities transactions resulted in gross realized losses of $3 thousand for the three months ended March 31, 2018 and there were no gross realized losses for the three months ended March 31, 2017.

Securities available for sale with a fair value of $5.1 billion at March 31, 2018 and $5.7 billion at December 31, 2017 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $1.7 billion and $1.8 billion at March 31, 2018 and December 31, 2017, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$9,808	$(117)	$28,387	$(1,782)	$38,195	$(1,899)
U.S. Agencies	3,571	(5)	—	—	3,571	(5)
Mortgage-backed	2,085,580	(47,831)	1,471,848	(72,834)	3,557,428	(120,665)
State and political subdivisions	1,534,275	(21,958)	360,967	(16,341)	1,895,242	(38,299)
Corporates	1,479	(6)	—	—	1,479	(6)
Total temporarily-impaired debt securities available for sale	$3,634,713	$(69,917)	$1,861,202	$(90,957)	$5,495,915	$(160,874)

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$9,851	$(64)	$28,792	$(1,385)	$38,643	$(1,449)
U.S. Agencies	14,553	(10)	—	—	14,553	(10)
Mortgage-backed	1,990,006	(19,980)	1,562,333	(52,060)	3,552,339	(72,040)
State and political subdivisions	1,076,930	(7,325)	376,560	(8,484)	1,453,490	(15,809)
Corporates	13,266	(12)	—	—	13,266	(12)
Total temporarily-impaired debt securities available for sale	$3,104,606	$(27,391)	$1,967,685	$(61,929)	$5,072,291	$(89,320)

The unrealized losses in the Company’s investments in U.S. Treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at March 31, 2018 and December 31, 2017, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$3,883	$—	$(105)	$3,778
Due after 1 year through 5 years	106,522	258	(6,386)	100,394
Due after 5 years through 10 years	352,349	4,692	(17,169)	339,872
Due after 10 years	783,712	6,217	(76,346)	713,583
Total state and political subdivisions	$1,246,466	$11,167	$(100,006)	$1,157,627

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$2,275	$3	$(24)	$2,254
Due after 1 year through 5 years	100,648	3,111	(2,834)	100,925
Due after 5 years through 10 years	372,234	5,006	(14,117)	363,123
Due after 10 years	785,857	6,952	(51,664)	741,145
Total state and political subdivisions	$1,261,014	$15,072	$(68,639)	$1,207,447

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 31, 2018 or 2017.

Trading Securities

The net unrealized losses on trading securities at March 31, 2018 were $123 thousand. There were no net unrealized gains or losses on trading securities at March 31, 2017.  Net unrealized gains/losses are included in trading and investment banking income on the Consolidated Statements of Income. Securities sold not yet purchased totaled $9.5 million and $4.1 million at March 31, 2018 and December 31, 2017, respectively, and is classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at March 31, 2018 and December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	3	4,733	—	4,736
Other securities – non-marketable	25,888	3,522	—	29,410
Total Other securities	$59,153	$8,255	$—	$67,408

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	3	4,637	—	4,640
Other securities – non-marketable	26,606	1,389	—	27,995
Total Other securities	$59,871	$6,026	$—	$65,897

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $4.7 million at March 31, 2018 and $4.6 million at December 31, 2017.  The fair value of other non-marketable securities includes alternative investment securities of $5.5 million at March 31, 2018 and $3.4 million at December 31, 2017. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2018 and December 31, 2017 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Balances as of January 1, 2018	$59,419	$51,332	$70,116	$—	$180,867
Balances as of March 31, 2018	$59,419	$51,332	$70,116	$—	$180,867

Balances as of January 1, 2017	$59,419	$98,861	$70,116	$—	$228,396
Discontinued assets ─ goodwill and other intangibles, net	—	(47,529)	—	—	(47,529)
Balances as of December 31, 2017	$59,419	$51,332	$70,116	$—	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross carrying amount	$50,059	$71,342	$3,254	$124,655
Accumulated amortization	42,990	59,716	3,254	105,960
Net carrying amount	$7,069	$11,626	$—	$18,695

	As of December 31, 2017
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross carrying amount	$50,059	$71,342	$3,254	$124,655
Accumulated amortization	42,209	58,935	3,254	104,398
Net carrying amount	$7,850	$12,407	$—	$20,257

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2018	2017
Aggregate amortization expense	$1,562	$2,046

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2018	$4,151
For the year ending December 31, 2019	4,714
For the year ending December 31, 2020	3,759
For the year ending December 31, 2021	2,755
For the year ending December 31, 2022	1,815
For the year ending December 31, 2023	1,097

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2018, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2018
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	On Demand	2-29 Days	Over 90 Days	Total
U.S. Treasury	$—	$17,700	$—	$17,700
U.S. Agencies	—	1,302,756	3,000	1,305,756
Total repurchase agreements	$—	$1,320,456	$3,000	$1,323,456

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services (collectively, the Business Segments).  Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Previously, the Company had the following three Business Segments:  Bank, Institutional Investment Management, and Asset Servicing.  During 2017, the Company sold all of the outstanding stock of Scout, its institutional investment management subsidiary.  As the operations of Scout are included in discontinued operations, the Company no longer presents such operations as one of its business segments.  The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2018.  Previously reported results have been reclassified in this filing to conform to the current organizational structure.

The following summaries provide information about the activities of each segment:

Commercial Banking serves the commercial lending and leasing, capital markets, and treasury management needs of the Company’s mid-market businesses and governmental entities by offering various products and services. Such services include commercial loans, commercial credit cards, letters of credit, loan syndication services, consultative services, and a variety of financial options for companies that need non-traditional banking services. Capital markets services include asset-based financing, asset securitization, equity and mezzanine financing, factoring, private and public placement of senior debt, as well as merger and acquisition consulting. Treasury management services include depository services, account reconciliation services, electronic fund transfer services, controlled disbursements, lockbox services, and remote deposit capture services.

Institutional Banking is a combination of banking services, fund services, and asset management services provided to institutional clients. This segment also provides mutual fund cash management, international payments, corporate trust and escrow services, as well as correspondent banking and investment banking. Products and services include bond trading transactions, cash letter collections, investment portfolio accounting and safekeeping, reporting for asset/liability management, and Federal funds transactions. Institutional Banking also includes UMB Fund Services, which provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody and alternative investment services.

Personal Banking combines consumer services and asset management provided to personal clients. This segment combines the Company’s consumer bank with the individual investment and wealth management solutions. The range of services offered to UMB clients extends from a basic checking account to estate planning and trust services. Products and services include the Company’s bank branches, call center, internet banking and ATM network, deposit accounts, retail credit cards, private banking, installment loans, home equity lines of credit, residential mortgages, small business loans, brokerage services, and insurance services in addition to a full spectrum of investment advisory, trust, and custody services.

Healthcare Services provides healthcare payment solutions including custodial services for health savings accounts (HSAs) and private label, multipurpose debit cards to insurance carriers, third-party administrators, software companies, employers and financial institutions.

Business Segment Information

Business Segment financial results were as follows for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$91,968	$15,744	$30,920	$9,290	$147,922
Provision for loan losses	7,978	350	1,672	—	10,000
Noninterest income	20,598	45,419	30,714	8,794	105,525
Noninterest expense	62,246	46,833	54,994	11,803	175,876
Income before taxes	42,342	13,980	4,968	6,281	67,571
Income tax expense	6,284	2,080	738	936	10,038
Income from continuing operations	$36,058	$11,900	$4,230	$5,345	$57,533
Average assets	$9,785,000	$3,826,000	$4,982,000	$2,154,000	$20,747,000

	Three Months Ended March 31, 2017
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$85,390	$11,582	$30,075	$7,268	$134,315
Provision for loan losses	6,820	469	1,711	—	9,000
Noninterest income	19,206	45,666	28,536	9,509	102,917
Noninterest expense	62,750	44,778	55,997	10,285	173,810
Income before taxes	35,026	12,001	903	6,492	54,422
Income tax expense	8,007	2,734	224	1,481	12,446
Income from continuing operations	$27,019	$9,267	$679	$5,011	$41,976
Average assets	$9,611,000	$3,466,000	$5,347,000	$1,810,000	$20,234,000

9.  Revenue Recognition

As of January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers – Accounting Standards Codification Topic 606 (ASC 606) and all subsequent ASUs that modified ASC 606. The Company has elected to apply the ASU and all related ASUs using the modified retrospective approach. The implementation of the guidance had no material impact on the measurement or recognition of revenue of either current or prior periods.

The following is a description of the principal activities from which the Company generates revenue that are within the scope of ASC 606:

Trust and securities processing - Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund and alternative asset servicing.  The performance obligations related to this revenue include items such as performing full bond trustee service administration, investment advisory services, custody and record-keeping services, and fund administrative and accounting services.  These fees are part of long-term contractual agreements and the performance obligations are satisfied upon completion of service and fees are generally a fixed flat monthly rate or based on a percentage of the account’s market value per the contract with the customer.  These fees are primarily recorded within the Company’s Institutional and Personal Banking segments.

     Trading and investment banking - Trading and investment banking income consists of income earned related to the Company’s trading securities portfolio, including futures hedging, dividends, bond underwriting, and other securities incomes.  The vast majority of this revenue is recognized in accordance with ASC 320, Debt and Equity Securities, and is out of the scope of ASC 606. A portion of trading and investment banking represents fees earned for management fees, commissions, and underwriting of corporate bond issuances.  The performance obligations related to these fees include reviewing the credit worthiness of the customer, ensuring appropriate regulatory approval and participating in due diligence.  The fees are fixed per the bond prospectus and the performance obligations are satisfied upon registration approval of the bonds by the applicable regulatory agencies.  Revenue is recognized at the point in time upon completion of service and when approval is granted by the regulators.

     Service charges on deposits - Service charges on deposit accounts represent monthly analysis fees recognized for the services related to customer deposit accounts, including account maintenance and depository transactions processing fees.  Commercial Banking and Institutional Banking depository accounts charge fees in accordance with the customer’s pricing schedule while Personal Banking account holders are generally charged a flat service fee per month.  Deposit service charges for the Healthcare Services segment are priced according to either standard pricing schedules with individual account holders or according to service agreements between the Company and employer groups or third party administrators.  The Company satisfies the performance obligation related to providing depository accounts monthly as transactions are processed and deposit service charge revenue is recorded monthly.  These fees are recognized within all Business Segments.

Insurance fees and commissions – Insurance fees and commissions includes all insurance-related fees earned, including commissions for individual life, variable life, group life, health, group health, fixed annuity, and variable annuity insurance contracts. The performance obligations related to these revenues primarily represent the placement of insurance policies with the insurance company partners.  The fees are based on the contracts with insurance company partners and the performance obligations are satisfied when the terms of the policy have been agreed to and the insurance policy becomes effective.

Brokerage fees – Brokerage fees represent income earned related to providing brokerage transaction services, including commissions on equity and commodity trades, and fees for investment management, advisory and administration.  The performance obligations related to transaction services are executing the specified trade and are priced according to the customer’s fee schedule. Such income is recognized at a point in time as the trade occurs and the performance obligation is fulfilled.  The performance obligations related to investment management, advisory and administration include allocating customer assets across a wide range of mutual funds and other investments, on-going account monitoring and re-balancing of the portfolio.  These performance obligations are satisfied over time and the related revenue is calculated monthly based on the assets under management of each customer.  All material performance obligations are satisfied as of the end of each accounting period.

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.

These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended March 31, 2018 and March 31, 2017, the Company also has approximately $8.1 million and $6.8 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

Gains on sales of securities available for sale, net – In the regular course of business, the Company recognizes gains on the sale of available for sale securities. These gains are recognized in accordance with ASC 320, Debt and Equity Securities, and are outside of the scope of ASC 606.

Other income – The Company recognizes other miscellaneous income through a variety of other revenue streams, the most material of which include letter of credit fees, certain loan origination fees, gains on the sale of assets, gains and losses on equity-method investments, derivative income, and bank-owned and company-owned life insurance income.  These revenue streams are outside of the scope of ASC 606 and are recognized in accordance with the applicable U.S. GAAP.  The remainder of Other income is primarily earned through transactions with personal banking customers, including wire transfer service charges, stop payment charges, and fees for items like money orders and cashier’s checks.  The performance obligations of these types of fees are satisfied as transactions are completed and revenue is recognized upon transaction execution according to established fee schedules with the customers.

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2018.  Total receivables from revenue recognized under the scope of ASC 606 were $53.3 million and $53.5 million as of March 31, 2018 and December 31, 2017, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of revenue according to revenue stream and Business Segment for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASU 606	Total
Trust and securities processing	$—	$27,696	$16,306	$—	$—	$44,002
Trading and investment banking	—	—	—	—	4,101	4,101
Service charges on deposit accounts	7,791	7,230	2,812	4,038	34	21,905
Insurance fees and commissions	—	—	301	—	—	301
Brokerage fees	52	4,060	2,241	—	—	6,353
Bankcard fees	14,797	1,635	5,313	4,304	(7,926)	18,123
Gains on sales of securities available for sale, net	—	—	—	—	139	139
Other	454	120	906	149	8,972	10,601
Total Noninterest income	$23,094	$40,741	$27,879	$8,491	$5,320	$105,525

	Three Months Ended March 31, 2017
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASU 606	Total
Trust and securities processing	$—	$26,517	$16,024	$—	$—	$42,541
Trading and investment banking	—	505	—	—	7,037	7,542
Service charges on deposit accounts	8,021	7,355	2,865	3,804	30	22,075
Insurance fees and commissions	—	—	646	—	—	646
Brokerage fees	40	3,256	2,081	—	—	5,377
Bankcard fees	12,148	1,505	5,438	5,223	(6,562)	17,752
Gains on sales of securities available for sale, net	—	—	—	—	468	468
Other	489	163	764	76	5,024	6,516
Total Noninterest income	$20,698	$39,301	$27,818	$9,103	$5,997	$102,917

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	March 31,	December 31,
	2018	2017
Commitments to extend credit for loans (excluding credit card loans)	$6,245,306	$6,689,467
Commitments to extend credit under credit card loans	3,007,843	2,975,507
Commercial letters of credit	5,059	813
Standby letters of credit	321,748	316,054
Forward contracts	25,365	29,007
Spot foreign exchange contracts	4,575	628

11.  Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain fixed-rate assets and liabilities.  The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2018 and December 31, 2017.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2018	2017	2018	2017
Interest Rate Products:
Derivatives not designated as hedging instruments	$7,424	$10,116	$6,347	$7,326
Derivatives designated as hedging instruments	—	33	31	1,580
Total	$7,424	$10,149	$6,378	$8,906

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount.  As of March 31, 2018, the Company had one interest rate swap with a notional amount of $5.8 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of March 31, 2018, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  For derivatives designated and that qualify as cash flow hedges, the change in fair value is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2018 and 2017, the Company recognized net gains of $2.2 million and $246 thousand, respectively, in AOCI for the change in fair value of these cash flow hedges. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company does not expect to reclassify any amounts from AOCI to Interest expense during the next 12 months.  As of March 31, 2018, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 18.47 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2018, the Company had 88 interest rate swaps with an aggregate notional amount of $1.1 billion related to this program.  During the three months ended March 31, 2018 and 2017, the Company recognized net gains of $336 thousand and net losses of $348 thousand, respectively, related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Interest Rate Products
Derivatives not designated as hedging instruments	$336	$(348)
Total	$336	$(348)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$81	$(46)
Fair value adjustments on hedged items	(81)	46
Total	$—	$—

This table provides a summary of  the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives
	For the Three Months Ended
	March 31,	March 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017
Interest Rate Products
Derivatives designated as cash flow hedging instruments	$2,202	$246
Total	$2,202	$246

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $1.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2018, the Company had posted $1.0 million of collateral. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement at March 31, 2018
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$497	$497	$—	$—
U.S. Agencies	5,188	—	5,188	—
Mortgage-backed	634	—	634	—
State and political subdivisions	36,386	—	36,386	—
Corporates	8,517	8,517	—	—
Trading – other	14,167	12,262	1,905	—
Trading securities	65,389	21,276	44,113	—
U.S. Treasury	38,196	38,196	—	—
U.S. Agencies	3,769	—	3,769	—
Mortgage-backed	3,715,393	—	3,715,393	—
State and political subdivisions	2,380,509	—	2,380,509	—
Corporates	1,479	1,479	—	—
Available for sale securities	6,139,346	39,675	6,099,671	—
Company-owned life insurance	55,711	—	55,711	—
Bank-owned life insurance	267,747	—	267,747	—
Derivatives	7,424	—	7,424	—
Total	$6,535,617	$60,951	$6,474,666	$—
Liabilities
Deferred compensation	$53,125	$53,125	$—	$—
Derivatives	6,378	—	6,378	—
Securities sold not yet purchased	9,507	—	9,507	—
Total	$69,010	$53,125	$15,885	$—

	Fair Value Measurement at December 31, 2017
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$18	$18	$—	$—
U.S. Agencies	9,976	—	9,976	—
Mortgage-backed	1,949	—	1,949	—
State and political subdivisions	27,114	—	27,114	—
Corporates	1,885	1,885	—	—
Trading – other	13,113	12,434	679	—
Trading securities	54,055	14,337	39,718	—
U.S. Treasury	38,643	38,643	—	—
U.S. Agencies	14,752	—	14,752	—
Mortgage-backed	3,649,243	—	3,649,243	—
State and political subdivisions	2,542,673	—	2,542,673	—
Corporates	13,266	13,266	—	—
Available for sale securities	6,258,577	51,909	6,206,668	—
Company-owned life insurance	53,577	—	53,577	—
Bank-owned life insurance	265,823	—	265,823	—
Derivatives	10,149	—	10,149	—
Total	$6,642,181	$66,246	$6,575,935	$—
Liabilities
Deferred compensation	$50,963	$50,963	$—	$—
Derivatives	8,906	—	8,906	—
Securities sold not yet purchased	4,130	—	4,130	—
Total	$63,999	$50,963	$13,036	$—

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

Securities Available for Sale Fair values are based on quoted market prices or dealer quotes, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Prices are provided by third-party pricing services and are based on observable market inputs. On an annual basis, the Company compares a sample of these prices to other independent sources for the same securities. Additionally, throughout the year, if securities are sold, comparisons are made between the pricing services prices and the market prices at which the securities were sold.  Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing services. Based on this research, the pricing services may affirm or revise their quoted price. No significant adjustments have been made to the prices provided by the pricing services. The pricing services also provide documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate.

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

Assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement at March 31, 2018 Using
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Three Months Ended March 31
Impaired loans	$22,394	$—	$—	$22,394	$1,570
Other real estate owned	93	—	—	93	—
Total	$22,487	$—	$—	$22,487	$1,570

	Fair Value Measurement at December 31, 2017 Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$15,186	$—	$—	$15,186	$1,251
Other real estate owned	1,488	—	—	1,488	13
Total	$16,674	$—	$—	$16,674	$1,264

Valuation methods for instruments measured at fair value on a non-recurring basis

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Fair Value Measurement at March 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,078,209	$965,247	$112,962	$—	$1,078,209
Securities available for sale	6,139,346	39,675	6,099,671	—	6,139,346
Securities held to maturity	1,246,466	—	1,157,627	—	1,157,627
Trading securities	65,389	21,276	44,113	—	65,389
Other securities	67,408	—	67,408	—	67,408
Loans (exclusive of allowance for loan loss)	11,463,380	—	11,460,851	—	11,460,851
Derivatives	7,424	—	7,424	—	7,424
FINANCIAL LIABILITIES
Demand and savings deposits	16,231,085	16,231,085	—	—	16,231,085
Time deposits	987,179	—	987,179	—	987,179
Other borrowings	1,354,615	31,159	1,323,456	—	1,354,615
Long-term debt	78,687	—	78,940	—	78,940
Derivatives	6,378	—	6,378	—	6,378
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1,544
Commercial letters of credit					17
Standby letters of credit					647

	Fair Value Measurement at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,936,084	$1,749,618	$186,466	$—	$1,936,084
Securities available for sale	6,258,577	51,909	6,206,668	—	6,258,577
Securities held to maturity	1,261,014	—	1,207,447	—	1,207,447
Trading securities	54,055	14,337	39,718	—	54,055
Other securities	65,897	—	65,897	—	65,897
Loans (exclusive of allowance for loan loss)	11,281,973	—	11,318,764	—	11,318,764
Derivatives	10,149	—	10,149	—	10,149
FINANCIAL LIABILITIES
Demand and savings deposits	16,742,736	16,742,736	—	—	16,742,736
Time deposits	1,280,264	—	1,280,264	—	1,280,264
Other borrowings	1,260,704	11,334	1,249,370	—	1,260,704
Long-term debt	79,281	—	79,496	—	79,496
Derivatives	8,906	—	8,906	—	8,906
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,654
Commercial letters of credit					136
Standby letters of credit					2,514

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

Loans Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as commercial, real estate, consumer, and credit card.  Each loan category is further segmented into fixed and variable interest rate categories.  The fair value of loans are based on quoted market prices for similar instruments or estimated by discounting the future cash flows. The discount rates used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at March 31, 2018 and December 31, 2017.

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

13.  Divestitures

On November 17, 2017, the Company closed on the sale of all of the outstanding stock of Scout, an institutional investment management subsidiary, for $172.5 million in cash. The gain recorded on the disposal of Scout was $103.6 million.

This table summarizes the components of (loss) income from discontinued operations, net of taxes, for the three months ended March 31, 2018 and March 31, 2017 presented in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Total noninterest income	$—	$17,863
Total noninterest expense	917	14,956
(Loss) income from discontinued operations	(917)	2,907
Income tax (benefit) expense	(170)	702
Net (loss) income on discontinued operations	$(747)	$2,205

The components of net cash provided by operating activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months
	Ended March 31,
	2018	2017
(Loss) income from discontinued operations	$(747)	$2,205
Depreciation and amortization	—	824
Net cash provided by operating activities of discontinued operations	$(747)	$3,029

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month period ended March 31, 2018.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

From time to time the Company has made, and in the future will make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “outlook,” “forecast,” “target,” “trend,” “plan,” “goal,” or other words of comparable meaning or future-tense or conditional verbs such as “may,” “will,” “should,” “would,” or “could.” Forward-looking statements convey the Company’s expectations, intentions, or forecasts about future events, circumstances, results, or aspirations, in each case as of the date such forward-looking statements are made.

This Form 10-Q, including any information incorporated by reference in this Form 10-Q, contains forward-looking statements. The Company also may make forward-looking statements in other documents that are filed or furnished with the Securities and Exchange Commission. In addition, the Company may make forward-looking statements orally or in writing to investors, analysts, members of the media, or others.

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

•	changes in the credit, liquidity, or other condition of the Company’s customers, counterparties, or competitors;
•	the Company’s ability to effectively deal with economic, business, or market slowdowns or disruptions;
•	judicial, regulatory, or administrative investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, the Company or the financial-services industry;
•	the Company’s ability to address changing or stricter regulatory or other governmental supervision or requirements;
•	the Company’s ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or facilities, including its capacity to withstand cyber-attacks;
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

Overview

The Company focuses on the following four core strategic objectives.  Management believes these strategic objectives will guide its efforts to achieve its vision, to deliver the unparalleled customer experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the first quarter of 2018, total revenue increased 6.8 percent compared to the first quarter of 2017, while noninterest expense increased 1.2 percent.  As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the first quarter of 2018, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $13.6 million, or 10.1 percent, from the same period in 2017. The Company has shown increased net interest income through the effects of increased interest rates, the volume and mix of average earning assets, and a low cost of funds in its Consolidated Balance Sheets.  Average loan balances increased $726.4 million, or 6.9 percent compared to the same period in 2017. The funding for these assets was driven primarily by a 2.5 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, increased ten basis points compared to the same period in 2017.  The variance to the same period in 2017 is impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act. This impact is approximately eleven basis points.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company has continued to emphasize its diverse operations throughout all economic cycles.  This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates and positioned the Company to benefit in periods of growth.  Noninterest income increased $2.6 million, or 2.5 percent, to $105.5 million for the three months ended March 31, 2018, compared to the same period in 2017.  This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At March 31, 2018, noninterest income represented 41.6 percent of total revenues, compared to 43.4 percent at March 31, 2017.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At March 31, 2018, the Company had $2.2 billion in total shareholders’ equity.  This is an increase of $156.5 million, or 7.8 percent, compared to total shareholders’ equity at March 31, 2017.  At March 31, 2018, the Company had a total risk-based capital ratio of 14.45 percent.  The Company repurchased 80,307 shares of common stock at an average price of $74.11 per share during the first quarter of 2018.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2018.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income from continuing operations of $57.5 million for the three-month period ended March 31, 2018, compared to $42.0 million for the same period a year earlier.  This represents a 37.1 percent increase over the three-month period ended March 31, 2017.  Basic earnings per share from continuing operations for the first quarter of 2018 was $1.16 per share ($1.15 per share fully-diluted) compared to $0.85 per share ($0.84 per share fully-diluted) for the first quarter of 2017.  Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2018 were 1.12 and 10.80 percent, respectively, compared to 0.84 and 8.58 percent, respectively, for the three-month period ended March 31, 2017.

Net interest income for the three-month period ended March 31, 2018 increased $13.6 million, or 10.1 percent, compared to the same period in 2017.  For the three-month period ended March 31, 2018, average earning assets increased by $574.1 million, or 3.0 percent, compared to the same period in 2017.  Net interest margin, on a tax-equivalent basis, increased to 3.19 percent for the three-month period ended March 31, 2018, compared to 3.09 percent for the same period in 2017.  The variance to the same period in 2017 is impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act. This impact is approximately eleven basis points.

The provision for loan losses increased by $1.0 million to $10.0 million for the three-month period ended March 31, 2018, as compared to the same period in 2017.  This change is the result of applying the Company’s methodology for computing the allowance for loan losses.  The Company’s nonperforming loans increased $11.0 million to $67.6 million at March 31, 2018, compared to March 31, 2017, and increased $8.5 million, compared to December 31, 2017.  The allowance for loan losses as a percentage of total loans increased to 0.88 percent as of March 31, 2018, compared to 0.87 percent at March 31, 2017.  For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income increased by $2.6 million, or 2.5 percent, for the three-month period ended March 31, 2018, compared to the same period in 2017.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $2.1 million, or 1.2 percent, for the three-month period ended March 31, 2018, compared to the same period in 2017.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three-month period ended March 31, 2018 increased $13.6 million, or 10.1 percent, compared to the same period in 2017.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2018 was flat as compared to the same period in 2017.  Net interest margin for the three months ended March 31, 2018 increased by ten basis points compared to the same period in 2017.  As noted above, the variances to the same period in 2017 are impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act.  This impact is approximately eleven basis points. The changes are primarily due to favorable interest rate and volume variances on loans.  These interest rate variances have led to an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2018 as compared to results for the same period in 2017.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.50 percent for the three-month period ended March 31, 2018 and 3.11 percent for the same period in 2017.

	Three Months Ended March 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$11,286,522	4.53%	$10,560,134	4.09%
Securities:
Taxable	3,868,977	2.07	4,198,795	1.85
Tax-exempt	3,635,573	2.64	3,487,456	3.07
Total securities	7,504,550	2.35	7,686,251	2.40
Federal funds and resell agreements	160,972	2.62	238,201	1.56
Interest-bearing due from banks	431,638	1.48	309,125	0.72
Other earning assets	44,592	4.44	60,462	2.45
Total earning assets	19,428,274	3.61	18,854,173	3.31
Allowance for loan losses	(101,502)		(93,106)
Other assets	1,420,251		1,473,282
Total assets	$20,747,023		$20,234,349
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$10,707,850	0.52%	$9,644,005	0.25%
Federal funds and repurchase agreements	1,561,158	1.23	2,329,630	0.60
Borrowed funds	78,965	6.04	76,468	4.99
Total interest-bearing liabilities	12,347,973	0.65	12,050,103	0.35
Noninterest-bearing demand deposits	6,050,997		5,998,943
Other liabilities	188,456		202,248
Shareholders' equity	2,159,597		1,983,055
Total liabilities and shareholders' equity	$20,747,023		$20,234,349
Net interest spread		2.96%		2.96%
Net interest margin		3.19		3.09

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $276.2 million for the three-month period ended March 31, 2018 compared to the same period in 2017.  The benefit from interest-free funds increased by ten basis points in the three-month period due to increased yields on earning assets, offset by an increase in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2018 and 2017
	Volume	Rate	Total
Change in interest earned on:
Loans	$7,638	$11,936	$19,574
Securities:
Taxable	(1,578)	2,168	590
Tax-exempt	2,069	(549)	1,520
Federal funds sold and resell agreements	(363)	482	119
Interest-bearing due from banks	281	748	1,029
Trading	(110)	253	143
Interest income	7,937	15,038	22,975
Change in interest incurred on:
Interest-bearing deposits	724	7,145	7,869
Federal funds purchased and repurchase agreements	(1,430)	2,693	1,263
Other borrowed funds	32	204	236
Interest expense	(674)	10,042	9,368
Net interest income	$8,611	$4,996	$13,607

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2018	2017	Change
Average earning assets	$19,428,274	$18,854,173	$574,101
Interest-bearing liabilities	12,347,973	12,050,103	297,870
Interest-free funds	$7,080,301	$6,804,070	$276,231
Free funds ratio (interest free funds to average earning assets)	36.44%	36.09%	0.35%
Tax-equivalent yield on earning assets	3.61	3.31	0.30
Cost of interest-bearing liabilities	0.65	0.35	0.30
Net interest spread	2.96	2.96	—
Benefit of interest-free funds	0.23	0.13	0.10
Net interest margin	3.19%	3.09%	0.10%

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

Based on the factors above, management of the Company recorded $10.0 million as provision for loan losses for the three-month period ended March 31, 2018, compared to $9.0 million for the same period in 2017.  As illustrated in Table 3 below, the ALL increased to 0.88 percent of total loans as of March 31, 2018, compared to 0.87 percent of total loans as of the same period in 2017.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2018 and 2017, and for the year ended December 31, 2017.  Net charge-offs were $10.3 million for the three months ended March 31, 2018, compared to $7.3 million for the same period in 2017.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2018	2017	2017
Allowance-January 1	$100,604	$91,649	$91,649
Provision for loan losses	10,000	9,000	41,000
Charge-offs:
Commercial	(7,318)	(5,981)	(27,985)
Consumer:
Credit card	(2,294)	(2,337)	(8,681)
Other	(406)	(200)	(948)
Real estate	(1,742)	(186)	(992)
Total charge-offs	(11,760)	(8,704)	(38,606)
Recoveries:
Commercial	471	698	3,522
Consumer:
Credit card	445	522	1,540
Other	312	97	533
Real estate	230	61	966
Total recoveries	1,458	1,378	6,561
Net charge-offs	(10,302)	(7,326)	(32,045)
Allowance-end of period	$100,302	$93,323	$100,604
Average loans, net of unearned interest	$11,285,248	$10,558,148	$10,841,486
Loans at end of period, net of unearned interest	11,458,794	10,757,236	11,280,513
Allowance to loans at end of period	0.88%	0.87%	0.89%
Allowance as a multiple of net charge-offs	2.40x	3.14x	3.14x
Net charge-offs to:
Provision for loan losses	103.02%	81.40%	78.16%
Average loans	0.37	0.28	0.30

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates.  This income is non-credit related and not generally affected by fluctuations in interest rates.

The Company offers products and services which management believes will more closely align the customer with the Company to generate noninterest income.  The Company generates noninterest income from trust and securities processing, bankcard, brokerage, healthcare services, and treasury management.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2018	2017	18-17	18-17
Trust and securities processing	$44,002	$42,541	$1,461	3.4%
Trading and investment banking	4,101	7,542	(3,441)	(45.6)
Service charges on deposits	21,905	22,075	(170)	(0.8)
Insurance fees and commissions	301	646	(345)	(53.4)
Brokerage fees	6,353	5,377	976	18.2
Bankcard fees	18,123	17,752	371	2.1
Gains on sales of securities available for sale, net	139	468	(329)	(70.3)
Other	10,601	6,516	4,085	62.7
Total noninterest income	$105,525	$102,917	$2,608	2.5%

Noninterest income increased by $2.6 million, or 2.5 percent, during the three months ended March 31, 2018, compared to the same period in 2017.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets.  The increase in these fees for the three-month period ended March 31, 2018, compared to the same period last year, was primarily due to improvements in corporate trust and wealth management revenues.  Corporate trust revenues increased by $0.7 million, or 17.4 percent, and wealth management revenues increased $0.4 million, or 2.6 percent, compared to the same period in 2017.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended March 31, 2018 decreased $3.4 million, or 45.6 percent, compared to the same period in 2017.  A $1.8 million decrease in bond trading fees and a $1.6 million decrease in the Company’s seed investments in certain Scout funds contributed to these variances for the three-month period ended March 31, 2018.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three-month period ended March 31, 2018, increased $1.0 million, or 18.2 percent, compared to the same period in 2017.  These increases were driven by higher money market balances and the related 12b-1 fees.

During the three-month period ended March 31, 2018, $0.1 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $0.5 million for the same period in 2017.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income for the three-month period ended March 31, 2018, increased $4.1 million, or 62.7 percent, primarily driven by increases in equity earnings on alternative investments and derivative income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2018	2017	18-17	18-17
Salaries and employee benefits	$107,968	$103,652	$4,316	4.2%
Occupancy, net	10,953	10,968	(15)	(0.1)
Equipment	18,826	17,482	1,344	7.7
Supplies and services	3,760	4,094	(334)	(8.2)
Marketing and business development	5,034	4,141	893	21.6
Processing fees	11,161	9,199	1,962	21.3
Legal and consulting	3,844	5,050	(1,206)	(23.9)
Bankcard	4,626	4,903	(277)	(5.6)
Amortization of other intangible assets	1,562	2,046	(484)	(23.7)
Regulatory fees	2,905	3,833	(928)	(24.2)
Other	5,237	8,442	(3,205)	(38.0)
Total noninterest expense	$175,876	$173,810	$2,066	1.2%

Noninterest expense increased by $2.1 million, or 1.2 percent, for the three months ended March 31, 2018, compared to the same period in 2017.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $4.3 million, or 4.2 percent, for the three months ended March 31, 2018 compared to the same period in 2017.  Salaries and wages increased $2.2 million, or 3.5 percent, for the three months ended March 31, 2018, compared to the same period in 2017.  Commissions and bonuses increased $1.4 million, or 7.8 percent, for the three months ended March 31, 2018, compared to the same period in 2017.  Employee benefits expense increased $0.7 million, or 3.3 percent, for the three months ended March 31, 2018, compared to the same period in 2017.

Equipment expense increased $1.3 million, or 7.7 percent, for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to software and hardware costs related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Processing fees expense increased $2.0 million, or 21.3 percent, for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to higher processing expenses in healthcare, fund servicing, and institutional businesses.

Other noninterest expense decreased $3.2 million, or 38.0 percent, for the three months ended March 31, 2018, compared to the same period in 2017.  The decrease is primarily due to lower operating losses and losses on sales of other real estate owned.

Income Tax Expense

For the three months ended March 31, 2018, the Company’s effective tax rate decreased to 14.9 percent compared to 22.9 percent for the same period a year earlier.  The decrease is primarily a result of the Tax Act, which lowered the federal corporate income tax rate to 21 percent effective January 1, 2018.

Strategic Lines of Business

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$91,968	$85,390	$6,578	7.7%
Provision for loan losses	7,978	6,820	1,158	17.0
Noninterest income	20,598	19,206	1,392	7.2
Noninterest expense	62,246	62,750	(504)	(0.8)
Income before taxes	42,342	35,026	7,316	20.9
Income tax expense	6,284	8,007	(1,723)	(21.5)
Income from continuing operations	$36,058	$27,019	$9,039	33.5%

For the three months ended March 31, 2018, Commercial Banking income from continuing operations increased by $9.0 million, or 33.5 percent, to $36.1 million compared to the same period in 2017.  Net interest income increased $6.6 million, or 7.7 percent, for the three-month period ended March 31, 2018, compared to the same period in 2017, primarily driven by strong loan growth, increased interest rates, and earning asset mix changes.  Provision for loan losses increased by $1.2 million, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, increased impaired loans, and increased net charge-offs.  Noninterest income increased $1.4 million, or 7.2 percent, over the same period in 2017 primarily driven by an increase of $1.7 million in bankcard income driven by increased interchange. Noninterest expense decreased $0.5 million, or 0.8 percent, to $62.2 million for the three-month period ended March 31, 2018, compared to the same period in 2017.  This decrease was driven by a $1.0 million decrease in losses on sales of other real estate owned, which was partially offset by an increase of $0.5 million in salary and benefit expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$15,744	$11,582	$4,162	35.9%
Provision for loan losses	350	469	(119)	(25.4)
Noninterest income	45,419	45,666	(247)	(0.5)
Noninterest expense	46,833	44,778	2,055	4.6
Income before taxes	13,980	12,001	1,979	16.5
Income tax expense	2,080	2,734	(654)	(23.9)
Income from continuing operations	$11,900	$9,267	$2,633	28.4%

For the three months ended March 31, 2018, Institutional Banking income from continuing operations increased $2.6 million, or 28.4 percent, compared to the same period last year.  Net interest income increased $4.2 million, or 35.9 percent, compared to the same period last year, due to an increase in deposits and related increase in funds transfer pricing driven by higher interest rates.  Provision for loan losses and noninterest income remained flat, declining $0.1 million and $0.2 million, respectively.  Bond trading fees decreased $1.9 million, offset by increases in corporate trust and wealth management income of $1.2 million and brokerage fees of $0.8 million. Noninterest expense increased $2.1 million, or 4.6 percent, primarily driven by increases of $0.8 million in salary and employee benefits expense and $0.8 million in furniture and equipment expense for increases in computer and hardware costs related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$30,920	$30,075	$845	2.8%
Provision for loan losses	1,672	1,711	(39)	(2.3)
Noninterest income	30,714	28,536	2,178	7.6
Noninterest expense	54,994	55,997	(1,003)	(1.8)
Income before taxes	4,968	903	4,065	450.2
Income tax expense	738	224	514	229.5
Income from continuing operations	$4,230	$679	$3,551	523.0%

For the three months ended March 31, 2018, Personal Banking income from continuing operations increased $3.6 million, or 523.0 percent, compared to the same period last year.  Net interest income increased $0.8 million, or 2.8 percent, compared to the same period last year due to increased interest rates.  Provision for loan losses remained flat as compared to the same period last year, while noninterest income increased $2.2 million, or 7.6 percent, for the same period.  This increase is primarily driven by an increase of $2.9 million in equity earnings on alternative investments, which was partially offset by a $0.5 million decrease in bankcard fees.  Noninterest expense decreased $1.0 million, or 1.8 percent, primarily due to decreased technology, service, and overhead expenses of $0.5 million, decreased regulatory expense of $0.4 million, and decreased amortization expense of $0.2 million.

Table 9

Healthcare Services Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$9,290	$7,268	$2,022	27.8%
Provision for loan losses	—	—	—	—
Noninterest income	8,794	9,509	(715)	(7.5)
Noninterest expense	11,803	10,285	1,518	14.8
Income before taxes	6,281	6,492	(211)	(3.3)
Income tax expense	936	1,481	(545)	(36.8)
Income from continuing operations	$5,345	$5,011	$334	6.7%

For the three months ended March 31, 2018, Healthcare Services income from continuing operations increased $0.3 million, or 6.7 percent, compared to the same period last year.  Net interest income increased $2.0 million, or 27.8 percent, compared to the same period last year, due to an increase in number of accounts and deposits, coupled with increased funds transfer pricing credit on deposits.  Noninterest income declined $0.7 million, or 7.5 percent, as compared to the same period last year.  This decrease is primarily driven by decreased interchange income of $0.6 million.  Noninterest expense increased $1.5 million, or 14.8 percent, primarily due to increased salary and employee benefits expense of $0.5 million, increased supplies and services expense of $0.3 million, and increases of $0.2 million in both marketing and business development expense and processing fees.

Balance Sheet Analysis

Total assets of the Company decreased by $783.7 million, or 3.6 percent, as of March 31, 2018, compared to December 31, 2017, primarily due to a decrease in FRB account balances of $673.9 million, and a decrease in AFS securities of $119.2 million, or 1.9 percent, offset by an increase in loan balances of $178.3 million, or 1.6 percent.

Total assets of the Company increased $411.8 million, or 2.0 percent, as of March 31, 2018, compared to March 31, 2017, primarily due to an increase in loan balances of $701.6 million, or 6.5 percent, and an increase in FRB account balances of $326.7 million, which were partially offset by a decrease in AFS securities of $412.2 million, or 6.3 percent.

Table 10

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2018	2017	2017
Total assets	$20,987,904	$20,576,137	$21,771,583
Loans, net of unearned interest	11,463,380	10,759,170	11,281,973
Total investment securities	7,518,609	7,901,636	7,639,543
Interest-bearing due from banks	671,163	374,570	1,351,760
Total earning assets	19,680,058	19,138,520	20,364,273
Total deposits	17,218,265	15,895,184	18,023,000
Total borrowed funds	1,433,302	2,466,468	1,339,985

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

Actual loan balances totaled $11.5 billion as of March 31, 2018, and increased $178.3 million, or 1.6 percent, compared to December 31, 2017, and increased $701.6 million, or 6.5 percent, compared to March 31, 2017.  Compared to December 31, 2017, commercial real estate loans increased $146.8 million, or 4.1 percent, construction real estate loans increased $72.0 million, or 10.0 percent, other consumer loans increased $47.5 million, or 31.3 percent, partially offset by a decline in commercial loans of $83.6 million, or 1.8 percent.  Compared to March 31, 2017, commercial real estate loans increased $565.1 million, or 18.0 percent, asset-based loans increased $115.1 million, or 49.9 percent, other consumer loans increased $91.0 million, or 84.1 percent, factoring loans increased $75.5 million, or 47.6 percent, partially offset by a decrease in commercial loans of $86.9 million, or 1.9 percent.  The increase in total loans is driven by the Company’s focus on generating higher-yielding earning assets by shifting assets from the securities portfolio to the loan portfolio.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and held-to-maturity (HTM) securities as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $7.5 billion as of March 31, 2018, and $7.6 billion as of December 31, 2017, and comprised 38.2 percent and 37.5 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 81.7 percent of the Company’s investment securities portfolio at March 31, 2018, compared to 81.9 percent at December 31, 2017.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 54.8 months at March 31, 2018, compared to 51.7 months at December 31, 2017, and 54.9 months at March 31, 2017.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $5.1 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2018.  Of this amount, securities with a market value of $1.7 billion at March 31, 2018 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.2 billion as of March 31, 2018, a decrease of $14.5 million, or 1.2 percent, from December 31, 2017.  The average life of the HTM portfolio was 7.1 years at March 31, 2018, compared to 7.2 years at December 31, 2017.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.35 percent for the three months ended March 31, 2018, compared to 2.40 percent for the same period in 2017.

Deposits and Borrowed Funds

Deposits decreased $804.7 million, or 4.5 percent, from December 31, 2017 to March 31, 2018 and increased $1.3 billion, or 8.3 percent, from March 31, 2017 to March 31, 2018.  Total non-interest bearing deposits decreased $796.5 million, and interest-bearing deposits declined $8.3 million as compared to December 31, 2017. Total interest-bearing deposits increased $1.5 billion and noninterest-bearing deposits decreased $159.5 million from March 31, 2017.

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

Long-term debt totaled $78.7 million at March 31, 2018, compared to $79.3 million as of December 31, 2017, and $76.1 million as of March 31, 2017.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $68.6 million as of March 31, 2018.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.4 billion at March 31, 2018, $1.3 billion at December 31, 2017, and $2.4 billion at March 31, 2017. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.2 billion at March 31, 2018, a $14.1 million decrease compared to December 31, 2017, and a $156.5 million increase compared to March 31, 2017.

The Company’s Board of Directors authorized, at its April 24, 2018, April 25, 2017, and April 26, 2016 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meeting.  During the three months ended March 31, 2018 and 2017, the Company acquired 80,307 shares and 52,689 shares of its common stock under the 2017 and 2016 repurchase plans, respectively.  The Company has not made any repurchase of its securities other than through these plans.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.29 per share quarterly cash dividend payable on July 2, 2018, to shareholders of record at the close of business on June 11, 2018.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $883.0 million as of March 31, 2018.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of March 31, 2018.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is calculated as the ratio of tier 1 core capital to total average assets, less goodwill and intangibles.  The Company's capital position as of March 31, 2018 is summarized in the table below and exceeded regulatory requirements.

Table 11

	Three Months Ended
	March 31,
RATIOS	2018	2017
Common equity tier 1 capital ratio	13.36%	11.89%
Tier 1 risk-based capital ratio	13.36	11.89
Total risk-based capital ratio	14.45	12.96
Leverage ratio	10.20	9.11
Return on average assets	1.12	0.84
Return on average equity	10.80	8.58
Average equity to assets	10.41	9.80

The Company's per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2018	2017
Earnings from continuing operations basic	$1.16	$0.85
Earnings from continuing operations diluted	1.15	0.84
Cash dividends	0.290	0.255
Dividend payout ratio	25.00%	30.00%
Book value	$43.31	$40.34

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

Critical Accounting Policies and Estimates

The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for loan losses, bad debts, investments, financing operations, long-lived assets, taxes, other contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Under different assumptions or conditions, actual results may differ from the recorded estimates.

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin.  This analysis incorporates all of the Company’s assets and liabilities together with assumptions that reflect the current interest rate environment.  Through these simulations, management estimates the impact on net interest income of a 300 basis point upward or a 100 basis point downward gradual change (e.g. ramp) and immediate change (e.g. shock) of market interest rates over a two year period.  In ramp scenarios, rates change gradually for a one-year period and remain constant in year two.  In shock scenarios, rates change immediately and the change is sustained for the remainder of the two-year scenario horizon.  Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies.  Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes.  The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 12 shows the net interest income increase or decrease over the next two years as of March 31, 2018 and 2017 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 12

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	(0.7)%	1.8%	4.6%	8.2%
200	(1.7)	0.6	1.3	4.8
100	(2.7)	(0.6)	(2.0)	1.3
Static	—	—	—	—
(100)	(0.4)	(1.8)	(6.4)	(6.6)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	2.6%	4.3%	7.7%	8.9%
200	0.5	2.3	3.4	5.2
100	(1.7)	0.3	(1.0)	1.6
Static	—	—	—	—
(100)	(5.0)	(4.9)	(8.8)	(8.5)

The Company is positioned relatively neutral to changes in interest rates.  For rate ramps, net interest income is predicted to decrease slightly in year one, regardless of rates, and in year two to increase in the up 200 and 300 basis point scenarios and decrease in the up 100 basis point and down 100 basis point scenarios.  For rate shocks, net interest income increases in up 200 and 300 basis point scenarios and declines in up 100 basis point and down 100 basis point scenarios.  Increases and decreases in net interest income in rising rate scenarios are due to yields on earning assets increasing and decreasing more due to changes in market rates than the cost of paying liabilities is projected to increase or decrease.  A key assumption underlying these projections is how the Company is projected to price deposits in a rising rate environment being consistent with our history.  This conservative assumption has overstated projected interest expense as rates have risen and could continue to do so in the future.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $65.4 million as of March 31, 2018, $54.1 million as of December 31, 2017, and $75.5 million as of March 31, 2017.  Securities sold not yet purchased (i.e. short positions) totaled $9.5 million at March 31, 2018, $4.1 million as of December 31, 2017, and $22.8 million at March 31, 2017 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $11.0 million to $67.6 million at March 31, 2018, compared to March 31, 2017, and increased $8.5 million, compared to December 31, 2017.

The Company had $1.6 million, $0.2 million, and $1.5 million of other real estate owned as of March 31, 2018 and 2017, and December 31, 2017, respectively. Loans past due more than 90 days totaled $5.7 million as of March 31, 2018, compared to $3.4 million at March 31, 2017 and $3.1 million as of December 31, 2017.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $20.7 million of restructured loans at March 31, 2018, $54.1 million at March 31, 2017, and $41.0 million at December 31, 2017.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2018	2017	2017
Nonaccrual loans	$47,245	$33,759	$37,731
Restructured loans on nonaccrual	20,359	22,835	21,411
Total nonperforming loans	67,604	56,594	59,142
Other real estate owned	1,557	225	1,501
Total nonperforming assets	$69,161	$56,819	$60,643
Loans past due 90 days or more	$5,650	$3,393	$3,091
Restructured loans accruing	351	31,299	19,603
Allowance for loan losses	100,302	93,323	100,604
Ratios
Nonperforming loans as a percent of loans	0.59%	0.53%	0.52%
Nonperforming assets as a percent of loans plus other real estate owned	0.60	0.53	0.54
Nonperforming assets as a percent of total assets	0.33	0.28	0.28
Loans past due 90 days or more as a percent of loans	0.05	0.03	0.03
Allowance for loan losses as a percent of loans	0.88	0.87	0.89
Allowance for loan losses as a multiple of nonperforming loans	1.48x	1.65x	1.70x

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

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At March 31, 2018, $5.1 billion, or 83.4 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 91.3 percent, at December 31, 2017.  However of these amounts, securities with a market value of $1.7 billion at March 31, 2018 and $1.8 billion at December 31, 2017 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at March 31, 2018 was $9.6 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at March 31, 2018.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $883.0 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of March 31, 2018.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective for ensuring that SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2018.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	17,555	75.28	17,555	1,818,085
February 1 - February 28, 2018	62,752	73.78	62,752	1,755,333
March 1 - March 31, 2018	—	—	—	1,755,333
Total	80,307	$74.11	80,307

On April 25, 2017, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 24, 2018.  On April 24, 2018, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 23, 2019.  The Company has not made any repurchases other than through these plans.  All open market share purchases under the share repurchase plan are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

2.1

Stock Purchase Agreement dated April 19, 2017, by and among UMB Financial Corporation, Carillon Tower Advisers, Inc., and Raymond James Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 19, 2017 and filed with the Commission on April 20, 2017).

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2

Bylaws, amended as of October 28, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and filed with the Commission on August 2, 2016).

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

Date: May 3, 2018