Form 10-Q
period 2018-06-30
UMB FINANCIAL CORP
filed 2018-08-02
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, UMB Financial Corporation had 50,096,718 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Loans	$11,631,628	$11,280,513
Allowance for loan losses	(98,298)	(100,604)
Net loans	11,533,330	11,179,909
Loans held for sale	3,482	1,460
Securities:
Available for sale	6,011,684	6,258,577
Held to maturity (fair value of $1,103,937 and $1,207,447, respectively)	1,204,582	1,261,014
Trading securities	67,091	54,055
Other securities	66,547	65,897
Total investment securities	7,349,904	7,639,543
Federal funds sold and securities purchased under agreements to resell	70,346	191,601
Interest-bearing due from banks	113,875	1,351,760
Cash and due from banks	379,433	392,723
Premises and equipment, net	274,408	275,942
Accrued income	100,133	98,863
Goodwill	180,867	180,867
Other intangibles, net	17,210	20,257
Other assets	508,482	438,658
Total assets	$20,531,470	$21,771,583

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,994,426	$6,839,171
Interest-bearing demand and savings	9,471,698	9,903,565
Time deposits under $250,000	512,446	547,990
Time deposits of $250,000 or more	407,508	732,274
Total deposits	16,386,078	18,023,000
Federal funds purchased and repurchase agreements	1,666,158	1,260,704
Long-term debt	78,692	79,281
Accrued expenses and taxes	147,608	191,464
Other liabilities	51,122	35,603
Total liabilities	18,329,658	19,590,052

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 50,086,844 and 49,894,990 shares outstanding, respectively	55,057	55,057
Capital surplus	1,050,660	1,046,095
Retained earnings	1,434,342	1,338,110
Accumulated other comprehensive loss, net	(128,959)	(45,525)
Treasury stock, 4,969,886 and 5,161,740 shares, at cost, respectively	(209,288)	(212,206)
Total shareholders' equity	2,201,812	2,181,531
Total liabilities and shareholders' equity	$20,531,470	$21,771,583

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans	$135,150	$112,724	$261,284	$219,284
Securities:
Taxable interest	20,523	18,441	40,303	37,631
Tax-exempt interest	18,290	18,296	36,993	35,479
Total securities income	38,813	36,737	77,296	73,110
Federal funds and resell agreements	752	711	1,790	1,630
Interest-bearing due from banks	1,056	580	2,636	1,131
Trading securities	709	459	1,139	746
Total interest income	176,480	151,211	344,145	295,901
INTEREST EXPENSE
Deposits	18,334	7,835	32,169	13,801
Federal funds and repurchase agreements	6,666	4,994	11,398	8,463
Other	1,254	988	2,430	1,928
Total interest expense	26,254	13,817	45,997	24,192
Net interest income	150,226	137,394	298,148	271,709
Provision for loan losses	7,000	14,500	17,000	23,500
Net interest income after provision for loan losses	143,226	122,894	281,148	248,209
NONINTEREST INCOME
Trust and securities processing	42,845	44,811	86,847	87,352
Trading and investment banking	4,653	6,173	8,754	13,715
Service charges on deposit accounts	20,722	22,731	42,627	44,806
Insurance fees and commissions	340	513	641	1,159
Brokerage fees	6,291	5,889	12,644	11,266
Bankcard fees	17,184	20,234	35,307	37,986
Gain on sales of securities available for sale, net	228	1,280	367	1,748
Other	8,026	8,675	18,627	15,191
Total noninterest income	100,289	110,306	205,814	213,223
NONINTEREST EXPENSE
Salaries and employee benefits	104,175	102,773	212,143	206,425
Occupancy, net	10,813	11,061	21,766	22,029
Equipment	18,842	17,956	37,668	35,438
Supplies and services	4,146	4,792	7,906	8,886
Marketing and business development	6,184	5,732	11,218	9,873
Processing fees	11,537	10,743	22,698	19,942
Legal and consulting	6,460	6,467	10,304	11,517
Bankcard	4,165	5,033	8,791	9,936
Amortization of other intangible assets	1,485	1,924	3,047	3,970
Regulatory fees	3,772	4,071	6,677	7,904
Other	5,639	6,387	10,876	14,829
Total noninterest expense	177,218	176,939	353,094	350,749
Income before income taxes	66,297	56,261	133,868	110,683
Income tax expense	10,873	11,490	20,911	23,936
Income from continuing operations	55,424	44,771	112,957	86,747
Discontinued Operations
(Loss) income from discontinued operations before income taxes	—	(2,599)	(917)	308
Income tax (benefit) expense	—	(649)	(170)	53
(Loss) income from discontinued operations	—	(1,950)	(747)	255
NET INCOME	$55,424	$42,821	$112,210	$87,002

PER SHARE DATA
Basic:
Income from continuing operations	$1.12	$0.91	$2.28	$1.76
(Loss) income from discontinued operations	—	(0.04)	(0.01)	0.01
Net income – basic	1.12	0.87	2.27	1.77
Diluted:
Income from continuing operations	1.11	0.90	2.26	1.74
(Loss) income from discontinued operations	—	(0.04)	(0.01)	0.01
Net income - diluted	1.11	0.86	2.25	1.75
Dividends	0.290	0.255	0.580	0.510
Weighted average shares outstanding - basic	49,551,920	49,269,786	49,486,626	49,190,271
Weighted average shares outstanding - diluted	50,007,022	49,848,903	49,973,992	49,829,193

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$55,424	$42,821	$112,210	$87,002
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(16,020)	35,311	(96,682)	57,582
Less: Reclassification adjustment for gains included in net income	(228)	(1,280)	(367)	(1,748)
Change in unrealized gains and losses on debt securities during the period	(16,248)	34,031	(97,049)	55,834
Change in unrealized gains and losses on derivative hedges	910	(1,157)	3,112	(911)
Income tax benefit (expense)	3,770	(12,340)	23,552	(21,006)
Other comprehensive (loss) income before reclassifications	(11,568)	20,534	(70,385)	33,917
Amounts reclassified from accumulated other comprehensive income(1)(2)	—	—	(13,049)	—
Net current-period other comprehensive (loss) income	(11,568)	20,534	(83,434)	33,917
Comprehensive income	$43,856	$63,355	$28,776	$120,919

(1)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-01.

(2)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of ASU No. 2018-02.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - January 1, 2017	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384
Total comprehensive income	—	—	87,002	33,917	—	120,919
Dividends ($0.510 per share)	—	—	(25,453)	—	—	(25,453)
Purchase of treasury stock	—	—	—	—	(4,279)	(4,279)
Issuance of equity awards	—	(3,929)	—	—	4,401	472
Recognition of equity-based compensation	—	6,243	—	—	—	6,243
Sale of treasury stock	—	321	—	—	244	565
Exercise of stock options	—	1,844	—	—	8,424	10,268
Balance - June 30, 2017	$55,057	$1,037,898	$1,204,436	$(23,625)	$(202,647)	$2,071,119
Balance - January 1, 2018	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531
Total comprehensive income (loss)	—	—	112,210	(83,434)	—	28,776
Reclassification of certain tax effects(1)	—	—	12,917	—	—	12,917
Dividends ($0.580 per share)	—	—	(29,040)	—	—	(29,040)
Purchase of treasury stock	—	—	—	—	(6,211)	(6,211)
Issuance of equity awards	—	(2,457)	—	—	2,951	494
Recognition of equity-based compensation	—	5,201	—	—	—	5,201
Sale of treasury stock	—	278	—	—	275	553
Exercise of stock options	—	1,543	—	—	5,903	7,446
Cumulative effect adjustments(2)	—	—	145	—	—	145
Balance - June 30, 2018	$55,057	$1,050,660	$1,434,342	$(128,959)	$(209,288)	$2,201,812

(1)	Related to the adoption of ASU No. 2018-02. See Note 3, “New Accounting Pronouncements,” for further detail.

(2)	Related to the adoption of ASU Nos. 2016-01 and 2017-12. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$112,210	$87,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,000	23,500
Net accretion of premiums and discounts from acquisition	(184)	(1,691)
Depreciation and amortization	26,544	28,535
Deferred income tax benefit	(34,703)	(1,737)
Net increase in trading securities and other earning assets	(14,742)	(19,209)
Gains on sales of securities available for sale, net	(367)	(1,748)
Losses on sales of assets	212	19
Amortization of securities premiums, net of discount accretion	22,647	24,139
Originations of loans held for sale	(25,502)	(32,809)
Gains on sales of loans held for sale, net	(550)	(745)
Proceeds from sales of loans held for sale	24,030	35,390
Equity-based compensation	5,695	6,715
Net tax benefit related to equity compensation plans	2,059	3,100
Changes in:
Accrued income	(1,270)	(77)
Accrued expenses and taxes	(43,856)	(11,497)
Other assets and liabilities, net	9,592	(19,640)
Net cash provided by operating activities	98,815	119,247
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	66,253	32,812
Proceeds from sales of securities available for sale	41,272	271,824
Proceeds from maturities of securities available for sale	599,647	741,395
Purchases of securities held to maturity	(10,307)	(197,425)
Purchases of securities available for sale	(515,636)	(733,530)
Net increase in loans	(373,358)	(322,944)
Net decrease in fed funds sold and resell agreements	121,255	139,806
Net cash activity from acquisitions and divestitures	2,874	(1,954)
Net decrease in interest bearing balances due from other financial institutions	7,336	24,285
Purchases of premises and equipment	(22,152)	(11,323)
Proceeds from sales of premises and equipment	26	33
Proceeds from bank-owned life insurance death benefit	16	—
Net cash used in investing activities	(82,774)	(57,021)
FINANCING ACTIVITIES
Net decrease in demand and savings deposits	(1,276,612)	(572,374)
Net (decrease) increase in time deposits	(360,310)	98,426
Net increase in fed funds purchased and repurchase agreements	405,454	29,433
Repayment of long-term debt	(1,138)	(1,226)
Cash dividends paid	(29,062)	(25,456)
Proceeds from exercise of stock options and sales of treasury shares	7,999	10,833
Purchases of treasury stock	(6,211)	(4,279)
Net cash used in financing activities	(1,259,880)	(464,643)
Decrease in cash and cash equivalents	(1,243,839)	(402,417)
Cash and cash equivalents at beginning of period	1,716,262	1,063,967
Cash and cash equivalents at end of period	$472,423	$661,550
Supplemental Disclosures:
Income taxes paid	$51,701	$20,679
Total interest paid	43,901	23,633

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2018.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on February 22, 2018 (the Form 10-K).

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

Cash and cash equivalents

Cash and cash equivalents includes Cash and due from banks and amounts due from the Federal Reserve Bank (FRB).  Cash on hand, cash items in the process of collection, and amounts due from correspondent banks are included in Cash and due from banks.  Amounts due from the FRB are interest-bearing for all periods presented and are included in the Interest-bearing due from banks line on the Company’s Consolidated Balance Sheets.

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2018 and June 30, 2017 (in thousands):

	June 30,
	2018	2017
Due from the FRB	$92,990	$282,402
Cash and due from banks	379,433	379,148
Cash and cash equivalents at end of period	$472,423	$661,550

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $20.9 million and $49.7 million at June 30, 2018 and June 30, 2017, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 455,102 and 579,116 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2018 and 2017, respectively.  Diluted year-to-date net income per share includes the dilutive effect of 487,366 and 638,922 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2018 and 2017, respectively.

Options issued under employee benefits plans to purchase 137,630 and 150,739 shares of common stock were outstanding at June 30, 2018 and 2017, respectively, but were not included in the computation of quarter-to-date and year-to-date diluted earnings per share because the options were anti-dilutive.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$5,709	$819	$37,568	$44,096	$4,592,913	$4,637,009
Asset-based	—	—	—	—	368,328	368,328
Factoring	—	—	—	—	249,351	249,351
Commercial – credit card	676	36	—	712	186,379	187,091
Real estate:
Real estate – construction	—	—	—	—	789,458	789,458
Real estate – commercial	3,335	—	14,245	17,580	3,731,046	3,748,626
Real estate – residential	331	—	683	1,014	686,250	687,264
Real estate – HELOC	791	—	3,089	3,880	575,024	578,904
Consumer:
Consumer – credit card	1,875	1,856	407	4,138	223,187	227,325
Consumer – other	151	172	38	361	137,913	138,274
Leases	—	—	—	—	19,998	19,998
Total loans	$12,868	$2,883	$56,030	$71,781	$11,559,847	$11,631,628

	December 31, 2017
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$11,216	$672	$38,644	$50,532	$4,502,508	$4,553,040
Asset-based	—	—	—	—	336,614	336,614
Factoring	—	—	—	—	221,672	221,672
Commercial – credit card	387	79	—	466	171,825	172,291
Real estate:
Real estate – construction	6,666	243	93	7,002	710,847	717,849
Real estate – commercial	832	—	16,115	16,947	3,546,683	3,563,630
Real estate – residential	791	—	929	1,720	636,871	638,591
Real estate – HELOC	1,254	—	3,013	4,267	644,112	648,379
Consumer:
Consumer – credit card	2,155	2,057	312	4,524	248,173	252,697
Consumer – other	835	40	36	911	150,872	151,783
Leases	—	—	—	—	23,967	23,967
Total loans	$24,136	$3,091	$59,142	$86,369	$11,194,144	$11,280,513

The Company sold residential real estate loans with proceeds of $24.0 million and $35.4 million in the secondary market without recourse during the six months ended June 30, 2018 and June 30, 2017, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $56.0 million and $59.1 million at June 30, 2018 and December 31, 2017, respectively.  Restructured loans totaled $21.1 million and $41.0 million at June 30, 2018 and December 31, 2017, respectively.  Loans 90 days past due and still accruing interest amounted to $2.9 million and $3.1 million at June 30, 2018 and December 31, 2017, respectively. There was an insignificant amount of interest recognized on impaired loans during 2018 and 2017.

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

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality, at June 30, 2018 and December 31, 2017 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Non-watch list	$4,142,433	$4,048,238	$291,213	$306,899	$249,163	$220,795
Watch	161,466	162,788	—	—	—	—
Special Mention	117,253	106,638	77,115	29,715	188	47
Substandard	215,857	235,376	—	—	—	830
Total	$4,637,009	$4,553,040	$368,328	$336,614	$249,351	$221,672

	Real estate – construction		Real estate – commercial
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Non-watch list	$787,424	$716,830	$3,594,253	$3,434,982
Watch	1,841	631	55,776	50,715
Special Mention	—	—	34,051	35,940
Substandard	193	388	64,546	41,993
Total	$789,458	$717,849	$3,748,626	$3,563,630

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$187,091	$172,291	$686,581	$637,662	$575,815	$645,366
Non-performing	—	—	683	929	3,089	3,013
Total	$187,091	$172,291	$687,264	$638,591	$578,904	$648,379

	Consumer – credit card		Consumer – other		Leases
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$226,918	$252,385	$138,236	$151,747	$19,998	$23,967
Non-performing	407	312	38	36	—	—
Total	$227,325	$252,697	$138,274	$151,783	$19,998	$23,967

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,057	$9,738	$9,460	$47	$100,302
Charge-offs	(6,616)	(1,108)	(2,553)	—	(10,277)
Recoveries	479	73	721	—	1,273
Provision	2,171	3,523	1,312	(6)	7,000
Ending balance	$77,091	$12,226	$8,940	$41	$98,298

	Six Months Ended June 30, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,156	$9,312	$10,083	$53	$100,604
Charge-offs	(13,934)	(2,850)	(5,253)	—	(22,037)
Recoveries	950	303	1,478	—	2,731
Provision	8,919	5,461	2,632	(12)	17,000
Ending balance	$77,091	$12,226	$8,940	$41	$98,298
Ending balance: individually evaluated for impairment	$4,340	$121	$—	$—	$4,461
Ending balance: collectively evaluated for impairment	72,751	12,105	8,940	41	93,837
Loans:
Ending balance: loans	$5,441,779	$5,804,252	$365,599	$19,998	$11,631,628
Ending balance: individually evaluated for impairment	41,556	10,791	—	—	52,347
Ending balance: collectively evaluated for impairment	5,400,223	5,793,461	365,599	19,998	11,579,281

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$73,197	$10,512	$9,510	$104	$93,323
Charge-offs	(9,602)	(263)	(2,624)	—	(12,489)
Recoveries	1,631	358	474	—	2,463
Provision	11,632	1,298	1,601	(31)	14,500
Ending balance	$76,858	$11,905	$8,961	$73	$97,797

	Six Months Ended June 30, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$71,657	$10,569	$9,311	$112	$91,649
Charge-offs	(15,583)	(449)	(5,161)	—	(21,193)
Recoveries	2,329	419	1,093	—	3,841
Provision	18,455	1,366	3,718	(39)	23,500
Ending balance	$76,858	$11,905	$8,961	$73	$97,797
Ending balance: individually evaluated for impairment	$8,362	$74	$—	$—	$8,436
Ending balance: collectively evaluated for impairment	68,496	11,831	8,961	73	89,361
Loans:
Ending balance: loans	$5,208,864	$5,243,881	$368,029	$27,804	$10,848,578
Ending balance: individually evaluated for impairment	68,359	9,086	—	—	77,445
Ending balance: collectively evaluated for impairment	5,140,505	5,234,795	368,029	27,804	10,771,133

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$76,063	$27,143	$14,413	$41,556	$4,340	$50,064
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	458
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	108	93	—	93	—	93
Real estate – commercial	17,261	10,183	216	10,399	45	12,628
Real estate – residential	311	203	96	299	76	309
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	$93,743	$37,622	$14,725	$52,347	$4,461	$63,552

	As of December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$84,749	$44,525	$16,465	$60,990	$6,299	$65,385
Asset-based	—	—	—	—	—	—
Factoring	830	—	830	830	306	207
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	108	93	—	93	—	148
Real estate – commercial	16,284	7,968	4,477	12,445	3	10,506
Real estate – residential	427	321	97	418	75	221
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	8
Leases	—	—	—	—	—	—
Total	$102,398	$52,907	$21,869	$74,776	$6,683	$76,475

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

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of June 30, 2018. As of June 30, 2017 the Company had $1.6 million in commitments to lend to borrowers with loan modifications classified as TDRs.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three and six month periods ended June 30, 2018, the Company had one commercial TDR with a pre-modification loan balance of $6.2 million and a post-modification loan balance of $6.1 million, and one residential real estate TDR with a pre-modification loan balance of $93 thousand and a post-modification loan balance of $92 thousand. For the three month period ended June 30, 2017, the Company had no new TDRs.  For the six month period ended June 30, 2017, the Company had one commercial TDR with a pre- and post-modification loan balance of $7.2 million.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$40,098	$—	$(2,008)	$38,090
U.S. Agencies	200	—	(2)	198
Mortgage-backed	3,809,164	819	(137,027)	3,672,956
State and political subdivisions	2,333,242	3,291	(37,561)	2,298,972
Corporates	1,470	—	(2)	1,468
Total	$6,184,174	$4,110	$(176,600)	$6,011,684

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$40,092	$—	$(1,449)	$38,643
U.S. Agencies	14,762	—	(10)	14,752
Mortgage-backed	3,719,369	1,914	(72,040)	3,649,243
State and political subdivisions	2,546,517	11,965	(15,809)	2,542,673
Corporates	13,278	—	(12)	13,266
Total	$6,334,018	$13,879	$(89,320)	$6,258,577

The following table presents contractual maturity information for securities available for sale at June 30, 2018 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$325,043	$324,844
Due after 1 year through 5 years	999,207	992,435
Due after 5 years through 10 years	750,393	730,715
Due after 10 years	300,367	290,734
Total	2,375,010	2,338,728
Mortgage-backed securities	3,809,164	3,672,956
Total securities available for sale	$6,184,174	$6,011,684

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2018, proceeds from the sales of securities available for sale were $41.3 million compared to $271.8 million for the same period in 2017.  Securities transactions resulted in gross realized gains of $370 thousand and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. Securities transactions resulted in gross realized losses of $3 thousand for the six months ended June 30, 2018 and there were no gross realized losses for the six months ended June 30, 2017.

Securities available for sale with a fair value of $5.0 billion at June 30, 2018 and $5.7 billion at December 31, 2017 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $1.6 billion and $1.8 billion at June 30, 2018 and December 31, 2017, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$9,802	$(134)	$28,288	$(1,874)	$38,090	$(2,008)
U.S. Agencies	198	(2)	—	—	198	(2)
Mortgage-backed	2,143,258	(57,180)	1,407,240	(79,847)	3,550,498	(137,027)
State and political subdivisions	1,488,089	(20,901)	341,027	(16,660)	1,829,116	(37,561)
Corporates	1,468	(2)	—	—	1,468	(2)
Total temporarily-impaired debt securities available for sale	$3,642,815	$(78,219)	$1,776,555	$(98,381)	$5,419,370	$(176,600)

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$9,851	$(64)	$28,792	$(1,385)	$38,643	$(1,449)
U.S. Agencies	14,553	(10)	—	—	14,553	(10)
Mortgage-backed	1,990,006	(19,980)	1,562,333	(52,060)	3,552,339	(72,040)
State and political subdivisions	1,076,930	(7,325)	376,560	(8,484)	1,453,490	(15,809)
Corporates	13,266	(12)	—	—	13,266	(12)
Total temporarily-impaired debt securities available for sale	$3,104,606	$(27,391)	$1,967,685	$(61,929)	$5,072,291	$(89,320)

The unrealized losses in the Company’s investments in U.S. Treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at June 30, 2018 and December 31, 2017, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$6,919	$—	$(52)	$6,867
Due after 1 year through 5 years	106,654	226	(9,188)	97,692
Due after 5 years through 10 years	349,733	3,376	(20,134)	332,975
Due after 10 years	741,276	5,280	(80,153)	666,403
Total state and political subdivisions	$1,204,582	$8,882	$(109,527)	$1,103,937

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$2,275	$3	$(24)	$2,254
Due after 1 year through 5 years	100,648	3,111	(2,834)	100,925
Due after 5 years through 10 years	372,234	5,006	(14,117)	363,123
Due after 10 years	785,857	6,952	(51,664)	741,145
Total state and political subdivisions	$1,261,014	$15,072	$(68,639)	$1,207,447

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2018 or 2017.

Trading Securities

There were net unrealized gains on trading securities of $36 thousand at June 30, 2018, and net unrealized losses on trading securities of $67 thousand at June 30, 2017.  Net unrealized gains/losses are included in Trading and investment banking income on the Consolidated Statements of Income. Securities sold not yet purchased totaled $16.8 million and $4.1 million at June 30, 2018 and December 31, 2017, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at June 30, 2018 and December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	5,018	—	5,018
Other securities – non-marketable	25,532	3,187	(452)	28,267
Total Other securities	$58,794	$8,205	$(452)	$66,547

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	3	4,637	—	4,640
Other securities – non-marketable	26,606	1,389	—	27,995
Total Other securities	$59,871	$6,026	$—	$65,897

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $5.0 million at June 30, 2018 and $4.6 million at December 31, 2017.  The fair value of other non-marketable securities includes alternative investment securities of $4.8 million at June 30, 2018 and $3.4 million at December 31, 2017. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2018 and December 31, 2017 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Balances as of January 1, 2018	$59,419	$51,332	$70,116	$—	$180,867
Balances as of June 30, 2018	$59,419	$51,332	$70,116	$—	$180,867

Balances as of January 1, 2017	$59,419	$98,861	$70,116	$—	$228,396
Discontinued assets ─ goodwill and other intangibles, net	—	(47,529)	—	—	(47,529)
Balances as of December 31, 2017	$59,419	$51,332	$70,116	$—	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross carrying amount	$50,059	$71,342	$3,254	$124,655
Accumulated amortization	43,728	60,463	3,254	107,445
Net carrying amount	$6,331	$10,879	$—	$17,210

	As of December 31, 2017
	Core Deposit Intangible Assets	Customer Relationships	Other Intangible Assets	Total
Gross carrying amount	$50,059	$71,342	$3,254	$124,655
Accumulated amortization	42,209	58,935	3,254	104,398
Net carrying amount	$7,850	$12,407	$—	$20,257

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Aggregate amortization expense	$1,485	$1,924	$3,047	$3,970

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2018	$2,666
For the year ending December 31, 2019	4,714
For the year ending December 31, 2020	3,759
For the year ending December 31, 2021	2,755
For the year ending December 31, 2022	1,815
For the year ending December 31, 2023	1,097

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2018, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2018
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	On Demand	2-29 Days	Over 90 Days	Total
U.S. Treasury	$—	$15,755	$—	$15,755
U.S. Agencies	—	1,267,219	4,500	1,271,719
Total repurchase agreements	$—	$1,282,974	$4,500	$1,287,474

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services (collectively, the Business Segments).  Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Previously, the Company had the following three Business Segments:  Bank, Institutional Investment Management, and Asset Servicing.  During 2017, the Company sold all of the outstanding stock of Scout, its institutional investment management subsidiary.  As the operations of Scout are included in discontinued operations, the Company no longer presents such operations as one of its business segments.  The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods.  For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2018.  Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

	Three Months Ended June 30, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$93,011	$16,279	$31,111	$9,825	$150,226
Provision for loan losses	5,139	322	1,539	—	7,000
Noninterest income	19,178	43,411	28,720	8,980	100,289
Noninterest expense	62,859	47,551	54,259	12,549	177,218
Income before taxes	44,191	11,817	4,033	6,256	66,297
Income tax expense	7,246	1,939	662	1,026	10,873
Income from continuing operations	$36,945	$9,878	$3,371	$5,230	$55,424
Average assets	$9,740,000	$3,934,000	$4,799,000	$2,147,000	$20,620,000

	Three Months Ended June 30, 2017
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$86,810	$12,415	$30,615	$7,554	$137,394
Provision for loan losses	12,114	320	2,066	—	14,500
Noninterest income	21,714	48,161	31,135	9,296	110,306
Noninterest expense	62,545	46,610	56,516	11,268	176,939
Income before taxes	33,865	13,646	3,168	5,582	56,261
Income tax expense	7,188	3,137	106	1,059	11,490
Income from continuing operations	$26,677	$10,509	$3,062	$4,523	$44,771
Average assets	$9,842,000	$3,316,000	$5,293,000	$1,864,000	$20,315,000

	Six Months Ended June 30, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$185,006	$32,023	$62,003	$19,116	$298,148
Provision for loan losses	13,117	672	3,211	—	17,000
Noninterest income	39,775	88,830	59,434	17,775	205,814
Noninterest expense	125,131	94,383	109,225	24,355	353,094
Income before taxes	86,533	25,798	9,001	12,536	133,868
Income tax expense	13,516	4,030	1,406	1,959	20,911
Income from continuing operations	$73,017	$21,768	$7,595	$10,577	$112,957
Average assets	$9,765,000	$3,882,000	$4,885,000	$2,151,000	$20,683,000

	Six Months Ended June 30, 2017
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$172,108	$23,971	$60,809	$14,821	$271,709
Provision for loan losses	18,934	789	3,777	—	23,500
Noninterest income	40,919	93,828	59,671	18,805	213,223
Noninterest expense	125,202	91,362	112,632	21,553	350,749
Income before taxes	68,891	25,648	4,071	12,073	110,683
Income tax expense	14,870	5,456	1,015	2,595	23,936
Income from continuing operations	$54,021	$20,192	$3,056	$9,478	$86,747
Average assets	$9,730,000	$3,391,000	$5,317,000	$1,837,000	$20,275,000

9.  Revenue Recognition

As of January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers – ASC 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the ASU and all related ASUs using the modified retrospective approach. The implementation of the guidance had no material impact on the measurement or recognition of revenue of either current or prior periods.

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended June 30, 2018 and June 30, 2017, the Company also has approximately $9.0 million and $5.3 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  For the six months ended June 30, 2018 and June 30, 2017, the Company also has approximately $17.1 million and $12.1 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2018.  Total receivables from revenue recognized under the scope of ASC 606 were $54.8 million and $53.5 million as of June 30, 2018 and December 31, 2017, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of revenue according to revenue stream and Business Segment for the three and six months ended June 30, 2018 and June 30, 2017.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2018 and previously reported results have been reclassified in this filing to confirm to the current organizational structure.  Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASU 606	Total
Trust and securities processing	$—	$26,846	$15,999	$—	$—	$42,845
Trading and investment banking	—	—	—	—	4,653	4,653
Service charges on deposit accounts	7,624	5,808	2,777	4,478	35	20,722
Insurance fees and commissions	—	—	340	—	—	340
Brokerage fees	49	3,975	2,267	—	—	6,291
Bankcard fees	15,025	1,420	5,584	4,042	(8,887)	17,184
Gains on sales of securities available for sale, net	—	—	—	—	228	228
Other	678	136	879	186	6,147	8,026
Total Noninterest income	$23,376	$38,185	$27,846	$8,706	$2,176	$100,289

	Three Months Ended June 30, 2017
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASU 606	Total
Trust and securities processing	$—	$27,962	$16,849	$—	$—	$44,811
Trading and investment banking	—	169	—	—	6,004	6,173
Service charges on deposit accounts	8,083	7,494	2,864	4,260	30	22,731
Insurance fees and commissions	—	—	513	—	—	513
Brokerage fees	36	3,703	2,147	3	—	5,889
Bankcard fees	13,416	1,583	5,902	4,490	(5,157)	20,234
Gains on sales of securities available for sale, net	—	—	—	—	1,280	1,280
Other	1,507	151	708	93	6,216	8,675
Total Noninterest income	$23,042	$41,062	$28,983	$8,846	$8,373	$110,306

	Six Months Ended June 30, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASU 606	Total
Trust and securities processing	$—	$54,542	$32,305	$—	$—	$86,847
Trading and investment banking	—	—	—	—	8,754	8,754
Service charges on deposit accounts	15,415	13,038	5,589	8,516	69	42,627
Insurance fees and commissions	—	—	641	—	—	641
Brokerage fees	101	8,036	4,507	—	—	12,644
Bankcard fees	29,822	3,055	10,897	8,346	(16,813)	35,307
Gains on sales of securities available for sale, net	—	—	—	—	367	367
Other	1,133	255	1,785	335	15,119	18,627
Total Noninterest income	$46,471	$78,926	$55,724	$17,197	$7,496	$205,814

	Six Months Ended June 30, 2017
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASU 606	Total
Trust and securities processing	$—	$54,479	$32,873	$—	$—	$87,352
Trading and investment banking	—	674	—	—	13,041	13,715
Service charges on deposit accounts	16,103	14,849	5,729	8,065	60	44,806
Insurance fees and commissions	—	—	1,159	—	—	1,159
Brokerage fees	76	6,959	4,228	3	—	11,266
Bankcard fees	25,564	3,088	11,340	9,712	(11,718)	37,986
Gains on sales of securities available for sale, net	—	—	—	—	1,748	1,748
Other	1,996	314	1,472	169	11,240	15,191
Total Noninterest income	$43,739	$80,363	$56,801	$17,949	$14,371	$213,223

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	June 30,	December 31,
	2018	2017
Commitments to extend credit for loans (excluding credit card loans)	$6,146,143	$6,689,467
Commitments to extend credit under credit card loans	3,053,379	2,975,507
Commercial letters of credit	4,987	813
Standby letters of credit	330,478	316,054
Forward contracts	33,575	29,007
Spot foreign exchange contracts	665	628

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2018 and December 31, 2017.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2018	2017	2018	2017
Interest Rate Products:
Derivatives not designated as hedging instruments	$2,855	$10,116	$7,970	$7,326
Derivatives designated as hedging instruments	115	33	—	1,580
Total	$2,970	$10,149	$7,970	$8,906

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount.  As of June 30, 2018, the Company had one interest rate swap with a notional amount of $5.7 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of June 30, 2018, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  For derivatives designated and that qualify as cash flow hedges, the change in fair value is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three and six months ended June 30, 2018, the Company recognized net gains of $910 thousand and $3.1 million, respectively, in AOCI for the change in fair value of these cash flow hedges.  During the three and six months ended June 30, 2017, the Company recognized net losses of $1.2 million and $911 thousand, respectively, in AOCI for the change in fair value of these cash flow hedges. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects to reclassify $7 thousand from AOCI to Interest expense during the next 12 months.  As of June 30, 2018, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 18.22 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2018, the Company had 96 interest rate swaps with an aggregate notional amount of $1.1 billion related to this program.  During the three and six months ended June 30, 2018, the Company recognized net gains of $137 thousand and $473 thousand, respectively, related to changes in fair value of these swaps.  During the three and six months ended June 30, 2017, the Company recognized net losses of $168 thousand and $516 thousand, respectively, related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Interest Rate Products
Derivatives not designated as hedging instruments	$137	$(168)	$473	$(516)
Total	$137	$(168)	$473	$(516)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$53	$(86)	$134	$(132)
Fair value adjustments on hedged items	(49)	88	(130)	134
Total	$4	$2	$4	$2

This table provides a summary of  the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Interest Rate Products
Derivatives designated as cash flow hedging instruments	$910	$(1,157)	$3,112	$(911)
Total	$910	$(1,157)	$3,112	$(911)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2018, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $154 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2018, the Company had posted $1.0 million of collateral. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement at June 30, 2018
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$338	$338	$—	$—
U.S. Agencies	2,088	—	2,088	—
State and political subdivisions	41,308	—	41,308	—
Corporates	10,138	10,138	—	—
Trading – other	13,219	12,464	755	—
Trading securities	67,091	22,940	44,151	—
U.S. Treasury	38,090	38,090	—	—
U.S. Agencies	198	—	198	—
Mortgage-backed	3,672,956	—	3,672,956	—
State and political subdivisions	2,298,972	—	2,298,972	—
Corporates	1,468	1,468	—	—
Available for sale securities	6,011,684	39,558	5,972,126	—
Company-owned life insurance	56,770	—	56,770	—
Bank-owned life insurance	269,703	—	269,703	—
Derivatives	2,970	—	2,970	—
Total	$6,408,218	$62,498	$6,345,720	$—
Liabilities
Deferred compensation	$53,084	$53,084	$—	$—
Derivatives	7,970	—	7,970	—
Securities sold not yet purchased	16,834	—	16,834	—
Total	$77,888	$53,084	$24,804	$—

	Fair Value Measurement at December 31, 2017
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$18	$18	$—	$—
U.S. Agencies	9,976	—	9,976	—
Mortgage-backed	1,949	—	1,949	—
State and political subdivisions	27,114	—	27,114	—
Corporates	1,885	1,885	—	—
Trading – other	13,113	12,434	679	—
Trading securities	54,055	14,337	39,718	—
U.S. Treasury	38,643	38,643	—	—
U.S. Agencies	14,752	—	14,752	—
Mortgage-backed	3,649,243	—	3,649,243	—
State and political subdivisions	2,542,673	—	2,542,673	—
Corporates	13,266	13,266	—	—
Available for sale securities	6,258,577	51,909	6,206,668	—
Company-owned life insurance	53,577	—	53,577	—
Bank-owned life insurance	265,823	—	265,823	—
Derivatives	10,149	—	10,149	—
Total	$6,642,181	$66,246	$6,575,935	$—
Liabilities
Deferred compensation	$50,963	$50,963	$—	$—
Derivatives	8,906	—	8,906	—
Securities sold not yet purchased	4,130	—	4,130	—
Total	$63,999	$50,963	$13,036	$—

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

Assets measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement at June 30, 2018 Using
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Six Months Ended June 30
Impaired loans	$10,264	$—	$—	$10,264	$2,222
Other real estate owned	3,683	—	—	3,683	—
Total	$13,947	$—	$—	$13,947	$2,222

	Fair Value Measurement at December 31, 2017 Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$15,186	$—	$—	$15,186	$1,251
Other real estate owned	1,488	—	—	1,488	13
Total	$16,674	$—	$—	$16,674	$1,264

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	Fair Value Measurement at June 30, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$563,654	$508,224	$55,430	$—	$563,654
Securities available for sale	6,011,684	39,558	5,972,126	—	6,011,684
Securities held to maturity	1,204,582	—	1,103,937	—	1,103,937
Trading securities	67,091	22,940	44,151	—	67,091
Other securities	66,547	—	66,547	—	66,547
Loans (exclusive of allowance for loan loss)	11,635,110	—	11,660,240	—	11,660,240
Derivatives	2,970	—	2,970	—	2,970
FINANCIAL LIABILITIES
Demand and savings deposits	15,466,124	15,466,124	—	—	15,466,124
Time deposits	919,954	—	919,954	—	919,954
Other borrowings	1,666,158	378,684	1,287,474	—	1,666,158
Long-term debt	78,692	—	78,984	—	78,984
Derivatives	7,970	—	7,970	—	7,970
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2,691
Commercial letters of credit					35
Standby letters of credit					1,291

	Fair Value Measurement at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,936,084	$1,749,618	$186,466	$—	$1,936,084
Securities available for sale	6,258,577	51,909	6,206,668	—	6,258,577
Securities held to maturity	1,261,014	—	1,207,447	—	1,207,447
Trading securities	54,055	14,337	39,718	—	54,055
Other securities	65,897	—	65,897	—	65,897
Loans (exclusive of allowance for loan loss)	11,281,973	—	11,318,764	—	11,318,764
Derivatives	10,149	—	10,149	—	10,149
FINANCIAL LIABILITIES
Demand and savings deposits	16,742,736	16,742,736	—	—	16,742,736
Time deposits	1,280,264	—	1,280,264	—	1,280,264
Other borrowings	1,260,704	11,334	1,249,370	—	1,260,704
Long-term debt	79,281	—	79,496	—	79,496
Derivatives	8,906	—	8,906	—	8,906
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,654
Commercial letters of credit					136
Standby letters of credit					2,514

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at June 30, 2018 and December 31, 2017.

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

This table summarizes the components of (loss) income from discontinued operations, net of taxes, for the three and six months ended June 30, 2018 and June 30, 2017 presented in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total noninterest income	$—	$17,856	$—	$35,719
Total noninterest expense	—	20,455	917	35,411
(Loss) income from discontinued operations	—	(2,599)	(917)	308
Income tax (benefit) expense	—	(649)	(170)	53
Net (loss) income on discontinued operations	$—	$(1,950)	$(747)	$255

The components of net cash provided by operating activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	For the Six Months Ended
	June 30, 2018	June 30, 2017
(Loss) income from discontinued operations	$(747)	$255
Depreciation and amortization	—	1,647
Net cash provided by operating activities of discontinued operations	$(747)	$1,902

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six-month periods ended June 30, 2018.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the three-month period ended June 30, 2018, total revenue increased 1.1 percent compared to the same period in 2017, while noninterest expense increased 0.2 percent.  As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the three-month period ended June 30, 2018, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $12.8 million, or 9.3 percent, from the same period in 2017. The Company has shown increased net interest income through the effects of increased interest rates, the volume and mix of average earning assets, and a low cost of funds in its Consolidated Balance Sheets.  Average loan balances increased $632.4 million, or 5.8 percent, compared to the same period in 2017. The funding for these assets was driven primarily by a 3.3 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, increased 12 basis points compared to the same period in 2017.  The variance to the same period in 2017 is impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act. This impact was approximately 11 basis points.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company has continued to emphasize its diverse operations throughout all economic cycles.  This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates and positioned the Company to benefit in periods of growth.  Noninterest income decreased $10.0 million, or 9.1 percent, to $100.3 million for the three-month period ended June 30, 2018, compared to the same period in 2017.  This decline was driven by a combination of lower market-driven revenues such as bond trading income, customer and contract re-pricings in our institutional and asset servicing businesses, as well as an increase in card-based rewards and rebates expenses recorded as contra-revenues from low levels in the prior year. This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At June 30, 2018, noninterest income represented 40.0 percent of total revenues, compared to 44.5 percent at June 30, 2017.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At June 30, 2018, the Company had $2.2 billion in total shareholders’ equity.  This is an increase of $130.7 million, or 6.3 percent, compared to total shareholders’ equity at June 30, 2017.  At June 30, 2018, the Company had a total risk-based capital ratio of 14.63 percent.  The Company repurchased 3,373 shares of common stock at an average price of $77.04 per share during the three-month period ended June 30, 2018.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2018.  The changes identified in the summary are explained in greater detail below.  The Company recorded income from continuing operations of $55.4 million for the three-month period ended June 30, 2018, compared to $44.8 million for the same period a year earlier.  This represents a 23.8 percent increase over the three-month period ended June 30, 2017.  Basic earnings per share from continuing operations for the three-month period ended June 30, 2018 was $1.12 per share ($1.11 per share fully-diluted) compared to $0.91 per share ($0.90 per share fully-diluted) for the three-month period ended June 30, 2017.  Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2018 were 1.08 and 10.18 percent, respectively, compared to 0.88 and 8.69 percent, respectively, for the three-month period ended June 30, 2017.

The Company recorded net income from continuing operations of $113.0 million for the six-month period ended June 30, 2018, compared to $86.7 million for the same period a year earlier. This represents a 30.2 percent increase over the six-month period ended June 30, 2017. Basic earnings per share from continuing operations for the six-month period ended June 30, 2018 were $2.28 per share ($2.26 per share fully-diluted) compared to $1.76 per share ($1.74 per share fully-diluted) for the same period in 2017. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2018 were 1.10 and 10.49 percent, respectively, compared to 0.86 and 8.64 percent for the same period in 2017.

Net interest income for the three and six-month periods ended June 30, 2018 increased $12.8 million, or 9.3 percent, and $26.4 million, or 9.7 percent, respectively, compared to the same periods in 2017.  For the three-month period ended June 30, 2018, average earning assets increased by $276.4 million, or 1.5 percent, and for the six-month period ended June 30, 2018, they increased by $424.4 million, or 2.2 percent, compared to the same periods in 2017.  Net interest margin, on a tax-equivalent basis, increased to 3.24 percent and 3.22 percent for the three and six-month periods ended June 30, 2018, respectively, compared to 3.12 percent and 3.10 percent, respectively, for the same periods in 2017.  The variance to the same period in 2017 is impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act. This impact is approximately 11 basis points.

The provision for loan losses decreased by $7.5 million to $7.0 million for the three-month period ended June 30, 2018, and decreased by $6.5 million to $17.0 million for the six-month period ended June 30, 2018, compared to the same periods in 2017.  This change is the result of applying the Company’s methodology for computing the allowance for loan losses, which considers the inherent risk in the loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  The Company’s nonperforming loans increased $4.6 million to $56.0 million at June 30, 2018, compared to June 30, 2017, but decreased $3.1 million, compared to December 31, 2017.  The allowance for loan losses as a percentage of total loans decreased to 0.85 percent as of June 30, 2018, compared to 0.90 percent at June 30, 2017.  For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income decreased by $10.0 million, or 9.1 percent, for the three-month period ended June 30, 2018, and decreased by $7.4 million, or 3.5 percent, for the six-month period ended June 30, 2018, compared to the same periods in 2017.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $0.3 million, or 0.2 percent, for the three-month period ended June 30, 2018, and increased by $2.3 million, or 0.7 percent, for the six-month period ended June 30, 2018, compared to the same periods in 2017.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Net interest income for the three and six-month periods ended June 30, 2018 increased $12.8 million, or 9.3 percent, and $26.4 million, or 9.7 percent, respectively, compared to the same periods in 2017.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three-month period ended June 30, 2018 was flat as compared to the same period in 2017.  Net interest margin for the three-month period ended June 30, 2018 increased by 12 basis points compared to the same period in 2017.  Net interest spread for the six-month period ended June 30, 2018 was flat as compared to the same period in 2017.  Net interest margin for the six-month period ended June 30, 2018 increased by 12 basis points compared to the same period in 2017.  As noted above, the variances to the same periods in 2017 are impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act.  This impact is approximately 11 basis points. The changes are primarily due to favorable interest rate and volume variances on loans.  These interest rate variances have led to an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2018 as compared to results for the same period in 2017.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.69 percent for the three-month period ended June 30, 2018 and 3.20 percent for the same period in 2017.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.59 percent for the six-month period ended June 30, 2018 and 3.16 percent for the same period in 2017.

	Three Months Ended June 30,
	2018		2017
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$11,444,448	4.74%	$10,812,058	4.18%
Securities:
Taxable	3,862,378	2.13	3,997,904	1.85
Tax-exempt	3,492,647	2.66	3,640,336	3.09
Total securities	7,355,025	2.38	7,638,240	2.44
Federal funds and resell agreements	107,343	2.81	150,745	1.89
Interest-bearing due from banks	252,292	1.68	252,169	0.92
Other earning assets	45,538	6.83	75,075	2.96
Total earning assets	19,204,646	3.79	18,928,287	3.41
Allowance for loan losses	(101,801)		(95,410)
Other assets	1,516,801		1,482,040
Total assets	$20,619,646		$20,314,917
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$10,800,015	0.68%	$9,734,166	0.32%
Federal funds and repurchase agreements	1,737,383	1.54	2,400,181	0.83
Borrowed funds	78,583	6.40	75,953	5.22
Total interest-bearing liabilities	12,615,981	0.83	12,210,300	0.45
Noninterest-bearing demand deposits	5,666,364		5,837,602
Other liabilities	152,491		199,386
Shareholders' equity	2,184,810		2,067,629
Total liabilities and shareholders' equity	$20,619,646		$20,314,917
Net interest spread		2.96%		2.96%
Net interest margin		3.24		3.12

	Six Months Ended June 30,
	2018		2017
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$11,365,921	4.64%	$10,686,792	4.14%
Securities:
Taxable	3,865,660	2.10	4,097,794	1.85
Tax-exempt	3,563,715	2.65	3,564,319	3.08
Total securities	7,429,375	2.37	7,662,113	2.42
Federal funds and resell agreements	134,009	2.69	194,231	1.69
Interest-bearing due from banks	341,469	1.56	280,490	0.81
Other earning assets	45,068	5.65	67,809	2.73
Total earning assets	19,315,842	3.70	18,891,435	3.36
Allowance for loan losses	(101,652)		(94,264)
Other assets	1,468,793		1,477,685
Total assets	$20,682,983		$20,274,856
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$10,754,187	0.60%	$9,689,335	0.29%
Federal funds and repurchase agreements	1,649,758	1.39	2,365,101	0.72
Borrowed funds	78,773	6.22	76,209	5.10
Total interest-bearing liabilities	12,482,718	0.74	12,130,645	0.40
Noninterest-bearing demand deposits	5,857,618		5,917,826
Other liabilities	170,374		200,809
Shareholders' equity	2,172,273		2,025,576
Total liabilities and shareholders' equity	$20,682,983		$20,274,856
Net interest spread		2.96%		2.96%
Net interest margin		3.22		3.10

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) decreased $129.3 million for the three-month period and increased $72.3 million for the six-month period ended June 30, 2018 compared to the same periods in 2017.  The benefit from interest-free funds increased by 12 basis points in the three and six-month periods due to increased yields on earning assets, offset by an increase in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2018 and 2017			June 30, 2018 and 2017
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$6,861	$15,565	$22,426	$14,517	$27,483	$42,000
Securities:
Taxable	(642)	2,724	2,082	(2,217)	4,889	2,672
Tax-exempt	(1)	(5)	(6)	2	1,512	1,514
Federal funds sold and resell agreements	(242)	283	41	(608)	768	160
Interest-bearing due from banks	—	476	476	289	1,216	1,505
Trading	(277)	527	250	(375)	768	393
Interest income	5,699	19,570	25,269	11,608	36,636	48,244
Change in interest incurred on:
Interest-bearing deposits	943	9,556	10,499	1,669	16,699	18,368
Federal funds purchased and repurchase agreements	(1,666)	3,338	1,672	(3,144)	6,079	2,935
Other borrowed funds	35	231	266	67	435	502
Interest expense	(688)	13,125	12,437	(1,408)	23,213	21,805
Net interest income	$6,387	$6,445	$12,832	$13,016	$13,423	$26,439

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Average earning assets	$19,204,646	$18,928,287	$276,359	$19,315,842	$18,891,435	$424,407
Interest-bearing liabilities	12,615,981	12,210,300	405,681	12,482,718	12,130,645	352,073
Interest-free funds	$6,588,665	$6,717,987	$(129,322)	$6,833,124	$6,760,790	$72,334
Free funds ratio (interest free funds to average earning assets)	34.31%	35.49%	(1.18)%	35.38%	35.79%	(0.41)%
Tax-equivalent yield on earning assets	3.79	3.41	0.38	3.70	3.36	0.34
Cost of interest-bearing liabilities	0.83	0.45	0.38	0.74	0.40	0.34
Net interest spread	2.96	2.96	—	2.96	2.96	—
Benefit of interest-free funds	0.28	0.16	0.12	0.26	0.14	0.12
Net interest margin	3.24%	3.12%	0.12%	3.22%	3.10%	0.12%

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

Based on the factors above, management of the Company recorded $7.0 million and $17.0 million as provision for loan losses for the three and six-month periods ended June 30, 2018, respectively, compared to $14.5 million and $23.5 million for the same periods in 2017, respectively.  As illustrated in Table 3 below, the ALL decreased to 0.85 percent of total loans as of June 30, 2018, compared to 0.90 percent of total loans as of June 30, 2017.

Table 3 presents a summary of the Company’s ALL for the six-month period ended June 30, 2018 and 2017, and for the year ended December 31, 2017.  Net charge-offs were $19.3 million for the six-month period ended June 30, 2018, compared to $17.4 million for the same period in 2017.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2018	2017	2017
Allowance-January 1	$100,604	$91,649	$91,649
Provision for loan losses	17,000	23,500	41,000
Charge-offs:
Commercial	(13,934)	(15,583)	(27,985)
Consumer:
Credit card	(4,527)	(4,679)	(8,681)
Other	(726)	(482)	(948)
Real estate	(2,850)	(449)	(992)
Total charge-offs	(22,037)	(21,193)	(38,606)
Recoveries:
Commercial	950	2,329	3,522
Consumer:
Credit card	892	785	1,540
Other	586	308	533
Real estate	303	419	966
Total recoveries	2,731	3,841	6,561
Net charge-offs	(19,306)	(17,352)	(32,045)
Allowance-end of period	$98,298	$97,797	$100,604
Average loans, net of unearned interest	$11,364,426	$10,684,651	$10,841,486
Loans at end of period, net of unearned interest	11,631,628	10,848,578	11,280,513
Allowance to loans at end of period	0.85%	0.90%	0.89%
Allowance as a multiple of net charge-offs	2.52x	2.79x	3.14x
Net charge-offs to:
Provision for loan losses	113.56%	73.84%	78.16%
Average loans	0.34	0.33	0.30

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Trust and securities processing	$42,845	$44,811	$(1,966)	(4.4)%
Trading and investment banking	4,653	6,173	(1,520)	(24.6)
Service charges on deposits	20,722	22,731	(2,009)	(8.8)
Insurance fees and commissions	340	513	(173)	(33.7)
Brokerage fees	6,291	5,889	402	6.8
Bankcard fees	17,184	20,234	(3,050)	(15.1)
Gains on sales of securities available for sale, net	228	1,280	(1,052)	(82.2)
Other	8,026	8,675	(649)	(7.5)
Total noninterest income	$100,289	$110,306	$(10,017)	(9.1)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Trust and securities processing	$86,847	$87,352	$(505)	(0.6)%
Trading and investment banking	8,754	13,715	(4,961)	(36.2)
Service charges on deposits	42,627	44,806	(2,179)	(4.9)
Insurance fees and commissions	641	1,159	(518)	(44.7)
Brokerage fees	12,644	11,266	1,378	12.2
Bankcard fees	35,307	37,986	(2,679)	(7.1)
Gains on sales of securities available for sale, net	367	1,748	(1,381)	(79.0)
Other	18,627	15,191	3,436	22.6
Total noninterest income	$205,814	$213,223	$(7,409)	(3.5)%

Noninterest income decreased by $10.0 million, or 9.1 percent, during the three-month period ended June 30, 2018, and decreased by $7.4 million, or 3.5 percent, during the six-month period ended June 30, 2018, compared to the same periods in 2017.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets.  The decrease in these fees for the three and six-month periods ended June 30, 2018, compared to the same periods in 2017, was primarily due to a decrease in asset servicing revenue.  Asset servicing revenue decreased $2.0 million, or 8.8 percent, and $1.7 million, or 3.8 percent, compared to the same periods in 2017, respectively.  This decrease was primarily driven by the exit of a large asset manager client that consolidated all of their global service needs to one provider during the second quarter.  Additionally, these revenues are primarily asset-based which are highly correlated to changes in market value of assets.  For the six-month period ended June 30, 2018, this decrease was partially offset by an increase of $1.6 million, or 18.7 percent, in corporate trust fees.

Trading and investment banking fees for the three and six-month periods ended June 30, 2018 decreased $1.5 million, or 24.6 percent, and decreased $5.0 million, or 36.2 percent, respectively, compared to the same periods in 2017.  A $0.6 million and $2.5 million decrease in bond trading fees and a $0.9 million and $2.5 million decrease in the Company’s seed investments in certain Scout funds contributed to these respective variances for the three and six-month periods ended June 30, 2018, respectively.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three and six-month periods ended June 30, 2018, decreased $2.0 million, or 8.8 percent, and $2.2 million, or 4.9 percent, respectively, compared to the same periods in 2017.  These decreases were primarily driven by lower renegotiated rates with a large customer.

Bankcard fees for the three and six-month periods ended June 30, 2018, decreased $3.1 million, or 15.1 percent, and $2.7 million, or 7.1 percent, respectively, compared to the same periods in 2017.  These decreases were driven by higher levels of rebate and reward expenses recorded in revenue.

During the three and six-month periods ended June 30, 2018, $0.2 million and $0.4 million in gains were recognized on the sales of securities available for sale, compared to $1.3 million and $1.7 million for the same periods in 2017.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income for the three and six-month periods ended June 30, 2018, decreased $0.6 million, or 7.5 percent, and increased $3.4 million, or 22.6 percent, respectively, compared to the same periods in 2017.  The decrease in the three-month period was primarily driven by decreases in the fair value of company-owned life insurance and derivative income, partially offset by an increase in equity earnings on alternative investments.  The increase in the six-month period is due to an increase in equity earnings on alternative investments.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Salaries and employee benefits	$104,175	$102,773	$1,402	1.4%
Occupancy, net	10,813	11,061	(248)	(2.2)
Equipment	18,842	17,956	886	4.9
Supplies and services	4,146	4,792	(646)	(13.5)
Marketing and business development	6,184	5,732	452	7.9
Processing fees	11,537	10,743	794	7.4
Legal and consulting	6,460	6,467	(7)	(0.1)
Bankcard	4,165	5,033	(868)	(17.2)
Amortization of other intangible assets	1,485	1,924	(439)	(22.8)
Regulatory fees	3,772	4,071	(299)	(7.3)
Other	5,639	6,387	(748)	(11.7)
Total noninterest expense	$177,218	$176,939	$279	0.2%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Salaries and employee benefits	$212,143	$206,425	$5,718	2.8%
Occupancy, net	21,766	22,029	(263)	(1.2)
Equipment	37,668	35,438	2,230	6.3
Supplies and services	7,906	8,886	(980)	(11.0)
Marketing and business development	11,218	9,873	1,345	13.6
Processing fees	22,698	19,942	2,756	13.8
Legal and consulting	10,304	11,517	(1,213)	(10.5)
Bankcard	8,791	9,936	(1,145)	(11.5)
Amortization of other intangible assets	3,047	3,970	(923)	(23.2)
Regulatory fees	6,677	7,904	(1,227)	(15.5)
Other	10,876	14,829	(3,953)	(26.7)
Total noninterest expense	$353,094	$350,749	$2,345	0.7%

Noninterest expense increased by $0.3 million, or 0.2 percent, for the three-month period ended June 30, 2018 and increased $2.3 million, or 0.7 percent, for the six-month period ended June 30, 2018, compared to the same periods in 2017.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $1.4 million, or 1.4 percent, and increased $5.7 million, or 2.8 percent, for the three and six-month periods ended June 30, 2018 compared to the same periods in 2017.  Salaries and wages increased $1.7 million, or 2.6 percent, for the three-month period ended June 30, 2018, and increased $3.9 million, or 3.0 percent, for the six-month period ended June 30, 2018, compared to the same periods in 2017.  Commissions and bonuses decreased $0.3 million, or 1.4 percent, and increased $1.1 million, or 3.0 percent, for the three and six-month periods ended June 30, 2018, respectively, compared to the same periods in 2017.  Employee benefits expense was flat for the three-month period ended June 30, 2018, and increased $0.7 million, or 1.8 percent, for the six-month period ended June 30, 2018, compared to the same periods in 2017.

Equipment expense increased $0.9 million, or 4.9 percent, and increased $2.2 million, or 6.3 percent, for the three and six-month periods ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to software and hardware costs related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Processing fees expense increased $0.8 million, or 7.4 percent, and $2.8 million, or 13.8 percent, for the three and six-month periods ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher system processing expenses supporting the commercial, personal, healthcare, and institutional businesses.

Other noninterest expense decreased $0.7 million, or 11.7 percent, and $4.0 million, or 26.7 percent, for the three and six-month periods ended June 30, 2018, respectively, compared to the same periods in 2017.  The decrease is primarily due to lower operating losses and losses on sales of other real estate owned.

Income Tax Expense

For the six-month period ended June 30, 2018, the Company’s effective tax rate decreased to 15.6 percent compared to 21.6 percent for the same period a year earlier.  The decrease is primarily a result of the Tax Act, which lowered the federal corporate income tax rate to 21 percent effective January 1, 2018.

Strategic Lines of Business

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$93,011	$86,810	$6,201	7.1%
Provision for loan losses	5,139	12,114	(6,975)	(57.6)
Noninterest income	19,178	21,714	(2,536)	(11.7)
Noninterest expense	62,859	62,545	314	0.5
Income before taxes	44,191	33,865	10,326	30.5
Income tax expense	7,246	7,188	58	0.8
Income from continuing operations	$36,945	$26,677	$10,268	38.5%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$185,006	$172,108	$12,898	7.5%
Provision for loan losses	13,117	18,934	(5,817)	(30.7)
Noninterest income	39,775	40,919	(1,144)	(2.8)
Noninterest expense	125,131	125,202	(71)	(0.1)
Income before taxes	86,533	68,891	17,642	25.6
Income tax expense	13,516	14,870	(1,354)	(9.1)
Income from continuing operations	$73,017	$54,021	$18,996	35.2%

For the six-month period ended June 30, 2018, Commercial Banking income from continuing operations increased by $19.0 million, or 35.2 percent, to $73.0 million compared to the same period in 2017.  Net interest income increased $12.9 million, or 7.5 percent, for the six-month period ended June 30, 2018, compared to the same period in 2017, primarily driven by strong loan growth, increased interest rates, and earning asset mix changes.  Provision for loan losses decreased by $5.8 million, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income decreased $1.1 million, or 2.8 percent, over the same period in 2017 primarily driven by a decrease of $0.7 million in deposit service charges driven by lower customer pricing and earnings credit changes.  Noninterest expense remained flat at $125.1 million.  Marketing and business development and processing fees increased slightly offset by reduced bankcard expense and regulatory fees.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$16,279	$12,415	$3,864	31.1%
Provision for loan losses	322	320	2	0.6
Noninterest income	43,411	48,161	(4,750)	(9.9)
Noninterest expense	47,551	46,610	941	2.0
Income before taxes	11,817	13,646	(1,829)	(13.4)
Income tax expense	1,939	3,137	(1,198)	(38.2)
Income from continuing operations	$9,878	$10,509	$(631)	(6.00)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$32,023	$23,971	$8,052	33.6%
Provision for loan losses	672	789	(117)	(14.8)
Noninterest income	88,830	93,828	(4,998)	(5.3)
Noninterest expense	94,383	91,362	3,021	3.3
Income before taxes	25,798	25,648	150	0.6
Income tax expense	4,030	5,456	(1,426)	(26.1)
Income from continuing operations	$21,768	$20,192	$1,576	7.8%

For the six-month period ended June 30, 2018, Institutional Banking income from continuing operations increased $1.6 million, or 7.8 percent, compared to the same period last year.  Net interest income increased $8.1 million, or 33.6 percent, compared to the same period last year, due to an increase in funds transfer pricing driven by higher interest rates.  Provision for loan losses remained flat.  Noninterest income decreased $5.0 million, or 5.3 percent.  Bond trading fees decreased $3.0 million from lower trading volume.  Asset servicing revenue decreased $1.7 million primarily driven by the exit of a large asset manager client that consolidated all of their global service needs to one provider during the second quarter.  Deposit service charges decreased $1.8 million due to customer repricing.  These decreases were offset by increases in corporate trust income of $1.6 million and brokerage fees of $1.1 million. Noninterest expense increased $3.0 million, or 3.3 percent, primarily driven by an increase of $2.2 million in salary and employee benefits expense primarily from increased salary and wages.  Furniture and equipment expense increased $1.1 million for increases in computer and hardware costs related to investments for regulatory requirements, cyber security, and the ongoing modernization of the Company’s core systems.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$31,111	$30,615	$496	1.6%
Provision for loan losses	1,539	2,066	(527)	(25.5)
Noninterest income	28,720	31,135	(2,415)	(7.8)
Noninterest expense	54,259	56,516	(2,257)	(4.0)
Income before taxes	4,033	3,168	865	27.3
Income tax expense	662	106	556	524.5
Income from continuing operations	$3,371	$3,062	$309	10.1%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$62,003	$60,809	$1,194	2.0%
Provision for loan losses	3,211	3,777	(566)	(15.0)
Noninterest income	59,434	59,671	(237)	(0.4)
Noninterest expense	109,225	112,632	(3,407)	(3.0)
Income before taxes	9,001	4,071	4,930	121.1
Income tax expense	1,406	1,015	391	38.5
Income from continuing operations	$7,595	$3,056	$4,539	148.5%

For the six-month period ended June 30, 2018, Personal Banking income from continuing operations increased $4.5 million, or 148.5 percent, compared to the same period last year.  Net interest income increased $1.2 million, or 2.0 percent, compared to the same period last year due to increased interest rates.  Provision for loan losses declined $0.6 million, or 15.0 percent, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income was relatively flat for the same period.  Noninterest expense decreased $3.4 million, or 3.0 percent, primarily due to decreased other noninterest expense of $0.7 million, largely driven by fewer operational losses, decreased regulatory expense of $0.5 million, decreased amortization expense of $0.4 million, decreased bankcard administrative expenses of $0.4 million, decreased depreciation expense of $0.2 million, and decreased salary and benefits expense of $0.2 million.

Table 9

Healthcare Services Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$9,825	$7,554	$2,271	30.1%
Provision for loan losses	—	—	—	—
Noninterest income	8,980	9,296	(316)	(3.4)
Noninterest expense	12,549	11,268	1,281	11.4
Income before taxes	6,256	5,582	674	12.1
Income tax expense	1,026	1,059	(33)	(3.1)
Income from continuing operations	$5,230	$4,523	$707	15.6%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$19,116	$14,821	$4,295	29.0%
Provision for loan losses	—	—	—	—
Noninterest income	17,775	18,805	(1,030)	(5.5)
Noninterest expense	24,355	21,553	2,802	13.0
Income before taxes	12,536	12,073	463	3.8
Income tax expense	1,959	2,595	(636)	(24.5)
Income from continuing operations	$10,577	$9,478	$1,099	11.6%

For the six-month period ended June 30, 2018, Healthcare Services income from continuing operations increased $1.1 million, or 11.6 percent, compared to the same period last year.  Net interest income increased $4.3 million, or 29.0 percent, compared to the same period last year, due to an increase in number of accounts and deposits, coupled with increased funds transfer pricing credit on deposits from higher interest rates. The impact of higher interest rates, increased competitive pressures from traditional and non-traditional participants and industry consolidation will likely impact the future levels of net interest income in this segment. Noninterest income declined $1.0 million, or 5.5 percent, compared to the same period last year, in part driven by increased revenue share with our larger healthcare partners.  This decrease is primarily driven by decreased interchange income of $0.9 million.  Noninterest expense increased $2.8 million, or 13.0 percent, primarily due to increased technology, service, and overhead expenses of $1.5 million, increased salary and employee benefits expense of $0.7 million, increased processing fees of $0.4 million, and increased supplies and services expense of $0.3 million.

Balance Sheet Analysis

Total assets of the Company decreased by $1.2 billion, or 5.7 percent, as of June 30, 2018, compared to December 31, 2017, primarily due to a decrease in FRB account balances of $1.2 billion, and a decrease in AFS securities of $246.9 million, or 3.9 percent, offset by an increase in loan balances of $351.1 million, or 3.1 percent.

Total assets of the Company increased $177.9 million, or 0.9 percent, as of June 30, 2018, compared to June 30, 2017, primarily due to an increase in loan balances of $783.1 million, or 7.2 percent, offset by a decrease in AFS securities of $214.4 million, or 3.4 percent, a decrease in FRB account balances of $189.4 million, and a decrease in securities purchased under agreements to resell of $125.3 million.

Table 10

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2018	2017	2017
Total assets	$20,531,470	$20,353,599	$21,771,583
Loans, net of unearned interest	11,635,110	10,852,021	11,281,973
Total investment securities	7,349,904	7,632,437	7,639,543
Interest-bearing due from banks	113,875	332,090	1,351,760
Total earning assets	19,070,937	18,903,272	20,364,273
Total deposits	16,386,078	16,096,666	18,023,000
Total borrowed funds	1,744,850	1,962,453	1,339,985

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

Actual loan balances totaled $11.6 billion as of June 30, 2018, and increased $351.1 million, or 3.1 percent, compared to December 31, 2017, and increased $783.1 million, or 7.2 percent, compared to June 30, 2017.  Compared to December 31, 2017, commercial real estate loans increased $185.0 million, or 5.2 percent, commercial loans increased $84.0 million, or 1.8 percent, and construction real estate loans increased $71.6 million, or 10.0 percent.  Compared to June 30, 2017, commercial real estate loans increased $502.1 million, or 15.5 percent, asset-based loans increased $90.4 million, or 32.5 percent, residential real estate loans increased $89.5 million, or 15.0 percent, factoring loans increased $88.7 million, or 55.2 percent, construction real estate loans increased $64.5 million, or 8.9 percent, and were partially offset by a decrease in HELOC loans of $95.8 million, or 14.2 percent.  The increase in total loans is driven by the Company’s focus on generating higher-yielding earning assets by shifting assets from the securities portfolio to the loan portfolio.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and held-to-maturity (HTM) securities as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $7.3 billion as of June 30, 2018, and $7.6 billion as of December 31, 2017, and comprised 38.5 percent and 37.5 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 81.8 percent of the Company’s investment securities portfolio at June 30, 2018, compared to 81.9 percent at December 31, 2017.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 55.1 months at June 30, 2018, compared to 51.7 months at December 31, 2017, and 53.0 months at June 30, 2017.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $5.0 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2018.  Of this amount, securities with a market value of $1.6 billion at June 30, 2018 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.2 billion as of June 30, 2018, a decrease of $56.4 million, or 4.5 percent, from December 31, 2017.  The average life of the HTM portfolio was 7.0 years at June 30, 2018, compared to 7.2 years at December 31, 2017.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.38 percent for the three-month period ended June 30, 2018, compared to 2.44 percent for the same period in 2017.

Deposits and Borrowed Funds

Deposits decreased $1.6 billion, or 9.1 percent, from December 31, 2017 to June 30, 2018 and increased $289.4 million, or 1.8 percent, from June 30, 2017 to June 30, 2018.  Total noninterest-bearing deposits decreased $844.7 million, and interest-bearing deposits declined $792.2 million as compared to December 31, 2017. Total noninterest-bearing deposits decreased $438.9 million and interest-bearing deposits increased $728.3 million from June 30, 2017.

Deposits represent the Company’s primary funding source for its asset base.  In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, its trust and mutual fund servicing businesses, and its healthcare business, in order to attract and retain additional deposits.  Management believes a strong core deposit composition is one of the Company’s key strengths given its competitive product mix.

Long-term debt totaled $78.7 million at June 30, 2018, compared to $79.3 million as of December 31, 2017, and $76.1 million as of June 30, 2017.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $68.8 million as of June 30, 2018.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.7 billion at June 30, 2018, $1.3 billion at December 31, 2017, and $1.9 billion at June 30, 2017. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.2 billion at June 30, 2018, a $20.3 million increase compared to December 31, 2017, and a $130.7 million increase compared to June 30, 2017.

The Company’s Board of Directors authorized, at its April 24, 2018, April 25, 2017, and April 26, 2016 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting.  During the six-month period ended June 30, 2018 and 2017, the Company acquired 83,680 shares and 56,209 shares, respectively, of its common stock under these repurchase plans.  The Company has not made any repurchase of its securities other than through these plans.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.29 per share quarterly cash dividend payable on October 1, 2018, to shareholders of record at the close of business on September 10, 2018.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $513.5 million as of June 30, 2018.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of June 30, 2018.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is calculated as the ratio of tier 1 core capital to total average assets, less goodwill and intangibles.  The Company's capital position as of June 30, 2018 is summarized in the table below and exceeded regulatory requirements.

Table 11

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2018	2017	2018	2017
Common equity Tier 1 capital ratio	13.56%	12.22%	13.56%	12.22%
Tier 1 risk-based capital ratio	13.56	12.22	13.56	12.22
Total risk-based capital ratio	14.63	13.32	14.63	13.32
Leverage ratio	10.50	9.28	10.50	9.28
Return on average assets	1.08	0.88	1.10	0.86
Return on average equity	10.18	8.69	10.49	8.64
Average equity to assets	10.60	10.18	10.50	9.99

The Company's per share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2018	2017	2018	2017
Earnings from continuing operations basic	$1.12	$0.91	$2.28	$1.76
Earnings from continuing operations diluted	1.11	0.90	2.26	1.74
Cash dividends	0.290	0.255	0.580	0.510
Dividend payout ratio	25.89%	28.02%	25.44%	28.98%
Book value	$43.96	$41.42	$43.96	$41.42

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

Table 12 shows the net interest income increase or decrease over the next two years as of June 30, 2018 and 2017 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 12

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	(0.9)%	0.9%	4.0%	6.1%
200	(1.3)	—	1.6	3.3
100	(1.6)	(0.9)	(0.8)	0.5
Static	—	—	—	—
(100)	(2.7)	(1.1)	(7.3)	(6.2)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	1.1%	4.9%	7.3%	9.0%
200	0.1	2.7	3.8	5.3
100	(0.9)	0.4	0.3	1.5
Static	—	—	—	—
(100)	(4.4)	(5.2)	(8.6)	(8.8)

The Company is positioned relatively neutral to changes in interest rates.  For rate ramps, net interest income is predicted to decrease slightly in year one, regardless of the rate scenario, and in year two to increase in the up 200 and 300 basis point scenarios and decrease in the up 100 basis point and down 100 basis point scenarios.  For rate shocks, net interest income is predicated to increase in the up 200 and 300 basis point scenarios and to decline in up 100 basis point and down 100 basis point scenarios.  Increases and decreases in net interest income in rising rate scenarios are due to yields on earning assets increasing more or less, respectively, than the cost of paying liabilities are projected to increase or decrease due to changes in market rates.  A key assumption underlying these projections is how the Company is projected to price deposits in a rising rate environment while being consistent with our pricing history.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $67.1 million as of June 30, 2018, $54.1 million as of December 31, 2017, and $61.8 million as of June 30, 2017.  Securities sold not yet purchased (i.e. short positions) totaled $16.8 million at June 30, 2018, $4.1 million as of December 31, 2017, and $6.6 million at June 30, 2017 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $4.6 million to $56.0 million at June 30, 2018, compared to June 30, 2017, and decreased $3.1 million, compared to December 31, 2017.

The Company had $4.9 million, $0.4 million, and $1.5 million of other real estate owned as of June 30, 2018 and 2017, and December 31, 2017, respectively. Loans past due more than 90 days totaled $2.9 million as of June 30, 2018, compared to $2.7 million at June 30, 2017 and $3.1 million as of December 31, 2017.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $21.1 million of restructured loans at June 30, 2018, $50.9 million at June 30, 2017, and $41.0 million at December 31, 2017.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2018	2017	2017
Nonaccrual loans	$35,362	$30,462	$37,731
Restructured loans on nonaccrual	20,668	20,928	21,411
Total nonperforming loans	56,030	51,390	59,142
Other real estate owned	4,931	433	1,501
Total nonperforming assets	$60,961	$51,823	$60,643
Loans past due 90 days or more	$2,883	$2,657	$3,091
Restructured loans accruing	424	29,949	19,603
Allowance for loan losses	98,298	97,797	100,604
Ratios
Nonperforming loans as a percent of loans	0.48%	0.47%	0.52%
Nonperforming assets as a percent of loans plus other real estate owned	0.52	0.48	0.54
Nonperforming assets as a percent of total assets	0.30	0.25	0.28
Loans past due 90 days or more as a percent of loans	0.02	0.02	0.03
Allowance for loan losses as a percent of loans	0.85	0.90	0.89
Allowance for loan losses as a multiple of nonperforming loans	1.75x	1.90x	1.70x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.0 billion of high-quality securities available for sale as of June 30, 2018.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At June 30, 2018, $5.0 billion, or 82.6 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 91.3 percent, at December 31, 2017.  However of these amounts, securities with a market value of $1.6 billion at June 30, 2018 and $1.8 billion at December 31, 2017 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at June 30, 2018 was $9.5 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at June 30, 2018.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $513.5 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of June 30, 2018.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective for ensuring that the Company’s SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2018.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 24, 2018	14	$73.00	14	1,755,319
April 25 - April 30, 2018	82	77.23	82	1,999,918
May 1 - May 31, 2018	747	75.75	747	1,999,171
June 1 - June 30, 2018	2,530	77.44	2,530	1,996,641
Total	3,373	$77.04	3,373

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

Date: August 2, 2018