Form 10-Q
period 2018-09-30
UMB FINANCIAL CORP
filed 2018-10-30
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 25, 2018, UMB Financial Corporation had 49,876,231 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Loans	$11,964,724	$11,280,513
Allowance for loan losses	(101,302)	(100,604)
Net loans	11,863,422	11,179,909
Loans held for sale	2,222	1,460
Securities:
Available for sale	5,932,741	6,258,577
Held to maturity (fair value of $1,091,640 and $1,207,447, respectively)	1,199,114	1,261,014
Trading securities	81,159	54,055
Other securities	65,252	65,897
Total investment securities	7,278,266	7,639,543
Federal funds sold and securities purchased under agreements to resell	206,412	191,601
Interest-bearing due from banks	668,990	1,351,760
Cash and due from banks	348,700	392,723
Premises and equipment, net	277,123	275,942
Accrued income	104,012	98,863
Goodwill	180,867	180,867
Other intangibles, net	16,335	20,257
Other assets	516,011	438,658
Total assets	$21,462,360	$21,771,583

LIABILITIES
Deposits:
Noninterest-bearing demand	$5,757,353	$6,839,171
Interest-bearing demand and savings	10,938,839	9,903,565
Time deposits under $250,000	594,705	547,990
Time deposits of $250,000 or more	445,807	732,274
Total deposits	17,736,704	18,023,000
Federal funds purchased and repurchase agreements	1,192,985	1,260,704
Long-term debt	78,523	79,281
Accrued expenses and taxes	171,548	191,464
Other liabilities	79,136	35,603
Total liabilities	19,258,896	19,590,052

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 49,847,139 and 49,894,990 shares outstanding, respectively	55,057	55,057
Capital surplus	1,054,801	1,046,095
Retained earnings	1,477,732	1,338,110
Accumulated other comprehensive loss, net	(155,641)	(45,525)
Treasury stock, 5,209,591 and 5,161,740 shares, at cost, respectively	(228,485)	(212,206)
Total shareholders' equity	2,203,464	2,181,531
Total liabilities and shareholders' equity	$21,462,360	$21,771,583

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans	$143,947	$119,132	$405,231	$338,416
Securities:
Taxable interest	20,263	17,720	60,566	55,351
Tax-exempt interest	18,281	18,893	55,274	54,372
Total securities income	38,544	36,613	115,840	109,723
Federal funds and resell agreements	665	1,008	2,455	2,638
Interest-bearing due from banks	1,513	753	4,149	1,884
Trading securities	428	389	1,567	1,135
Total interest income	185,097	157,895	529,242	453,796
INTEREST EXPENSE
Deposits	25,792	10,181	57,961	23,982
Federal funds and repurchase agreements	7,524	5,811	18,922	14,274
Other	1,291	1,045	3,721	2,973
Total interest expense	34,607	17,037	80,604	41,229
Net interest income	150,490	140,858	448,638	412,567
Provision for loan losses	5,750	11,500	22,750	35,000
Net interest income after provision for loan losses	144,740	129,358	425,888	377,567
NONINTEREST INCOME
Trust and securities processing	43,425	45,060	130,272	132,412
Trading and investment banking	3,711	4,453	12,465	18,168
Service charges on deposit accounts	20,927	21,510	63,554	66,316
Insurance fees and commissions	339	425	980	1,584
Brokerage fees	6,402	5,815	19,046	17,081
Bankcard fees	16,838	17,427	52,145	55,413
Gain on sales of securities available for sale, net	211	2,390	578	4,138
Other	9,032	7,226	27,659	22,417
Total noninterest income	100,885	104,306	306,699	317,529
NONINTEREST EXPENSE
Salaries and employee benefits	102,956	99,749	315,099	306,174
Occupancy, net	11,628	11,285	33,394	33,314
Equipment	18,533	17,880	56,201	53,318
Supplies and services	4,528	4,076	12,434	12,962
Marketing and business development	6,671	5,056	17,889	14,929
Processing fees	12,331	11,151	35,029	31,093
Legal and consulting	8,470	5,844	18,774	17,361
Bankcard	4,407	5,130	13,198	15,066
Amortization of other intangible assets	1,385	1,715	4,432	5,685
Regulatory fees	3,337	3,798	10,014	11,702
Other	6,139	6,137	17,015	20,966
Total noninterest expense	180,385	171,821	533,479	522,570
Income before income taxes	65,240	61,843	199,108	172,526
Income tax expense	7,391	12,971	28,302	36,907
Income from continuing operations	57,849	48,872	170,806	135,619
Discontinued Operations
Loss from discontinued operations before income taxes	—	(1,030)	(917)	(722)
Income tax benefit	—	(300)	(170)	(247)
Loss from discontinued operations	—	(730)	(747)	(475)
NET INCOME	$57,849	$48,142	$170,059	$135,144

PER SHARE DATA
Basic:
Income from continuing operations	$1.17	$0.99	$3.45	$2.76
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income – basic	1.17	0.98	3.44	2.75
Diluted:
Income from continuing operations	1.16	0.98	3.41	2.72
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income - diluted	1.16	0.97	3.40	2.71
Dividends	0.290	0.255	0.870	0.765
Weighted average shares outstanding - basic	49,473,157	49,283,322	49,482,087	49,221,629
Weighted average shares outstanding - diluted	49,912,084	49,833,141	49,952,984	49,838,619

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$57,849	$48,142	$170,059	$135,144
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(36,331)	5,064	(133,013)	62,646
Less: Reclassification adjustment for gains included in net income	(211)	(2,390)	(578)	(4,138)
Change in unrealized gains and losses on debt securities during the period	(36,542)	2,674	(133,591)	58,508
Change in unrealized gains and losses on derivative hedges	1,162	(169)	4,274	(1,080)
Income tax benefit (expense)	8,698	(1,548)	32,250	(22,554)
Other comprehensive (loss) income before reclassifications	(26,682)	957	(97,067)	34,874
Amounts reclassified from accumulated other comprehensive income(1)(2)	—	—	(13,049)	—
Net current-period other comprehensive (loss) income	(26,682)	957	(110,116)	34,874
Comprehensive income	$31,167	$49,099	$59,943	$170,018

(1)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-01.

(2)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of ASU No. 2018-02.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - January 1, 2017	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384
Total comprehensive income	—	—	135,144	34,874	—	170,018
Dividends ($0.765 per share)	—	—	(38,166)	—	—	(38,166)
Purchase of treasury stock	—	—	—	—	(14,369)	(14,369)
Issuance of equity awards	—	(3,364)	—	—	3,835	471
Recognition of equity-based compensation	—	9,576	—	—	—	9,576
Sale of treasury stock	—	468	—	—	381	849
Exercise of stock options	—	1,923	—	—	8,857	10,780
Balance - September 30, 2017	$55,057	$1,042,022	$1,239,865	$(22,668)	$(212,733)	$2,101,543
Balance - January 1, 2018	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531
Total comprehensive income (loss)	—	—	170,059	(110,116)	—	59,943
Reclassification of certain tax effects(1)	—	—	12,917	—	—	12,917
Dividends ($0.870 per share)	—	—	(43,499)	—	—	(43,499)
Purchase of treasury stock	—	—	—	—	(26,417)	(26,417)
Issuance of equity awards	—	(2,004)	—	—	2,499	495
Recognition of equity-based compensation	—	8,469	—	—	—	8,469
Sale of treasury stock	—	409	—	—	406	815
Exercise of stock options	—	1,832	—	—	7,233	9,065
Cumulative effect adjustments(2)	—	—	145	—	—	145
Balance - September 30, 2018	$55,057	$1,054,801	$1,477,732	$(155,641)	$(228,485)	$2,203,464

(1)	Related to the adoption of ASU No. 2018-02. See Note 3, “New Accounting Pronouncements,” for further detail.

(2)	Related to the adoption of ASU Nos. 2016-01 and 2017-12. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$170,059	$135,144
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,750	35,000
Net accretion of premiums and discounts from acquisition	(193)	(1,810)
Depreciation and amortization	39,781	41,538
Deferred income tax (benefit) expense	(22,535)	1,555
Net increase in trading securities and other earning assets	(29,583)	(17,680)
Gains on sales of securities available for sale, net	(578)	(4,138)
Gains on sales of assets	(157)	(484)
Amortization of securities premiums, net of discount accretion	33,906	36,571
Originations of loans held for sale	(40,836)	(53,207)
Gains on sales of loans held for sale, net	(966)	(1,188)
Proceeds from sales of loans held for sale	41,040	55,149
Equity-based compensation	8,964	10,047
Net tax benefit related to equity compensation plans	2,241	3,149
Changes in:
Accrued income	(5,149)	(4,031)
Accrued expenses and taxes	(19,916)	21,011
Other assets and liabilities, net	25,258	(12,336)
Net cash provided by operating activities	224,086	244,290
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	81,670	64,079
Proceeds from sales of securities available for sale	95,525	573,062
Proceeds from maturities of securities available for sale	825,504	1,005,585
Purchases of securities held to maturity	(20,159)	(225,445)
Purchases of securities available for sale	(760,205)	(1,107,842)
Net increase in loans	(708,880)	(481,593)
Net (increase) decrease in fed funds sold and resell agreements	(14,811)	79,891
Net cash activity from acquisitions and divestitures	2,364	(2,532)
Net (increase) decrease in interest bearing balances due from other financial institutions	(4,776)	34,164
Purchases of premises and equipment	(36,731)	(24,748)
Proceeds from sales of premises and equipment	463	1,650
Increase in COLI/BOLI cash surrender value	—	(62,800)
Proceeds from bank-owned life insurance death benefit	16	—
Net cash used in investing activities	(540,020)	(146,529)
FINANCING ACTIVITIES
Net decrease in demand and savings deposits	(46,544)	(559,697)
Net decrease in time deposits	(239,752)	(11,313)
Net decrease in fed funds purchased and repurchase agreements	(67,719)	(100)
Repayment of long-term debt	(1,554)	(1,491)
Cash dividends paid	(43,529)	(38,171)
Proceeds from exercise of stock options and sales of treasury shares	9,880	11,629
Purchases of treasury stock	(26,417)	(14,369)
Net cash used in financing activities	(415,635)	(613,512)
Decrease in cash and cash equivalents	(731,569)	(515,751)
Cash and cash equivalents at beginning of period	1,716,262	1,063,967
Cash and cash equivalents at end of period	$984,693	$548,216
Supplemental Disclosures:
Income taxes paid	$62,776	$37,109
Total interest paid	76,066	40,245

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2018 and September 30, 2017 (in thousands):

	September 30,
	2018	2017
Due from the FRB	$635,993	$182,047
Cash and due from banks	348,700	366,169
Cash and cash equivalents at end of period	$984,693	$548,216

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $33.0 million and $39.8 million at September 30, 2018 and September 30, 2017, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 438,927 and 549,819 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2018 and 2017, respectively.  Diluted year-to-date net income per share includes the dilutive effect of 470,897 and 616,990 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2018 and 2017, respectively.

Options issued under employee benefits plans to purchase 135,157 and 150,739 shares of common stock were outstanding at September 30, 2018 and 2017, respectively, but were not included in the computation of quarter-to-date and year-to-date diluted earnings per share because the options were anti-dilutive.

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

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases.” In January and July 2018, the FASB issued implementation amendments to the February 2016 ASU (collectively, the amended guidance).  The amended guidance changes the accounting treatment of leases, in that lessees will recognize most leases on-balance sheet.

This will increase reported assets and liabilities, as lessees will be required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. Lessees are allowed to account for short-term leases (those with a term of twelve months or less) off-balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amended guidance allows an entity to choose either the effective date, or the beginning of the earliest comparative period presented in the financial statements, as its date of initial application.  Early adoption is permitted. The Company expects to adopt the amended guidance on January 1, 2019 and use the effective date as the date of initial application.  The Company has reviewed all existing lease agreements for which the amended guidance is to be applied, and is in the process of determining which practical expedients will be elected for transition and ongoing accounting.  The most significant effects of the adoption of this guidance will be additional financial statement disclosures.

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

Construction loans are underwritten using feasibility studies, independent appraisal reviews, sensitivity analysis or absorption and lease rates, and financial analysis of the developers and property owners.  Construction loans are based upon estimates of costs and value associated with the complete project.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.  Sources of repayment for these types of loans may be pre-committed permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their repayment being sensitive to interest rate changes, governmental regulation of real property, economic conditions, and the availability of long-term financing.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$8,419	$30	$31,532	$39,981	$4,867,218	$4,907,199
Asset-based	—	—	—	—	391,875	391,875
Factoring	—	—	—	—	287,352	287,352
Commercial – credit card	396	36	—	432	199,854	200,286
Real estate:
Real estate – construction	—	—	—	—	828,033	828,033
Real estate – commercial	2,226	—	14,284	16,510	3,700,644	3,717,154
Real estate – residential	100	—	802	902	687,511	688,413
Real estate – HELOC	717	—	3,435	4,152	559,399	563,551
Consumer:
Consumer – credit card	1,884	1,861	462	4,207	212,250	216,457
Consumer – other	475	—	53	528	158,265	158,793
Leases	—	—	—	—	5,611	5,611
Total loans	$14,217	$1,927	$50,568	$66,712	$11,898,012	$11,964,724

	December 31, 2017
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$11,216	$672	$38,644	$50,532	$4,502,508	$4,553,040
Asset-based	—	—	—	—	336,614	336,614
Factoring	—	—	—	—	221,672	221,672
Commercial – credit card	387	79	—	466	171,825	172,291
Real estate:
Real estate – construction	6,666	243	93	7,002	710,847	717,849
Real estate – commercial	832	—	16,115	16,947	3,546,683	3,563,630
Real estate – residential	791	—	929	1,720	636,871	638,591
Real estate – HELOC	1,254	—	3,013	4,267	644,112	648,379
Consumer:
Consumer – credit card	2,155	2,057	312	4,524	248,173	252,697
Consumer – other	835	40	36	911	150,872	151,783
Leases	—	—	—	—	23,967	23,967
Total loans	$24,136	$3,091	$59,142	$86,369	$11,194,144	$11,280,513

The Company sold residential real estate loans with proceeds of $41.0 million and $55.1 million in the secondary market without recourse during the nine months ended September 30, 2018 and September 30, 2017, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $50.6 million and $59.1 million at September 30, 2018 and December 31, 2017, respectively.  Restructured loans totaled $20.5 million and $41.0 million at September 30, 2018 and December 31, 2017, respectively.  Loans 90 days past due and still accruing interest amounted to $1.9 million and $3.1 million at September 30, 2018 and December 31, 2017, respectively. There was an insignificant amount of interest recognized on impaired loans during 2018 and 2017.

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
•

Substandard – This rating represents an asset inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  Loans in this category are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.   This category may include loans where the collection of full principal is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity.  Non-performing loans include restructured loans on non-accrual and all other non-accrual loans.

This table provides an analysis of the credit risk profile of each loan class excluded from ASC 310-30, Loans and Debt Securities Purchased with Deteriorated Credit Quality, at September 30, 2018 and December 31, 2017 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Non-watch list	$4,447,646	$4,048,238	$329,986	$306,899	$245,248	$220,795
Watch	158,164	162,788	—	—	—	—
Special Mention	68,591	106,638	59,396	29,715	42,104	47
Substandard	232,798	235,376	2,493	—	—	830
Total	$4,907,199	$4,553,040	$391,875	$336,614	$287,352	$221,672

	Real estate – construction		Real estate – commercial
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Non-watch list	$827,835	$716,830	$3,581,155	$3,434,982
Watch	—	631	48,567	50,715
Special Mention	—	—	20,869	35,940
Substandard	198	388	66,563	41,993
Total	$828,033	$717,849	$3,717,154	$3,563,630

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$200,286	$172,291	$687,611	$637,662	$560,116	$645,366
Non-performing	—	—	802	929	3,435	3,013
Total	$200,286	$172,291	$688,413	$638,591	$563,551	$648,379

	Consumer – credit card		Consumer – other		Leases
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$215,995	$252,385	$158,740	$151,747	$5,611	$23,967
Non-performing	462	312	53	36	—	—
Total	$216,457	$252,697	$158,793	$151,783	$5,611	$23,967

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and estimated losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available at the time, the adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and changes in the regulatory environment.

The Company’s allowance for loan losses consists of specific valuation allowances and general valuation allowances based on historical loan loss experience for similar loans with similar characteristics and trends, general economic conditions, and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of impaired loans.  Loans are classified based on an internal risk grading process that evaluates the obligor’s ability to repay, the underlying collateral, if any, and the economic environment and industry in which the borrower operates. When a loan is considered impaired, the loan is analyzed to determine the need, if any, to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk rating of the loan, and economic conditions affecting the borrower’s industry.

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$77,091	$12,226	$8,940	$41	$98,298
Charge-offs	(1,252)	(462)	(2,250)	—	(3,964)
Recoveries	628	54	536	—	1,218
Provision	4,090	236	1,453	(29)	5,750
Ending balance	$80,557	$12,054	$8,679	$12	$101,302

	Nine Months Ended September 30, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,156	$9,312	$10,083	$53	$100,604
Charge-offs	(15,186)	(3,312)	(7,503)	—	(26,001)
Recoveries	1,578	357	2,014	—	3,949
Provision	13,009	5,697	4,085	(41)	22,750
Ending balance	$80,557	$12,054	$8,679	$12	$101,302
Ending balance: individually evaluated for impairment	$4,454	$156	$—	$—	$4,610
Ending balance: collectively evaluated for impairment	76,103	11,898	8,679	12	96,692
Loans:
Ending balance: loans	$5,786,712	$5,797,151	$375,250	$5,611	$11,964,724
Ending balance: individually evaluated for impairment	35,474	10,865	—	—	46,339
Ending balance: collectively evaluated for impairment	5,751,238	5,786,286	375,250	5,611	11,918,385

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$76,858	$11,905	$8,961	$73	$97,797
Charge-offs	(9,151)	(439)	(2,281)	—	(11,871)
Recoveries	190	201	572	—	963
Provision	8,166	1,844	1,495	(5)	11,500
Ending balance	$76,063	$13,511	$8,747	$68	$98,389

	Nine Months Ended September 30, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$71,657	$10,569	$9,311	$112	$91,649
Charge-offs	(24,734)	(888)	(7,442)	—	(33,064)
Recoveries	2,519	620	1,665	—	4,804
Provision	26,621	3,210	5,213	(44)	35,000
Ending balance	$76,063	$13,511	$8,747	$68	$98,389
Ending balance: individually evaluated for impairment	$3,060	$125	$—	$—	$3,185
Ending balance: collectively evaluated for impairment	73,003	13,386	8,747	68	95,204
Loans:
Ending balance: loans	$5,102,259	$5,447,874	$422,450	$24,445	$10,997,028
Ending balance: individually evaluated for impairment	62,872	8,310	—	—	71,182
Ending balance: collectively evaluated for impairment	5,039,387	5,439,564	422,450	24,445	10,925,846

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$46,484	$20,731	$14,743	$35,474	$4,454	$46,417
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	343
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	70
Real estate – commercial	13,406	10,184	386	10,570	79	12,113
Real estate – residential	306	200	95	295	77	306
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	$60,196	$31,115	$15,224	$46,339	$4,610	$59,249

	As of December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$84,749	$44,525	$16,465	$60,990	$6,299	$65,385
Asset-based	—	—	—	—	—	—
Factoring	830	—	830	830	306	207
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	108	93	—	93	—	148
Real estate – commercial	16,284	7,968	4,477	12,445	3	10,506
Real estate – residential	427	321	97	418	75	221
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	8
Leases	—	—	—	—	—	—
Total	$102,398	$52,907	$21,869	$74,776	$6,683	$76,475

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

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of September 30, 2018. As of September 30, 2017 the Company had $2.4 million in commitments to lend to borrowers with loan modifications classified as TDRs.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

The Company had no new TDR loan balances for the three month period ended September 30, 2018. For the nine month period ended September 30, 2018, the Company had one commercial TDR with a pre-modification loan balance of $6.2 million and a post-modification loan balance of $6.1 million, and one residential real estate TDR with a pre-modification loan balance of $93 thousand and a post-modification loan balance of $92 thousand. For the three month period ended September 30, 2017, the Company had one residential estate TDR with a pre-modification loan balance of $97 thousand and a post-modification loan balance of $98 thousand.  For the nine month period ended September 30, 2017, the Company had one commercial TDR with a pre- and post-modification loan balance of $7.2 million, and one residential real estate TDR with a pre-modification loan balance of $97 thousand and a post-modification loan balance of $98 thousand.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$40,101	$—	$(2,163)	$37,938
U.S. Agencies	200	—	(2)	198
Mortgage-backed	3,778,032	337	(157,991)	3,620,378
State and political subdivisions	2,323,440	1,419	(50,632)	2,274,227
Corporates	—	—	—	—
Total	$6,141,773	$1,756	$(210,788)	$5,932,741

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$40,092	$—	$(1,449)	$38,643
U.S. Agencies	14,762	—	(10)	14,752
Mortgage-backed	3,719,369	1,914	(72,040)	3,649,243
State and political subdivisions	2,546,517	11,965	(15,809)	2,542,673
Corporates	13,278	—	(12)	13,266
Total	$6,334,018	$13,879	$(89,320)	$6,258,577

The following table presents contractual maturity information for securities available for sale at September 30, 2018 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$327,988	$327,198
Due after 1 year through 5 years	917,975	906,234
Due after 5 years through 10 years	733,789	708,373
Due after 10 years	383,989	370,558
Total	2,363,741	2,312,363
Mortgage-backed securities	3,778,032	3,620,378
Total securities available for sale	$6,141,773	$5,932,741

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2018, proceeds from the sales of securities available for sale were $95.5 million compared to $573.1 million for the same period in 2017.  Securities transactions resulted in gross realized gains of $581 thousand and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively. Securities transactions resulted in gross realized losses of $3 thousand for the nine months ended September 30, 2018, and there were no gross realized losses for the nine months ended September 30, 2017.

Securities available for sale with a fair value of $4.8 billion at September 30, 2018 and $5.7 billion at December 31, 2017 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $1.6 billion and $1.8 billion at September 30, 2018 and December 31, 2017, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$37,938	$(2,163)	$37,938	$(2,163)
U.S. Agencies	—	—	198	(2)	198	(2)
Mortgage-backed	1,700,611	(50,116)	1,889,126	(107,875)	3,589,737	(157,991)
State and political subdivisions	1,426,793	(22,319)	593,013	(28,313)	2,019,806	(50,632)
Corporates	—	—	—	—	—	—
Total temporarily-impaired debt securities available for sale	$3,127,404	$(72,435)	$2,520,275	$(138,353)	$5,647,679	$(210,788)

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$9,851	$(64)	$28,792	$(1,385)	$38,643	$(1,449)
U.S. Agencies	14,553	(10)	—	—	14,553	(10)
Mortgage-backed	1,990,006	(19,980)	1,562,333	(52,060)	3,552,339	(72,040)
State and political subdivisions	1,076,930	(7,325)	376,560	(8,484)	1,453,490	(15,809)
Corporates	13,266	(12)	—	—	13,266	(12)
Total temporarily-impaired debt securities available for sale	$3,104,606	$(27,391)	$1,967,685	$(61,929)	$5,072,291	$(89,320)

The unrealized losses in the Company’s investments in U.S. Treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, and municipal securities were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at September 30, 2018 and December 31, 2017, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$7,434	$—	$(1,027)	$6,407
Due after 1 year through 5 years	101,824	237	(9,363)	92,698
Due after 5 years through 10 years	372,672	4,639	(23,328)	353,983
Due after 10 years	717,184	5,200	(83,832)	638,552
Total state and political subdivisions	$1,199,114	$10,076	$(117,550)	$1,091,640

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$2,275	$3	$(24)	$2,254
Due after 1 year through 5 years	100,648	3,111	(2,834)	100,925
Due after 5 years through 10 years	372,234	5,006	(14,117)	363,123
Due after 10 years	785,857	6,952	(51,664)	741,145
Total state and political subdivisions	$1,261,014	$15,072	$(68,639)	$1,207,447

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2018 or 2017.

Trading Securities

There were net unrealized losses on trading securities of $442 thousand and $214 thousand at September 30, 2018 and September 30, 2017, respectively.  Net unrealized gains/losses are included in Trading and investment banking income on the Consolidated Statements of Income. Securities sold not yet purchased totaled $40.3 million and $4.1 million at September 30, 2018 and December 31, 2017, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at September 30, 2018 and December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	5,091	—	5,091
Other securities – non-marketable	23,987	2,914	(2)	26,899
Total Other securities	$57,249	$8,005	$(2)	$65,252

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	3	4,637	—	4,640
Other securities – non-marketable	26,606	1,389	—	27,995
Total Other securities	$59,871	$6,026	$—	$65,897

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. The fair value of other marketable securities includes alternative investment securities of $5.1 million at September 30, 2018 and $4.6 million at December 31, 2017.  The fair value of other non-marketable securities includes alternative investment securities of $4.6 million at September 30, 2018 and $3.4 million at December 31, 2017. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2018 and December 31, 2017 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Balances as of January 1, 2018	$59,419	$51,332	$70,116	$—	$180,867
Balances as of September 30, 2018	$59,419	$51,332	$70,116	$—	$180,867

Balances as of January 1, 2017	$59,419	$98,861	$70,116	$—	$228,396
Discontinued assets ─ goodwill and other intangibles, net	—	(47,529)	—	—	(47,529)
Balances as of December 31, 2017	$59,419	$51,332	$70,116	$—	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,852	$121,911
Accumulated amortization	44,375	61,201	105,576
Net carrying amount	$5,684	$10,651	$16,335

	As of December 31, 2017
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,342	$121,401
Accumulated amortization	42,209	58,935	101,144
Net carrying amount	$7,850	$12,407	$20,257

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Aggregate amortization expense	$1,385	$1,715	$4,432	$5,685

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2018	$1,332
For the year ending December 31, 2019	4,785
For the year ending December 31, 2020	3,830
For the year ending December 31, 2021	2,825
For the year ending December 31, 2022	1,886
For the year ending December 31, 2023	1,167

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2018, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2018
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	2-29 Days	Over 90 Days	Total
U.S. Treasury	$16,590	$—	$16,590
U.S. Agencies	1,174,895	1,500	1,176,395
Total repurchase agreements	$1,191,485	$1,500	$1,192,985

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services (collectively, the Business Segments).  Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Previously, the Company had the following three Business Segments:  Bank, Institutional Investment Management, and Asset Servicing.  During 2017, the Company sold all of the outstanding stock of Scout, its institutional investment management subsidiary.  As the operations of Scout are included in discontinued operations, the Company no longer presents such operations as one of its business segments.  The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2018.  Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Healthcare Services provides healthcare payment solutions including custodial services for health savings accounts (HSAs) and private label, multipurpose debit cards to insurance carriers, third-party administrators, software companies, employers, and financial institutions.

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (in thousands):

	Three Months Ended September 30, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$94,633	$15,293	$31,145	$9,419	$150,490
Provision for loan losses	4,062	355	1,333	—	5,750
Noninterest income	20,831	43,169	28,266	8,619	100,885
Noninterest expense	64,083	47,081	56,648	12,573	180,385
Income before taxes	47,319	11,026	1,430	5,465	65,240
Income tax expense	5,381	1,241	160	609	7,391
Income from continuing operations	$41,938	$9,785	$1,270	$4,856	$57,849
Average assets	$9,838,000	$3,920,000	$4,791,000	$2,201,000	$20,750,000

	Three Months Ended September 30, 2017
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$89,386	$12,763	$30,675	$8,034	$140,858
Provision for loan losses	9,565	313	1,622	—	11,500
Noninterest income	21,094	46,405	28,261	8,546	104,306
Noninterest expense	60,620	44,727	56,127	10,347	171,821
Income before taxes	40,295	14,128	1,187	6,233	61,843
Income tax expense	8,454	2,965	244	1,308	12,971
Income from continuing operations	$31,841	$11,163	$943	$4,925	$48,872
Average assets	$9,710,000	$3,582,000	$5,072,000	$1,949,000	$20,313,000

	Nine Months Ended September 30, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$279,521	$47,351	$93,220	$28,546	$448,638
Provision for loan losses	17,179	1,027	4,544	—	22,750
Noninterest income	60,606	131,999	87,700	26,394	306,699
Noninterest expense	189,096	141,499	165,945	36,939	533,479
Income before taxes	133,852	36,824	10,431	18,001	199,108
Income tax expense	19,032	5,227	1,484	2,559	28,302
Income from continuing operations	$114,820	$31,597	$8,947	$15,442	$170,806
Average assets	$9,788,000	$3,895,000	$4,853,000	$2,168,000	$20,704,000

	Nine Months Ended September 30, 2017
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$261,497	$36,731	$91,484	$22,855	$412,567
Provision for loan losses	28,500	1,101	5,399	—	35,000
Noninterest income	62,014	140,232	87,932	27,351	317,529
Noninterest expense	185,825	136,086	168,760	31,899	522,570
Income before taxes	109,186	39,776	5,257	18,307	172,526
Income tax expense	23,297	8,437	1,273	3,900	36,907
Income from continuing operations	$85,889	$31,339	$3,984	$14,407	$135,619
Average assets	$9,723,000	$3,457,000	$5,233,000	$1,875,000	$20,288,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended September 30, 2018 and September 30, 2017, the Company also has approximately $9.5 million and $8.1 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  For the nine months ended September 30, 2018 and September 30, 2017, the Company also has approximately $26.6 million and $20.2 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2018.  Total receivables from revenue recognized under the scope of ASC 606 were $50.5 million and $53.5 million as of September 30, 2018 and December 31, 2017, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of revenue according to revenue stream and Business Segment for the three and nine months ended September 30, 2018 and September 30, 2017.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2018 and previously reported results have been reclassified in this filing to confirm to the current organizational structure.  Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$27,013	$16,412	$—	$—	$43,425
Trading and investment banking	—	—	—	—	3,711	3,711
Service charges on deposit accounts	7,502	6,140	2,966	4,292	27	20,927
Insurance fees and commissions	—	—	339	—	—	339
Brokerage fees	49	4,300	2,053	—	—	6,402
Bankcard fees	15,290	1,352	5,591	3,883	(9,278)	16,838
Gains on sales of securities available for sale, net	—	—	—	—	211	211
Other	989	121	877	180	6,865	9,032
Total Noninterest income	$23,830	$38,926	$28,238	$8,355	$1,536	$100,885

	Three Months Ended September 30, 2017
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$28,300	$16,760	$—	$—	$45,060
Trading and investment banking	—	—	—	—	4,453	4,453
Service charges on deposit accounts	7,579	7,025	3,022	3,857	27	21,510
Insurance fees and commissions	—	—	425	—	—	425
Brokerage fees	40	3,688	2,087	—	—	5,815
Bankcard fees	13,943	1,523	5,837	4,030	(7,906)	17,427
Gains on sales of securities available for sale, net	—	—	—	—	2,390	2,390
Other	499	160	700	107	5,760	7,226
Total Noninterest income	$22,061	$40,696	$28,831	$7,994	$4,724	$104,306

	Nine Months Ended September 30, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$81,555	$48,717	$—	$—	$130,272
Trading and investment banking	—	—	—	—	12,465	12,465
Service charges on deposit accounts	22,917	19,178	8,555	12,808	96	63,554
Insurance fees and commissions	—	—	980	—	—	980
Brokerage fees	150	12,336	6,560	—	—	19,046
Bankcard fees	45,112	4,407	16,488	12,229	(26,091)	52,145
Gains on sales of securities available for sale, net	—	—	—	—	578	578
Other	2,122	376	2,662	515	21,984	27,659
Total Noninterest income	$70,301	$117,852	$83,962	$25,552	$9,032	$306,699

	Nine Months Ended September 30, 2017
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$82,779	$49,633	$—	$—	$132,412
Trading and investment banking	—	674	—	—	17,494	18,168
Service charges on deposit accounts	23,682	21,874	8,751	11,922	87	66,316
Insurance fees and commissions	—	—	1,584	—	—	1,584
Brokerage fees	116	10,647	6,315	3	—	17,081
Bankcard fees	39,507	4,611	17,177	13,742	(19,624)	55,413
Gains on sales of securities available for sale, net	—	—	—	—	4,138	4,138
Other	2,495	474	2,172	276	17,000	22,417
Total Noninterest income	$65,800	$121,059	$85,632	$25,943	$19,095	$317,529

10.  Commitments, Contingencies and Guarantees

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, commercial letters of credit, standby letters of credit, forward foreign exchange contracts, and spot foreign exchange contracts.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.  The contractual or notional amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments. Many of the commitments expire without being drawn upon; therefore, the total amount of these commitments does not necessarily represent the future cash requirements of the Company.

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	September 30,	December 31,
	2018	2017
Commitments to extend credit for loans (excluding credit card loans)	$6,452,304	$6,689,467
Commitments to extend credit under credit card loans	3,071,340	2,975,507
Commercial letters of credit	4,248	813
Standby letters of credit	304,385	316,054
Forward contracts	29,636	29,007
Spot foreign exchange contracts	10,109	628

11.  Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and known or expected cash payments principally related to certain fixed-rate assets and liabilities.  The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2018 and December 31, 2017.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2018	2017	2018	2017
Interest Rate Products:
Derivatives not designated as hedging instruments	$2,499	$10,116	$11,424	$7,326
Derivatives designated as hedging instruments	—	33	41	1,580
Total	$2,499	$10,149	$11,465	$8,906

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount.  As of September 30, 2018, the Company had one interest rate swap with a notional amount of $5.7 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of September 30, 2018, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  For derivatives designated and that qualify as cash flow hedges, the change in fair value is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three and nine months ended September 30, 2018, the Company recognized net gains of $1.2 million and $4.3 million, respectively, in AOCI for the change in fair value of these cash flow hedges.  During the three and nine months ended September 30, 2017, the Company recognized net losses of $169 thousand and $1.1 million, respectively, in AOCI for the change in fair value of these cash flow hedges. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects to reclassify $40 thousand from AOCI as a reduction in Interest expense during the next 12 months.  As of September 30, 2018, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 17.97 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2018, the Company had 104 interest rate swaps with an aggregate notional amount of $1.3 billion related to this program.  During the three and nine months ended September 30, 2018, the Company recognized net gains of $67 thousand and $538 thousand, respectively, related to changes in fair value of these swaps.  During the three and nine months ended September 30, 2017, the Company recognized net losses of $140 thousand and $656 thousand, respectively, related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Interest Rate Products
Derivatives not designated as hedging instruments	$67	$(140)	$538	$(656)
Total	$67	$(140)	$538	$(656)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$36	$(56)	$170	$(188)
Fair value adjustments on hedged items	(37)	55	(167)	189
Total	$(1)	$(1)	$3	$1

This table provides a summary of  the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Interest Rate Products
Derivatives designated as cash flow hedging instruments	$1,162	$(169)	$4,274	$(1,080)
Total	$1,162	$(169)	$4,274	$(1,080)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2018, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $563 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2018, the Company had posted $1.0 million of collateral. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement at September 30, 2018
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$35	$35	$—	$—
U.S. Agencies	9,171	—	9,171	—
State and political subdivisions	49,406	—	49,406	—
Corporates	9,488	9,488	—	—
Trading – other	13,059	12,547	512	—
Trading securities	81,159	22,070	59,089	—
U.S. Treasury	37,938	37,938	—	—
U.S. Agencies	198	—	198	—
Mortgage-backed	3,620,378	—	3,620,378	—
State and political subdivisions	2,274,227	—	2,274,227	—
Corporates	—	—	—	—
Available for sale securities	5,932,741	37,938	5,894,803	—
Company-owned life insurance	58,314	—	58,314	—
Bank-owned life insurance	271,623	—	271,623	—
Derivatives	2,499	—	2,499	—
Total	$6,346,336	$60,008	$6,286,328	$—
Liabilities
Deferred compensation	$55,012	$55,012	$—	$—
Derivatives	11,465	—	11,465	—
Securities sold not yet purchased	40,342	—	40,342	—
Total	$106,819	$55,012	$51,807	$—

	Fair Value Measurement at December 31, 2017
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$18	$18	$—	$—
U.S. Agencies	9,976	—	9,976	—
Mortgage-backed	1,949	—	1,949	—
State and political subdivisions	27,114	—	27,114	—
Corporates	1,885	1,885	—	—
Trading – other	13,113	12,434	679	—
Trading securities	54,055	14,337	39,718	—
U.S. Treasury	38,643	38,643	—	—
U.S. Agencies	14,752	—	14,752	—
Mortgage-backed	3,649,243	—	3,649,243	—
State and political subdivisions	2,542,673	—	2,542,673	—
Corporates	13,266	13,266	—	—
Available for sale securities	6,258,577	51,909	6,206,668	—
Company-owned life insurance	53,577	—	53,577	—
Bank-owned life insurance	265,823	—	265,823	—
Derivatives	10,149	—	10,149	—
Total	$6,642,181	$66,246	$6,575,935	$—
Liabilities
Deferred compensation	$50,963	$50,963	$—	$—
Derivatives	8,906	—	8,906	—
Securities sold not yet purchased	4,130	—	4,130	—
Total	$63,999	$50,963	$13,036	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement at September 30, 2018 Using
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Nine Months Ended September 30
Impaired loans	$10,614	$—	$—	$10,614	$2,073
Other real estate owned	3,619	—	—	3,619	—
Total	$14,233	$—	$—	$14,233	$2,073

	Fair Value Measurement at December 31, 2017 Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$15,186	$—	$—	$15,186	$1,251
Other real estate owned	1,488	—	—	1,488	13
Total	$16,674	$—	$—	$16,674	$1,264

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Fair Value Measurement at September 30, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,224,102	$1,024,423	$199,679	$—	$1,224,102
Securities available for sale	5,932,741	37,938	5,894,803	—	5,932,741
Securities held to maturity	1,199,114	—	1,091,640	—	1,091,640
Trading securities	81,159	22,070	59,089	—	81,159
Other securities	65,252	—	65,252	—	65,252
Loans (exclusive of allowance for loan loss)	11,966,946	—	11,938,756	—	11,938,756
Derivatives	2,499	—	2,499	—	2,499
FINANCIAL LIABILITIES
Demand and savings deposits	16,696,192	16,696,192	—	—	16,696,192
Time deposits	1,040,512	—	1,040,512	—	1,040,512
Other borrowings	1,192,985	—	1,192,985	—	1,192,985
Long-term debt	78,523	—	78,775	—	78,775
Derivatives	11,465	—	11,465	—	11,465
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					3,970
Commercial letters of credit					79
Standby letters of credit					1,935

	Fair Value Measurement at December 31, 2017 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,936,084	$1,749,618	$186,466	$—	$1,936,084
Securities available for sale	6,258,577	51,909	6,206,668	—	6,258,577
Securities held to maturity	1,261,014	—	1,207,447	—	1,207,447
Trading securities	54,055	14,337	39,718	—	54,055
Other securities	65,897	—	65,897	—	65,897
Loans (exclusive of allowance for loan loss)	11,281,973	—	11,318,764	—	11,318,764
Derivatives	10,149	—	10,149	—	10,149
FINANCIAL LIABILITIES
Demand and savings deposits	16,742,736	16,742,736	—	—	16,742,736
Time deposits	1,280,264	—	1,280,264	—	1,280,264
Other borrowings	1,260,704	11,334	1,249,370	—	1,260,704
Long-term debt	79,281	—	79,496	—	79,496
Derivatives	8,906	—	8,906	—	8,906
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,654
Commercial letters of credit					136
Standby letters of credit					2,514

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at September 30, 2018 and December 31, 2017.

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

This table summarizes the components of (loss) income from discontinued operations, net of taxes, for the three and nine months ended September 30, 2018 and September 30, 2017 presented in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total noninterest income	$—	$18,193	$—	$53,912
Total noninterest expense	—	19,223	917	54,634
Loss from discontinued operations	—	(1,030)	(917)	(722)
Income tax benefit	—	(300)	(170)	(247)
Net loss on discontinued operations	$—	$(730)	$(747)	$(475)

The components of net cash provided by operating activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Loss from discontinued operations	$(747)	$(475)
Depreciation and amortization	—	1,647
Net cash (used in) provided by operating activities of discontinued operations	$(747)	$1,172

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine-month periods ended September 30, 2018.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the three-month period ended September 30, 2018, total revenue increased 2.5 percent compared to the same period in

2017, while noninterest expense increased 5.0 percent.  As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the three-month period ended September 30, 2018, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $9.6 million, or 6.8 percent, from the same period in 2017. The Company has shown increased net interest income through the effects of increased interest rates, the volume and mix of average earning assets, and a low cost of funds in its Consolidated Balance Sheets.  Average loan balances increased $807.4 million, or 7.4 percent, compared to the same period in 2017. The funding for these assets was driven primarily by a 4.4 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, increased two basis points compared to the same period in 2017.  The variance to the same period in 2017 is impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act. This impact was approximately 11 basis points.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company has continued to emphasize its diverse operations throughout all economic cycles.  This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates, and positioned the Company to benefit in periods of growth.  Noninterest income decreased $3.4 million, or 3.3 percent, to $100.9 million for the three-month period ended September 30, 2018, compared to the same period in 2017.  This decline was driven by a combination of lower market-driven revenues such as bond trading income, customer and contract re-pricings in our institutional and asset servicing businesses, as well as an increase in card-based rewards and rebates expense recorded as contra-revenues from lower levels in the prior year. This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At September 30, 2018, noninterest income represented 40.1 percent of total revenues, compared to 42.5 percent at September 30, 2017.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At September 30, 2018, the Company had $2.2 billion in total shareholders’ equity.  This is an increase of $101.9 million, or 4.8 percent, compared to total shareholders’ equity at September 30, 2017.  At September 30, 2018, the Company had a total risk-based capital ratio of 14.54 percent.  The Company repurchased 271,204 shares of common stock at an average price of $74.50 per share during the three-month period ended September 30, 2018.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2018.  The changes identified in the summary are explained in greater detail below.  The Company recorded income from continuing operations of $57.8 million for the three-month period ended September 30, 2018, compared to $48.9 million for the same period a year earlier.  This represents an 18.4 percent increase over the three-month period ended September 30, 2017.  Basic earnings per share from continuing operations for the three-month period ended September 30, 2018 was $1.17 per share ($1.16 per share fully-diluted) compared to $0.99 per share ($0.98 per share fully-diluted) for the three-month period ended September 30, 2017.  Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2018 were 1.11 and 10.32 percent, respectively, compared to 0.95 and 9.17 percent, respectively, for the same period a year earlier.

The Company recorded net income from continuing operations of $170.8 million for the nine-month period ended September 30, 2018, compared to $135.6 million for the same period a year earlier. This represents a 25.9 percent increase over the nine-month period ended September 30, 2017. Basic earnings per share from continuing operations for the nine-month period ended September 30, 2018 were $3.45 per share ($3.41 per share fully-diluted) compared to $2.76 per share ($2.72 per share fully-diluted) for the same period in 2017. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2018 were 1.10 and 10.43 percent, respectively, compared to 0.89 and 8.82 percent, respectively, for the same period in 2017.

Net interest income for the three and nine-month periods ended September 30, 2018 increased $9.6 million, or 6.8 percent, and $36.1 million, or 8.7 percent, respectively, compared to the same periods in 2017.  For the three-month period ended September 30, 2018, average earning assets increased by $433.8 million, or 2.3 percent, and for the nine-month period ended September 30, 2018, they increased by $428.5 million, or 2.3 percent, compared to the same periods in 2017.  Net interest margin, on a tax-equivalent basis, increased to 3.18 percent and 3.20 percent for the three and nine-month periods ended September 30, 2018, respectively, compared to 3.16 percent and 3.12 percent, respectively, for the same periods in 2017.  The variance to the same period in 2017 is impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act. This impact is approximately 11 basis points.

The provision for loan losses decreased by $5.8 million to $5.8 million for the three-month period ended September 30, 2018, and decreased by $12.3 million to $22.8 million for the nine-month period ended September 30, 2018, compared to the same periods in 2017.  This change is the result of applying the Company’s methodology for computing the allowance for loan losses, which considers the inherent risk in the loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  The Company’s nonperforming loans decreased $3.7 million to $50.6 million at September 30, 2018, compared to September 30, 2017, and decreased $8.6 million, compared to December 31, 2017.  The allowance for loan losses as a percentage of total loans decreased to 0.85 percent as of September 30, 2018, compared to 0.89 percent at September 30, 2017.  For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income decreased by $3.4 million, or 3.3 percent, for the three-month period ended September 30, 2018, and decreased by $10.8 million, or 3.4 percent, for the nine-month period ended September 30, 2018, compared to the same periods in 2017.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $8.6 million, or 5.0 percent, for the three-month period ended September 30, 2018, and increased by $10.9 million, or 2.1 percent, for the nine-month period ended September 30, 2018, compared to the same periods in 2017.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Net interest income for the three and nine-month periods ended September 30, 2018 increased $9.6 million, or 6.8 percent, and $36.1 million, or 8.7 percent, respectively, compared to the same periods in 2017.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three-month period ended September 30, 2018 decreased by 15 basis points as compared to the same period in 2017.  Net interest margin for the three-month period ended September 30, 2018 increased by two basis points compared to the same period in 2017.  Net interest spread for the nine-month period ended September 30, 2018 decreased by seven basis points as compared to the same period in 2017.  Net interest margin for the nine-month period ended September 30, 2018 increased by eight basis points compared to the same period in 2017.  As noted above, the variances to the same periods in 2017 are impacted by a lower tax-equivalent tax rate in 2018 as a result of the Tax Act.  This impact is approximately 11 basis points. The changes compared to 2017 are primarily due to favorable interest rate and volume variances on loans offset by unfavorable rate variances in interest-bearing deposits.  These interest rate variances have led to decreased net interest spreads, but higher net interest margins.  These variances have also driven an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2018 as compared to results for the same period in 2017.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.79 percent for the three-month period ended September 30, 2018 and 3.31 percent for the same period in 2017.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.66 percent for the nine-month period ended September 30, 2018 and 3.21 percent for the same period in 2017.

	Three Months Ended September 30,
	2018		2017
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$11,718,552	4.87%	$10,911,154	4.33%
Securities:
Taxable	3,760,332	2.14	3,794,074	1.85
Tax-exempt	3,431,206	2.67	3,746,540	3.06
Total securities	7,191,538	2.39	7,540,614	2.46
Federal funds and resell agreements	101,223	2.61	190,036	2.10
Interest-bearing due from banks	322,882	1.86	254,702	1.17
Other earning assets	45,476	4.35	49,396	3.95
Total earning assets	19,379,671	3.89	18,945,902	3.52
Allowance for loan losses	(99,289)		(99,954)
Other assets	1,469,283		1,467,273
Total assets	$20,749,665		$20,313,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$10,984,419	0.93%	$9,951,600	0.41%
Federal funds and repurchase agreements	1,733,884	1.72	2,234,666	1.03
Borrowed funds	78,764	6.50	76,159	5.44
Total interest-bearing liabilities	12,797,067	1.07	12,262,425	0.55
Noninterest-bearing demand deposits	5,547,880		5,728,145
Other liabilities	179,775		207,417
Shareholders' equity	2,224,943		2,115,234
Total liabilities and shareholders' equity	$20,749,665		$20,313,221
Net interest spread		2.82%		2.97%
Net interest margin		3.18		3.16

	Nine Months Ended September 30,
	2018		2017
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$11,484,757	4.72%	$10,762,401	4.20%
Securities:
Taxable	3,830,164	2.11	3,995,441	1.85
Tax-exempt	3,519,060	2.66	3,625,727	3.07
Total securities	7,349,224	2.37	7,621,168	2.43
Federal funds and resell agreements	122,961	2.67	192,817	1.83
Interest-bearing due from banks	336,144	1.65	271,799	0.93
Other earning assets	45,206	5.21	61,604	3.06
Total earning assets	19,338,292	3.76	18,909,789	3.42
Allowance for loan losses	(100,856)		(96,181)
Other assets	1,467,036		1,474,177
Total assets	$20,704,472		$20,287,785
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$10,831,775	0.72%	$9,777,717	0.33%
Federal funds and repurchase agreements	1,678,108	1.51	2,321,144	0.82
Borrowed funds	78,770	6.32	76,192	5.22
Total interest-bearing liabilities	12,588,653	0.86	12,175,053	0.45
Noninterest-bearing demand deposits	5,753,237		5,853,905
Other liabilities	172,560		203,037
Shareholders' equity	2,190,022		2,055,790
Total liabilities and shareholders' equity	$20,704,472		$20,287,785
Net interest spread		2.90%		2.97%
Net interest margin		3.20		3.12

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) decreased $100.9 million for the three-month period and increased $14.9 million for the nine-month period ended September 30, 2018, compared to the same periods in 2017.  The benefit from interest-free funds increased by 17 and 15 basis points in the three and nine-month periods, respectively, due to increased yields on earning assets, offset by an increase in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2018 and 2017			September 30, 2018 and 2017
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$9,226	$15,589	$24,815	$23,701	$43,114	$66,815
Securities:
Taxable	(159)	2,702	2,543	(2,363)	7,578	5,215
Tax-exempt	(242)	(370)	(612)	161	741	902
Federal funds sold and resell agreements	(545)	202	(343)	(1,150)	967	(183)
Interest-bearing due from banks	239	521	760	527	1,738	2,265
Trading	(27)	66	39	(426)	858	432
Interest income	8,492	18,710	27,202	20,450	54,996	75,446
Change in interest incurred on:
Interest-bearing deposits	1,159	14,452	15,611	2,840	31,139	33,979
Federal funds purchased and repurchase agreements	(1,521)	3,234	1,713	(4,776)	9,424	4,648
Other borrowed funds	37	209	246	104	644	748
Interest expense	(325)	17,895	17,570	(1,832)	41,207	39,375
Net interest income	$8,817	$815	$9,632	$22,282	$13,789	$36,071

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Average earning assets	$19,379,671	$18,945,902	$433,769	$19,338,292	$18,909,789	$428,503
Interest-bearing liabilities	12,797,067	12,262,425	534,642	12,588,653	12,175,053	413,600
Interest-free funds	$6,582,604	$6,683,477	$(100,873)	$6,749,639	$6,734,736	$14,903
Free funds ratio (interest free funds to average earning assets)	33.97%	35.28%	(1.31)%	34.90%	35.62%	(0.72)%
Tax-equivalent yield on earning assets	3.89	3.52	0.37	3.76	3.42	0.34
Cost of interest-bearing liabilities	1.07	0.55	0.52	0.86	0.45	0.41
Net interest spread	2.82	2.97	(0.15)	2.90	2.97	(0.07)
Benefit of interest-free funds	0.36	0.19	0.17	0.30	0.15	0.15
Net interest margin	3.18%	3.16%	0.02%	3.20%	3.12%	0.08%

Provision and Allowance for Loan Losses

The allowance for loan losses (ALL) represents management’s judgment of the losses inherent in the Company’s loan portfolio as of the balance sheet date.  An analysis is performed quarterly to determine the appropriate balance of the ALL.  This analysis considers items such as historical loss trends, a review of individual loans, migration analysis, current economic conditions, loan growth and characteristics, industry or segment concentration, and other factors.  After the balance sheet analysis is performed for the ALL, the provision for loan losses is computed as the amount required to adjust the ALL to the appropriate level.

Based on the factors above, management of the Company recorded $5.8 million and $22.8 million as provision for loan losses for the three and nine-month periods ended September 30, 2018, respectively, compared to $11.5 million and $35.0 million for the same periods in 2017, respectively.  As illustrated in Table 3 below, the ALL decreased to 0.85 percent of total loans as of September 30, 2018, compared to 0.89 percent of total loans as of September 30, 2017.

Table 3 presents a summary of the Company’s ALL for the nine-month periods ended September 30, 2018 and 2017, and for the year ended December 31, 2017.  Net charge-offs were $22.1 million for the nine-month period ended September 30, 2018, compared to $28.3 million for the same period in 2017.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2018	2017	2017
Allowance-January 1	$100,604	$91,649	$91,649
Provision for loan losses	22,750	35,000	41,000
Charge-offs:
Commercial	(15,186)	(24,734)	(27,985)
Consumer:
Credit card	(6,524)	(6,753)	(8,681)
Other	(979)	(689)	(948)
Real estate	(3,312)	(888)	(992)
Total charge-offs	(26,001)	(33,064)	(38,606)
Recoveries:
Commercial	1,578	2,519	3,522
Consumer:
Credit card	1,257	1,224	1,540
Other	757	441	533
Real estate	357	620	966
Total recoveries	3,949	4,804	6,561
Net charge-offs	(22,052)	(28,260)	(32,045)
Allowance-end of period	$101,302	$98,389	$100,604
Average loans, net of unearned interest	$11,482,913	$10,760,079	$10,841,486
Loans at end of period, net of unearned interest	11,964,724	10,997,028	11,280,513
Allowance to loans at end of period	0.85%	0.89%	0.89%
Allowance as a multiple of net charge-offs	3.44x	2.60x	3.14x
Net charge-offs to:
Provision for loan losses	96.93%	80.74%	78.16%
Average loans	0.26	0.35	0.30

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Trust and securities processing	$43,425	$45,060	$(1,635)	(3.6)%
Trading and investment banking	3,711	4,453	(742)	(16.7)
Service charges on deposits	20,927	21,510	(583)	(2.7)
Insurance fees and commissions	339	425	(86)	(20.2)
Brokerage fees	6,402	5,815	587	10.1
Bankcard fees	16,838	17,427	(589)	(3.4)
Gains on sales of securities available for sale, net	211	2,390	(2,179)	(91.2)
Other	9,032	7,226	1,806	25.0
Total noninterest income	$100,885	$104,306	$(3,421)	(3.3)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Trust and securities processing	$130,272	$132,412	$(2,140)	(1.6)%
Trading and investment banking	12,465	18,168	(5,703)	(31.4)
Service charges on deposits	63,554	66,316	(2,762)	(4.2)
Insurance fees and commissions	980	1,584	(604)	(38.1)
Brokerage fees	19,046	17,081	1,965	11.5
Bankcard fees	52,145	55,413	(3,268)	(5.9)
Gains on sales of securities available for sale, net	578	4,138	(3,560)	(86.0)
Other	27,659	22,417	5,242	23.4
Total noninterest income	$306,699	$317,529	$(10,830)	(3.4)%

Noninterest income decreased by $3.4 million, or 3.3 percent, during the three-month period ended September 30, 2018, and decreased by $10.8 million, or 3.4 percent, during the nine-month period ended September 30, 2018, compared to the same periods in 2017.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets.  The decrease in these fees for the three and nine-month periods ended September 30, 2018, compared to the same periods in 2017, was primarily due to a decrease in asset servicing revenue which was partially offset by an increase in corporate trust fees.  Asset servicing revenue decreased $2.3 million, or 9.8 percent, and $4.0 million, or 5.8 percent, respectively, compared to the same periods in 2017.  This decrease was primarily driven by the exit of a large asset manager client that consolidated all of their global service needs to one provider during the second quarter.  Additionally, these revenues are primarily asset-based which are highly correlated to changes in market value of assets.  For the three and nine-month periods ended September 30, 2018, these decreases were partially offset by increases of $1.0 million, or 21.5 percent, and $2.6 million, or 19.7 percent, in corporate trust fees compared to the same periods in 2017.

Trading and investment banking fees for the three and nine-month periods ended September 30, 2018 decreased $0.7 million, or 16.7 percent, and $5.7 million, or 31.4 percent, respectively, compared to the same periods in 2017.  These decreases were driven by lower trading volume.  A $2.2 million decrease in the Company’s seed investments in certain Scout funds contributed to the variance for the nine-month period ended September 30, 2018.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three and nine-month periods ended September 30, 2018, decreased $0.6 million, or 2.7 percent, and $2.8 million, or 4.2 percent, respectively, compared to the same periods in 2017.  These decreases were primarily driven by lower renegotiated rates with a large customer.

Brokerage fees for the three and nine-month periods ended September 30, 2018, increased $0.6 million, or 10.1 percent, and $2.0 million, or 11.5 percent, respectively, compared to the same periods in 2017.  These increases were driven by higher levels of 12b-1 revenue.

Bankcard fees for the three and nine-month periods ended September 30, 2018, decreased $0.6 million, or 3.4 percent, and $3.3 million, or 5.9 percent, respectively, compared to the same periods in 2017.  These decreases were driven by higher levels of card-based rewards and rebates expense recorded as contra-revenues from lower levels in the prior year.

During the three and nine-month periods ended September 30, 2018, $0.2 million and $0.6 million in gains, respectively, were recognized on the sales of securities available for sale, compared to $2.4 million and $4.1 million for the same periods in 2017.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income for the three and nine-month periods ended September 30, 2018, increased $1.8 million, or 25.0 percent, and increased $5.2 million, or 23.4 percent, respectively, compared to the same periods in 2017.  The increase in the three-and nine-month periods was primarily driven by increases in derivative income, gains on sale of other assets, and increases in equity in earnings on alternative investments.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Salaries and employee benefits	$102,956	$99,749	$3,207	3.2%
Occupancy, net	11,628	11,285	343	3.0
Equipment	18,533	17,880	653	3.7
Supplies and services	4,528	4,076	452	11.1
Marketing and business development	6,671	5,056	1,615	31.9
Processing fees	12,331	11,151	1,180	10.6
Legal and consulting	8,470	5,844	2,626	44.9
Bankcard	4,407	5,130	(723)	(14.1)
Amortization of other intangible assets	1,385	1,715	(330)	(19.2)
Regulatory fees	3,337	3,798	(461)	(12.1)
Other	6,139	6,137	2	—
Total noninterest expense	$180,385	$171,821	$8,564	5.0%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Salaries and employee benefits	$315,099	$306,174	$8,925	2.9%
Occupancy, net	33,394	33,314	80	0.2
Equipment	56,201	53,318	2,883	5.4
Supplies and services	12,434	12,962	(528)	(4.1)
Marketing and business development	17,889	14,929	2,960	19.8
Processing fees	35,029	31,093	3,936	12.7
Legal and consulting	18,774	17,361	1,413	8.1
Bankcard	13,198	15,066	(1,868)	(12.4)
Amortization of other intangible assets	4,432	5,685	(1,253)	(22.0)
Regulatory fees	10,014	11,702	(1,688)	(14.4)
Other	17,015	20,966	(3,951)	(18.8)
Total noninterest expense	$533,479	$522,570	$10,909	2.1%

Noninterest expense increased by $8.6 million, or 5.0 percent, for the three-month period ended September 30, 2018 and increased $10.9 million, or 2.1 percent, for the nine-month period ended September 30, 2018, compared to the same periods in 2017.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $3.2 million, or 3.2 percent, and increased $8.9 million, or 2.9 percent, for the three and nine-month periods ended September 30, 2018, respectively, compared to the same periods in 2017.  Salaries and wages increased $1.9 million, or 2.9 percent, for the three-month period ended September 30, 2018, and increased $5.8 million, or 3.0 percent, for the nine-month period ended September 30, 2018, compared to the same periods in 2017.  Commissions and bonuses increased $1.2 million, or 6.6 percent, and increased $2.3 million, or 4.2 percent, for the three and nine-month periods ended September 30, 2018, respectively, compared to the same periods in 2017.  Employee benefits expense was flat for the three-month period ended September 30, 2018, and increased $0.8 million, or 1.5 percent, for the nine-month period ended September 30, 2018, compared to the same periods in 2017.

Equipment expense increased $0.7 million, or 3.7 percent, and increased $2.9 million, or 5.4 percent, for the three and nine-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to software and hardware costs related to investments for digital and integrated platform solutions to support business growth and the continued ongoing modernization of the Company’s core systems.

Marketing and business development expense increased $1.6 million, or 31.9 percent, and increased $3.0 million, or 19.8 percent, for the three and nine-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, due to the timing of multiple projects including recent deposit campaigns during the third quarter of 2018.

Processing fees expense increased $1.2 million, or 10.6 percent, and $3.9 million, or 12.7 percent, for the three and nine-month periods ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher system processing expenses supporting the commercial, personal, healthcare, and institutional businesses.

Other noninterest expense was flat for the three-month period and decreased $4.0 million, or 18.8 percent for the nine-month period ended September 30, 2018.  The decrease for the nine-month period was driven by lower operating losses and derivative expense.

Income Tax Expense

The Company’s effective tax rate was 14.2 percent for the nine-month period ended September 30, 2018 compared to 21.4 percent for the same period in 2017. The decrease is primarily a result of the Tax Act, which lowered the federal corporate income tax rate to 21 percent from 35 percent, effective on January 1, 2018. The decrease is also attributable to a discrete tax benefit of $3.0 million related to provision-to-return adjustments.

Strategic Lines of Business

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$94,633	$89,386	$5,247	5.9%
Provision for loan losses	4,062	9,565	(5,503)	(57.5)
Noninterest income	20,831	21,094	(263)	(1.2)
Noninterest expense	64,083	60,620	3,463	5.7
Income before taxes	47,319	40,295	7,024	17.4
Income tax expense	5,381	8,454	(3,073)	(36.3)
Income from continuing operations	$41,938	$31,841	$10,097	31.7%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$279,521	$261,497	$18,024	6.9%
Provision for loan losses	17,179	28,500	(11,321)	(39.7)
Noninterest income	60,606	62,014	(1,408)	(2.3)
Noninterest expense	189,096	185,825	3,271	1.8
Income before taxes	133,852	109,186	24,666	22.6
Income tax expense	19,032	23,297	(4,265)	(18.3)
Income from continuing operations	$114,820	$85,889	$28,931	33.7%

For the nine-month period ended September 30, 2018, Commercial Banking income from continuing operations increased by $28.9 million, or 33.7 percent, to $114.8 million compared to the same period in 2017.  Net interest income increased $18.0 million, or 6.9 percent, for the nine-month period ended September 30, 2018, compared to the same period in 2017, primarily driven by strong loan growth, increased interest rates, and earning asset mix changes.  Provision for loan losses decreased by $11.3 million, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income decreased $1.4 million, or 2.3 percent, over the same period in 2017 primarily driven by a decrease of $0.8 million in deposit service charges driven by lower customer pricing and earnings credit changes.  Noninterest expense increased $3.3 million, or 1.8 percent, to $189.1 million.  This increase is primarily driven by increased salary and benefit expense, processing fees, and marketing and business development expense, slightly offset by reduced bankcard expense and regulatory fees.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$15,293	$12,763	$2,530	19.8%
Provision for loan losses	355	313	42	13.4
Noninterest income	43,169	46,405	(3,236)	(7.0)
Noninterest expense	47,081	44,727	2,354	5.3
Income before taxes	11,026	14,128	(3,102)	(22.0)
Income tax expense	1,241	2,965	(1,724)	(58.1)
Income from continuing operations	$9,785	$11,163	$(1,378)	(12.3)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$47,351	$36,731	$10,620	28.9%
Provision for loan losses	1,027	1,101	(74)	(6.7)
Noninterest income	131,999	140,232	(8,233)	(5.9)
Noninterest expense	141,499	136,086	5,413	4.0
Income before taxes	36,824	39,776	(2,952)	(7.4)
Income tax expense	5,227	8,437	(3,210)	(38.0)
Income from continuing operations	$31,597	$31,339	$258	0.8%

For the nine-month period ended September 30, 2018, Institutional Banking income from continuing operations increased $0.3 million, or 0.8 percent, compared to the same period last year.  Net interest income increased $10.6 million, or 28.9 percent, compared to the same period last year, due to an increase in funds transfer pricing driven by higher interest rates.  Provision for loan losses remained flat.  Noninterest income decreased $8.2 million, or 5.9 percent.  Bond trading fees decreased $4.3 million from lower trading volume.  Asset servicing revenue decreased $4.0 million primarily driven by the exit of a large asset manager client that consolidated all of their global service needs to one provider during 2018.  Deposit service charges decreased $2.7 million due to customer repricing.  These decreases were offset by increases in corporate trust income of $2.6 million and brokerage fees of $1.7 million. Noninterest expense increased $5.4 million, or 4.0 percent, primarily driven by an increase of $3.8 million in salary and employee benefits expense primarily from increased salary and wages.  Furniture and equipment expense increased $1.7 million for increases in computer and hardware costs related to investments for digital and integrated platform solutions to support business growth and the continued ongoing modernization of the Company’s core systems.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$31,145	$30,675	$470	1.5%
Provision for loan losses	1,333	1,622	(289)	(17.8)
Noninterest income	28,266	28,261	5	—
Noninterest expense	56,648	56,127	521	0.9
Income before taxes	1,430	1,187	243	20.5
Income tax expense	160	244	(84)	(34.4)
Income from continuing operations	$1,270	$943	$327	34.7%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$93,220	$91,484	$1,736	1.9%
Provision for loan losses	4,544	5,399	(855)	(15.8)
Noninterest income	87,700	87,932	(232)	(0.3)
Noninterest expense	165,945	168,760	(2,815)	(1.7)
Income before taxes	10,431	5,257	5,174	98.4
Income tax expense	1,484	1,273	211	16.6
Income from continuing operations	$8,947	$3,984	$4,963	>100%

For the nine-month period ended September 30, 2018, Personal Banking income from continuing operations increased $5.0 million, or 124.6 percent, compared to the same period last year.  Net interest income increased $1.7 million, or 1.9 percent, compared to the same period last year due to increased interest rates.  Provision for loan losses declined $0.9 million, or 15.8 percent, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income was relatively flat for the same period.  Noninterest expense decreased $2.8 million, or 1.7 percent, primarily due to decreased bankcard administrative expenses of $0.9 million, decreased other noninterest expense of $0.7 million, largely driven by fewer operational losses, decreased regulatory expense of $0.7 million, decreased salary and benefits expense of $0.6 million, decreased amortization expense of $0.6 million, and decreased supplies and services expense of $0.5 million.  These decreases were offset by increased marketing and business development expense of $1.4 million driven by advertising expense from the recent deposit campaigns in the third quarter.

Table 9

Healthcare Services Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$9,419	$8,034	$1,385	17.2%
Provision for loan losses	—	—	—	—
Noninterest income	8,619	8,546	73	0.9
Noninterest expense	12,573	10,347	2,226	21.5
Income before taxes	5,465	6,233	(768)	(12.3)
Income tax expense	609	1,308	(699)	(53.4)
Income from continuing operations	$4,856	$4,925	$(69)	(1.40)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2018	2017	18-17	18-17
Net interest income	$28,546	$22,855	$5,691	24.9%
Provision for loan losses	—	—	—	—
Noninterest income	26,394	27,351	(957)	(3.5)
Noninterest expense	36,939	31,899	5,040	15.8
Income before taxes	18,001	18,307	(306)	(1.7)
Income tax expense	2,559	3,900	(1,341)	(34.4)
Income from continuing operations	$15,442	$14,407	$1,035	7.2%

For the nine-month period ended September 30, 2018, Healthcare Services income from continuing operations increased $1.0 million, or 7.2 percent, compared to the same period last year.  Net interest income increased $5.7 million, or 24.9 percent, compared to the same period last year, due to an increase in number of accounts and deposits, coupled with increased funds transfer pricing credits on deposits from higher interest rates. The impact of higher interest rates, increased competitive pressures from traditional and non-traditional participants, and industry consolidation will likely impact the future levels of net interest income in this segment. Noninterest income declined $1.0 million, or 3.5 percent, compared to the same period last year, in part driven by increased revenue share with our larger healthcare partners.  This decrease is primarily driven by decreased interchange income of $0.9 million.  Noninterest expense increased $5.0 million, or 15.8 percent, primarily due to increased technology, service, and overhead expenses of $3.1 million, increased salary and employee benefits expense of $0.7 million, increased processing fees of $0.7 million, and increased supplies and services expense of $0.3 million.

Balance Sheet Analysis

Total assets of the Company decreased by $309.2 million, or 1.4 percent, as of September 30, 2018, compared to December 31, 2017, primarily due to a decrease in FRB account balances of $687.5 million, or 51.9 percent, and a decrease in AFS securities of $325.8 million, or 5.2 percent, offset by an increase in loan balances of $684.2 million, or 6.1 percent.

Total assets of the Company increased $1.2 billion, or 5.8 percent, as of September 30, 2018, compared to September 30, 2017, primarily due to an increase in loan balances of $967.7 million, or 8.8 percent, an increase in FRB account balances of $453.9 million, and an increase in AFS securities of $83.8 million, or 1.4 percent.  These increases were partially offset by a decrease of $139.8 million in other assets.

Table 10

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2018	2017	2017
Total assets	$21,462,360	$20,279,503	$21,771,583
Loans, net of unearned interest	11,966,946	11,001,553	11,281,973
Total investment securities	7,278,266	7,249,415	7,639,543
Interest-bearing due from banks	668,990	221,856	1,351,760
Total earning assets	20,019,312	18,618,871	20,364,273
Total deposits	17,736,704	15,999,604	18,023,000
Total borrowed funds	1,271,508	1,932,908	1,339,985

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

Actual loan balances totaled $12.0 billion as of September 30, 2018, and increased $684.2 million, or 6.1 percent, compared to December 31, 2017, and increased $967.7 million, or 8.8 percent, compared to September 30, 2017.  Compared to December 31, 2017, commercial loans increased $354.2 million, or 7.8 percent, commercial real estate loans increased $153.5 million, or 4.3 percent, and construction real estate loans increased $110.2 million, or 15.3 percent.  Compared to September 30, 2017, commercial loans increased $485.6 million, or 11.0 percent, commercial real estate loans increased $355.9 million, or 10.6 percent, factoring loans increased $91.5 million, or 46.7 percent, asset-based loans increased $81.8 million, or 26.4 percent, and were partially offset by a decrease in HELOC loans of $98.4 million, or 14.9 percent.  The increase in total loans is driven by the Company’s focus on generating higher-yielding earning assets by shifting assets from the securities portfolio to the loan portfolio.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and held-to-maturity (HTM) securities as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $7.3 billion as of September 30, 2018, and $7.6 billion as of December 31, 2017, and comprised 36.4 percent and 37.5 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 81.5 percent of the Company’s investment securities portfolio at September 30, 2018, compared to 81.9 percent at December 31, 2017.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 56.4 months at September 30, 2018, compared to 51.7 months at December 31, 2017, and 52.7 months at September 30, 2017.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $4.8 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2018.  Of this amount, securities with a market value of $1.6 billion at September 30, 2018 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.2 billion as of September 30, 2018, a decrease of $61.9 million, or 4.9 percent, from December 31, 2017.  The average life of the HTM portfolio was 6.8 years at September 30, 2018, compared to 7.2 years at December 31, 2017, and 7.3 years at September 30, 2017.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.37 percent for the nine-month period ended September 30, 2018, compared to 2.43 percent for the same period in 2017.

Deposits and Borrowed Funds

Deposits decreased $286.3 million, or 1.6 percent, from December 31, 2017 to September 30, 2018 and increased $1.7 billion, or 10.9 percent, from September 30, 2017 to September 30, 2018.  Total noninterest-bearing deposits decreased $1.1 billion, and interest-bearing deposits increased $795.5 million as compared to December 31, 2017. Total noninterest-bearing deposits decreased $54.8 million and interest-bearing deposits increased $1.8 billion from September 30, 2017.

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

Long-term debt totaled $78.5 million at September 30, 2018, compared to $79.3 million as of December 31, 2017, and $76.1 million as of September 30, 2017.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $69.1 million as of September 30, 2018.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.2 billion at September 30, 2018, $1.3 billion at December 31, 2017, and $1.9 billion at September 30, 2017. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.2 billion at September 30, 2018, a $21.9 million increase compared to December 31, 2017, and a $101.9 million increase compared to September 30, 2017.

The Company’s Board of Directors authorized, at its April 24, 2018, April 25, 2017, and April 26, 2016 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the nine-month periods ended September 30, 2018 and 2017, the Company acquired 354,884 shares and 204,607 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.  The Company has entered into an agreement with Bank of America Merrill Lynch (BAML) to repurchase an aggregate of $50.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR).  The Company will receive an initial delivery of shares representing approximately 85% of the expected total to be repurchased.  The final number of shares repurchased and delivered under the ASR will be based on the volume weighted average share price of the Company’s common stock during the term of the transaction.  The final settlement of the transactions under the ASR is expected to occur no later than the end of the first quarter of 2019 and may be accelerated at the option of BAML.  The ASR was entered into pursuant to the April 24, 2018 Repurchase Authorization.  The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.30 per share quarterly cash dividend payable on January 2, 2019, to shareholders of record at the close of business on December 10, 2018.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $773.0 million as of September 30, 2018.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of September 30, 2018.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is calculated as the ratio of tier 1 core capital to total average assets, less goodwill and intangibles.  The Company's capital position as of September 30, 2018 is summarized in the table below and exceeded regulatory requirements.

Table 11

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2018	2017	2018	2017
Common equity Tier 1 capital ratio	13.47%	12.18%	13.47%	12.18%
Tier 1 risk-based capital ratio	13.47	12.18	13.47	12.18
Total risk-based capital ratio	14.54	13.26	14.54	13.26
Leverage ratio	10.58	9.43	10.58	9.43
Return on average assets	1.11	0.95	1.10	0.89
Return on average equity	10.32	9.17	10.43	8.82
Average equity to assets	10.72	10.41	10.58	10.13

The Company's per share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2018	2017	2018	2017
Earnings from continuing operations basic	$1.17	$0.99	$3.45	$2.76
Earnings from continuing operations diluted	1.16	0.98	3.41	2.72
Cash dividends	0.290	0.255	0.870	0.765
Dividend payout ratio	24.79%	25.76%	25.22%	27.72%
Book value	$44.20	$42.15	$44.20	$42.15

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

Table 12 shows the net interest income increase or decrease over the next two years as of September 30, 2018 and 2017 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 12

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	2.3%	0.6%	9.2%	6.3%
200	1.3	(0.2)	5.7	3.5
100	0.3	(1.0)	2.1	0.7
Static	—	—	—	—
(100)	(2.2)	(0.9)	(5.1)	(5.7)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	5.8%	4.2%	12.2%	9.3%
200	3.6	2.2	7.7	5.5
100	1.4	0.2	3.1	1.7
Static	—	—	—	—
(100)	(4.8)	(4.4)	(6.7)	(8.6)

The Company is positioned relatively neutral to changes in interest rates.  For rate ramps and rate shocks, net interest income is predicted to increase slightly in both year one and year two in the rising rate scenarios, and net interest income is predicted to decrease in both year one and year two in the decreasing rate scenario.  Increases and decreases in net interest income in rising rate scenarios are due to yields on earning assets increasing more or less, respectively, than the cost of paying liabilities are projected to increase or decrease due to changes in market rates.  A key assumption underlying these projections is how the Company is projected to price deposits in a rising rate environment while being consistent with our pricing history.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $81.2 million as of September 30, 2018, $54.1 million as of December 31, 2017, and $60.7 million as of September 30, 2017.  Securities sold not yet purchased (i.e. short positions) totaled $40.3 million at September 30, 2018, $4.1 million as of December 31, 2017, and $3.3 million at September 30, 2017 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

Other Market Risk

The Company has foreign currency risk that it does not consider material as a result of foreign exchange contracts.  See Note 10 “Commitments, Contingencies and Guarantees” in the notes to the Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $3.7 million to $50.6 million at September 30, 2018, compared to September 30, 2017, and decreased $8.6 million, compared to December 31, 2017.

The Company had $4.8 million, $0.7 million, and $1.5 million of other real estate owned as of September 30, 2018 and 2017, and December 31, 2017, respectively. Loans past due more than 90 days and still accruing interest totaled $1.9 million as of September 30, 2018, compared to $2.1 million at September 30, 2017 and $3.1 million as of December 31, 2017.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $20.5 million of restructured loans at September 30, 2018, $49.2 million at September 30, 2017, and $41.0 million at December 31, 2017.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2018	2017	2017
Nonaccrual loans	$30,434	$26,101	$37,731
Restructured loans on nonaccrual	20,134	28,130	21,411
Total nonperforming loans	50,568	54,231	59,142
Other real estate owned	4,786	712	1,501
Total nonperforming assets	$55,354	$54,943	$60,643
Loans past due 90 days or more	$1,927	$2,088	$3,091
Restructured loans accruing	415	21,091	19,603
Allowance for loan losses	101,302	98,389	100,604
Ratios
Nonperforming loans as a percent of loans	0.42%	0.49%	0.52%
Nonperforming assets as a percent of loans plus other real estate owned	0.46	0.50	0.54
Nonperforming assets as a percent of total assets	0.26	0.27	0.28
Loans past due 90 days or more as a percent of loans	0.02	0.02	0.03
Allowance for loan losses as a percent of loans	0.85	0.89	0.89
Allowance for loan losses as a multiple of nonperforming loans	2.00x	1.81x	1.70x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality, and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $5.9 billion of high-quality securities available for sale as of September 30, 2018.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At September 30, 2018, $4.8 billion, or 80.1 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 91.3 percent, at December 31, 2017.  However of these amounts, securities with a market value of $1.6 billion at September 30, 2018 and $1.8 billion at December 31, 2017 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at September 30, 2018 was $9.8 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at September 30, 2018.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $773.0 million through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of September 30, 2018.

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

The Company maintains systems of internal controls that provide management with timely and accurate information about the Company’s operations.  These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation.  The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed on a uniform basis.  In certain cases, the Company has experienced losses from operational risk.  Such losses have included the effects of operational errors that the Company has discovered and included as expense in the statement of income.  While there can be no assurance that the Company will not suffer such losses in the future, management continually monitors and works to improve its internal controls, systems, and corporate-wide processes and procedures.

ITEM 4. CONTROLS AND PROCEDURES

The Sarbanes-Oxley Act of 2002, as amended, requires the Chief Executive Officer and the Chief Financial Officer to make certain certifications under this Form 10-Q with respect to the Company’s disclosure controls and procedures and internal control over financial reporting.  The Company has a Code of Ethics that expresses the values that drive employee behavior and maintains the Company’s commitment to the highest standards of ethics.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2018.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	2,226	72.05	2,226	1,994,415
August 1 - August 31, 2018	207,449	74.51	207,449	1,786,966
September 1 - September 30, 2018	61,529	74.55	61,529	1,725,437
Total	271,204	74.50	271,204

On April 25, 2017, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 24, 2018.  On April 24, 2018, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 23, 2019.  The Company has not made any repurchases other than through these Repurchase Authorizations.  Other than purchases pursuant to the ASR, all share purchases pursuant to the Repurchase Authorization are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

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

Date: October 30, 2018