Form 10-Q
period 2019-03-31
UMB FINANCIAL CORP
filed 2019-05-02
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number001-38481

UMB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri	43-0903811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1010 Grand Boulevard, Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code): (816) 860-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	UMBF	The NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non- accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of April 26, 2019, UMB Financial Corporation had 49,067,086 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Loans	$12,549,732	$12,178,150
Allowance for loan losses	(103,661)	(103,635)
Net loans	12,446,071	12,074,515
Loans held for sale	1,267	3,192
Securities:
Available for sale	6,891,869	6,542,800
Held to maturity (fair value of $1,122,660 and $1,070,532, respectively)	1,147,947	1,170,646
Trading securities	56,025	61,011
Other securities	75,357	73,692
Total investment securities	8,171,198	7,848,149
Federal funds sold and securities purchased under agreements to resell	264,772	627,001
Interest-bearing due from banks	1,113,470	1,047,830
Cash and due from banks	399,387	645,123
Premises and equipment, net	279,000	283,879
Accrued income	117,007	110,168
Goodwill	180,867	180,867
Other intangibles, net	13,676	15,003
Other assets	570,045	515,392
Total assets	$23,556,760	$23,351,119

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,448,422	$6,680,070
Interest-bearing demand and savings	12,018,580	11,454,442
Time deposits under $250,000	591,405	593,904
Time deposits of $250,000 or more	306,808	552,844
Total deposits	19,365,215	19,281,260
Federal funds purchased and repurchase agreements	1,494,048	1,518,920
Long-term debt	81,608	82,671
Accrued expenses and taxes	142,483	177,731
Other liabilities	122,563	62,067
Total liabilities	21,205,917	21,122,649

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 49,058,246 and 49,117,222 shares outstanding, respectively	55,057	55,057
Capital surplus	1,060,630	1,054,601
Retained earnings	1,531,396	1,488,421
Accumulated other comprehensive loss, net	(17,639)	(95,782)
Treasury stock, 5,998,484 and 5,939,508 shares, at cost, respectively	(278,601)	(273,827)
Total shareholders' equity	2,350,843	2,228,470
Total liabilities and shareholders' equity	$23,556,760	$23,351,119

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME
Loans	$157,261	$126,134
Securities:
Taxable interest	25,391	19,780
Tax-exempt interest	20,697	18,703
Total securities income	46,088	38,483
Federal funds and resell agreements	3,625	1,038
Interest-bearing due from banks	3,899	1,580
Trading securities	434	430
Total interest income	211,307	167,665
INTEREST EXPENSE
Deposits	37,834	13,835
Federal funds and repurchase agreements	8,264	4,732
Other	1,341	1,176
Total interest expense	47,439	19,743
Net interest income	163,868	147,922
Provision for loan losses	12,350	10,000
Net interest income after provision for loan losses	151,518	137,922
NONINTEREST INCOME
Trust and securities processing	41,957	44,002
Trading and investment banking	5,581	4,101
Service charges on deposit accounts	21,281	21,905
Insurance fees and commissions	338	301
Brokerage fees	7,243	6,353
Bankcard fees	17,067	18,123
Gain on sales of securities available for sale, net	809	139
Other	13,106	10,601
Total noninterest income	107,382	105,525
NONINTEREST EXPENSE
Salaries and employee benefits	116,032	107,968
Occupancy, net	11,743	10,953
Equipment	19,684	18,826
Supplies and services	3,873	3,760
Marketing and business development	4,913	5,034
Processing fees	12,132	11,161
Legal and consulting	5,633	3,844
Bankcard	4,345	4,626
Amortization of other intangible assets	1,327	1,562
Regulatory fees	2,890	2,905
Other	8,054	5,237
Total noninterest expense	190,626	175,876
Income before income taxes	68,274	67,571
Income tax expense	10,530	10,038
Income from continuing operations	57,744	57,533
Discontinued Operations
Loss from discontinued operations before income taxes	—	(917)
Income tax benefit	—	(170)
Loss from discontinued operations	—	(747)
NET INCOME	$57,744	$56,786

PER SHARE DATA
Basic:
Income from continuing operations	$1.19	$1.16
Loss from discontinued operations	—	(0.01)
Net income – basic	1.19	1.15
Diluted:
Income from continuing operations	1.18	1.15
Loss from discontinued operations	—	(0.01)
Net income – diluted	1.18	1.14
Dividends	0.300	0.290
Weighted average shares outstanding – basic	48,712,153	49,420,606
Weighted average shares outstanding – diluted	48,998,571	49,917,454

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$57,744	$56,786
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	106,434	(80,662)
Less: Reclassification adjustment for gains included in net income	(809)	(139)
Change in unrealized gains and losses on debt securities during the period	105,625	(80,801)
Change in unrealized gains and losses on derivative hedges	(2,093)	2,202
Income tax (expense) benefit	(25,389)	19,782
Other comprehensive income (loss) before reclassifications	78,143	(58,817)
Amounts reclassified from accumulated other comprehensive income(1)(2)	—	(13,049)
Net current-period other comprehensive income (loss)	78,143	(71,866)
Comprehensive income (loss)	$135,887	$(15,080)

(1)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-01.

(2)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of ASU No. 2018-02.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance – January 1, 2018	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531
Total comprehensive income (loss)	—	—	56,786	(71,866)	—	(15,080)
Reclassification of certain tax effects(1)	—	—	12,917	—	—	12,917
Dividends ($0.290 per share)	—	—	(14,473)	—	—	(14,473)
Purchase of treasury stock	—	—	—	—	(5,951)	(5,951)
Issuance of equity awards, net of forfeitures	—	(2,959)	—	—	3,454	495
Recognition of equity-based compensation	—	2,270	—	—	—	2,270
Sale of treasury stock	—	145	—	—	140	285
Exercise of stock options	—	1,122	—	—	4,125	5,247
Cumulative effect adjustments(2)	—	—	145	—	—	145
Balance – March 31, 2018	$55,057	$1,046,673	$1,393,485	$(117,391)	$(210,438)	$2,167,386
Balance – January 1, 2019	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
Total comprehensive income	—	—	57,744	78,143	—	135,887
Dividends ($0.300 per share)	—	—	(14,769)	—	—	(14,769)
Purchase of treasury stock	—	—	—	—	(4,086)	(4,086)
Issuance of equity awards, net of forfeitures	—	2,383	—	—	(1,779)	604
Recognition of equity-based compensation	—	3,289	—	—	—	3,289
Sale of treasury stock	—	100	—	—	161	261
Exercise of stock options	—	257	—	—	930	1,187
Balance – March 31, 2019	$55,057	$1,060,630	$1,531,396	$(17,639)	$(278,601)	$2,350,843

(1)	Related to the adoption of ASU No. 2018-02. See Note 3, “New Accounting Pronouncements,” for further detail.

(2)	Related to the adoption of ASU Nos. 2016-01 and 2017-12. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$57,744	$56,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,350	10,000
Net amortization (accretion) of premiums and discounts from acquisition	135	(10)
Depreciation and amortization	13,614	13,371
Deferred income tax expense (benefit)	295	(7,760)
Net decrease (increase) in trading securities and other earning assets	4,507	(13,628)
Gains on sales of securities available for sale, net	(809)	(139)
(Gains) losses on sales of assets	(236)	142
Amortization of securities premiums, net of discount accretion	8,859	11,640
Originations of loans held for sale	(19,156)	(12,520)
Gains on sales of loans held for sale, net	(177)	(270)
Proceeds from sales of loans held for sale	21,258	9,664
Equity-based compensation	3,893	2,765
Net tax benefit related to equity compensation plans	539	1,713
Changes in:
Accrued income	(6,839)	1,231
Accrued expenses and taxes	(13,319)	(61,711)
Other assets and liabilities, net	(36,453)	8,345
Net cash provided by operating activities	46,205	19,619
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	22,769	21,303
Proceeds from sales of securities available for sale	53,329	41,273
Proceeds from maturities of securities available for sale	267,255	328,267
Purchases of securities held to maturity	(1,893)	(6,756)
Purchases of securities available for sale	(579,392)	(340,795)
Net increase in loans	(383,799)	(188,349)
Net decrease in fed funds sold and resell agreements	362,229	64,393
Net cash activity from acquisitions and divestitures	—	2,874
Net (increase) decrease in interest bearing balances due from other financial institutions	(3,867)	6,674
Purchases of premises and equipment	(10,066)	(8,639)
Proceeds from sales of premises and equipment	2,904	—
Net cash used in investing activities	(270,531)	(79,755)
FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	332,490	(511,650)
Net decrease in time deposits	(248,535)	(293,085)
Net (decrease) increase in fed funds purchased and repurchase agreements	(24,872)	93,911
Repayment of long-term debt	(1,305)	(898)
Cash dividends paid	(14,777)	(14,531)
Proceeds from exercise of stock options and sales of treasury shares	1,448	5,532
Purchases of treasury stock	(4,086)	(5,951)
Net cash provided by (used in) financing activities	40,363	(726,672)
Decrease in cash and cash equivalents	(183,963)	(786,808)
Cash and cash equivalents at beginning of period	1,674,121	1,716,262
Cash and cash equivalents at end of period	$1,490,158	$929,454
Supplemental Disclosures:
Income tax (refunds) payments	$(12)	$5,972
Total interest payments	39,524	19,168

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2019.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) on March 1, 2019 (the Form 10-K).

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2019 and March 31, 2018 (in thousands):

	March 31,
	2019	2018
Due from the FRB	$1,090,771	$649,616
Cash and due from banks	399,387	279,838
Cash and cash equivalents at end of period	$1,490,158	$929,454

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $22.7 million and $21.5 million at March 31, 2019 and March 31, 2018, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted net income per share includes the dilutive effect of 286,418 and 496,848 shares issuable upon the exercise of options granted by the Company and outstanding at March 31, 2019 and 2018, respectively.

Options issued under employee benefits plans to purchase 123,384 and 141,870 shares of common stock were outstanding at March 31, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

3.  New Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers” – Accounting Standards Codification (ASC) Topic 606.  The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 to annual reporting periods that begin after December 15, 2017.  In March, April, and May 2016, the FASB issued implementation amendments to the May 2014 ASU (collectively, the amended guidance). The amended guidance affects any entity that enters into contracts with customers to transfer goods and services, unless those contracts are within the scope of other standards. The amended guidance specifically excludes interest income, as well as other revenues associated with financial assets and liabilities, including loans, leases, securities, and derivatives. The amended guidance permits the use of either the full retrospective approach or a modified retrospective approach. The Company adopted the amended guidance using the modified retrospective approach on January 1, 2018.  The adoption of this guidance had no impact on the Company’s Consolidated Financial Statements, except for additional financial statement disclosures.  See Note 9, “Revenue Recognition” for related disclosures.

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

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases” – ASC Topic 842. In January, July, and December 2018 and March 2019, the FASB issued implementation amendments to the February 2016 ASU (collectively, the amended guidance).  The amended guidance changes the accounting treatment of leases, in that lessees will recognize most leases on-balance sheet. This will increase reported assets and liabilities, as lessees will be required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. The amended guidance allows an entity to choose either the effective date, or the beginning of the earliest comparative period presented in the financial statements, as its date of initial application.  The Company adopted the amended guidance on January 1, 2019, using the effective date as the date of initial application.  Adoption of the amended guidance resulted in the recording of a right-of-use asset of $58.2 million and a lease liability of $63.0 million to its Consolidated Balance Sheets as of January 1, 2019.  The most significant effects of the adoption of the amended guidance are additional financial statement disclosures.  See Note 10, “Leases” for related disclosures.

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

The Company has formed a cross-functional working group, including our credit, finance, and risk management departments, to address the adoption and implementation of this amendment.  We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls, model development, documentation, and validation, among other things.  The adoption of this amendment could result in an increase in the allowance for loan losses as a result of changing from the incurred loss model.  The Company is currently evaluating the impact that this standard will have on its Consolidated Financial Statements.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$10,532	$71	$31,868	$42,471	$5,377,088	$5,419,559
Asset-based	—	—	—	—	386,670	386,670
Factoring	—	—	5,747	5,747	253,172	258,919
Commercial – credit card	485	109	—	594	195,502	196,096
Real estate:
Real estate – construction	3,064	—	—	3,064	788,855	791,919
Real estate – commercial	5,434	—	20,566	26,000	3,869,010	3,895,010
Real estate – residential	122	—	1,196	1,318	719,177	720,495
Real estate – HELOC	1,138	—	2,730	3,868	516,847	520,715
Consumer:
Consumer – credit card	1,646	1,691	744	4,081	216,751	220,832
Consumer – other	127	3	419	549	134,157	134,706
Leases	—	—	—	—	4,811	4,811
Total loans	$22,548	$1,874	$63,270	$87,692	$12,462,040	$12,549,732

	December 31, 2018
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$5,717	$133	$27,060	$32,910	$5,195,492	$5,228,402
Asset-based	—	—	—	—	380,738	380,738
Factoring	—	—	—	—	261,591	261,591
Commercial – credit card	490	90	—	580	165,754	166,334
Real estate:
Real estate – construction	—	—	—	—	792,565	792,565
Real estate – commercial	7,385	90	11,662	19,137	3,695,143	3,714,280
Real estate – residential	246	3,750	807	4,803	702,701	707,504
Real estate – HELOC	764	—	2,776	3,540	542,181	545,721
Consumer:
Consumer – credit card	2,022	1,945	648	4,615	226,367	230,982
Consumer – other	199	1	65	265	144,520	144,785
Leases	—	—	—	—	5,248	5,248
Total loans	$16,823	$6,009	$43,018	$65,850	$12,112,300	$12,178,150

The Company sold residential real estate loans with proceeds of $21.3 million and $9.7 million in the secondary market without recourse during the three months ended March 31, 2019 and March 31, 2018, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $63.3 million and $43.0 million at March 31, 2019 and December 31, 2018, respectively.  Restructured loans totaled $20.7 million and $21.1 million at March 31, 2019 and December 31, 2018, respectively.  Loans 90 days past due and still accruing interest amounted to $1.9 million and $6.0 million at March 31, 2019 and December 31, 2018, respectively. There was an insignificant amount of interest recognized on impaired loans during 2019 and 2018.

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

This table provides an analysis of the credit risk profile of each loan class at March 31, 2019 and December 31, 2018 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018
Non-watch list	$4,908,422	$4,788,234	$323,576	$296,719	$233,762	$260,727
Watch	219,601	192,653	—	—	—	—
Special Mention	104,104	55,927	63,094	84,019	19,410	864
Substandard	187,432	191,588	—	—	5,747	—
Total	$5,419,559	$5,228,402	$386,670	$380,738	$258,919	$261,591

	Real estate – construction		Real estate – commercial
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Non-watch list	$791,302	$792,256	$3,698,013	$3,551,537
Watch	512	204	68,279	64,998
Special Mention	—	—	49,810	32,826
Substandard	105	105	78,908	64,919
Total	$791,919	$792,565	$3,895,010	$3,714,280

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$196,096	$166,334	$719,299	$706,697	$517,985	$542,945
Non-performing	—	—	1,196	807	2,730	2,776
Total	$196,096	$166,334	$720,495	$707,504	$520,715	$545,721

	Consumer – credit card		Consumer – other		Leases
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$220,088	$230,334	$134,287	$144,720	$4,811	$5,248
Non-performing	744	648	419	65	—	—
Total	$220,832	$230,982	$134,706	$144,785	$4,811	$5,248

Allowance for Loan Losses

The allowance for loan losses (ALL) is a reserve established through a provision for loan losses charged to expense, which represents management’s judgment of inherent probable losses within the Company’s loan portfolio as of the balance sheet date. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. Accordingly, the methodology is based on historical loss trends. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for probable loan losses reflects loan quality trends, including the levels of, and trends related to, non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$80,888	$13,664	$9,071	$12	$103,635
Charge-offs	(11,163)	(114)	(2,467)	—	(13,744)
Recoveries	626	73	721	—	1,420
Provision	9,981	767	1,603	(1)	12,350
Ending balance	$80,332	$14,390	$8,928	$11	$103,661
Ending balance: individually evaluated for impairment	$5,547	$101	$—	$—	$5,648
Ending balance: collectively evaluated for impairment	74,785	14,289	8,928	11	98,013
Loans:
Ending balance: loans	$6,261,244	$5,928,139	$355,538	$4,811	$12,549,732
Ending balance: individually evaluated for impairment	37,493	21,197	349	—	59,039
Ending balance: collectively evaluated for impairment	6,223,751	5,906,942	355,189	4,811	12,490,693

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,156	$9,312	$10,083	$53	$100,604
Charge-offs	(7,318)	(1,742)	(2,700)	—	(11,760)
Recoveries	471	230	757	—	1,458
Provision	6,748	1,938	1,320	(6)	10,000
Ending balance	$81,057	$9,738	$9,460	$47	$100,302
Ending balance: individually evaluated for impairment	$4,986	$127	$—	$—	5,113
Ending balance: collectively evaluated for impairment	76,071	9,611	9,460	47	95,189
Loans:
Ending balance: loans	$5,242,307	$5,764,398	$428,938	$23,151	$11,458,794
Ending balance: individually evaluated for impairment	48,190	15,344	—	—	63,534
Ending balance: collectively evaluated for impairment	5,194,117	5,749,054	428,938	23,151	11,395,260

Impaired Loans

This table provides an analysis of impaired loans by class at March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$38,722	$10,154	$21,592	$31,746	$5,547	$31,377
Asset-based	—	—	—	—	—	—
Factoring	5,747	5,747	—	5,747	—	2,873
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	26,887	20,750	159	20,909	23	14,425
Real estate – residential	301	193	95	288	78	290
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	350	349	—	349	—	174
Leases	—	—	—	—	—	—
Total	$72,007	$37,193	$21,846	$59,039	$5,648	$49,139

	As of December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$40,402	$16,470	$14,536	$31,006	$4,605	$43,335
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	275
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	55
Real estate – commercial	10,856	7,776	165	7,941	28	11,279
Real estate – residential	304	197	95	292	78	303
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	$51,562	$24,443	$14,796	$39,239	$4,711	$55,247

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

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of March 31, 2019 and March 31, 2018.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three-month periods ended March 31, 2019 and March 31, 2018, the Company had no new TDRs.  For the three-month periods ended March 31, 2019 and March 31, 2018, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$259,000	$595	$(1,149)	$258,446
U.S. Agencies	90,096	1,347	(6)	91,437
Mortgage-backed	3,962,630	23,294	(67,139)	3,918,785
State and political subdivisions	2,557,727	30,622	(9,392)	2,578,957
Corporates	44,081	197	(34)	44,244
Total	$6,913,534	$56,055	$(77,720)	$6,891,869

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$248,494	$192	$(1,556)	$247,130
U.S. Agencies	200	—	(1)	199
Mortgage-backed	3,914,289	6,145	(108,223)	3,812,211
State and political subdivisions	2,507,107	7,643	(31,490)	2,483,260
Total	$6,670,090	$13,980	$(141,270)	$6,542,800

The following table presents contractual maturity information for securities available for sale at March 31, 2019 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$528,972	$529,458
Due after 1 year through 5 years	1,011,541	1,012,797
Due after 5 years through 10 years	672,446	671,038
Due after 10 years	737,945	759,791
Total	2,950,904	2,973,084
Mortgage-backed securities	3,962,630	3,918,785
Total securities available for sale	$6,913,534	$6,891,869

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2019, proceeds from the sales of securities available for sale were $53.3 million compared to $41.3 million for the same period in 2018.  Securities transactions resulted in gross realized gains of $809 thousand and $142 thousand for the three months ended March 31, 2019 and 2018, respectively. There were no gross realized losses for the three months ended March 31, 2019, and $3 thousand of gross realized losses for the three months ended March 31, 2018.

Securities available for sale with a fair value of $5.1 billion at March 31, 2019 and $5.7 billion at December 31, 2018 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $1.1 billion and $1.0 billion at March 31, 2019 and December 31, 2018, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$38,957	$(1,149)	$38,957	$(1,149)
U.S. Agencies	1,936	(5)	199	(1)	2,135	(6)
Mortgage-backed	69,379	(165)	2,889,707	(66,974)	2,959,086	(67,139)
State and political subdivisions	60,689	(53)	964,006	(9,339)	1,024,695	(9,392)
Corporates	23,584	(34)	—	—	23,584	(34)
Total temporarily-impaired debt securities available for sale	$155,588	$(257)	$3,892,869	$(77,463)	$4,048,457	$(77,720)

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$18,775	$(4)	$38,552	$(1,552)	$57,327	$(1,556)
U.S. Agencies	—	—	199	(1)	199	(1)
Mortgage-backed	228,406	(1,256)	3,007,233	(106,967)	3,235,639	(108,223)
State and political subdivisions	371,394	(1,490)	1,419,875	(30,000)	1,791,269	(31,490)
Total temporarily-impaired debt securities available for sale	$618,575	$(2,750)	$4,465,859	$(138,520)	$5,084,434	$(141,270)

The unrealized losses in the Company’s investments in U.S. Treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at March 31, 2019 and December 31, 2018, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$2,670	$41	$—	$2,711
Due after 1 year through 5 years	104,339	12,131	(671)	115,799
Due after 5 years through 10 years	391,045	706	(15,481)	376,270
Due after 10 years	649,893	18,122	(40,135)	627,880
Total state and political subdivisions	$1,147,947	$31,000	$(56,287)	$1,122,660

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$3,386	$38	$(29)	$3,395
Due after 1 year through 5 years	115,162	467	(7,988)	107,641
Due after 5 years through 10 years	380,108	1,894	(24,621)	357,381
Due after 10 years	671,990	2,163	(72,038)	602,115
Total state and political subdivisions	$1,170,646	$4,562	$(104,676)	$1,070,532

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 31, 2019 or 2018.

Trading Securities

The net unrealized gains on trading securities were $52 thousand and $123 thousand at March 31, 2019 and March 31, 2018, respectively.  Net unrealized gains/losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $19.8 million and $27.2 million at March 31, 2019 and December 31, 2018, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at March 31, 2019 and December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying
March 31, 2019	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	4,948	—	4,948
Other securities – non-marketable	33,165	4,009	(27)	37,147
Total Other securities	$66,427	$8,957	$(27)	$75,357

		Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying
December 31, 2018	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	4,385	—	4,385
Other securities – non-marketable	32,011	4,034	—	36,045
Total Other securities	$65,273	$8,419	$—	$73,692

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. Also included in other non-marketable securities are equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  The fair value of other marketable securities includes alternative investment securities of $4.9 million at March 31, 2019 and $4.4 million at December 31, 2018.  The fair value of other non-marketable securities includes alternative investment securities of $5.6 million at March 31, 2019 and $5.8 million at December 31, 2018. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2019 and December 31, 2018 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Balances as of January 1, 2019	$59,419	$51,332	$70,116	$—	$180,867
Balances as of March 31, 2019	$59,419	$51,332	$70,116	$—	$180,867

Balances as of January 1, 2018	$59,419	$51,332	$70,116	$—	$180,867
Balances as of December 31, 2018	$59,419	$51,332	$70,116	$—	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,852	$121,911
Accumulated amortization	45,615	62,620	108,235
Net carrying amount	$4,444	$9,232	$13,676

	As of December 31, 2018
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,852	$121,911
Accumulated amortization	44,998	61,910	106,908
Net carrying amount	$5,061	$9,942	$15,003

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2019	2018
Aggregate amortization expense	$1,327	$1,562

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2019	$3,457
For the year ending December 31, 2020	3,830
For the year ending December 31, 2021	2,825
For the year ending December 31, 2022	1,886
For the year ending December 31, 2023	1,167
For the year ending December 31, 2024	383

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2019, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2019
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	2-29 Days	30-90 Days	Over 90 Days	Total
U.S. Treasury	$186,661	$—	$—	$186,661
U.S. Agencies	1,241,665	41,279,502	750	42,521,917
Total repurchase agreements	$1,428,326	$41,279,502	$750	$42,708,578

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services (collectively, the Business Segments).  Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2019.  Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three months ended March 31, 2019 and March 31, 2018 were as follows (in thousands):

	Three Months Ended March 31, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$99,814	$20,709	$32,302	$11,043	$163,868
Provision for loan losses	10,329	286	1,735	—	12,350
Noninterest income	23,181	45,787	28,351	10,063	107,382
Noninterest expense	66,820	52,613	58,408	12,785	190,626
Income before taxes	45,846	13,597	510	8,321	68,274
Income tax expense	7,071	2,097	79	1,283	10,530
Income from continuing operations	$38,775	$11,500	$431	$7,038	$57,744
Average assets	$10,446,000	$4,555,000	$5,394,000	$2,459,000	$22,854,000

	Three Months Ended March 31, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$91,917	$15,763	$30,944	$9,298	$147,922
Provision for loan losses	7,978	350	1,672	—	10,000
Noninterest income	20,596	45,419	30,715	8,795	105,525
Noninterest expense	62,125	46,879	55,054	11,818	175,876
Income before taxes	42,410	13,953	4,933	6,275	67,571
Income tax expense	6,300	2,073	733	932	10,038
Income from continuing operations	$36,110	$11,880	$4,200	$5,343	$57,533
Average assets	$9,790,000	$3,828,000	$4,974,000	$2,155,000	$20,747,000

9.  Revenue Recognition

The following is a description of the principal activities from which the Company generates revenue that are within the scope of ASC 606:

Trust and securities processing – Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund and alternative asset servicing.  The performance obligations related to this revenue include items such as performing full bond trustee service administration, investment advisory services, custody and record-keeping services, and fund administrative and accounting services.  These fees are part of long-term contractual agreements and the performance obligations are satisfied upon completion of service and fees are generally a fixed flat monthly rate or based on a percentage of the account’s market value per the contract with the customer.  These fees are primarily recorded within the Company’s Institutional and Personal Banking segments.

Trading and investment banking – Trading and investment banking income consists of income earned related to the Company’s trading securities portfolio, including futures hedging, dividends, bond underwriting, and other securities incomes.  The vast majority of this revenue is recognized in accordance with ASC 320, Debt and Equity Securities, and is out of the scope of ASC 606. A portion of trading and investment banking represents fees earned for management fees, commissions, and underwriting of corporate bond issuances.  The performance obligations related to these fees include reviewing the credit worthiness of the customer, ensuring appropriate regulatory approval and participating in due diligence.  The fees are fixed per the bond prospectus and the performance obligations are satisfied upon registration approval of the bonds by the applicable regulatory agencies.  Revenue is recognized at the point in time upon completion of service and when approval is granted by the regulators.

Service charges on deposits – Service charges on deposit accounts represent monthly analysis fees recognized for the services related to customer deposit accounts, including account maintenance and depository transactions processing fees.  Commercial Banking and Institutional Banking depository accounts charge fees in accordance with the customer’s pricing schedule while Personal Banking account holders are generally charged a flat service fee per month.  Deposit service charges for the Healthcare Services segment are priced according to either standard pricing schedules with individual account holders or according to service agreements between the Company and employer groups or third party administrators.  The Company satisfies the performance obligation related to providing depository accounts monthly as transactions are processed and deposit service charge revenue is recorded monthly.  These fees are recognized within all Business Segments.

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended March 31, 2019 and March 31, 2018, the Company also has approximately $8.3 million and $8.1 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2019.  Total receivables from revenue recognized under the scope of ASC 606 were $50.7 million and $52.2 million as of March 31, 2019 and December 31, 2018, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of revenue according to revenue stream and Business Segment for the three months ended March 31, 2019 and March 31, 2018.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2019 and previously reported results have been reclassified in this filing to conform to the current organizational structure.  Disaggregated revenue is as follows (in thousands):

	Three Months Ended March 31, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$26,689	$15,268	$—	$—	$41,957
Trading and investment banking	—	128	—	—	5,453	5,581
Service charges on deposit accounts	7,461	6,189	2,708	4,888	35	21,281
Insurance fees and commissions	—	—	338	—	—	338
Brokerage fees	48	5,422	1,773	—	—	7,243
Bankcard fees	14,488	1,185	5,115	4,340	(8,061)	17,067
Gains on sales of securities available for sale, net	—	—	—	—	809	809
Other	469	131	933	185	11,388	13,106
Total Noninterest income	$22,466	$39,744	$26,135	$9,413	$9,624	$107,382

	Three Months Ended March 31, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$27,696	$16,306	$—	$—	$44,002
Trading and investment banking	—	—	—	—	4,101	4,101
Service charges on deposit accounts	7,791	7,230	2,812	4,038	34	21,905
Insurance fees and commissions	—	—	301	—	—	301
Brokerage fees	52	4,060	2,241	—	—	6,353
Bankcard fees	14,797	1,635	5,313	4,304	(7,926)	18,123
Gains on sales of securities available for sale, net	—	—	—	—	139	139
Other	454	120	906	149	8,972	10,601
Total Noninterest income	$23,094	$40,741	$27,879	$8,491	$5,320	$105,525

10.  Leases

The Company adopted ASC 842, Leases, using the effective date as the date of initial application of ASC 842 and will not recast comparative financial periods.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations.  These leases have remaining lease terms that range from less than one year to 28 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 40 years or more. The exercise of lease renewal options is at the Company’s sole discretion.  No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property.  The lease agreements do not contain any material residual value guarantees or material restrictive covenants.  An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI).  For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842.  All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of March 31, 2019, a right-of-use asset of $64.3 million and a lease liability of $69.6 million were included as part of Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.  For the three months ended March 31, 2019, lease expense of $3.0 million was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income.  For the three months ended March 31, 2019, cash payments of $3.1 million were made for leases included in the measurement of lease liabilities, classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.  For the three months ended March 31, 2019, leased assets obtained in exchange for new operating lease liabilities were $9.3 million.  As of March 31, 2019, the weighted average remaining lease term of the Company’s leases was 9.0 years and the weighted average discount rate was 3.30 percent.

As of March 31, 2019, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

For the nine months ending December 31, 2019	$9,051
2020	11,552
2021	9,887
2022	9,177
2023	7,588
Thereafter	35,208
Total lease payments	82,463
Less: Interest	12,820
Present value of operating lease liabilities	$69,643

11.  Commitments, Contingencies and Guarantees

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	March 31,	December 31,
	2019	2018
Commitments to extend credit for loans (excluding credit card loans)	$6,853,310	$6,870,451
Commitments to extend credit under credit card loans	3,186,569	3,152,439
Commercial letters of credit	4,496	1,892
Standby letters of credit	307,690	298,915
Forward contracts	31,080	29,796
Spot foreign exchange contracts	7,473	11,183

12.  Derivatives and Hedging Activities

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2019 and December 31, 2018.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2019	2018	2019	2018
Interest Rate Products:
Derivatives not designated as hedging instruments	$20,567	$9,339	$5,081	$5,498
Derivatives designated as hedging instruments	—	—	59	15
Total	$20,567	$9,339	$5,140	$5,513

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount.  As of March 31, 2019, the Company had one interest rate swap with a notional amount of $5.5 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of March 31, 2019, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  For derivatives designated and that qualify as cash flow hedges, the change in fair value is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2019 and 2018, the Company recognized net losses of $2.1 million and net gains of $2.2 million, respectively, in AOCI for the change in fair value of these cash flow hedges. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects to reclassify $121 thousand from AOCI to Interest expense during the next 12 months.  As of March 31, 2019, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 17.47 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2019, the Company had 126 interest rate swaps with an aggregate notional amount of $1.5 billion related to this program.  During the three months ended March 31, 2019 and 2018, the Company recognized net losses of $873 thousand and net gains of $336 thousand, respectively, related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Interest Rate Products
Derivatives not designated as hedging instruments	$(873)	$336
Total	$(873)	$336
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(58)	$81
Fair value adjustments on hedged items	59	(81)
Total	$1	$—

This table provides a summary of  the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
	For the Three Months Ended
	March 31,	March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018
Interest Rate Products
Derivatives designated as cash flow hedging instruments	$(2,093)	$2,202
Total	$(2,093)	$2,202

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $3.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2019, the Company had posted $3.5 million of collateral. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

13.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement at March 31, 2019
Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$6,404	$—	$6,404	$—
Mortgage-backed	2,131	—	2,131	—
State and political subdivisions	24,845	—	24,845	—
Corporates	9,887	9,887	—	—
Trading – other	12,758	12,758	—	—
Trading securities	56,025	22,645	33,380	—
U.S. Treasury	258,446	258,446	—	—
U.S. Agencies	91,437	—	91,437	—
Mortgage-backed	3,918,785	—	3,918,785	—
State and political subdivisions	2,578,957	—	2,578,957	—
Corporates	44,244	44,244	—	—
Available for sale securities	6,891,869	302,690	6,589,179	—
Company-owned life insurance	59,392	—	59,392	—
Bank-owned life insurance	275,439	—	275,439	—
Derivatives	20,567	—	20,567	—
Total	$7,303,292	$325,335	$6,977,957	$—
Liabilities
Derivatives	$5,140	$—	$5,140	$—
Securities sold not yet purchased	19,807	—	19,807	—
Total	$24,947	$—	$24,947	$—

	Fair Value Measurement at December 31, 2018
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$3,063	$—	$3,063	$—
Mortgage-backed	713	—	713	—
State and political subdivisions	37,974	—	37,974	—
Corporates	7,125	7,125	—	—
Trading – other	12,136	12,136	—	—
Trading securities	61,011	19,261	41,750	—
U.S. Treasury	247,130	247,130	—	—
U.S. Agencies	199	—	199	—
Mortgage-backed	3,812,211	—	3,812,211	—
State and political subdivisions	2,483,260	—	2,483,260	—
Available for sale securities	6,542,800	247,130	6,295,670	—
Company-owned life insurance	54,152	—	54,152	—
Bank-owned life insurance	273,553	—	273,553	—
Derivatives	9,339	—	9,339	—
Total	$6,940,855	$266,391	$6,674,464	$—
Liabilities
Derivatives	$5,513	$—	$5,513	$—
Securities sold not yet purchased	27,238	—	27,238	—
Total	$32,751	$—	$32,751	$—

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

Assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement at March 31, 2019 Using
Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Three Months Ended March 31
Impaired loans	$16,198	$—	$—	$16,198	$(937)
Other real estate owned	120	—	—	120	(2)
Total	$16,318	$—	$—	$16,318	$(939)

	Fair Value Measurement at December 31, 2018 Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$10,085	$—	$—	$10,085	$1,972
Other real estate owned	3,132	—	—	3,132	6
Total	$13,217	$—	$—	$13,217	$1,978

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	Fair Value Measurement at March 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,777,629	$1,518,057	$259,572	$—	$1,777,629
Securities available for sale	6,891,869	302,690	6,589,179	—	6,891,869
Securities held to maturity	1,147,947	—	1,122,660	—	1,122,660
Trading securities	56,025	22,645	33,380	—	56,025
Other securities	75,357	—	75,357	—	75,357
Loans (exclusive of allowance for loan loss)	12,550,999	—	12,624,340	—	12,624,340
Derivatives	20,567	—	20,567	—	20,567
FINANCIAL LIABILITIES
Demand and savings deposits	18,467,002	18,467,002	—	—	18,467,002
Time deposits	898,213	—	898,213	—	898,213
Other borrowings	1,494,048	23,692	1,470,356	—	1,494,048
Long-term debt	81,608	—	81,869	—	81,869
Derivatives	5,140	—	5,140	—	5,140
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1,288
Commercial letters of credit					31
Standby letters of credit					647

	Fair Value Measurement at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,319,954	$1,693,453	$626,501	$—	$2,319,954
Securities available for sale	6,542,800	247,130	6,295,670	—	6,542,800
Securities held to maturity	1,170,646	—	1,070,532	—	1,070,532
Trading securities	61,011	19,261	41,750	—	61,011
Other securities	73,692	—	73,692	—	73,692
Loans (exclusive of allowance for loan loss)	12,181,342	—	12,190,599	—	12,190,599
Derivatives	9,339	—	9,339	—	9,339
FINANCIAL LIABILITIES
Demand and savings deposits	18,134,512	18,134,512	—	—	18,134,512
Time deposits	1,146,748	—	1,146,748	—	1,146,748
Other borrowings	1,518,920	6,679	1,512,241	—	1,518,920
Long-term debt	82,671	—	82,818	—	82,818
Derivatives	5,513	—	5,513	—	5,513
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,425
Commercial letters of credit					115
Standby letters of credit					2,658

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity Fair value of held-to-maturity securities are estimated by discounting the future cash flows using current market rates.

Other securities Amount consists of FRB and FHLB stock held by the Company, PCM equity-method investments, and other miscellaneous investments.  The carrying amount of the FRB and FHLB stock equals its fair value because the shares can only be redeemed by the FRB and FHLB at their carrying amount. The fair value of PCM marketable equity-method investments are based on quoted market prices used to estimate the value of the underlying investment.  For the PCM non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).  Other non-marketable securities are carried at cost, which approximates fair value.

Loans Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as commercial, real estate, consumer, and credit card.  Each loan category is further segmented into fixed and variable interest rate categories.  The fair value of loans are estimated by discounting the future cash flows. The discount rates used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at March 31, 2019 and December 31, 2018.

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

14.  Divestitures

On November 17, 2017, the Company closed on the sale of all of the outstanding stock of Scout, an institutional investment management subsidiary, for $172.5 million in cash, which was subject to customary post-closing purchase adjustments. The gain recorded on the disposal of Scout was $103.6 million.

This table summarizes the components of loss from discontinued operations, net of taxes, for the three months ended March 31, 2019 and March 31, 2018 presented in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Total noninterest income	$—	$—
Total noninterest expense	—	917
Loss from discontinued operations	—	(917)
Income tax benefit	—	(170)
Net loss on discontinued operations	$—	$(747)

The components of net cash provided by operating activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months
	Ended March 31,
	2019	2018
Loss from discontinued operations	$—	$(747)
Depreciation and amortization	—	—
Net cash used in operating activities of discontinued operations	$—	$(747)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month period ended March 31, 2019.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the first quarter of 2019, total revenue increased 7.0 percent compared to the first quarter of 2018, while noninterest expense increased 8.4 percent.  As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the first quarter of 2019, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $15.9 million, or 10.8 percent, from the same period in 2018. The Company has shown increased net interest income through the effects of increased interest rates and the volume and mix of average earning assets.  These changes were offset by increased cost of funds in its Consolidated Balance Sheets.  Average loan balances increased $1.0 billion, or 9.0 percent compared to the same period in 2018. The funding for these assets was driven primarily by a 16.4 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, increased one basis point compared to the same period in 2018.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company has continued to emphasize its diverse operations throughout all economic cycles.  This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates and positioned the Company to benefit in periods of growth.  Noninterest income increased $1.9 million, or 1.8 percent, to $107.4 million for the three months ended March 31, 2019, compared to the same period in 2018.  This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At March 31, 2019, noninterest income represented 39.6 percent of total revenues, compared to 41.6 percent at March 31, 2018.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At March 31, 2019, the Company had $2.4 billion in total shareholders’ equity.  This is an increase of $183.5 million, or 8.5 percent, compared to total shareholders’ equity at March 31, 2018.  At March 31, 2019, the Company had a total risk-based capital ratio of 13.72 percent.  The Company repurchased 61,765 shares of common stock at an average price of $66.16 per share during the first quarter of 2019.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2019.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income from continuing operations of $57.7 million for the three-month period ended March 31, 2019, compared to $57.5 million for the same period a year earlier. This represents a 0.4 percent increase over the three-month period ended March 31, 2018.  Basic earnings per share from continuing operations for the first quarter of 2019 was $1.19 per share ($1.18 per share fully-diluted) compared to $1.16 per share ($1.15 per share fully-diluted) for the first quarter of 2018.  Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2019 were 1.02 and 10.48 percent, respectively, compared to 1.12 and 10.80 percent, respectively, for the three-month period ended March 31, 2018.

Net interest income for the three-month period ended March 31, 2019 increased $15.9 million, or 10.8 percent, compared to the same period in 2018.  For the three-month period ended March 31, 2019, average earning assets increased by $2.0 billion, or 10.4 percent, compared to the same period in 2018.  Net interest margin, on a tax-equivalent basis, increased to 3.20 percent for the three-month period ended March 31, 2019, compared to 3.19 percent for the same period in 2018.

The provision for loan losses increased by $2.4 million to $12.4 million for the three-month period ended March 31, 2019, as compared to the same period in 2018.  This change is the result of applying the Company’s methodology for computing the allowance for loan losses.  The Company’s nonperforming loans decreased $4.3 million to $63.3 million at March 31, 2019, compared to March 31, 2018, and increased $20.3 million, compared to December 31, 2018.  The allowance for loan losses as a percentage of total loans decreased to 0.83 percent as of March 31, 2019, compared to 0.88 percent at March 31, 2018.  For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income increased by $1.9 million, or 1.8 percent, for the three-month period ended March 31, 2019, compared to the same period in 2018.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $14.8 million, or 8.4 percent, for the three-month period ended March 31, 2019, compared to the same period in 2018.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three-month period ended March 31, 2019 increased $15.9 million, or 10.8 percent, compared to the same period in 2018.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2019 decreased 20 basis points as compared to the same period in 2018.  Net interest margin for the three months ended March 31, 2019 increased by one basis point compared to the same period in 2018.  The changes are primarily due to favorable interest rate and volume variances on loans, offset by an increased rate variance on interest bearing deposits.  These interest rate variances have led to an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2019 as compared to results for the same period in 2018.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.99 percent for the three-month period ended March 31, 2019 and 3.50 percent for the same period in 2018.

	Three Months Ended March 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$12,303,154	5.18%	$11,286,522	4.53%
Securities:
Taxable	4,301,121	2.39	3,868,977	2.07
Tax-exempt	3,623,164	2.93	3,635,573	2.64
Total securities	7,924,285	2.64	7,504,550	2.35
Federal funds and resell agreements	521,422	2.82	160,972	2.62
Interest-bearing due from banks	662,050	2.39	431,638	1.48
Other earning assets	46,408	4.40	44,592	4.44
Total earning assets	21,457,319	4.10	19,428,274	3.61
Allowance for loan losses	(105,444)		(101,502)
Other assets	1,502,277		1,420,251
Total assets	$22,854,152		$20,747,023
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$12,733,114	1.21%	$10,707,850	0.52%
Federal funds and repurchase agreements	1,554,570	2.16	1,561,158	1.23
Borrowed funds	82,416	6.60	78,965	6.04
Total interest-bearing liabilities	14,370,100	1.34	12,347,973	0.65
Noninterest-bearing demand deposits	5,989,215		6,050,997
Other liabilities	259,244		188,456
Shareholders' equity	2,235,593		2,159,597
Total liabilities and shareholders' equity	$22,854,152		$20,747,023
Net interest spread		2.76%		2.96%
Net interest margin		3.20		3.19

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) remained flat for the three-month period ended March 31, 2019 compared to the same period in 2018.  The benefit from interest-free funds increased by 21 basis points in the three-month period due to increased yields on earning assets, offset by an increase in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2019 and 2018
	Volume	Rate	Total
Change in interest earned on:
Loans	$11,991	$19,136	$31,127
Securities:
Taxable	2,352	3,259	5,611
Tax-exempt	(95)	2,089	1,994
Federal funds sold and resell agreements	2,500	87	2,587
Interest-bearing due from banks	1,083	1,236	2,319
Trading	10	(6)	4
Interest income	17,841	25,801	43,642
Change in interest incurred on:
Interest-bearing deposits	3,049	20,950	23,999
Federal funds purchased and repurchase agreements	(20)	3,552	3,532
Other borrowed funds	53	112	165
Interest expense	3,082	24,614	27,696
Net interest income	$14,759	$1,187	$15,946

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2019	2018	Change
Average earning assets	$21,457,319	$19,428,274	$2,029,045
Interest-bearing liabilities	14,370,100	12,347,973	2,022,127
Interest-free funds	$7,087,219	$7,080,301	$6,918
Free funds ratio (interest free funds to average earning assets)	33.03%	36.44%	(3.41)%
Tax-equivalent yield on earning assets	4.10	3.61	0.49
Cost of interest-bearing liabilities	1.34	0.65	0.69
Net interest spread	2.76	2.96	(0.20)
Benefit of interest-free funds	0.44	0.23	0.21
Net interest margin	3.20%	3.19%	0.01%

Provision and Allowance for Loan Losses

The ALL represents management’s judgment of the losses inherent in the Company’s loan portfolio as of the balance sheet date.  An analysis is performed quarterly to determine the appropriate balance of the ALL.  This analysis considers items such as historical loss trends, a review of individual loans, migration analysis, current economic conditions, loan growth and characteristics, industry or segment concentration and other factors.  After the balance sheet analysis is performed for the ALL, the provision for loan losses is computed as the amount required to adjust the ALL to the appropriate level.

Based on the factors above, management of the Company recorded $12.4 million as provision for loan losses for the three-month period ended March 31, 2019, compared to $10.0 million for the same period in 2018.  As illustrated in Table 3 below, the ALL decreased to 0.83 percent of total loans as of March 31, 2019, compared to 0.88 percent of total loans as of March 31, 2018.

Table 3 presents a summary of the Company’s ALL for the three months ended March 31, 2019 and 2018, and for the year ended December 31, 2018.  Net charge-offs were $12.3 million for the three months ended March 31, 2019, compared to $10.3 million for the same period in 2018.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2019	2018	2018
Allowance-January 1	$103,635	$100,604	$100,604
Provision for loan losses	12,350	10,000	70,750
Charge-offs:
Commercial	(11,163)	(7,318)	(64,371)
Consumer:
Credit card	(2,252)	(2,294)	(8,601)
Other	(215)	(406)	(1,143)
Real estate	(114)	(1,742)	(3,428)
Total charge-offs	(13,744)	(11,760)	(77,543)
Recoveries:
Commercial	626	471	6,753
Consumer:
Credit card	576	445	1,728
Other	145	312	898
Real estate	73	230	445
Total recoveries	1,420	1,458	9,824
Net charge-offs	(12,324)	(10,302)	(67,719)
Allowance-end of period	$103,661	$100,302	$103,635
Average loans, net of unearned interest	$12,301,655	$11,285,248	$11,604,633
Loans at end of period, net of unearned interest	12,549,732	11,458,794	12,178,150
Allowance to loans at end of period	0.83%	0.88%	0.85%
Allowance as a multiple of net charge-offs	2.07x	2.40x	1.53x
Net charge-offs to:
Provision for loan losses	99.79%	103.02%	95.72%
Average loans	0.41	0.37	0.58

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2019	2018	19-18	19-18
Trust and securities processing	$41,957	$44,002	$(2,045)	(4.6)%
Trading and investment banking	5,581	4,101	1,480	36.1
Service charges on deposits	21,281	21,905	(624)	(2.8)
Insurance fees and commissions	338	301	37	12.3
Brokerage fees	7,243	6,353	890	14.0
Bankcard fees	17,067	18,123	(1,056)	(5.8)
Gains on sales of securities available for sale, net	809	139	670	>100.0
Other	13,106	10,601	2,505	23.6
Total noninterest income	$107,382	$105,525	$1,857	1.8%

Noninterest income increased by $1.9 million, or 1.8 percent, during the three months ended March 31, 2019, compared to the same period in 2018.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets.  The decrease in these fees for the three-month period ended March 31, 2019, compared to the same period last year, was primarily due to a reduction in fund services and wealth management revenues, offset by an improvement in corporate trust revenue.  Fund services revenue decreased $2.5 million, or 11.2 percent, compared to the same period in 2018 due to customer repricing and losses.  Wealth management revenue decreased $0.8 million, or 4.7 percent, compared to the same period in 2018.  These decreases were offset by an increase in corporate trust revenue of $1.2 million, or 25.5 percent, compared to the same period in 2018.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended March 31, 2019 increased $1.5 million, or 36.1 percent, compared to the same period in 2018.  This increase was driven by increased trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three-month period ended March 31, 2019, increased $0.9 million, or 14.0 percent, compared to the same period in 2018.  These increases were driven by higher money market balances and the related 12b-1 fees.

Bankcard fees for the three-month period ended March 31, 2019, decreased $1.1 million, or 5.8 percent, compared to the same period in 2018.  These decreases were driven by lower interchange income coupled with increased rewards expense recorded as an offset to bankcard fees.

During the three-month period ended March 31, 2019, $0.8 million in pre-tax gains were recognized on the sales of securities available for sale, compared to $0.1 million for the same period in 2018.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income for the three-month period ended March 31, 2019, increased $2.5 million, or 23.6 percent, primarily driven by increases in company-owned life insurance and derivative income, and partially offset by a decrease in equity earnings on alternative investments.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2019	2018	19-18	19-18
Salaries and employee benefits	$116,032	$107,968	$8,064	7.5%
Occupancy, net	11,743	10,953	790	7.2
Equipment	19,684	18,826	858	4.6
Supplies and services	3,873	3,760	113	3.0
Marketing and business development	4,913	5,034	(121)	(2.4)
Processing fees	12,132	11,161	971	8.7
Legal and consulting	5,633	3,844	1,789	46.5
Bankcard	4,345	4,626	(281)	(6.1)
Amortization of other intangible assets	1,327	1,562	(235)	(15.0)
Regulatory fees	2,890	2,905	(15)	(0.5)
Other	8,054	5,237	2,817	53.8
Total noninterest expense	$190,626	$175,876	$14,750	8.4%

Noninterest expense increased by $14.8 million, or 8.4 percent, for the three months ended March 31, 2019, compared to the same period in 2018.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $8.1 million, or 7.5 percent, for the three months ended March 31, 2019 compared to the same period in 2018.  Salaries and wages increased $1.7 million, or 2.5 percent, for the three months ended March 31, 2019, compared to the same period in 2018.  Commissions and bonuses increased $1.8 million, or 9.6 percent, for the three months ended March 31, 2019, compared to the same period in 2018 driven by higher commission expense.  Employee benefits expense increased $4.6 million, or 19.9 percent, for the three months ended March 31, 2019, compared to the same period in 2018 driven by higher deferred compensation expense.

Equipment expense increased $0.9 million, or 4.6 percent, for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher equipment maintenance and software costs.

Processing fees expense increased $1.0 million, or 8.7 percent, for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to system investments to support growth across the Company’s business lines.

Legal and consulting expense increased $1.8 million, or 46.5 percent, for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to consulting costs on system investments to support growth across the Company’s business lines.

Other noninterest expense increased $2.8 million, or 53.8 percent, for the three months ended March 31, 2019, compared to the same period in 2018.  The increase is primarily due to higher operating losses and higher derivative expense.

Income Tax Expense

For the three months ended March 31, 2019, the Company’s effective tax rate increased to 15.4 percent compared to 14.9 percent for the same period a year earlier.  The increase is primarily a result of a decrease in excess tax benefits associated with stock compensation recorded in the first quarter of 2019 as compared to the same period in 2018.

Strategic Lines of Business

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$99,814	$91,917	$7,897	8.6%
Provision for loan losses	10,329	7,978	2,351	29.5
Noninterest income	23,181	20,596	2,585	12.6
Noninterest expense	66,820	62,125	4,695	7.6
Income before taxes	45,846	42,410	3,436	8.1
Income tax expense	7,071	6,300	771	12.2
Income from continuing operations	$38,775	$36,110	$2,665	7.4%

For the three months ended March 31, 2019, Commercial Banking income from continuing operations increased $2.7 million, or 7.4 percent, to $38.8 million, as compared to the same period in 2018.  Net interest income increased $7.9 million, or 8.6 percent, for the three-month period ended March 31, 2019, compared to the same period in 2018, primarily driven by strong loan growth, increased interest rates, and earning asset mix changes.  Provision for loan losses increased by $2.4 million, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, increased impaired loans, and increased net charge-offs.  Noninterest income increased $2.6 million, or 12.6 percent, over the same period in 2018 primarily due to an increase of $2.9 million in other noninterest income driven by increased company-owned life insurance income and derivative income. Noninterest expense increased $4.7 million, or 7.6 percent, to $66.8 million for the three-month period ended March 31, 2019, compared to the same period in 2018.  This increase was driven by a $3.8 million increase in technology, service, and overhead expenses primarily for investments to support growth across the segment’s lines of business.  Additionally, there were increases of $0.4 million and $0.2 million in legal and consulting expense and processing fees, respectively.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$20,709	$15,763	$4,946	31.4%
Provision for loan losses	286	350	(64)	(18.3)
Noninterest income	45,787	45,419	368	0.8
Noninterest expense	52,613	46,879	5,734	12.2
Income before taxes	13,597	13,953	(356)	(2.6)
Income tax expense	2,097	2,073	24	1.2
Income from continuing operations	$11,500	$11,880	$(380)	(3.2)%

For the three months ended March 31, 2019, Institutional Banking income from continuing operations decreased $0.4 million, or 3.2 percent, compared to the same period last year.  Net interest income increased $4.9 million, or 31.4 percent, compared to the same period last year, due to an increase in deposits and related increase in funds transfer pricing driven by higher interest rates.  Provision for loan losses decreased by $64 thousand, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, increased impaired loans, and increased net charge-offs.  Noninterest income increased $0.4 million, primarily due to an increase in Other noninterest income driven by higher company-owned life insurance income. Noninterest expense increased $5.7 million, or 12.2 percent, primarily driven by increases of $2.3 million in increased technology, service, and overhead expenses for investments to support growth across the segment’s lines of business, $2.0 million in salary and employee benefits expense, and $1.0 million in other noninterest expense primarily due to operational losses in the current quarter.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$32,302	$30,944	$1,358	4.4%
Provision for loan losses	1,735	1,672	63	3.8
Noninterest income	28,351	30,715	(2,364)	(7.7)
Noninterest expense	58,408	55,054	3,354	6.1
Income before taxes	510	4,933	(4,423)	(89.7)
Income tax expense	79	733	(654)	(89.2)
Income from continuing operations	$431	$4,200	$(3,769)	(89.7)%

For the three months ended March 31, 2019, Personal Banking income from continuing operations decreased $3.8 million, or 89.7 percent, compared to the same period last year.  Net interest income increased $1.4 million, or 4.4 percent, compared to the same period last year due to increased interest rates.  Provision for loan losses remained flat as compared to the same period last year, while noninterest income decreased $2.4 million, or 7.7 percent, for the same period.  This decrease is primarily driven by a decrease of $1.8 million in equity earnings on alternative investments, and a decrease of $1.0 million in trust services revenue, partially offset by an increase of $0.3 million in bond trading income. Noninterest expense increased $3.4 million, or 6.1 percent, primarily due to increased technology, service, and overhead expenses of $2.7 million for investments to support growth across the segment’s lines of business, coupled with increased salary and employee benefits expense of $0.5 million.

Table 9

Healthcare Services Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$11,043	$9,298	$1,745	18.8%
Provision for loan losses	—	—	—	—
Noninterest income	10,063	8,795	1,268	14.4
Noninterest expense	12,785	11,818	967	8.2
Income before taxes	8,321	6,275	2,046	32.6
Income tax expense	1,283	932	351	37.7
Income from continuing operations	$7,038	$5,343	$1,695	31.7%

For the three months ended March 31, 2019, Healthcare Services income from continuing operations increased $1.7 million, or 31.7 percent, compared to the same period last year.  Net interest income increased $1.7 million, or 18.8 percent, compared to the same period last year, due to an increase in number of accounts and deposits, coupled with increased funds transfer pricing credit on deposits.  Noninterest income increased $1.3 million, or 14.4 percent, as compared to the same period last year.  This increase is primarily driven by increased deposit service charge income of $0.8 million.  Noninterest expense increased $1.0 million, or 8.2 percent, primarily due to increased technology, service, and overhead expense of $1.3 million for investments to support growth across the segment’s lines of business, partially offset by a decrease of $0.2 million in salary and employee benefits expense.

Balance Sheet Analysis

Total assets of the Company increased by $205.6 million, or 0.9 percent, as of March 31, 2019, compared to December 31, 2018, primarily due to an increase in loan balances of $371.6 million, or 3.1 percent, and an increase in AFS securities of $349.1 million, or 5.3 percent, partially offset by a decrease in securities purchased under agreements to resell of $366.9 million, or 58.6 percent.

Total assets of the Company increased $2.6 billion, or 12.2 percent, as of March 31, 2019, compared to March 31, 2018, primarily due to an increase in loan balances of $1.1 billion, or 9.5 percent, an increase in AFS securities of $752.5 million, or 12.3 percent, and an increase in FRB account balances of $441.2 million, or 67.9 percent.

Table 10

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2019	2018	2018
Total assets	$23,556,760	$20,987,904	$23,351,119
Loans, net of unearned interest	12,550,999	11,463,380	12,181,342
Total investment securities	8,171,198	7,518,609	7,848,149
Interest-bearing due from banks	1,113,470	671,163	1,047,830
Total earning assets	21,996,778	19,680,058	21,600,687
Total deposits	19,365,215	17,218,265	19,281,260
Total borrowed funds	1,575,656	1,433,302	1,601,591

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

Actual loan balances totaled $12.5 billion as of March 31, 2019, and increased $371.6 million, or 3.1 percent, compared to December 31, 2018, and increased $1.1 billion, or 9.5 percent, compared to March 31, 2018.  Compared to December 31, 2018, commercial loans increased $191.2 million, or 3.7 percent, and commercial real estate loans increased $180.7 million, or 4.9 percent.  Compared to March 31, 2018, commercial loans increased $950.1 million, or 21.3 percent, and commercial real estate loans increased $184.5 million, or 5.0 percent, partially offset by a decrease in HELOC loans of $93.0 million, or 15.2 percent.  The increase in total loans is driven by the Company’s focus on generating higher-yielding earning assets by shifting assets from the securities portfolio to the loan portfolio.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and held-to-maturity (HTM) securities as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $8.2 billion as of March 31, 2019, and $7.8 billion as of December 31, 2018, and comprised 37.1 percent and 36.3 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 84.3 percent of the Company’s investment securities portfolio at March 31, 2019, compared to 83.4 percent at December 31, 2018.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 57.7 months at March 31, 2019, compared to 56.8 months at December 31, 2018, and 54.8 months at March 31, 2018.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $5.1 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2019.  Of this amount, securities with a market value of $1.1 billion at March 31, 2019 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.1 billion as of March 31, 2019, a decrease of $22.7 million, or 1.9 percent, from December 31, 2018.  The average life of the HTM portfolio was 6.9 years at both March 31, 2019 and December 31, 2018, and 7.1 years at March 1, 2018.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.64 percent for the three months ended March 31, 2019, compared to 2.35 percent for the same period in 2018.

Deposits and Borrowed Funds

Deposits increased $84.0 million, or 0.4 percent, from December 31, 2018 to March 31, 2019 and increased $2.1 billion, or 12.5 percent, from March 31, 2018 to March 31, 2019.  Total interest-bearing deposits increased $315.6 million, partially offset by a decrease in non-interest bearing deposits of $231.6 million as compared to December 31, 2018. Total interest-bearing deposits increased $1.7 billion and noninterest-bearing deposits increased $405.7 million from March 31, 2018.

Deposits represent the Company’s primary funding source for its asset base.  In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing businesses, in order to attract and retain additional deposits.  Management believes a strong core deposit composition is one of the Company’s key strengths given its competitive product mix.

Long-term debt totaled $81.6 million at March 31, 2019, compared to $82.7 million as of December 31, 2018, and $78.7 million as of March 31, 2018.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $69.6 million as of March 31, 2019.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.5 billion at both March 31, 2019 and December 31, 2018, and $1.4 billion at March 31, 2018. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.4 billion at March 31, 2019, a $122.4 million increase compared to December 31, 2018, and a $183.5 million increase compared to March 31, 2018.

The Company’s Board of Directors authorized, at its April 23, 2019, April 24, 2018, and April 25, 2017 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the three months ended March 31, 2019 and 2018, the Company acquired 61,765 shares and 80,307 shares of its common stock pursuant to the applicable Repurchase Authorization.  The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.30 per share quarterly cash dividend payable on July 1, 2019, to shareholders of record at the close of business on June 10, 2019.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.1 billion as of March 31, 2019.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of March 31, 2019.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is calculated as the ratio of tier 1 core capital to total average assets, less goodwill and intangibles.  The Company's capital position as of March 31, 2019 is summarized in the table below and exceeded regulatory requirements.

Table 11

	Three Months Ended
	March 31,
RATIOS	2019	2018
Common equity tier 1 capital ratio	12.70%	13.36%
Tier 1 risk-based capital ratio	12.70	13.36
Total risk-based capital ratio	13.72	14.45
Leverage ratio	9.65	10.20
Return on average assets	1.02	1.12
Return on average equity	10.48	10.80
Average equity to assets	9.78	10.41

The Company's per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2019	2018
Earnings from continuing operations basic	$1.19	$1.16
Earnings from continuing operations diluted	1.18	1.15
Cash dividends	0.300	0.290
Dividend payout ratio	25.21%	25.00%
Book value	$47.92	$43.31

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates.  Please see Note 11, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for detailed information on these arrangements.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates.  To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board.  The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure.  The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis.  The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time.  On a limited basis, the Company uses hedges such as swaps and futures contracts to manage interest rate risk on certain loans, trading securities, trust preferred securities, and deposits.  See further information in Note 12 “Derivatives and Hedging Activities” in the Notes to the Consolidated Financial Statements.

Overall, the Company manages interest rate risk by positioning the balance sheet to maximize net interest income while maintaining an acceptable level of interest rate and credit risk, remaining mindful of the relationship among profitability, liquidity, interest rate risk, and credit risk.

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin.  This analysis incorporates all of the Company’s assets and liabilities together with assumptions that reflect the current interest rate environment.  Through these simulations, management estimates the impact on net interest income of a 300 basis point upward or a 200 basis point downward gradual change (e.g. ramp) and immediate change (e.g. shock) of market interest rates over a two year period.  In ramp scenarios, rates change gradually for a one-year period and remain constant in year two.  In shock scenarios, rates change immediately and the change is sustained for the remainder of the two-year scenario horizon.  Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies.  Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes.  The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 12 shows the net interest income increase or decrease over the next two years as of March 31, 2019 and 2018 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 12

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	3.2%	(0.7)%	9.4%	4.6%
200	1.7	(1.7)	5.4	1.3
100	0.4	(2.7)	1.5	(2.0)
Static	—	—	—	—
(100)	(2.5)	(0.4)	(5.8)	(6.4)
(200)	(4.9)	n/a	(13.9)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	8.5%	2.6%	11.3%	7.7%
200	5.3	0.5	6.7	3.4
100	2.1	(1.7)	2.0	(1.0)
Static	—	—	—	—
(100)	(5.2)	(5.0)	(7.1)	(8.8)
(200)	(11.5)	n/a	(17.1)	n/a

The Company is positioned slightly asset sensitive to changes in interest rates.  For rate ramps and shocks, net interest income is predicted to increase in year one and two in rising rate scenarios and decrease in falling rate scenarios.  Increases and decreases in net interest income in rising and falling rate scenarios are due to yields on earning assets increasing and decreasing more due to changes in market rates than the cost of paying liabilities is projected to increase or decrease.  A key assumption underlying these projections is how the Company is projected to price deposits in a rising rate environment being consistent with our history.  This conservative assumption has overstated projected interest expense as rates have risen and could continue to do so in the future.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $56.0 million as of March 31, 2019, $61.0 million as of December 31, 2018, and $65.4 million as of March 31, 2018.  Securities sold not yet purchased (i.e. short positions) totaled $19.8 million at March 31, 2019, $27.2 million as of December 31, 2018, and $9.5 million at March 31, 2018 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

Other Market Risk

The Company has minimal foreign currency risk as a result of foreign exchange contracts.  See Note 11 “Commitments, Contingencies and Guarantees” in the notes to the Consolidated Financial Statements.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $4.3 million to $63.3 million at March 31, 2019, compared to March 31, 2018, and increased $20.3 million, compared to December 31, 2018.

The Company had $3.3 million, $1.6 million, and $3.3 million of other real estate owned as of March 31, 2019 and 2018, and December 31, 2018, respectively. Loans past due more than 90 days and still accruing interest totaled $1.9 million as of March 31, 2019, compared to $5.7 million at March 31, 2018 and $6.0 million as of December 31, 2018.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $20.7 million of restructured loans at March 31, 2019, $20.7 million at March 31, 2018, and $21.1 million at December 31, 2018.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2019	2018	2018
Nonaccrual loans	$42,984	$47,245	$22,376
Restructured loans on nonaccrual	20,286	20,359	20,642
Total nonperforming loans	63,270	67,604	43,018
Other real estate owned	3,285	1,557	3,338
Total nonperforming assets	$66,555	$69,161	$46,356
Loans past due 90 days or more	$1,874	$5,650	$6,009
Restructured loans accruing	407	351	411
Allowance for loan losses	103,661	100,302	103,635
Ratios
Nonperforming loans as a percent of loans	0.50%	0.59%	0.35%
Nonperforming assets as a percent of loans plus other real estate owned	0.53	0.60	0.38
Nonperforming assets as a percent of total assets	0.28	0.33	0.20
Loans past due 90 days or more as a percent of loans	0.01	0.05	0.05
Allowance for loan losses as a percent of loans	0.83	0.88	0.85
Allowance for loan losses as a multiple of nonperforming loans	1.64x	1.48x	2.41x

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

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  At March 31, 2019, $5.1 billion, or 73.9 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 87.1 percent, at December 31, 2018.  However, of these amounts, securities with a market value of $1.1 billion at March 31, 2019 and $1.0 billion at December 31, 2018 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at March 31, 2019 was $10.4 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at March 31, 2019.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.1 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of March 31, 2019.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2019.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	19,389	$67.44	19,389	924,338
February 1 - February 28, 2019	42,197	65.57	42,197	882,141
March 1 - March 31, 2019	179	65.54	179	881,962
Total	61,765	$66.16	61,765

On April 24, 2018, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 23, 2019.  On April 23, 2019, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 22, 2020.  The Company has not made any repurchases other than through these Repurchase Authorizations.  All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

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

Date: May 2, 2019