Form 10-Q
period 2019-06-30
UMB FINANCIAL CORP
filed 2019-08-01
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, UMB Financial Corporation had 49,068,136 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Loans	$12,900,269	$12,178,150
Allowance for loan losses	(102,092)	(103,635)
Net loans	12,798,177	12,074,515
Loans held for sale	2,771	3,192
Securities:
Available for sale	7,176,351	6,542,800
Held to maturity (fair value of $1,094,427 and $1,070,532, respectively)	1,112,773	1,170,646
Trading securities	81,381	61,011
Other securities	89,302	73,692
Total investment securities	8,459,807	7,848,149
Federal funds sold and securities purchased under agreements to resell	283,603	627,001
Interest-bearing due from banks	876,551	1,047,830
Cash and due from banks	422,648	645,123
Premises and equipment, net	278,725	283,879
Accrued income	124,396	110,168
Goodwill	180,867	180,867
Other intangibles, net	12,425	15,003
Other assets	576,306	515,392
Total assets	$24,016,276	$23,351,119

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,524,428	$6,680,070
Interest-bearing demand and savings	11,870,782	11,454,442
Time deposits under $250,000	610,711	593,904
Time deposits of $250,000 or more	394,309	552,844
Total deposits	19,400,230	19,281,260
Federal funds purchased and repurchase agreements	1,708,884	1,518,920
Long-term debt	88,569	82,671
Accrued expenses and taxes	198,141	177,731
Other liabilities	142,662	62,067
Total liabilities	21,538,486	21,122,649

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued; and 49,062,900 and 49,117,222 shares outstanding, respectively	55,057	55,057
Capital surplus	1,065,301	1,054,601
Retained earnings	1,573,586	1,488,421
Accumulated other comprehensive income (loss), net	62,617	(95,782)
Treasury stock, 5,993,830 and 5,939,508 shares, at cost, respectively	(278,771)	(273,827)
Total shareholders' equity	2,477,790	2,228,470
Total liabilities and shareholders' equity	$24,016,276	$23,351,119

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans	$161,838	$135,150	$319,099	$261,284
Securities:
Taxable interest	26,700	20,523	52,091	40,303
Tax-exempt interest	21,988	18,290	42,685	36,993
Total securities income	48,688	38,813	94,776	77,296
Federal funds and resell agreements	2,526	752	6,151	1,790
Interest-bearing due from banks	2,768	1,056	6,667	2,636
Trading securities	842	709	1,276	1,139
Total interest income	216,662	176,480	427,969	344,145
INTEREST EXPENSE
Deposits	39,516	18,334	77,350	32,169
Federal funds and repurchase agreements	9,347	6,666	17,611	11,398
Other	1,385	1,254	2,726	2,430
Total interest expense	50,248	26,254	97,687	45,997
Net interest income	166,414	150,226	330,282	298,148
Provision for loan losses	11,000	7,000	23,350	17,000
Net interest income after provision for loan losses	155,414	143,226	306,932	281,148
NONINTEREST INCOME
Trust and securities processing	42,903	42,845	84,860	86,847
Trading and investment banking	5,453	4,653	11,034	8,754
Service charges on deposit accounts	20,747	20,722	42,028	42,627
Insurance fees and commissions	465	340	803	641
Brokerage fees	7,077	6,291	14,320	12,644
Bankcard fees	16,439	17,184	33,506	35,307
(Losses) gains on sales of securities available for sale, net	(1,403)	228	(594)	367
Other	13,717	8,026	26,823	18,627
Total noninterest income	105,398	100,289	212,780	205,814
NONINTEREST EXPENSE
Salaries and employee benefits	114,454	104,175	230,486	212,143
Occupancy, net	11,539	10,813	23,282	21,766
Equipment	18,824	18,842	38,508	37,668
Supplies and services	4,285	4,146	8,158	7,906
Marketing and business development	7,304	6,184	12,217	11,218
Processing fees	13,096	11,537	25,228	22,698
Legal and consulting	7,496	6,460	13,129	10,304
Bankcard	4,701	4,165	9,046	8,791
Amortization of other intangible assets	1,251	1,485	2,578	3,047
Regulatory fees	2,910	3,772	5,800	6,677
Other	7,527	5,639	15,581	10,876
Total noninterest expense	193,387	177,218	384,013	353,094
Income before income taxes	67,425	66,297	135,699	133,868
Income tax expense	10,466	10,873	20,996	20,911
Income from continuing operations	56,959	55,424	114,703	112,957
Discontinued Operations
Loss from discontinued operations before income taxes	—	—	—	(917)
Income tax benefit	—	—	—	(170)
Loss from discontinued operations	—	—	—	(747)
NET INCOME	$56,959	$55,424	$114,703	$112,210

PER SHARE DATA
Basic:
Income from continuing operations	$1.17	$1.12	$2.35	$2.28
Loss from discontinued operations	—	—	—	(0.01)
Net income – basic	1.17	1.12	2.35	2.27
Diluted:
Income from continuing operations	1.16	1.11	2.34	2.26
Loss from discontinued operations	—	—	—	(0.01)
Net income – diluted	1.16	1.11	2.34	2.25
Dividends	0.30	0.29	0.60	0.58
Weighted average shares outstanding – basic	48,777,732	49,551,920	48,745,124	49,486,626
Weighted average shares outstanding – diluted	49,039,692	50,007,022	49,018,787	49,973,992

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$56,959	$55,424	$114,703	$112,210
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	107,484	(16,020)	213,918	(96,682)
Less: Reclassification adjustment for losses (gains) included in net income	1,403	(228)	594	(367)
Change in unrealized gains and losses on debt securities during the period	108,887	(16,248)	214,512	(97,049)
Change in unrealized gains and losses on derivative hedges	(3,041)	910	(5,134)	3,112
Income tax (expense) benefit	(25,590)	3,770	(50,979)	23,552
Other comprehensive income (loss) before reclassifications	80,256	(11,568)	158,399	(70,385)
Amounts reclassified from accumulated other comprehensive income(1)(2)	—	—	—	(13,049)
Net current-period other comprehensive income (loss)	80,256	(11,568)	158,399	(83,434)
Comprehensive income	$137,215	$43,856	$273,102	$28,776

(1)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-01.

(2)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of ASU No. 2018-02.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance - April 1, 2018	$55,057	$1,046,673	$1,393,485	$(117,391)	$(210,438)	$2,167,386
Total comprehensive income (loss)	—	—	55,424	(11,568)	—	43,856
Dividends ($0.29 per share)	—	—	(14,567)	—	—	(14,567)
Purchase of treasury stock	—	—	—	—	(260)	(260)
Issuance of equity awards, net of forfeitures	—	502	—	—	(503)	(1)
Recognition of equity-based compensation	—	2,931	—	—	—	2,931
Sale of treasury stock	—	133	—	—	135	268
Exercise of stock options	—	421	—	—	1,778	2,199
Balance - June 30, 2018	$55,057	$1,050,660	$1,434,342	$(128,959)	$(209,288)	$2,201,812
Balance - April 1, 2019	$55,057	$1,060,630	$1,531,396	$(17,639)	$(278,601)	$2,350,843
Total comprehensive income	—	—	56,959	80,256	—	137,215
Dividends ($0.30 per share)	—	—	(14,769)	—	—	(14,769)
Purchase of treasury stock	—	—	—	—	(28)	(28)
Issuance of equity awards, net of forfeitures	—	724	—	—	(724)	—
Recognition of equity-based compensation	—	3,717	—	—	—	3,717
Sale of treasury stock	—	85	—	—	113	198
Exercise of stock options	—	145	—	—	469	614
Balance - June 30, 2019	$55,057	$1,065,301	$1,573,586	$62,617	$(278,771)	$2,477,790

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance - January 1, 2018	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531
Total comprehensive income (loss)	—	—	112,210	(83,434)	—	28,776
Reclassification of certain tax effects(1)	—	—	12,917	—	—	12,917
Dividends ($0.58 per share)	—	—	(29,040)	—	—	(29,040)
Purchase of treasury stock	—	—	—	—	(6,211)	(6,211)
Issuance of equity awards, net of forfeitures	—	(2,457)	—	—	2,951	494
Recognition of equity-based compensation	—	5,201	—	—	—	5,201
Sale of treasury stock	—	278	—	—	275	553
Exercise of stock options	—	1,543	—	—	5,903	7,446
Cumulative effect adjustments(2)	—	—	145	—	—	145
Balance - June 30, 2018	$55,057	$1,050,660	$1,434,342	$(128,959)	$(209,288)	$2,201,812
Balance - January 1, 2019	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
`Total comprehensive income	—	—	114,703	158,399	—	273,102
Dividends ($0.60 per share)	—	—	(29,538)	—	—	(29,538)
Purchase of treasury stock	—	—	—	—	(4,114)	(4,114)
Issuance of equity awards, net of forfeitures	—	3,107	—	—	(2,503)	604
Recognition of equity-based compensation	—	7,006	—	—	—	7,006
Sale of treasury stock	—	185	—	—	274	459
Exercise of stock options	—	402	—	—	1,399	1,801
Balance - June 30, 2019	$55,057	$1,065,301	$1,573,586	$62,617	$(278,771)	$2,477,790

(1)	Related to the adoption of ASU No. 2018-02. See Note 3, “New Accounting Pronouncements,” for further detail.

(2)	Related to the adoption of ASU Nos. 2016-01 and 2017-12. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$114,703	$112,210
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,350	17,000
Net amortization (accretion) of premiums and discounts from acquisition	273	(184)
Depreciation and amortization	27,316	26,544
Deferred income tax benefit	(564)	(34,703)
Net increase in trading securities and other earning assets	(22,779)	(14,742)
Losses (gains) on sales of securities available for sale, net	594	(367)
(Gains) losses on sales of assets	(612)	212
Amortization of securities premiums, net of discount accretion	17,321	22,647
Originations of loans held for sale	(54,857)	(25,502)
Gains on sales of loans held for sale, net	(436)	(550)
Proceeds from sales of loans held for sale	55,714	24,030
Equity-based compensation	7,610	5,695
Net tax benefit related to equity compensation plans	563	2,059
Changes in:
Accrued income	(14,228)	(1,270)
Accrued expenses and taxes	43,198	(43,856)
Other assets and liabilities, net	(63,201)	9,592
Net cash provided by operating activities	133,965	98,815
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	58,137	66,253
Proceeds from sales of securities available for sale	144,735	41,272
Proceeds from maturities of securities available for sale	535,514	599,647
Purchases of securities held to maturity	(14,906)	(10,307)
Purchases of securities available for sale	(1,111,831)	(515,636)
Net increase in loans	(746,789)	(373,358)
Net decrease in fed funds sold and resell agreements	343,398	121,255
Net cash activity from acquisitions and divestitures	—	2,874
Net (increase) decrease in interest bearing balances due from other financial institutions	(4,747)	7,336
Purchases of premises and equipment	(22,827)	(22,152)
Proceeds from sales of premises and equipment	3,865	26
Proceeds from bank-owned life insurance death benefit	—	16
Net cash used in investing activities	(815,451)	(82,774)
FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	260,698	(1,276,612)
Net decrease in time deposits	(141,728)	(360,310)
Net increase in fed funds purchased and repurchase agreements	189,964	405,454
Proceeds from long-term debt	6,765	—
Repayment of long-term debt	(1,363)	(1,138)
Cash dividends paid	(29,497)	(29,062)
Proceeds from exercise of stock options and sales of treasury shares	2,260	7,999
Purchases of treasury stock	(4,114)	(6,211)
Net cash provided by (used) in financing activities	282,985	(1,259,880)
Decrease in cash and cash equivalents	(398,501)	(1,243,839)
Cash and cash equivalents at beginning of period	1,674,121	1,716,262
Cash and cash equivalents at end of period	$1,275,620	$472,423
Supplemental Disclosures:
Income tax payments	$606	$51,701
Total interest payments	95,511	43,901

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2019.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on March 1, 2019 (the Form 10-K).

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2019 and June 30, 2018 (in thousands):

	June 30,
	2019	2018
Due from the FRB	$852,972	$92,990
Cash and due from banks	422,648	379,433
Cash and cash equivalents at end of period	$1,275,620	$472,423

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $23.6 million and $20.9 million at June 30, 2019 and June 30, 2018, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 261,960 and 455,102 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2019 and 2018, respectively.  Diluted year-to-date net income per share includes the dilutive effect of 273,663 and 487,366 shares issuable upon the exercise of options granted by the Company and outstanding at June 30, 2019 and 2018, respectively.

Options issued under employee benefits plans to purchase 118,029 and 137,630 shares of common stock were outstanding at June 30, 2019 and 2018, respectively, but were not included in the computation of quarter-to-date and year-to-date diluted earnings per share because the options were anti-dilutive.

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

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases” – ASC Topic 842. In January, July, and December 2018 and March 2019, the FASB issued implementation amendments to the February 2016 ASU (collectively, the amended guidance).  The amended guidance changed the accounting treatment of leases, in that lessees recognize most leases on-balance sheet.  This increased reported assets and liabilities, as lessees are required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. The amended guidance allows an entity to choose either the effective date, or the beginning of the earliest comparative period presented in the financial statements, as its date of initial application.  The Company adopted the amended guidance on January 1, 2019, using the effective date as the date of initial application.  Adoption of the amended guidance resulted in the recording of a right-of-use asset of $58.2 million and a lease liability of $63.0 million to its Consolidated Balance Sheets as of January 1, 2019.  The most significant effects of the adoption of the amended guidance are additional financial statement disclosures.  See Note 10, “Leases” for related disclosures.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$8,175	$70	$21,659	$29,904	$5,498,049	$5,527,953
Asset-based	—	—	—	—	390,297	390,297
Factoring	—	—	6,631	6,631	244,219	250,850
Commercial – credit card	446	91	—	537	186,996	187,533
Real estate:
Real estate – construction	1,641	—	—	1,641	806,638	808,279
Real estate – commercial	9,505	—	19,567	29,072	4,067,071	4,096,143
Real estate – residential	1,308	52	1,881	3,241	767,959	771,200
Real estate – HELOC	1,319	—	2,707	4,026	503,519	507,545
Consumer:
Consumer – credit card	1,864	1,607	775	4,246	214,549	218,795
Consumer – other	88	5	175	268	136,673	136,941
Leases	—	—	—	—	4,733	4,733
Total loans	$24,346	$1,825	$53,395	$79,566	$12,820,703	$12,900,269

	December 31, 2018
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$5,717	$133	$27,060	$32,910	$5,195,492	$5,228,402
Asset-based	—	—	—	—	380,738	380,738
Factoring	—	—	—	—	261,591	261,591
Commercial – credit card	490	90	—	580	165,754	166,334
Real estate:
Real estate – construction	—	—	—	—	792,565	792,565
Real estate – commercial	7,385	90	11,662	19,137	3,695,143	3,714,280
Real estate – residential	246	3,750	807	4,803	702,701	707,504
Real estate – HELOC	764	—	2,776	3,540	542,181	545,721
Consumer:
Consumer – credit card	2,022	1,945	648	4,615	226,367	230,982
Consumer – other	199	1	65	265	144,520	144,785
Leases	—	—	—	—	5,248	5,248
Total loans	$16,823	$6,009	$43,018	$65,850	$12,112,300	$12,178,150

The Company sold residential real estate loans with proceeds of $55.7 million and $24.0 million in the secondary market without recourse during the six months ended June 30, 2019 and June 30, 2018, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $53.4 million and $43.0 million at June 30, 2019 and December 31, 2018, respectively.  Restructured loans totaled $19.0 million and $21.1 million at June 30, 2019 and December 31, 2018, respectively.  Loans 90 days past due and still accruing interest amounted to $1.8 million and $6.0 million at June 30, 2019 and December 31, 2018, respectively. There was an insignificant amount of interest recognized on impaired loans during 2019 and 2018.

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
•

Substandard – This rating represents an asset inadequately protected by the current sound worth and paying capacity of the borrower or by the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  Loans in this category are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard.   This category may include loans where the collection of full principal is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity.  Non-performing loans include restructured loans on non-accrual and all other non-accrual loans.

This table provides an analysis of the credit risk profile of each loan class at June 30, 2019 and December 31, 2018 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Non-watch list	$5,024,094	$4,788,234	$341,425	$296,719	$231,831	$260,727
Watch	169,186	192,653	—	—	—	—
Special Mention	166,587	55,927	30,959	84,019	12,388	864
Substandard	168,086	191,588	17,913	—	6,631	—
Total	$5,527,953	$5,228,402	$390,297	$380,738	$250,850	$261,591

	Real estate – construction		Real estate – commercial
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Non-watch list	$806,888	$792,256	$3,845,084	$3,551,537
Watch	1,286	204	105,875	64,998
Special Mention	—	—	54,433	32,826
Substandard	105	105	90,751	64,919
Total	$808,279	$792,565	$4,096,143	$3,714,280

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$187,533	$166,334	$769,319	$706,697	$504,838	$542,945
Non-performing	—	—	1,881	807	2,707	2,776
Total	$187,533	$166,334	$771,200	$707,504	$507,545	$545,721

	Consumer – credit card		Consumer – other		Leases
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$218,020	$230,334	$136,766	$144,720	$4,733	$5,248
Non-performing	775	648	175	65	—	—
Total	$218,795	$230,982	$136,941	$144,785	$4,733	$5,248

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$80,332	$14,390	$8,928	$11	$103,661
Charge-offs	(12,170)	(151)	(2,122)	—	(14,443)
Recoveries	380	865	629	—	1,874
Provision	7,466	2,153	1,382	(1)	11,000
Ending balance	$76,008	$17,257	$8,817	$10	$102,092

	Six Months Ended June 30, 2019
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$80,888	$13,664	$9,071	$12	$103,635
Charge-offs	(23,333)	(265)	(4,589)	—	(28,187)
Recoveries	1,006	938	1,350	—	3,294
Provision	17,447	2,920	2,985	(2)	23,350
Ending balance	$76,008	$17,257	$8,817	$10	$102,092
Ending balance: individually evaluated for impairment	$2,672	$79	$—	$—	$2,751
Ending balance: collectively evaluated for impairment	73,336	17,178	8,817	10	99,341
Loans:
Ending balance: loans	$6,356,633	$6,183,167	$355,736	$4,733	$12,900,269
Ending balance: individually evaluated for impairment	28,143	20,675	—	—	48,818
Ending balance: collectively evaluated for impairment	6,328,490	6,162,492	355,736	4,733	12,851,451

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,057	$9,738	$9,460	$47	$100,302
Charge-offs	(6,616)	(1,108)	(2,553)	—	(10,277)
Recoveries	479	73	721	—	1,273
Provision	2,171	3,523	1,312	(6)	7,000
Ending balance	$77,091	$12,226	$8,940	$41	$98,298

	Six Months Ended June 30, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,156	$9,312	$10,083	$53	$100,604
Charge-offs	(13,934)	(2,850)	(5,253)	—	(22,037)
Recoveries	950	303	1,478	—	2,731
Provision	8,919	5,461	2,632	(12)	17,000
Ending balance	$77,091	$12,226	$8,940	$41	$98,298
Ending balance: individually evaluated for impairment	$4,340	$121	$—	$—	$4,461
Ending balance: collectively evaluated for impairment	72,751	12,105	8,940	41	93,837
Loans:
Ending balance: loans	$5,441,779	$5,804,252	$365,599	$19,998	$11,631,628
Ending balance: individually evaluated for impairment	41,556	10,791	—	—	52,347
Ending balance: collectively evaluated for impairment	5,400,223	5,793,461	365,599	19,998	11,579,281

Impaired Loans

This table provides an analysis of impaired loans by class at June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$34,633	$16,323	$5,189	$21,512	$2,672	$28,088
Asset-based	—	—	—	—	—	—
Factoring	6,631	6,631	—	6,631	—	4,126
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	24,938	20,392	—	20,392	—	16,414
Real estate – residential	298	189	94	283	79	288
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	116
Leases	—	—	—	—	—	—
Total	$66,500	$43,535	$5,283	$48,818	$2,751	$49,032

	As of December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$40,402	$16,470	$14,536	$31,006	$4,605	$43,335
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	275
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	55
Real estate – commercial	10,856	7,776	165	7,941	28	11,279
Real estate – residential	304	197	95	292	78	303
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	$51,562	$24,443	$14,796	$39,239	$4,711	$55,247

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

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of June 30, 2019 and June 30, 2018.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three and six months ended June 30, 2019, the Company had no new TDR loan balances. For the three and six months ended June 30, 2018, the Company had one commercial TDR with a pre-modification loan balance of $6.2 million and a post-modification loan balance of $6.1 million, and one residential real estate TDR with a pre-modification loan balance of $93 thousand and a post-modification loan balance of $92 thousand.  For the three and six months ended June 30, 2019 and June 30, 2018, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$249,581	$990	$(307)	$250,264
U.S. Agencies	90,020	3,025	—	93,045
Mortgage-backed	3,976,034	49,139	(24,814)	4,000,359
State and political subdivisions	2,647,942	59,061	(2,005)	2,704,998
Corporates	125,553	2,146	(14)	127,685
Total	$7,089,130	$114,361	$(27,140)	$7,176,351

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$248,494	$192	$(1,556)	$247,130
U.S. Agencies	200	—	(1)	199
Mortgage-backed	3,914,289	6,145	(108,223)	3,812,211
State and political subdivisions	2,507,107	7,643	(31,490)	2,483,260
Total	$6,670,090	$13,980	$(141,270)	$6,542,800

The following table presents contractual maturity information for securities available for sale at June 30, 2019 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$508,762	$509,823
Due after 1 year through 5 years	1,000,439	1,010,246
Due after 5 years through 10 years	621,974	629,688
Due after 10 years	981,921	1,026,235
Total	3,113,096	3,175,992
Mortgage-backed securities	3,976,034	4,000,359
Total securities available for sale	$7,089,130	$7,176,351

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2019, proceeds from the sales of securities available for sale were $144.7 million compared to $41.3 million for the same period in 2018.  Securities transactions resulted in gross realized gains of $824 thousand and $370 thousand for the six months ended June 30, 2019 and 2018, respectively. There were $1.4 million and $3 thousand of gross realized losses for the six months ended June 30, 2019 and 2018, respectively.

Securities available for sale with a fair value of $5.6 billion at June 30, 2019 and $5.7 billion at December 31, 2018 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $777.5 million and $1.0 billion at June 30, 2019 and December 31, 2018, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$29,709	$(307)	$29,709	$(307)
U.S. Agencies	—	—	—	—	—	—
Mortgage-backed	434,993	(692)	1,455,440	(24,122)	1,890,433	(24,814)
State and political subdivisions	50,601	(148)	304,093	(1,857)	354,694	(2,005)
Corporates	6,287	(14)	—	—	6,287	(14)
Total temporarily-impaired debt securities available for sale	$491,881	$(854)	$1,789,242	$(26,286)	$2,281,123	$(27,140)

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$18,775	$(4)	$38,552	$(1,552)	$57,327	$(1,556)
U.S. Agencies	—	—	199	(1)	199	(1)
Mortgage-backed	228,406	(1,256)	3,007,233	(106,967)	3,235,639	(108,223)
State and political subdivisions	371,394	(1,490)	1,419,875	(30,000)	1,791,269	(31,490)
Total temporarily-impaired debt securities available for sale	$618,575	$(2,750)	$4,465,859	$(138,520)	$5,084,434	$(141,270)

The unrealized losses in the Company’s investments in U.S. Treasury obligations, U.S. government agencies, Government Sponsored Entity (GSE) mortgage-backed securities, municipal securities, and corporates were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at June 30, 2019 and December 31, 2018, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$26,256	$29	$(108)	$26,177
Due after 1 year through 5 years	84,994	587	(687)	84,894
Due after 5 years through 10 years	388,557	320	(8,425)	380,452
Due after 10 years	612,966	14,051	(24,113)	602,904
Total state and political subdivisions	$1,112,773	$14,987	$(33,333)	$1,094,427

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$3,386	$38	$(29)	$3,395
Due after 1 year through 5 years	115,162	467	(7,988)	107,641
Due after 5 years through 10 years	380,108	1,894	(24,621)	357,381
Due after 10 years	671,990	2,163	(72,038)	602,115
Total state and political subdivisions	$1,170,646	$4,562	$(104,676)	$1,070,532

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2019 or 2018.

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$65,234	$(3,989)	$907,459	$(29,344)	$972,693	$(33,333)
Total temporarily-impaired debt securities held to maturity	$65,234	$(3,989)	$907,459	$(29,344)	$972,693	$(33,333)

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$17,013	$(227)	$921,182	$(104,449)	$938,195	$(104,676)
Total temporarily-impaired debt securities held to maturity	$17,013	$(227)	$921,182	$(104,449)	$938,195	$(104,676)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are subject to a risk-ranking process similar to the Company’s loan portfolio and evaluated for impairment if deemed necessary.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Trading Securities

There were net unrealized gains on trading securities of $185 thousand and net unrealized loss of $36 thousand at June 30, 2019 and June 30, 2018, respectively.  Net unrealized gains/losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $32.1 million and $27.2 million at June 30, 2019 and December 31, 2018, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at June 30, 2019 and December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	4,952	—	4,952
Other securities – non-marketable	45,343	5,753	(8)	51,088
Total Other securities	$78,605	$10,705	$(8)	$89,302

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	4,385	—	4,385
Other securities – non-marketable	32,011	4,034	—	36,045
Total Other securities	$65,273	$8,419	$—	$73,692

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. Also included in other non-marketable securities are equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  The fair value of other marketable securities includes alternative investment securities of $5.0 million at June 30, 2019 and $4.4 million at December 31, 2018.  The fair value of other non-marketable securities includes alternative investment securities of $7.4 million at June 30, 2019 and $5.8 million at December 31, 2018. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2019 and December 31, 2018 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Balances as of January 1, 2019	$59,419	$51,332	$70,116	$—	$180,867
Balances as of June 30, 2019	$59,419	$51,332	$70,116	$—	$180,867

Balances as of January 1, 2018	$59,419	$51,332	$70,116	$—	$180,867
Balances as of December 31, 2018	$59,419	$51,332	$70,116	$—	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,852	$121,911
Accumulated amortization	46,189	63,297	109,486
Net carrying amount	$3,870	$8,555	$12,425

	As of December 31, 2018
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,852	$121,911
Accumulated amortization	44,998	61,910	106,908
Net carrying amount	$5,061	$9,942	$15,003

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Aggregate amortization expense	$1,251	$1,485	$2,578	$3,047

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2019	$2,206
For the year ending December 31, 2020	3,830
For the year ending December 31, 2021	2,825
For the year ending December 31, 2022	1,886
For the year ending December 31, 2023	1,167

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2019, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2019
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	2-29 Days	30 to 90 Days	Over 90 Days	Total
U.S. Treasury	$222,885	$—	$—	$222,885
U.S. Agencies	1,429,521	5,135	2,000	1,436,656
Total repurchase agreements	$1,652,406	$5,135	$2,000	$1,659,541

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services (collectively, the Business Segments).  Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2019.  Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Three Months Ended June 30, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$102,579	$19,164	$33,334	$11,337	$166,414
Provision for loan losses	9,306	181	1,513	—	11,000
Noninterest income	20,387	46,777	29,385	8,849	105,398
Noninterest expense	68,511	52,415	60,024	12,437	193,387
Income before taxes	45,149	13,345	1,182	7,749	67,425
Income tax expense	7,008	2,071	184	1,203	10,466
Income from continuing operations	$38,141	$11,274	$998	$6,546	$56,959
Average assets	$10,651,000	$4,821,000	$5,353,000	$2,445,000	$23,270,000

	Three Months Ended June 30, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$93,145	$16,226	$31,043	$9,812	$150,226
Provision for loan losses	5,139	322	1,539	—	7,000
Noninterest income	19,169	43,414	28,724	8,982	100,289
Noninterest expense	62,850	47,554	54,263	12,551	177,218
Income before taxes	44,325	11,764	3,965	6,243	66,297
Income tax expense	7,269	1,929	650	1,025	10,873
Income from continuing operations	$37,056	$9,835	$3,315	$5,218	$55,424
Average assets	$9,747,000	$3,932,000	$4,796,000	$2,145,000	$20,620,000

	Six Months Ended June 30, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$202,393	$39,872	$65,637	$22,380	$330,282
Provision for loan losses	19,635	467	3,248	—	23,350
Noninterest income	43,568	92,564	57,736	18,912	212,780
Noninterest expense	135,331	105,027	118,433	25,222	384,013
Income before taxes	90,995	26,942	1,692	16,070	135,699
Income tax expense	14,079	4,169	262	2,486	20,996
Income from continuing operations	$76,916	$22,773	$1,430	$13,584	$114,703
Average assets	$10,546,000	$4,688,000	$5,373,000	$2,456,000	$23,063,000

	Six Months Ended June 30, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$185,061	$31,990	$61,988	$19,109	$298,148
Provision for loan losses	13,117	672	3,211	—	17,000
Noninterest income	39,766	88,833	59,439	17,776	205,814
Noninterest expense	124,975	94,433	109,317	24,369	353,094
Income before taxes	86,735	25,718	8,899	12,516	133,868
Income tax expense	13,549	4,017	1,390	1,955	20,911
Income from continuing operations	$73,186	$21,701	$7,509	$10,561	$112,957
Average assets	$9,766,000	$3,882,000	$4,884,000	$2,151,000	$20,683,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended June 30, 2019 and June 30, 2018, the Company also has approximately $9.9 million and $9.0 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606.  For the six months ended June 30, 2019 and June 30, 2018, the Company also has approximately $18.3 million and $17.1 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2019.  Total receivables from revenue recognized under the scope of ASC 606 were $49.8 million and $52.2 million as of June 30, 2019 and December 31, 2018, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of revenue according to revenue stream and Business Segment for the three and six months ended June 30, 2019 and June 30, 2018.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2019 and previously reported results have been reclassified in this filing to conform to the current organizational structure.  Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$27,251	$15,652	$—	$—	$42,903
Trading and investment banking	—	134	—	—	5,319	5,453
Service charges on deposit accounts	7,392	6,562	2,689	4,070	34	20,747
Insurance fees and commissions	—	—	465	—	—	465
Brokerage fees	55	5,026	1,996	—	—	7,077
Bankcard fees	15,213	1,206	5,646	4,068	(9,694)	16,439
Losses on sales of securities available for sale, net	—	—	—	—	(1,403)	(1,403)
Other	484	239	833	230	11,931	13,717
Total Noninterest income	$23,144	$40,418	$27,281	$8,368	$6,187	$105,398

	Three Months Ended June 30, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$26,846	$15,999	$—	$—	$42,845
Trading and investment banking	—	—	—	—	4,653	4,653
Service charges on deposit accounts	7,624	5,808	2,777	4,478	35	20,722
Insurance fees and commissions	—	—	340	—	—	340
Brokerage fees	49	3,975	2,267	—	—	6,291
Bankcard fees	15,025	1,420	5,584	4,042	(8,887)	17,184
Gains on sales of securities available for sale, net	—	—	—	—	228	228
Other	678	136	879	186	6,147	8,026
Total Noninterest income	$23,376	$38,185	$27,846	$8,706	$2,176	$100,289

	Six Months Ended June 30, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$53,940	$30,920	$—	$—	$84,860
Trading and investment banking	—	262	—	—	10,772	11,034
Service charges on deposit accounts	14,853	12,751	5,397	8,958	69	42,028
Insurance fees and commissions	—	—	803	—	—	803
Brokerage fees	103	10,448	3,769	—	—	14,320
Bankcard fees	29,701	2,391	10,761	8,408	(17,755)	33,506
Losses on sales of securities available for sale, net	—	—	—	—	(594)	(594)
Other	953	370	1,766	415	23,319	26,823
Total Noninterest income	$45,610	$80,162	$53,416	$17,781	$15,811	$212,780

	Six Months Ended June 30, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$54,542	$32,305	$—	$—	$86,847
Trading and investment banking	—	—	—	—	8,754	8,754
Service charges on deposit accounts	15,415	13,038	5,589	8,516	69	42,627
Insurance fees and commissions	—	—	641	—	—	641
Brokerage fees	101	8,036	4,507	—	—	12,644
Bankcard fees	29,822	3,055	10,897	8,346	(16,813)	35,307
Gains on sales of securities available for sale, net	—	—	—	—	367	367
Other	1,133	255	1,785	335	15,119	18,627
Total Noninterest income	$46,471	$78,926	$55,724	$17,197	$7,496	$205,814

10. Leases

The Company adopted ASC 842, Leases, using the effective date as the date of initial application of ASC 842 and will not recast comparative financial periods.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations.  These leases have remaining lease terms that range from less than one year to 28 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 40 years or more. The exercise of lease renewal options is at the Company’s sole discretion.  No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property.  The lease agreements do not contain any material residual value guarantees or material restrictive covenants.  An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI).  For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842.  The Company has made the election not to separate lease and non-lease components for existing real estate leases when determining consideration within the lease contract. All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of June 30, 2019, a right-of-use asset of $65.1 million and a lease liability of $70.5 million were included as part of Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.  For the

three and six months ended June 30, 2019, lease expense of $3.1 million and $6.1 million, respectively, was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income.  For the six months ended June 30, 2019, cash payments of $6.1 million were made for leases included in the measurement of lease liabilities, classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.  For the six months ended June 30, 2019, leased assets obtained in exchange for new operating lease liabilities were $12.6 million.  As of June 30, 2019, the weighted average remaining lease term of the Company’s leases was 8.8 years and the weighted average discount rate was 3.27 percent.

As of June 30, 2019, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

For the six months ending December 31, 2019	$6,070
2020	12,046
2021	10,396
2022	9,702
2023	8,130
Thereafter	36,838
Total lease payments	83,182
Less: Interest	12,700
Present value of lease liabilities	$70,482

The adoption of the lease standard using the effective date as of the date of initial application requires the inclusion of the disclosure for periods prior to adoption, which is included in the table below.  Minimum future rental commitments as of December 31, 2018, for all non-cancelable operating leases were as follows (in thousands):

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	June 30,	December 31,
	2019	2018
Commitments to extend credit for loans (excluding credit card loans)	$6,975,955	$6,870,451
Commitments to extend credit under credit card loans	3,240,915	3,152,439
Commercial letters of credit	4,842	1,892
Standby letters of credit	304,111	298,915
Forward contracts	47,145	29,796
Spot foreign exchange contracts	2,493	11,183

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2019 and December 31, 2018.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2019	2018	2019	2018
Interest Rate Products:
Derivatives not designated as hedging instruments	$43,806	$9,339	$5,413	$5,498
Derivatives designated as hedging instruments	52	—	—	15
Total	$43,858	$9,339	$5,413	$5,513

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve either making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments, or making variable rate payments to a counterparty in exchange for the Company receiving fixed rate payments, over the life of the agreements without the exchange of the underlying notional amount.  As of June 30, 2019, the Company had one interest rate swap with a notional amount of $5.4 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its variable-rate liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of June 30, 2019, the Company had two interest rate swaps with a notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  For derivatives designated and that qualify as cash flow hedges, the change in fair value is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three and six months ended June 30, 2019, the Company recognized net losses of $3.0 million and $5.1 million, respectively, in AOCI for the change in fair value of these cash flow hedges.  During the three and six months ended June 30, 2018, the Company recognized net gains of $910 thousand and $3.1 million, respectively, in AOCI for the change in fair value of these cash flow hedges. Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. The Company expects to reclassify $385 thousand from AOCI to Interest expense during the next 12 months.  As of June 30, 2019, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 17.22 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2019, the Company had 132 interest rate swaps with an aggregate notional amount of $1.6 billion related to this program.  During the three and six months ended June 30, 2019, the Company recognized net losses of $1.5 million and $2.3 million, respectively, related to changes in fair value of these swaps.  During the three and six months ended June 30, 2018, the Company recognized net gains of $137 thousand and $473 thousand, respectively, related to changes in fair value of these swaps.

Effect of Derivative Instruments on the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Amount of (Loss) Gain Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Interest Rate Products
Derivatives not designated as hedging instruments	$(1,476)	$137	$(2,349)	$473
Total	$(1,476)	$137	$(2,349)	$473
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(105)	$53	$(163)	$134
Fair value adjustments on hedged items	104	(49)	163	(130)
Total	$(1)	$4	$—	$4

This table provides a summary of  the amount of gain or loss recognized in AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Interest Rate Products
Derivatives designated as cash flow hedging instruments	$(3,041)	$910	$(5,135)	$3,112
Total	$(3,041)	$910	$(5,135)	$3,112

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $5.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2019, the Company had posted $5.8 million of collateral. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

13.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement at June 30, 2019
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$5,437	$5,437	$—	$—
U.S. Agencies	5,806	—	5,806	—
Mortgage-backed	2,091	—	2,091	—
State and political subdivisions	49,217	—	49,217	—
Corporates	5,359	5,359	—	—
Trading – other	13,471	13,471	—	—
Trading securities	81,381	24,267	57,114	—
U.S. Treasury	250,264	250,264	—	—
U.S. Agencies	93,045	—	93,045	—
Mortgage-backed	4,000,359	—	4,000,359	—
State and political subdivisions	2,704,998	—	2,704,998	—
Corporates	127,685	127,685		—
Available for sale securities	7,176,351	377,949	6,798,402	—
Company-owned life insurance	61,282	—	61,282	—
Bank-owned life insurance	277,360	—	277,360	—
Derivatives	43,858	—	43,858	—
Total	$7,640,232	$402,216	$7,238,016	$—
Liabilities
Derivatives	$5,413	$—	$5,413	$—
Securities sold not yet purchased	32,075	—	32,075	—
Total	$37,488	$—	$37,488	$—

	Fair Value Measurement at December 31, 2018
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$3,063	$—	$3,063	$—
Mortgage-backed	713	—	713	—
State and political subdivisions	37,974	—	37,974	—
Corporates	7,125	7,125	—	—
Trading – other	12,136	12,136	—	—
Trading securities	61,011	19,261	41,750	—
U.S. Treasury	247,130	247,130	—	—
U.S. Agencies	199	—	199	—
Mortgage-backed	3,812,211	—	3,812,211	—
State and political subdivisions	2,483,260	—	2,483,260	—
Available for sale securities	6,542,800	247,130	6,295,670	—
Company-owned life insurance	54,152	—	54,152	—
Bank-owned life insurance	273,553	—	273,553	—
Derivatives	9,339	—	9,339	—
Total	$6,940,855	$266,391	$6,674,464	$—
Liabilities
Derivatives	$5,513	$—	$5,513	$—
Securities sold not yet purchased	27,238	—	27,238	—
Total	$32,751	$—	$32,751	$—

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

Assets measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement at June 30, 2019 Using
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
Impaired loans	$2,532	$—	$—	$2,532	$1,960
Other real estate owned	120	—	—	120	(2)
Total	$2,652	$—	$—	$2,652	$1,958

	Fair Value Measurement at December 31, 2018 Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$10,085	$—	$—	$10,085	$1,972
Other real estate owned	3,132	—	—	3,132	6
Total	$13,217	$—	$—	$13,217	$1,978

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

Other real estate owned Other real estate owned consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned is recorded as held for sale initially at the fair value of the collateral less estimated selling costs.  The initial valuation of the foreclosed property is obtained through an appraisal process similar to the process described in the impaired loans paragraph above. Subsequent to foreclosure, valuations are reviewed quarterly and updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods and those measurements are classified as Level 3.

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	Fair Value Measurement at June 30, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,582,802	$1,299,559	$283,243	$—	$1,582,802
Securities available for sale	7,176,351	377,949	6,798,402	—	7,176,351
Securities held to maturity	1,112,773	—	1,094,427	—	1,094,427
Trading securities	81,381	24,267	57,114	—	81,381
Other securities	89,302	—	89,302	—	89,302
Loans (exclusive of allowance for loan loss)	12,903,040	—	13,059,974	—	13,059,974
Derivatives	43,858	—	43,858	—	43,858
FINANCIAL LIABILITIES
Demand and savings deposits	18,395,210	18,395,210	—	—	18,395,210
Time deposits	1,005,020	—	1,005,839	—	1,005,839
Other borrowings	1,708,884	49,343	1,659,541	—	1,708,884
Long-term debt	88,569	—	88,860	—	88,860
Derivatives	5,413	—	5,413	—	5,413
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1,329
Commercial letters of credit					15
Standby letters of credit					737

	Fair Value Measurement at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,319,954	$1,693,453	$626,501	$—	$2,319,954
Securities available for sale	6,542,800	247,130	6,295,670	—	6,542,800
Securities held to maturity	1,170,646	—	1,070,532	—	1,070,532
Trading securities	61,011	19,261	41,750	—	61,011
Other securities	73,692	—	73,692	—	73,692
Loans (exclusive of allowance for loan loss)	12,181,342	—	12,190,599	—	12,190,599
Derivatives	9,339	—	9,339	—	9,339
FINANCIAL LIABILITIES
Demand and savings deposits	18,134,512	18,134,512	—	—	18,134,512
Time deposits	1,146,748	—	1,146,748	—	1,146,748
Other borrowings	1,518,920	6,679	1,512,241	—	1,518,920
Long-term debt	82,671	—	82,818	—	82,818
Derivatives	5,513	—	5,513	—	5,513
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,425
Commercial letters of credit					115
Standby letters of credit					2,658

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at June 30, 2019 and December 31, 2018.

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

This table summarizes the components of loss from discontinued operations, net of taxes, for the three and six months ended June 30, 2019 and June 30, 2018 presented in the Company’s Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total noninterest income	$—	$—	$—	$—
Total noninterest expense	—	—	—	917
Loss from discontinued operations	—	—	—	(917)
Income tax benefit	—	—	—	(170)
Net loss on discontinued operations	$—	$—	$—	$(747)

The components of net cash provided by operating activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Loss from discontinued operations	$—	$(747)
Depreciation and amortization	—	—
Net cash used in operating activities of discontinued operations	$—	$(747)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six-month periods ended June 30, 2019.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the three-month period ended June 30, 2019, total revenue increased 8.5 percent compared to the same period in 2018, while noninterest expense increased 9.1 percent.  As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation.  The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the three-month period ended June 30, 2019, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $16.2 million, or 10.8 percent, from the same period in 2018. The Company has shown increased net interest income through the effects of increased interest rates, the volume and mix of average earning assets, and a low cost of funds in its Consolidated Balance Sheets.  Average loan balances increased $1.2 billion, or 10.3 percent, compared to the same period in 2018. The funding for these assets was driven primarily by a 15.1 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased five basis points compared to the same period in 2018.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company has continued to emphasize its diverse operations throughout all economic cycles.  This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates, and positioned the Company to benefit in periods of growth.  Noninterest income increased $5.1 million, or 5.1 percent, to $105.4 million for the three-month period ended June 30, 2019, compared to the same period in 2018.  This increase was driven by a combination of increases in derivative income, higher market-driven revenue in equity earnings on alternative investments, and higher bond trading income from increased trading volume.  This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At June 30, 2019, noninterest income represented 38.8 percent of total revenues, compared to 40.0 percent at June 30, 2018.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At June 30, 2019, the Company had $2.5 billion in total shareholders’ equity.  This is an increase of $276.0 million, or 12.5 percent, compared to total shareholders’ equity at June 30, 2018.  At June 30, 2019, the Company had a total risk-based capital ratio of 13.63 percent.  The Company repurchased 396 shares of common stock at an average price of $69.10 per share during the three-month period ended June 30, 2019.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2019.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income from continuing operations of $57.0 million for the three-month period ended June 30, 2019, compared to $55.4 million for the same period in 2018.  This represents a 2.8 percent increase over the three-month period ended June 30, 2018.  Basic earnings per share from continuing operations for the three-month period ended June 30, 2019 was $1.17 per share ($1.16 per share fully-diluted) compared to $1.12 per share ($1.11 per share fully-diluted) for the three-month period ended June 30, 2018.  Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2019 were 0.98 and 9.46 percent, respectively, compared to 1.08 and 10.18 percent, respectively, for the same period in 2018.

The Company recorded net income from continuing operations of $114.7 million for the six-month period ended June 30, 2019, compared to $113.0 million for the same period in 2018. This represents a 1.5 percent increase over the six-month period ended June 30, 2018. Basic earnings per share from continuing operations for the six-month period ended June 30, 2019 were $2.35 per share ($2.34 per share fully-diluted) compared to $2.28 per share ($2.26 per share fully-diluted) for the same period in 2018. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2019 were 1.00 and 9.95 percent, respectively, compared to 1.10 and 10.49 percent, respectively, for the same period in 2018.

Net interest income for the three and six-month periods ended June 30, 2019 increased $16.2 million, or 10.8 percent, and $32.1 million, or 10.8 percent, respectively, compared to the same periods in 2018.  For the three-month period ended June 30, 2019, average earning assets increased by $2.5 billion, or 12.9 percent, and for the six-month period ended June 30, 2019, they increased by $2.3 million, or 11.7 percent, compared to the same periods in 2018.  Net interest margin, on a tax-equivalent basis, decreased to 3.19 percent for the three and six-month periods ended June 30, 2019 compared to 3.24 percent and 3.22 percent, respectively, for the same periods in 2018.

The provision for loan losses increased by $4.0 million to $11.0 million for the three-month period ended June 30, 2019, and increased by $6.4 million to $23.4 million for the six-month period ended June 30, 2019, compared to the same periods in 2018.  This change is the result of applying the Company’s methodology for computing the allowance for loan losses, which considers the inherent risk in the loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  The Company’s nonperforming loans decreased $2.6 million to $53.4 million at June 30, 2019, compared to June 30, 2018, and increased $10.3 million, compared to December 31, 2018.  The allowance for loan losses as a percentage of total loans decreased to 0.79 percent as of June 30, 2019, compared to 0.85 percent at June 30, 2018.  For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income increased by $5.1 million, or 5.1 percent, for the three-month period ended June 30, 2019, and increased by $7.0 million, or 3.4 percent, for the six-month period ended June 30, 2019, compared to the same periods in 2018.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $16.2 million, or 9.1 percent, for the three-month period ended June 30, 2019, and increased by $30.9 million, or 8.8 percent, for the six-month period ended June 30, 2019, compared to the same periods in 2018.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Net interest income for the three and six-month periods ended June 30, 2019 increased $16.2 million, or 10.8 percent, and $32.1 million, or 10.8 percent, respectively, compared to the same periods in 2018.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three-month period ended June 30, 2019 decreased by 24 basis points as compared to the same period in 2018.  Net interest margin for the three-month period ended June 30, 2019 decreased by five basis points compared to the same period in 2018.  Net interest spread for the six-month period ended June 30, 2019 decreased by 21 basis points as compared to the same period in 2018.  Net interest margin for the six-month period ended June 30, 2019 decreased by three basis points compared to the same period in 2018.  The changes compared to 2018 are primarily due to favorable interest rate and volume variances on loans, offset by unfavorable rate variances in interest-bearing deposits.  These interest rate variances have led to decreased net interest spreads and margins.  These variances have also driven an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2019 as compared to results for the same period in 2018.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 4.01 percent for the three-month period ended June 30, 2019 and 3.69 percent for the same period in 2018.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 4.00 percent for the six-month period ended June 30, 2019 and 3.59 percent for the same period in 2018.

	Three Months Ended June 30,
	2019		2018
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$12,620,981	5.14%	$11,444,448	4.74%
Securities:
Taxable	4,502,680	2.38	3,862,378	2.13
Tax-exempt	3,725,185	2.99	3,492,647	2.66
Total securities	8,227,865	2.65	7,355,025	2.38
Federal funds and resell agreements	329,064	3.08	107,343	2.81
Interest-bearing due from banks	450,032	2.47	252,292	1.68
Other earning assets	61,565	6.07	45,538	6.83
Total earning assets	21,689,507	4.11	19,204,646	3.79
Allowance for loan losses	(109,463)		(101,801)
Other assets	1,690,423		1,516,801
Total assets	$23,270,467		$20,619,646
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$12,707,353	1.25%	$10,800,015	0.68%
Federal funds and repurchase agreements	1,728,748	2.17	1,737,383	1.54
Borrowed funds	81,742	6.80	78,583	6.40
Total interest-bearing liabilities	14,517,843	1.39	12,615,981	0.83
Noninterest-bearing demand deposits	6,078,520		5,666,364
Other liabilities	259,810		152,491
Shareholders' equity	2,414,294		2,184,810
Total liabilities and shareholders' equity	$23,270,467		$20,619,646
Net interest spread		2.72%		2.96%
Net interest margin		3.19		3.24

	Six Months Ended June 30,
	2019		2018
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$12,462,946	5.16%	$11,365,921	4.64%
Securities:
Taxable	4,402,458	2.39	3,865,660	2.10
Tax-exempt	3,674,456	2.96	3,563,715	2.65
Total securities	8,076,914	2.65	7,429,375	2.37
Federal funds and resell agreements	424,712	2.92	134,009	2.69
Interest-bearing due from banks	554,551	2.42	341,469	1.56
Other earning assets	54,029	5.36	45,068	5.65
Total earning assets	21,573,152	4.11	19,315,842	3.70
Allowance for loan losses	(107,465)		(101,652)
Other assets	1,597,444		1,468,793
Total assets	$23,063,131		$20,682,983
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$12,729,813	1.23%	$10,754,187	0.60%
Federal funds and repurchase agreements	1,642,140	2.16	1,649,758	1.39
Borrowed funds	82,077	6.70	78,773	6.22
Total interest-bearing liabilities	14,454,030	1.36	12,482,718	0.74
Noninterest-bearing demand deposits	6,028,259		5,857,618
Other liabilities	255,405		170,374
Shareholders' equity	2,325,437		2,172,273
Total liabilities and shareholders' equity	$23,063,131		$20,682,983
Net interest spread		2.75%		2.96%
Net interest margin		3.19		3.22

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $583.0 million for the three-month period and increased $286.0 million for the six-month period ended June 30, 2019, compared to the same periods in 2018.  The benefit from interest-free funds increased by 19 and 18 basis points in the three and six-month periods, respectively, due to increased yields on earning assets, offset by an increase in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2019 and 2018			June 30, 2019 and 2018
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$14,545	$12,143	$26,688	$26,536	$31,279	$57,815
Securities:
Taxable	3,634	2,543	6,177	5,980	5,808	11,788
Tax-exempt	1,290	2,408	3,698	1,205	4,487	5,692
Federal funds sold and resell agreements	1,695	79	1,774	4,198	163	4,361
Interest-bearing due from banks	1,071	641	1,712	2,129	1,902	4,031
Trading	232	(99)	133	212	(75)	137
Interest income	22,467	17,715	40,182	40,260	43,564	83,824
Change in interest incurred on:
Interest-bearing deposits	3,710	17,472	21,182	6,831	38,350	45,181
Federal funds purchased and repurchase agreements	(33)	2,714	2,681	(53)	6,266	6,213
Other borrowed funds	52	79	131	105	191	296
Interest expense	3,729	20,265	23,994	6,883	44,807	51,690
Net interest income	$18,738	$(2,550)	$16,188	$33,377	$(1,243)	$32,134

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Average earning assets	$21,689,507	$19,204,646	$2,484,861	$21,573,152	$19,315,842	$2,257,310
Interest-bearing liabilities	14,517,843	12,615,981	1,901,862	14,454,030	12,482,718	1,971,312
Interest-free funds	$7,171,664	$6,588,665	$582,999	$7,119,122	$6,833,124	$285,998
Free funds ratio (interest free funds to average earning assets)	33.07%	34.31%	(1.24)%	33.00%	35.38%	(2.38)%
Tax-equivalent yield on earning assets	4.11	3.79	0.32	4.11	3.70	0.41
Cost of interest-bearing liabilities	1.39	0.83	0.56	1.36	0.74	0.62
Net interest spread	2.72	2.96	(0.24)	2.75	2.96	(0.21)
Benefit of interest-free funds	0.47	0.28	0.19	0.44	0.26	0.18
Net interest margin	3.19%	3.24%	(0.05)%	3.19%	3.22%	(0.03)%

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

Based on the factors above, management of the Company recorded $11.0 million and $23.4 million as provision for loan losses for the three and six-month periods ended June 30, 2019, respectively, compared to $7.0 million and $17.0 million for the same periods in 2018, respectively.  As illustrated in Table 3 below, the ALL decreased to 0.79 percent of total loans as of June 30, 2019, compared to 0.85 percent of total loans as of June 30, 2018.

Table 3 presents a summary of the Company’s ALL for the six-month periods ended June 30, 2019 and 2018, and for the year ended December 31, 2018.  Net charge-offs were $24.9 million for the six-month period ended June 30, 2019, compared to $19.3 million for the same period in 2018.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2019	2018	2018
Allowance-January 1	$103,635	$100,604	$100,604
Provision for loan losses	23,350	17,000	70,750
Charge-offs:
Commercial	(23,333)	(13,934)	(64,371)
Consumer:
Credit card	(4,099)	(4,527)	(8,601)
Other	(490)	(726)	(1,143)
Real estate	(265)	(2,850)	(3,428)
Total charge-offs	(28,187)	(22,037)	(77,543)
Recoveries:
Commercial	1,006	950	6,753
Consumer:
Credit card	1,087	892	1,728
Other	263	586	898
Real estate	938	303	445
Total recoveries	3,294	2,731	9,824
Net charge-offs	(24,893)	(19,306)	(67,719)
Allowance-end of period	$102,092	$98,298	$103,635
Average loans, net of unearned interest	$12,460,343	$11,364,426	$11,604,633
Loans at end of period, net of unearned interest	12,900,269	11,631,628	12,178,150
Allowance to loans at end of period	0.79%	0.85%	0.85%
Allowance as a multiple of net charge-offs	2.03x	2.52x	1.53x
Net charge-offs to:
Provision for loan losses	106.61%	113.56%	95.72%
Average loans	0.40	0.34	0.58

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Trust and securities processing	$42,903	$42,845	$58	0.1%
Trading and investment banking	5,453	4,653	800	17.2
Service charges on deposits	20,747	20,722	25	0.1
Insurance fees and commissions	465	340	125	36.8
Brokerage fees	7,077	6,291	786	12.5
Bankcard fees	16,439	17,184	(745)	(4.3)
(Losses) gains on sales of securities available for sale, net	(1,403)	228	(1,631)	(>100.0)
Other	13,717	8,026	5,691	70.9
Total noninterest income	$105,398	$100,289	$5,109	5.1%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Trust and securities processing	$84,860	$86,847	$(1,987)	(2.3)%
Trading and investment banking	11,034	8,754	2,280	26.0
Service charges on deposits	42,028	42,627	(599)	(1.4)
Insurance fees and commissions	803	641	162	25.3
Brokerage fees	14,320	12,644	1,676	13.3
Bankcard fees	33,506	35,307	(1,801)	(5.1)
(Losses) gains on sales of securities available for sale, net	(594)	367	(961)	(>100.0)
Other	26,823	18,627	8,196	44.0
Total noninterest income	$212,780	$205,814	$6,966	3.4%

Noninterest income increased by $5.1 million, or 5.1 percent, during the three-month period ended June 30, 2019, and increased by $7.0 million, or 3.4 percent, during the six-month period ended June 30, 2019, compared to the same periods in 2018.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets.  The fees for the three-month period were flat and decreased $2.0 million for the six-month period ended June 30, 2019, compared to the same periods in 2018. The decrease for the six-month period was primarily due to a decrease in fund services revenue which was partially offset by an increase in corporate trust fees.  Fund services revenue decreased $3.9 million, or 8.8 percent, compared to the same period in 2018.  This decrease was primarily driven by customer repricing and losses.  Additionally, these revenues are primarily asset-based which are highly correlated to changes in market value of assets.  For the six-month period ended June 30, 2019, this decrease was partially offset by an increase of $2.8 million, or 26.9 percent, in corporate trust fees compared to the same period in 2018.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving distribution channels.

Trading and investment banking fees for the three and six-month periods ended June 30, 2019 increased $0.8 million, or 17.2 percent, and $2.3 million, or 26.0 percent, respectively, compared to the same periods in 2018.  These increases were driven by higher trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three and six-month periods ended June 30, 2019, increased $0.8 million, or 12.5 percent, and $1.7 million, or 13.3 percent, respectively, compared to the same periods in 2018.  These increases were driven by higher levels of money market balances and the related 12b-1 fees.

Bankcard fees for the three and six-month periods ended June 30, 2019, decreased $0.8 million, or 4.3 percent, and $1.8 million, or 5.1 percent, respectively, compared to the same periods in 2018.  The decrease for the three-month period was primarily due to an increase in rebates expense recorded as an offset to bankcard fees.  The decrease for the six-month period was driven by lower interchange income coupled with increased rewards and rebates expense recorded as an offset to bankcard fees.

During the three and six-month periods ended June 30, 2019, $1.4 million and $0.6 million in losses, respectively, were recognized on the sales of securities available for sale, compared to gains on the sales of securities available for sale of $0.2 million and $0.4 million for the same periods in 2018.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses.

Other noninterest income for the three and six-month periods ended June 30, 2019, increased $5.7 million, or 70.9 percent, and increased $8.2 million, or 44.0 percent, respectively, compared to the same periods in 2018.  The increase in the three and six-month periods was primarily driven by increases in company-owned life insurance, derivative income, gains on sale of other assets, and increases in equity in earnings on alternative investments.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Salaries and employee benefits	$114,454	$104,175	$10,279	9.9%
Occupancy, net	11,539	10,813	726	6.7
Equipment	18,824	18,842	(18)	(0.1)
Supplies and services	4,285	4,146	139	3.4
Marketing and business development	7,304	6,184	1,120	18.1
Processing fees	13,096	11,537	1,559	13.5
Legal and consulting	7,496	6,460	1,036	16.0
Bankcard	4,701	4,165	536	12.9
Amortization of other intangible assets	1,251	1,485	(234)	(15.8)
Regulatory fees	2,910	3,772	(862)	(22.9)
Other	7,527	5,639	1,888	33.5
Total noninterest expense	$193,387	$177,218	$16,169	9.1%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Salaries and employee benefits	$230,486	$212,143	$18,343	8.6%
Occupancy, net	23,282	21,766	1,516	7.0
Equipment	38,508	37,668	840	2.2
Supplies and services	8,158	7,906	252	3.2
Marketing and business development	12,217	11,218	999	8.9
Processing fees	25,228	22,698	2,530	11.1
Legal and consulting	13,129	10,304	2,825	27.4
Bankcard	9,046	8,791	255	2.9
Amortization of other intangible assets	2,578	3,047	(469)	(15.4)
Regulatory fees	5,800	6,677	(877)	(13.1)
Other	15,581	10,876	4,705	43.3
Total noninterest expense	$384,013	$353,094	$30,919	8.8%

Noninterest expense increased by $16.2 million, or 9.1 percent, for the three-month period ended June 30, 2019 and increased $30.9 million, or 8.8 percent, for the six-month period ended June 30, 2019, compared to the same periods in 2018.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $10.3 million, or 9.9 percent, and increased $18.3 million, or 8.6 percent, for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018.  Salaries and wages increased $4.0 million, or 6.0 percent, for the three-month period ended June 30, 2019, and increased $5.7 million, or 4.3 percent, for the six-month period ended June 30, 2019, compared to the same periods in 2018.  Commissions and bonuses increased $4.2 million, or 21.6 percent, and increased $6.1 million, or 15.6 percent, for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018.  Employee benefits expense increased $2.1 million, or 11.3 percent for the three-month period ended June 30, 2019, and increased $6.6 million, or 16.1 percent, for the six-month period ended June 30, 2019, compared to the same periods in 2018.

Occupancy expense increased $0.7 million, or 6.7 percent, and increased $1.5 million, or 7.0 percent, for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower tenant rent income and higher lease expense.

Marketing and business development expense increased $1.1 million, or 18.1 percent, and increased $1.0 million, or 8.9 percent, for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018, due to the timing of multiple technology and product initiatives.

Processing fees expense increased $1.6 million, or 13.5 percent, and $2.5 million, or 11.1 percent, for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher system processing expenses supporting the commercial, personal, healthcare, and institutional businesses.

Legal and consulting expense increased $1.0 million, or 16.0 percent, and $2.8 million, or 27.4 percent, for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to consulting costs on system investments to support growth across the Company’s business lines.

Other noninterest expense increased $1.9 million, or 33.5 percent, for the three-month period and increased $4.7 million, or 43.3 percent for the six-month period ended June 30, 2019.  The increase is primarily due to higher derivative expense and higher operating losses.

Income Tax Expense

The Company’s effective tax rate was 15.5 percent for the six-month period ended June 30, 2019 compared to 15.6 percent for the same period in 2018.

Strategic Lines of Business

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$102,579	$93,145	$9,434	10.1%
Provision for loan losses	9,306	5,139	4,167	81.1
Noninterest income	20,387	19,169	1,218	6.4
Noninterest expense	68,511	62,850	5,661	9.0
Income before taxes	45,149	44,325	824	1.9
Income tax expense	7,008	7,269	(261)	(3.6)
Income from continuing operations	$38,141	$37,056	$1,085	2.9%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$202,393	$185,061	$17,332	9.4%
Provision for loan losses	19,635	13,117	6,518	49.7
Noninterest income	43,568	39,766	3,802	9.6
Noninterest expense	135,331	124,975	10,356	8.3
Income before taxes	90,995	86,735	4,260	4.9
Income tax expense	14,079	13,549	530	3.9
Income from continuing operations	$76,916	$73,186	$3,730	5.1%

For the six-month period ended June 30, 2019, Commercial Banking income from continuing operations increased by $3.7 million, or 5.1 percent, to $76.9 million compared to the same period in 2018.  Net interest income increased $17.3 million, or 9.4 percent, for the six-month period ended June 30, 2019, compared to the same period in 2018, primarily driven by strong loan growth, increased interest rates, and earning asset mix changes.  Provision for loan losses increased by $6.5 million, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income increased $3.8 million, or 9.6 percent, primarily due to an increase of $5.0 million in other noninterest income driven by increased company-owned life insurance income and derivative income.  These increases were partially offset by a decrease of $0.8 million in bankcard fees due to higher rebate expense, recorded as an offset to revenue.  Noninterest expense increased $10.4 million, or 8.3 percent, to $135.3 million.  This increase is primarily driven by an increase of $5.9 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, coupled with increases of $2.4 million and $0.7 million in salary and benefit expense and legal and professional fees expense, respectively.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$19,164	$16,226	$2,938	18.1%
Provision for loan losses	181	322	(141)	(43.8)
Noninterest income	46,777	43,414	3,363	7.7
Noninterest expense	52,415	47,554	4,861	10.2
Income before taxes	13,345	11,764	1,581	13.4
Income tax expense	2,071	1,929	142	7.4
Income from continuing operations	$11,274	$9,835	$1,439	14.6%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$39,872	$31,990	$7,882	24.6%
Provision for loan losses	467	672	(205)	(30.5)
Noninterest income	92,564	88,833	3,731	4.2
Noninterest expense	105,027	94,433	10,594	11.2
Income before taxes	26,942	25,718	1,224	4.8
Income tax expense	4,169	4,017	152	3.8
Income from continuing operations	$22,773	$21,701	$1,072	4.9%

For the six-month period ended June 30, 2019, Institutional Banking income from continuing operations increased $1.1 million, or 4.9 percent, compared to the same period last year.  Net interest income increased $7.9 million, or 24.6 percent, compared to the same period last year, due to an increase in funds transfer pricing driven by higher interest rates.  Provision for loan losses remained flat, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income increased $3.7 million, or 4.2 percent due to an increase in brokerage fees of $2.4 million and increased bond trading fees of $1.5 million.  Noninterest expense increased $10.6 million, or 11.2 percent, primarily driven by increases of $4.7 million in salary and employee benefits expense, $3.6 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, and an increase of $1.3 million in other noninterest expense primarily due to an operational loss in the first quarter of 2019.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$33,334	$31,043	$2,291	7.4%
Provision for loan losses	1,513	1,539	(26)	(1.7)
Noninterest income	29,385	28,724	661	2.3
Noninterest expense	60,024	54,263	5,761	10.6
Income before taxes	1,182	3,965	(2,783)	(70.2)
Income tax expense	184	650	(466)	(71.7)
Income from continuing operations	$998	$3,315	$(2,317)	(69.9)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$65,637	$61,988	$3,649	5.9%
Provision for loan losses	3,248	3,211	37	1.2
Noninterest income	57,736	59,439	(1,703)	(2.9)
Noninterest expense	118,433	109,317	9,116	8.3
Income before taxes	1,692	8,899	(7,207)	(81.0)
Income tax expense	262	1,390	(1,128)	(81.2)
Income from continuing operations	$1,430	$7,509	$(6,079)	(81.0)%

For the six-month period ended June 30, 2019, Personal Banking income from continuing operations decreased $6.1 million, or 81.0 percent, compared to the same period last year.  Net interest income increased $3.6 million, or 5.9 percent, compared to the same period last year due to increased interest rates.  Provision for loan loss remained flat, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income decreased $1.7 million, or 2.9 percent, compared to the same period last year, primarily driven by a decrease of $1.4 million in trust services revenue.  Noninterest expense increased $9.1 million, or 8.3 percent, primarily due to an increase of $5.3 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, an increase of $2.6 million in salary and employee benefits expense, and an increase of $0.5 million in marketing and business development expense.

Table 9

Healthcare Services Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$11,337	$9,812	$1,525	15.5%
Provision for loan losses	—	—	—	—
Noninterest income	8,849	8,982	(133)	(1.5)
Noninterest expense	12,437	12,551	(114)	(0.9)
Income before taxes	7,749	6,243	1,506	24.1
Income tax expense	1,203	1,025	178	17.4
Income from continuing operations	$6,546	$5,218	$1,328	25.5%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$22,380	$19,109	$3,271	17.1%
Provision for loan losses	—	—	—	—
Noninterest income	18,912	17,776	1,136	6.4
Noninterest expense	25,222	24,369	853	3.5
Income before taxes	16,070	12,516	3,554	28.4
Income tax expense	2,486	1,955	531	27.2
Income from continuing operations	$13,584	$10,561	$3,023	28.6%

For the six-month period ended June 30, 2019, Healthcare Services income from continuing operations increased $3.0 million, or 28.6 percent, compared to the same period last year.  Net interest income increased $3.3 million, or 17.1 percent, compared to the same period last year, due to an increase in number of accounts and deposits, coupled with increased funds transfer pricing credits on deposits from higher interest rates. Noninterest income increased $1.1 million, or 6.4 percent, driven by increased deposit service charges.  Noninterest expense increased $0.9 million, or 3.5 percent, primarily due to an increase of $1.2 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, partially offset by a decrease in salary and employee benefits expense of $0.4 million.

Balance Sheet Analysis

Total assets of the Company increased by $665.2 million, or 2.8 percent, as of June 30, 2019, compared to December 31, 2018, primarily due to an increase in loan balances of $722.1 million, or 5.9 percent, and an increase in AFS securities of $633.6 million, or 9.7 percent.  These increases were partially offset by a decrease of $343.3 million, or 54.8 percent in securities purchased under agreements to resell, a decrease of $222.5 million, or 34.5 percent in cash and due from banks, and a decrease of $176.0 million, or 17.1 percent in FRB account balances.

Total assets of the Company increased $3.5 billion, or 17.0 percent, as of June 30, 2019, compared to June 30, 2018, primarily due to an increase in loan balances of $1.3 billion, or 10.9 percent, an increase in AFS securities of $1.2 billion, or 19.4 percent, an increase in FRB account balances of $760.0 million, and an increase in securities purchased under agreements to resell of $227.8 million.

Table 10

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2019	2018	2018
Total assets	$24,016,276	$20,531,470	$23,351,119
Loans, net of unearned interest	12,903,040	11,635,110	12,181,342
Total investment securities	8,459,807	7,349,904	7,848,149
Interest-bearing due from banks	876,551	113,875	1,047,830
Total earning assets	22,420,909	19,070,937	21,600,687
Total deposits	19,400,230	16,386,078	19,281,260
Total borrowed funds	1,797,453	1,744,850	1,601,591

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

Actual loan balances totaled $12.9 billion as of June 30, 2019, and increased $722.1 million, or 5.9 percent, compared to December 31, 2018, and increased $1.3 billion, or 10.9 percent, compared to June 30, 2018.  Compared to December 31, 2018, commercial real estate loans increased $381.9 million, or 10.3 percent, commercial loans increased $299.6 million, or 5.7 percent, and residential real estate loans increased $63.7 million, or 9.0 percent.  Compared to June 30, 2018, commercial loans increased $890.9 million, or 19.2 percent, commercial real estate loans increased $347.5 million, or 9.3 percent, and residential real estate loans increased $83.9 million, or 12.2 percent, and were partially offset by a decrease in HELOC loans of $71.4 million, or 12.3 percent.  The increase in total loans is driven by the Company’s focus on optimizing the balance sheet.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and held-to-maturity (HTM) securities as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $8.5 billion as of June 30, 2019, and $7.8 billion as of December 31, 2018, and comprised 37.7 percent and 36.3 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 84.8 percent of the Company’s investment securities portfolio at June 30, 2019, compared to 83.4 percent at December 31, 2018.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 61.3 months at June 30, 2019, compared to 56.8 months at December 31, 2018, and 55.1 months at June 30, 2018.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $5.6 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2019.  Of this amount, securities with a market value of $777.5 million at June 30, 2019 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.1 billion as of June 30, 2019, a decrease of $57.9 million, or 4.9 percent, from December 31, 2018.  The average life of the HTM portfolio was 6.7 years at June 30, 2019, compared to 6.9 years at December 31, 2018, and 7.0 years at June 30, 2018.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.65 percent for the six-month period ended June 30, 2019, compared to 2.37 percent for the same period in 2018.

Deposits and Borrowed Funds

Deposits increased $119.0 million, or 0.6 percent, from December 31, 2018 to June 30, 2019 and increased $3.0 billion, or 18.4 percent, from June 30, 2018 to June 30, 2019.  Total noninterest-bearing deposits decreased $155.6 million, and interest-bearing deposits increased $274.6 million as compared to December 31, 2018. Total noninterest-bearing deposits increased $530.0 million and interest-bearing deposits increased $2.5 billion from June 30, 2018.

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

Long-term debt totaled $88.6 million at June 30, 2019, compared to $82.7 million as of December 31, 2018, and $78.7 million as of June 30, 2018.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $69.8 million as of June 30, 2019.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.7 billion at June 30, 2019, $1.5 billion at December 31, 2018, and $1.7 billion at June 30, 2018. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.5 billion at June 30, 2019, a $249.3 million increase compared to December 31, 2018, and a $276.0 million increase compared to June 30, 2018.

The Company’s Board of Directors authorized, at its April 23, 2019, April 24, 2018, and April 25, 2017 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the six-month periods ended June 30, 2019 and 2018, the Company acquired 62,161 shares and 83,680 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.  The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.30 per share quarterly cash dividend payable on October 1, 2019, to shareholders of record at the close of business on September 10, 2019.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.1 billion as of June 30, 2019.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of June 30, 2019.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is calculated as the ratio of tier 1 core capital to total average assets, less goodwill and intangibles.  The Company's capital position as of June 30, 2019 is summarized in the table below and exceeded regulatory requirements.

Table 11

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2019	2018	2019	2018
Common equity Tier 1 capital ratio	12.65%	13.56%	12.65%	13.56%
Tier 1 risk-based capital ratio	12.65	13.56	12.65	13.56
Total risk-based capital ratio	13.63	14.63	13.63	14.63
Leverage ratio	9.69	10.50	9.69	10.50
Return on average assets	0.98	1.08	1.00	1.10
Return on average equity	9.46	10.18	9.95	10.49
Average equity to assets	10.37	10.60	10.08	10.50

The Company's per share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2019	2018	2019	2018
Earnings from continuing operations basic	$1.17	$1.12	$2.35	$2.28
Earnings from continuing operations diluted	1.16	1.11	2.34	2.26
Cash dividends	0.300	0.290	0.600	0.580
Dividend payout ratio	25.64%	25.89%	25.53%	25.44%
Book value	$50.50	$43.96	$50.50	$43.96

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

Table 12 shows the net interest income increase or decrease over the next two years as of June 30, 2019 and 2018 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 12

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	4.3%	(0.9)%	9.5%	4.0%
200	2.8	(1.3)	6.0	1.6
100	1.3	(1.6)	2.5	(0.8)
Static	—	—	—	—
(100)	(1.6)	(2.7)	(6.1)	(7.3)
(200)	(3.6)	n/a	(11.9)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	10.3%	1.1%	12.3%	7.3%
200	6.8	0.1	7.8	3.8
100	3.3	(0.9)	3.5	0.3
Static	—	—	—	—
(100)	(4.2)	(4.4)	(7.8)	(8.6)
(200)	(8.8)	n/a	(14.7)	n/a

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $81.4 million as of June 30, 2019, $61.0 million as of December 31, 2018, and $67.1 million as of June 30, 2018.  Securities sold not yet purchased (i.e. short positions) totaled $32.1 million at June 30, 2019, $27.2 million as of December 31, 2018, and $16.8 million at June 30, 2018 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $10.4 million to $53.4 million at June 30, 2019, compared to December 31, 2018, and decreased $2.6 million, compared to June 30, 2018.

The Company had $3.2 million, $3.3 million, and $4.9 million of other real estate owned as of June 30, 2019, December 31, 2018, and June 30, 2018, respectively. Loans past due more than 90 days and still accruing interest totaled $1.8 million as of June 30, 2019, compared to $6.0 million as of December 31, 2018, and $2.9 million at June 30, 2018.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $19.0 million of restructured loans at June 30, 2019, $21.1 million at December 31, 2018, and $21.1 million at June 30, 2018.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2019	2018	2018
Nonaccrual loans	$34,829	$35,362	$22,376
Restructured loans on nonaccrual	18,566	20,668	20,642
Total nonperforming loans	53,395	56,030	43,018
Other real estate owned	3,248	4,931	3,338
Total nonperforming assets	$56,643	$60,961	$46,356
Loans past due 90 days or more	$1,825	$2,883	$6,009
Restructured loans accruing	402	424	411
Allowance for loan losses	102,092	98,298	103,635
Ratios
Nonperforming loans as a percent of loans	0.41%	0.48%	0.35%
Nonperforming assets as a percent of loans plus other real estate owned	0.44	0.52	0.38
Nonperforming assets as a percent of total assets	0.24	0.30	0.20
Loans past due 90 days or more as a percent of loans	0.01	0.02	0.05
Allowance for loan losses as a percent of loans	0.79	0.85	0.85
Allowance for loan losses as a multiple of nonperforming loans	1.91x	1.75x	2.41x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality, and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.2 billion of high-quality securities available for sale.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At June 30, 2019, $5.6 billion, or 78.4 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 87.1 percent, at December 31, 2018.  However, of these amounts, securities with a market value of $777.5 million at June 30, 2019 and $1.0 billion at December 31, 2018 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at June 30, 2019 was $10.5 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at June 30, 2019.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.1 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of June 30, 2019.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2019.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 23, 2019	13	$64.88	13	881,949
April 24 - April 30, 2019	333	69.52	333	1,999,667
May 1 - May 31, 2019	50	67.41	50	1,999,617
June 1 - June 30, 2019	—	—	—	1,999,617
Total	396	$69.10	396

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

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Chief Accounting Officer

Date: August 1, 2019