Form 10-Q
period 2019-09-30
UMB FINANCIAL CORP
filed 2019-10-31
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, UMB Financial Corporation had 49,092,236 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Loans	$13,043,840	$12,178,150
Allowance for loan losses	(107,406)	(103,635)
Net loans	12,936,434	12,074,515
Loans held for sale	11,025	3,192
Securities:
Available for sale	7,411,908	6,542,800
Held to maturity (fair value of $1,089,483 and $1,070,532, respectively)	1,102,005	1,170,646
Trading securities	86,074	61,011
Other securities	88,176	73,692
Total securities	8,688,163	7,848,149
Federal funds sold and securities purchased under agreements to resell	463,392	627,001
Interest-bearing due from banks	158,339	1,047,830
Cash and due from banks	658,198	645,123
Premises and equipment, net	290,273	283,879
Accrued income	119,024	110,168
Goodwill	180,867	180,867
Other intangibles, net	17,190	15,003
Other assets	620,187	515,392
Total assets	$24,143,092	$23,351,119

LIABILITIES
Deposits:
Noninterest-bearing demand	$6,652,887	$6,680,070
Interest-bearing demand and savings	11,689,871	11,454,442
Time deposits under $250,000	618,301	593,904
Time deposits of $250,000 or more	348,286	552,844
Total deposits	19,309,345	19,281,260
Federal funds purchased and repurchase agreements	1,791,000	1,518,920
Long-term debt	86,951	82,671
Accrued expenses and taxes	223,210	177,731
Other liabilities	168,720	62,067
Total liabilities	21,579,226	21,122,649

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 49,088,331 and 49,117,222 shares outstanding, respectively	55,057	55,057
Capital surplus	1,069,510	1,054,601
Retained earnings	1,621,198	1,488,421
Accumulated other comprehensive income (loss), net	96,021	(95,782)
Treasury stock, 5,968,399 and 5,939,508 shares, at cost, respectively	(277,920)	(273,827)
Total shareholders' equity	2,563,866	2,228,470
Total liabilities and shareholders' equity	$24,143,092	$23,351,119

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans	$162,243	$143,947	$481,342	$405,231
Securities:
Taxable interest	26,966	20,263	79,057	60,566
Tax-exempt interest	23,202	18,281	65,887	55,274
Total securities income	50,168	38,544	144,944	115,840
Federal funds and resell agreements	2,817	665	8,968	2,455
Interest-bearing due from banks	3,450	1,513	10,117	4,149
Trading securities	425	428	1,701	1,567
Total interest income	219,103	185,097	647,072	529,242
INTEREST EXPENSE
Deposits	41,144	25,792	118,494	57,961
Federal funds and repurchase agreements	8,313	7,524	25,924	18,922
Other	1,386	1,291	4,112	3,721
Total interest expense	50,843	34,607	148,530	80,604
Net interest income	168,260	150,490	498,542	448,638
Provision for loan losses	7,500	5,750	30,850	22,750
Net interest income after provision for loan losses	160,760	144,740	467,692	425,888
NONINTEREST INCOME
Trust and securities processing	45,218	43,425	130,078	130,272
Trading and investment banking	5,712	3,711	16,746	12,465
Service charges on deposit accounts	20,620	20,927	62,648	63,554
Insurance fees and commissions	320	339	1,123	980
Brokerage fees	8,102	6,402	22,422	19,046
Bankcard fees	16,895	16,838	50,401	52,145
Gains on sales of securities available for sale, net	3,057	211	2,463	578
Other	3,711	9,032	30,534	27,659
Total noninterest income	103,635	100,885	316,415	306,699
NONINTEREST EXPENSE
Salaries and employee benefits	110,153	102,956	340,639	315,099
Occupancy, net	12,240	11,628	35,522	33,394
Equipment	19,775	18,533	58,283	56,201
Supplies and services	4,261	4,528	12,419	12,434
Marketing and business development	5,655	6,671	17,872	17,889
Processing fees	13,619	12,331	38,847	35,029
Legal and consulting	8,374	8,470	21,503	18,774
Bankcard	4,643	4,407	13,689	13,198
Amortization of other intangible assets	1,335	1,385	3,913	4,432
Regulatory fees	2,749	3,337	8,549	10,014
Other	8,593	6,139	24,174	17,015
Total noninterest expense	191,397	180,385	575,410	533,479
Income before income taxes	72,998	65,240	208,697	199,108
Income tax expense	10,616	7,391	31,612	28,302
Income from continuing operations	62,382	57,849	177,085	170,806
Discontinued Operations
Loss from discontinued operations before income taxes	—	—	—	(917)
Income tax benefit	—	—	—	(170)
Loss from discontinued operations	—	—	—	(747)
NET INCOME	$62,382	$57,849	$177,085	$170,059

PER SHARE DATA
Basic:
Income from continuing operations	$1.28	$1.17	$3.63	$3.45
Loss from discontinued operations	—	—	—	(0.01)
Net income – basic	1.28	1.17	3.63	3.44
Diluted:
Income from continuing operations	1.27	1.16	3.61	3.41
Loss from discontinued operations	—	—	—	(0.01)
Net income – diluted	1.27	1.16	3.61	3.40
Dividends	0.30	0.29	0.90	0.87
Weighted average shares outstanding – basic	48,797,182	49,473,157	48,762,667	49,482,087
Weighted average shares outstanding – diluted	49,096,196	49,912,084	49,052,329	49,952,984

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$62,382	$57,849	$177,085	$170,059
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	54,182	(36,331)	268,100	(133,013)
Less: Reclassification adjustment for gains included in net income	(3,057)	(211)	(2,463)	(578)
Change in unrealized gains and losses on debt securities during the period	51,125	(36,542)	265,637	(133,591)
Change in unrealized gains and losses on derivative hedges	(7,189)	1,162	(12,323)	4,274
Income tax (expense) benefit	(10,532)	8,698	(61,511)	32,250
Other comprehensive income (loss) before reclassifications	33,404	(26,682)	191,803	(97,067)
Amounts reclassified from accumulated other comprehensive income(1)(2)	—	—	—	(13,049)
Net current-period other comprehensive income (loss)	33,404	(26,682)	191,803	(110,116)
Comprehensive income	$95,786	$31,167	$368,888	$59,943

(1)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-01.

(2)	See Note 3, “New Accounting Pronouncements,” for discussion of the Company’s adoption of ASU No. 2018-02.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance - July 1, 2018	$55,057	$1,050,660	$1,434,342	$(128,959)	$(209,288)	$2,201,812
Total comprehensive income (loss)	—	—	57,849	(26,682)	—	31,167
Dividends ($0.29 per share)	—	—	(14,459)	—	—	(14,459)
Purchase of treasury stock	—	—	—	—	(20,206)	(20,206)
Forfeitures of equity awards, net of issuances	—	453	—	—	(452)	1
Recognition of equity-based compensation	—	3,268	—	—	—	3,268
Sale of treasury stock	—	131	—	—	131	262
Exercise of stock options	—	289	—	—	1,330	1,619
Balance - September 30, 2018	$55,057	$1,054,801	$1,477,732	$(155,641)	$(228,485)	$2,203,464

Balance - July 1, 2019	$55,057	$1,065,301	$1,573,586	$62,617	$(278,771)	$2,477,790
Total comprehensive income	—	—	62,382	33,404	—	95,786
Dividends ($0.30 per share)	—	—	(14,770)	—	—	(14,770)
Purchase of treasury stock	—	—	—	—	(221)	(221)
Forfeitures of equity awards, net of issuances	—	6	—	—	6	12
Recognition of equity-based compensation	—	3,912	—	—	—	3,912
Sale of treasury stock	—	80	—	—	106	186
Exercise of stock options	—	211	—	—	960	1,171
Balance - September 30, 2019	$55,057	$1,069,510	$1,621,198	$96,021	$(277,920)	$2,563,866

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance - January 1, 2018	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531
Total comprehensive income (loss)	—	—	170,059	(110,116)	—	59,943
Reclassification of certain tax effects(1)	—	—	12,917	—	—	12,917
Dividends ($0.87 per share)	—	—	(43,499)	—	—	(43,499)
Purchase of treasury stock	—	—	—	—	(26,417)	(26,417)
Issuances of equity awards, net of forfeitures	—	(2,004)	—	—	2,499	495
Recognition of equity-based compensation	—	8,469	—	—	—	8,469
Sale of treasury stock	—	409	—	—	406	815
Exercise of stock options	—	1,832	—	—	7,233	9,065
Cumulative effect adjustments(2)	—	—	145	—	—	145
Balance - September 30, 2018	$55,057	$1,054,801	$1,477,732	$(155,641)	$(228,485)	$2,203,464

Balance - January 1, 2019	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
Total comprehensive income	—	—	177,085	191,803	—	368,888
Dividends ($0.90 per share)	—	—	(44,308)	—	—	(44,308)
Purchase of treasury stock	—	—	—	—	(4,335)	(4,335)
Forfeitures of equity awards, net of issuances	—	3,113	—	—	(2,497)	616
Recognition of equity-based compensation	—	10,918	—	—	—	10,918
Sale of treasury stock	—	265	—	—	380	645
Exercise of stock options	—	613	—	—	2,359	2,972
Balance - September 30, 2019	$55,057	$1,069,510	$1,621,198	$96,021	$(277,920)	$2,563,866

(1)	Related to the adoption of ASU No. 2018-02. See Note 3, “New Accounting Pronouncements,” for further detail.

(2)	Related to the adoption of ASU Nos. 2016-01 and 2017-12. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$177,085	$170,059
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,850	22,750
Net amortization (accretion) of premiums and discounts from acquisition	135	(193)
Depreciation and amortization	41,388	39,781
Deferred income tax expense (benefit)	1,331	(22,535)
Net increase in trading securities and other earning assets	(25,425)	(29,583)
Gains on sales of securities available for sale, net	(2,463)	(578)
Gains on sales of assets	(247)	(157)
Amortization of securities premiums, net of discount accretion	25,670	33,906
Originations of loans held for sale	(122,479)	(40,836)
Gains on sales of loans held for sale, net	(920)	(966)
Proceeds from sales of loans held for sale	115,566	41,040
Equity-based compensation	11,534	8,964
Net tax benefit related to equity compensation plans	643	2,241
Changes in:
Accrued income	(8,856)	(5,149)
Accrued expenses and taxes	66,372	(19,916)
Other assets and liabilities, net	(119,674)	25,258
Net cash provided by operating activities	190,510	224,086
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	119,078	81,670
Proceeds from sales of securities available for sale	331,399	95,525
Proceeds from maturities of securities available for sale	789,570	825,504
Purchases of securities held to maturity	(68,192)	(20,159)
Purchases of securities available for sale	(1,719,630)	(760,205)
Net increase in loans	(892,159)	(708,880)
Net decrease (increase) in fed funds sold and resell agreements	163,609	(14,811)
Net cash activity from acquisitions and divestitures	(6,225)	2,364
Net increase in interest bearing balances due from other financial institutions	(4,747)	(4,776)
Purchases of premises and equipment	(47,729)	(36,731)
Proceeds from sales of premises and equipment	4,163	463
Proceeds from bank-owned and company-owned life insurance death benefit	444	16
Net cash used in investing activities	(1,330,419)	(540,020)
FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	208,246	(46,544)
Net decrease in time deposits	(180,161)	(239,752)
Net increase (decrease) in fed funds purchased and repurchase agreements	272,080	(67,719)
Proceeds from long-term debt	6,765	—
Repayment of long-term debt	(3,247)	(1,554)
Cash dividends paid	(44,219)	(43,529)
Proceeds from exercise of stock options and sales of treasury shares	3,617	9,880
Purchases of treasury stock	(4,335)	(26,417)
Net cash provided by (used) in financing activities	258,746	(415,635)
Decrease in cash and cash equivalents	(881,163)	(731,569)
Cash and cash equivalents at beginning of period	1,674,121	1,716,262
Cash and cash equivalents at end of period	$792,958	$984,693
Supplemental Disclosures:
Income tax payments	$2,056	$62,776
Total interest payments	145,944	76,066

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2019 and September 30, 2018 (in thousands):

	September 30,
	2019	2018
Due from the FRB	$134,760	$635,993
Cash and due from banks	658,198	348,700
Cash and cash equivalents at end of period	$792,958	$984,693

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $23.6 million and $33.0 million at September 30, 2019 and September 30, 2018, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 299,014 and 438,927 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2019 and 2018, respectively.  Diluted year-to-date net income per share includes the dilutive effect of 289,662 and 470,897 shares issuable upon the exercise of options granted by the Company and outstanding at September 30, 2019 and 2018, respectively.

Options issued under employee benefits plans to purchase 116,376 and 135,157 shares of common stock were outstanding at September 30, 2019 and 2018, respectively, but were not included in the computation of quarter-to-date and year-to-date diluted earnings per share because the options were anti-dilutive.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$7,567	$306	$38,770	$46,643	$5,465,406	$5,512,049
Asset-based	—	—	—	—	384,944	384,944
Factoring	—	—	4,232	4,232	187,871	192,103
Commercial – credit card	467	93	—	560	203,856	204,416
Real estate:
Real estate – construction	2,702	100	—	2,802	850,252	853,054
Real estate – commercial	2,303	—	22,324	24,627	4,197,988	4,222,615
Real estate – residential	319	—	2,727	3,046	834,615	837,661
Real estate – HELOC	147	113	2,795	3,055	485,814	488,869
Consumer:
Consumer – credit card	1,917	1,751	812	4,480	211,859	216,339
Consumer – other	181	103	178	462	129,313	129,775
Leases	—	—	—	—	2,015	2,015
Total loans	$15,603	$2,466	$71,838	$89,907	$12,953,933	$13,043,840

	December 31, 2018
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$5,717	$133	$27,060	$32,910	$5,195,492	$5,228,402
Asset-based	—	—	—	—	380,738	380,738
Factoring	—	—	—	—	261,591	261,591
Commercial – credit card	490	90	—	580	165,754	166,334
Real estate:
Real estate – construction	—	—	—	—	792,565	792,565
Real estate – commercial	7,385	90	11,662	19,137	3,695,143	3,714,280
Real estate – residential	246	3,750	807	4,803	702,701	707,504
Real estate – HELOC	764	—	2,776	3,540	542,181	545,721
Consumer:
Consumer – credit card	2,022	1,945	648	4,615	226,367	230,982
Consumer – other	199	1	65	265	144,520	144,785
Leases	—	—	—	—	5,248	5,248
Total loans	$16,823	$6,009	$43,018	$65,850	$12,112,300	$12,178,150

The Company sold residential real estate loans with proceeds of $115.6 million and $41.0 million in the secondary market without recourse during the nine months ended September 30, 2019 and September 30, 2018, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $71.8 million and $43.0 million at September 30, 2019 and December 31, 2018, respectively.  Restructured loans totaled $29.3 million and $21.1 million at September 30, 2019 and December 31, 2018, respectively.  Loans 90 days past due and still accruing interest amounted to $2.5 million and $6.0 million at September 30, 2019 and December 31, 2018, respectively. There was an insignificant amount of interest recognized on impaired loans during 2019 and 2018.

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

This table provides an analysis of the credit risk profile of each loan class at September 30, 2019 and December 31, 2018 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Non-watch list	$4,995,643	$4,788,234	$334,575	$296,719	$147,858	$260,727
Watch	205,706	192,653	—	—	—	—
Special Mention	163,650	55,927	33,272	84,019	5,368	864
Substandard	147,050	191,588	17,097	—	38,877	—
Total	$5,512,049	$5,228,402	$384,944	$380,738	$192,103	$261,591

	Real estate – construction		Real estate – commercial
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Non-watch list	$847,146	$792,256	$3,971,633	$3,551,537
Watch	5,488	204	98,297	64,998
Special Mention	310	—	29,660	32,826
Substandard	110	105	123,025	64,919
Total	$853,054	$792,565	$4,222,615	$3,714,280

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$204,416	$166,334	$834,934	$706,697	$486,074	$542,945
Non-performing	—	—	2,727	807	2,795	2,776
Total	$204,416	$166,334	$837,661	$707,504	$488,869	$545,721

	Consumer – credit card		Consumer – other		Leases
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$215,527	$230,334	$129,597	$144,720	$2,015	$5,248
Non-performing	812	648	178	65	—	—
Total	$216,339	$230,982	$129,775	$144,785	$2,015	$5,248

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$76,008	$17,257	$8,817	$10	$102,092
Charge-offs	(3,136)	(177)	(2,082)	—	(5,395)
Recoveries	2,568	16	625	—	3,209
Provision	(1,313)	6,629	2,190	(6)	7,500
Ending balance	$74,127	$23,725	$9,550	$4	$107,406

	Nine Months Ended September 30, 2019
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$80,888	$13,664	$9,071	$12	$103,635
Charge-offs	(26,469)	(442)	(6,671)	—	(33,582)
Recoveries	3,574	954	1,975	—	6,503
Provision	16,134	9,549	5,175	(8)	30,850
Ending balance	$74,127	$23,725	$9,550	$4	$107,406
Ending balance: individually evaluated for impairment	$5,783	$3,210	$—	$—	$8,993
Ending balance: collectively evaluated for impairment	68,344	20,515	9,550	4	98,413
Loans:
Ending balance: loans	$6,293,512	$6,402,199	$346,114	$2,015	$13,043,840
Ending balance: individually evaluated for impairment	54,480	27,305	—	—	81,785
Ending balance: collectively evaluated for impairment	6,239,032	6,374,894	346,114	2,015	12,962,055

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$77,091	$12,226	$8,940	$41	$98,298
Charge-offs	(1,252)	(462)	(2,250)	—	(3,964)
Recoveries	628	54	536	—	1,218
Provision	4,090	236	1,453	(29)	5,750
Ending balance	$80,557	$12,054	$8,679	$12	$101,302

	Nine Months Ended September 30, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,156	$9,312	$10,083	$53	$100,604
Charge-offs	(15,186)	(3,312)	(7,503)	—	(26,001)
Recoveries	1,578	357	2,014	—	3,949
Provision	13,009	5,697	4,085	(41)	22,750
Ending balance	$80,557	$12,054	$8,679	$12	$101,302
Ending balance: individually evaluated for impairment	$4,454	$156	$—	$—	$4,610
Ending balance: collectively evaluated for impairment	76,103	11,898	8,679	12	96,692
Loans:
Ending balance: loans	$5,786,712	$5,797,151	$375,250	$5,611	$11,964,724
Ending balance: individually evaluated for impairment	35,474	10,865	—	—	46,339
Ending balance: collectively evaluated for impairment	5,751,238	5,786,286	375,250	5,611	11,918,385

Impaired Loans

This table provides an analysis of impaired loans by class at September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$59,287	$30,384	$19,864	$50,248	$5,783	$33,629
Asset-based	—	—	—	—	—	—
Factoring	—	4,232	—	4,232	—	4,152
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	—
Real estate – commercial	29,527	17,621	8,026	25,647	3,130	18,722
Real estate – residential	1,683	1,564	94	1,658	80	630
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	87
Leases	—	—	—	—	—	—
Total	$90,497	$53,801	$27,984	$81,785	$8,993	$57,220

	As of December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$40,402	$16,470	$14,536	$31,006	$4,605	$43,335
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	275
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	55
Real estate – commercial	10,856	7,776	165	7,941	28	11,279
Real estate – residential	304	197	95	292	78	303
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	$51,562	$24,443	$14,796	$39,239	$4,711	$55,247

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

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of September 30, 2019 and September 30, 2018.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three and nine months ended September 30, 2019, the Company had two new commercial TDRs with aggregate pre-modification loan balances of $11.5 million and aggregate post-modification loan balances of $11.5 million, and one new commercial real estate TDR with a pre-modification loan balance of $3.1 million and a post-modification loan balance of $3.1 million. For the three months ended September 30, 2018, the Company had no new TDR loan balances.  For the nine months ended September 30, 2018, the Company had one new commercial TDR with a pre-modification loan balance of $6.2 million and a post-modification loan balance of $6.1 million, and one new residential real estate TDR with a pre-modification loan balance of $93 thousand and a post-modification loan balance of $92 thousand.  For the three and nine months ended September 30, 2019 and September 30, 2018, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$250,263	$806	$(239)	$250,830
U.S. Agencies	89,944	3,608	—	93,552
Mortgage-backed	3,942,467	66,912	(15,876)	3,993,503
State and political subdivisions	2,817,294	82,412	(2,224)	2,897,482
Corporates	173,594	3,064	(117)	176,541
Total	$7,273,562	$156,802	$(18,456)	$7,411,908

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$248,494	$192	$(1,556)	$247,130
U.S. Agencies	200	—	(1)	199
Mortgage-backed	3,914,289	6,145	(108,223)	3,812,211
State and political subdivisions	2,507,107	7,643	(31,490)	2,483,260
Total	$6,670,090	$13,980	$(141,270)	$6,542,800

The following table presents contractual maturity information for securities available for sale at September 30, 2019 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$485,239	$485,975
Due after 1 year through 5 years	913,024	923,492
Due after 5 years through 10 years	606,539	617,529
Due after 10 years	1,326,293	1,391,409
Total	3,331,095	3,418,405
Mortgage-backed securities	3,942,467	3,993,503
Total securities available for sale	$7,273,562	$7,411,908

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2019, proceeds from the sales of securities available for sale were $331.4 million compared to $95.5 million for the same period in 2018.  Securities transactions resulted in gross realized gains of $3.9 million and $581 thousand for the nine months ended September 30, 2019 and 2018, respectively. There were $1.4 million and $3 thousand of gross realized losses for the nine months ended September 30, 2019 and 2018, respectively.

Securities available for sale with a fair value of $5.7 billion at both September 30, 2019 and December 31, 2018 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of this amount, securities with a market value of $712.5 million and $1.0 billion at September 30, 2019 and December 31, 2018, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$29,782	$(239)	$29,782	$(239)
U.S. Agencies	—	—	—	—	—	—
Mortgage-backed	669,775	(3,054)	735,844	(12,822)	1,405,619	(15,876)
State and political subdivisions	313,883	(2,009)	32,195	(215)	346,078	(2,224)
Corporates	20,670	(117)	—	—	20,670	(117)
Total temporarily-impaired debt securities available for sale	$1,004,328	$(5,180)	$797,821	$(13,276)	$1,802,149	$(18,456)

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$18,775	$(4)	$38,552	$(1,552)	$57,327	$(1,556)
U.S. Agencies	—	—	199	(1)	199	(1)
Mortgage-backed	228,406	(1,256)	3,007,233	(106,967)	3,235,639	(108,223)
State and political subdivisions	371,394	(1,490)	1,419,875	(30,000)	1,791,269	(31,490)
Total temporarily-impaired debt securities available for sale	$618,575	$(2,750)	$4,465,859	$(138,520)	$5,084,434	$(141,270)

The unrealized losses in the Company’s investments in U.S. Treasury obligations, Government Sponsored Entity (GSE) mortgage-backed securities, state and political subdivisions, and corporates were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at September 30, 2019 and December 31, 2018, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$27,512	$30	$(106)	$27,436
Due after 1 year through 5 years	83,960	524	(482)	84,002
Due after 5 years through 10 years	375,796	799	(3,876)	372,719
Due after 10 years	614,737	1,468	(10,879)	605,326
Total state and political subdivisions	$1,102,005	$2,821	$(15,343)	$1,089,483

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$3,386	$38	$(29)	$3,395
Due after 1 year through 5 years	115,162	467	(7,988)	107,641
Due after 5 years through 10 years	380,108	1,894	(24,621)	357,381
Due after 10 years	671,990	2,163	(72,038)	602,115
Total state and political subdivisions	$1,170,646	$4,562	$(104,676)	$1,070,532

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2019 or 2018.

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018 (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$108,786	$(1,953)	$629,952	$(13,390)	$738,738	$(15,343)
Total temporarily-impaired debt securities held to maturity	$108,786	$(1,953)	$629,952	$(13,390)	$738,738	$(15,343)

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$17,013	$(227)	$921,182	$(104,449)	$938,195	$(104,676)
Total temporarily-impaired debt securities held to maturity	$17,013	$(227)	$921,182	$(104,449)	$938,195	$(104,676)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are subject to a risk-ranking process similar to the Company’s loan portfolio and evaluated for impairment if deemed necessary.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Trading Securities

There were net unrealized losses on trading securities of $97 thousand and $442 thousand at September 30, 2019 and September 30, 2018, respectively.  Net unrealized gains/losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $26.0 million and $27.2 million at September 30, 2019 and December 31, 2018, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at September 30, 2019 and December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	2,914	—	2,914
Other securities – non-marketable	47,834	4,171	(5)	52,000
Total Other securities	$81,096	$7,085	$(5)	$88,176

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	4,385	—	4,385
Other securities – non-marketable	32,011	4,034	—	36,045
Total Other securities	$65,273	$8,419	$—	$73,692

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. Also included in other non-marketable securities are equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  The fair value of other marketable securities includes alternative investment securities of $2.9 million at September 30, 2019 and $4.4 million at December 31, 2018.  The fair value of other non-marketable securities includes alternative investment securities of $5.8 million at September 30, 2019 and $5.8 million at December 31, 2018. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2019 and December 31, 2018 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Balances as of January 1, 2019	$59,419	$51,332	$70,116	$—	$180,867
Balances as of September 30, 2019	$59,419	$51,332	$70,116	$—	$180,867

Balances as of January 1, 2018	$59,419	$51,332	$70,116	$—	$180,867
Balances as of December 31, 2018	$59,419	$51,332	$70,116	$—	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$77,952	$128,011
Accumulated amortization	46,673	64,148	110,821
Net carrying amount	$3,386	$13,804	$17,190

	As of December 31, 2018
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,852	$121,911
Accumulated amortization	44,998	61,910	106,908
Net carrying amount	$5,061	$9,942	$15,003

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Aggregate amortization expense	$1,335	$1,385	$3,913	$4,432

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2019	$1,307
For the year ending December 31, 2020	4,702
For the year ending December 31, 2021	3,697
For the year ending December 31, 2022	2,758
For the year ending December 31, 2023	2,039

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2019, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2019
	Remaining Contractual Maturities of the Agreements
Repurchase agreements, secured by:	Overnight	2-29 Days	30 to 90 Days	Total
U.S. Treasury	$211,377	$—	$—	$211,377
U.S. Agencies	1,260,511	5,035	166,838	1,432,384
Total repurchase agreements	$1,471,888	$5,035	$166,838	$1,643,761

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following four reportable segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services (collectively, the Business Segments).  Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2019.  Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows (in thousands):

	Three Months Ended September 30, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$104,360	$18,726	$33,296	$11,878	$168,260
Provision for loan losses	5,966	256	1,278	—	7,500
Noninterest income	18,874	49,806	26,118	8,837	103,635
Noninterest expense	66,447	55,280	58,328	11,342	191,397
Income (loss) before taxes	50,821	12,996	(192)	9,373	72,998
Income tax expense (benefit)	7,390	1,891	(28)	1,363	10,616
Income (loss) from continuing operations	$43,431	$11,105	$(164)	$8,010	$62,382
Average assets	$10,760,000	$5,409,000	$5,264,000	$2,504,000	$23,937,000

	Three Months Ended September 30, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$94,782	$15,235	$31,069	$9,404	$150,490
Provision for loan losses	4,063	354	1,333	—	5,750
Noninterest income	20,825	43,171	28,269	8,620	100,885
Noninterest expense	64,076	47,083	56,651	12,575	180,385
Income before taxes	47,468	10,969	1,354	5,449	65,240
Income tax expense	5,378	1,243	153	617	7,391
Income from continuing operations	$42,090	$9,726	$1,201	$4,832	$57,849
Average assets	$9,841,000	$3,919,000	$4,790,000	$2,200,000	$20,750,000

	Nine Months Ended September 30, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$306,752	$58,599	$98,933	$34,258	$498,542
Provision for loan losses	25,602	723	4,525	—	30,850
Noninterest income	62,442	142,370	83,855	27,748	316,415
Noninterest expense	201,777	160,308	176,762	36,563	575,410
Income before taxes	141,815	39,938	1,501	25,443	208,697
Income tax expense	21,482	6,049	227	3,854	31,612
Income from continuing operations	$120,333	$33,889	$1,274	$21,589	$177,085
Average assets	$10,616,000	$4,931,000	$5,336,000	$2,466,000	$23,349,000

	Nine Months Ended September 30, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$279,842	$47,225	$93,057	$28,514	$448,638
Provision for loan losses	17,179	1,027	4,544	—	22,750
Noninterest income	60,590	132,005	87,708	26,396	306,699
Noninterest expense	189,050	141,517	165,968	36,944	533,479
Income before taxes	134,203	36,686	10,253	17,966	199,108
Income tax expense	19,076	5,215	1,457	2,554	28,302
Income from continuing operations	$115,127	$31,471	$8,796	$15,412	$170,806
Average assets	$9,790,000	$3,894,000	$4,852,000	$2,168,000	$20,704,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended September 30, 2019 and September 30, 2018, the Company also had approximately $9.9 million and $9.5 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606.  For the nine months ended September 30, 2019 and September 30, 2018, the Company also had approximately $28.1 million and $26.6 million of expense, respectively, related to rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2019.  Total receivables from revenue recognized under the scope of ASC 606 were $53.1 million and $52.2 million as of September 30, 2019 and December 31, 2018, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of revenue according to revenue stream and Business Segment for the three and nine months ended September 30, 2019 and September 30, 2018.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2019 and previously reported results have been reclassified in this filing to conform to the current organizational structure.  Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$28,810	$16,408	$—	$—	$45,218
Trading and investment banking	—	403	—	—	5,309	5,712
Service charges on deposit accounts	7,539	6,265	2,828	3,951	37	20,620
Insurance fees and commissions	—	—	320	—	—	320
Brokerage fees	54	6,051	1,996	1	—	8,102
Bankcard fees	15,551	1,195	5,617	4,124	(9,592)	16,895
Gains on sales of securities available for sale, net	—	—	—	—	3,057	3,057
Other	288	173	754	204	2,292	3,711
Total Noninterest income	$23,432	$42,897	$27,923	$8,280	$1,103	$103,635

	Three Months Ended September 30, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$27,013	$16,412	$—	$—	$43,425
Trading and investment banking	—	—	—	—	3,711	3,711
Service charges on deposit accounts	7,502	6,140	2,966	4,292	27	20,927
Insurance fees and commissions	—	—	339	—	—	339
Brokerage fees	49	4,300	2,053	—	—	6,402
Bankcard fees	15,290	1,352	5,591	3,883	(9,278)	16,838
Gains on sales of securities available for sale, net	—	—	—	—	211	211
Other	564	121	961	180	7,206	9,032
Total Noninterest income	$23,405	$38,926	$28,322	$8,355	$1,877	$100,885

	Nine Months Ended September 30, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$82,750	$47,328	$—	$—	$130,078
Trading and investment banking	—	665	—	—	16,081	16,746
Service charges on deposit accounts	22,392	19,016	8,225	12,909	106	62,648
Insurance fees and commissions	—	—	1,123	—	—	1,123
Brokerage fees	157	16,499	5,765	1	—	22,422
Bankcard fees	45,252	3,586	16,378	12,532	(27,347)	50,401
Gains on sales of securities available for sale, net	—	—	—	—	2,463	2,463
Other	934	526	2,511	581	25,982	30,534
Total Noninterest income	$68,735	$123,042	$81,330	$26,023	$17,285	$316,415

	Nine Months Ended September 30, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$81,555	$48,717	$—	$—	$130,272
Trading and investment banking	—	—	—	—	12,465	12,465
Service charges on deposit accounts	22,917	19,178	8,555	12,808	96	63,554
Insurance fees and commissions	—	—	980	—	—	980
Brokerage fees	150	12,336	6,560	—	—	19,046
Bankcard fees	45,112	4,407	16,488	12,229	(26,091)	52,145
Gains on sales of securities available for sale, net	—	—	—	—	578	578
Other	1,787	499	2,783	515	22,075	27,659
Total Noninterest income	$69,966	$117,975	$84,083	$25,552	$9,123	$306,699

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

As of September 30, 2019, a right-of-use asset of $68.5 million and a lease liability of $74.6 million were included as part of Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

For the three and nine months ended September 30, 2019, lease expense of $3.1 million and $9.2 million, respectively, was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income.  For the nine months ended September 30, 2019, cash payments of $9.0 million were made for leases included in the measurement of lease liabilities, classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.  For the nine months ended September 30, 2019, leased assets obtained in exchange for new operating lease liabilities were $18.2 million.  As of September 30, 2019, the weighted average remaining lease term of the Company’s leases was 8.8 years and the weighted average discount rate was 3.06 percent.

As of September 30, 2019, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

For the three months ending December 31, 2019	$3,083
2020	12,084
2021	11,100
2022	10,308
2023	8,642
Thereafter	40,535
Total lease payments	85,752
Less: Interest	11,132
Present value of lease liabilities	$74,620

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	September 30,	December 31,
	2019	2018
Commitments to extend credit for loans (excluding credit card loans)	$7,064,308	$6,870,451
Commitments to extend credit under credit card loans	3,079,826	3,152,439
Commercial letters of credit	2,042	1,892
Standby letters of credit	304,603	298,915
Forward contracts	83,148	29,796
Spot foreign exchange contracts	724	11,183

12.  Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and known or expected cash payments principally related to the Company’s loans and borrowings.  The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2019 and December 31, 2018.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

Derivative fair values are determined using valuation techniques including discounted cash flow analysis on the expected cash flows from each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2019	2018	2019	2018
Interest Rate Products:
Derivatives not designated as hedging instruments	$58,101	$9,339	$7,393	$5,498
Derivatives designated as hedging instruments	13,416	—	17	15
Total	$71,517	$9,339	$7,410	$5,513

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of September 30, 2019, the Company had one interest rate swap with a notional amount of $5.4 million that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of September 30, 2019, the Company had two interest rate swaps with an aggregate notional amount of $51.5 million that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  As of September 30, 2019, the Company had one interest rate floor with a notional amount of $750.0 million that was designated as a cash flow hedge of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s derivatives.  The Company expects to reclassify $2.6 million from AOCI as a reduction to Interest income and $481 thousand from AOCI to Interest expense during the next 12 months.  As of September 30, 2019, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 16.97 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2019, the Company had 134 interest rate swaps with an aggregate notional amount of $1.7 billion related to this program.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Amount of (Loss) Gain Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Interest Rate Products
Derivatives not designated as hedging instruments	$(1,123)	$67	$(3,472)	$538
Total	$(1,123)	$67	$(3,472)	$538
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(35)	$36	$(198)	$170
Fair value adjustments on hedged items	35	(37)	198	(167)
Total	$—	$(1)	$—	$3

The following table provides a summary of the effect of cash flow hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	For the Three Months Ended September 30, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(3,633)	$(4,166)	$533	$(230)	$—	$(230)
Interest rate swaps	(3,836)	(3,836)	—	(50)	(50)	—
Total	$(7,469)	$(8,002)	$533	$(280)	$(50)	$(230)

	For the Three Months Ended September 30, 2018
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Gain Reclassified from AOCI into Earnings Excluded Component
Interest rate swaps	$1,162	$1,162	$—	$—	$—	$—
Total	$1,162	$1,162	$—	$—	$—	$—

	For the Nine Months Ended September 30, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(3,633)	$(4,166)	$533	$(230)	$—	$(230)
Interest rate swaps	(8,985)	(8,985)	—	(64)	(64)	—
Total	$(12,618)	$(13,151)	$533	$(294)	$(64)	$(230)

	For the Nine Months Ended September 30, 2018
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Gain Reclassified from AOCI into Earnings Excluded Component
Interest rate swaps	$4,274	$4,274	$—	$—	$—	$—
Total	$4,274	$4,274	$—	$—	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $226 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2019, the Company had posted $435 thousand of collateral. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

13.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement at September 30, 2019
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$8,015	$—	$8,015	$—
Mortgage-backed	—	—	—	—
State and political subdivisions	54,652	—	54,652	—
Corporates	8,308	8,308	—	—
Trading – other	15,099	15,099	—	—
Trading securities	86,074	23,407	62,667	—
U.S. Treasury	250,830	250,830	—	—
U.S. Agencies	93,552	—	93,552	—
Mortgage-backed	3,993,503	—	3,993,503	—
State and political subdivisions	2,897,482	—	2,897,482	—
Corporates	176,541	176,541	—	—
Available for sale securities	7,411,908	427,371	6,984,537	—
Company-owned life insurance	61,303	—	61,303	—
Bank-owned life insurance	279,254	—	279,254	—
Derivatives	71,517	—	71,517	—
Total	$7,910,056	$450,778	$7,459,278	$—
Liabilities
Derivatives	$7,410	$—	$7,410	$—
Securities sold not yet purchased	26,028	—	26,028	—
Total	$33,438	$—	$33,438	$—

	Fair Value Measurement at December 31, 2018
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$3,063	$—	$3,063	$—
Mortgage-backed	713	—	713	—
State and political subdivisions	37,974	—	37,974	—
Corporates	7,125	7,125	—	—
Trading – other	12,136	12,136	—	—
Trading securities	61,011	19,261	41,750	—
U.S. Treasury	247,130	247,130	—	—
U.S. Agencies	199	—	199	—
Mortgage-backed	3,812,211	—	3,812,211	—
State and political subdivisions	2,483,260	—	2,483,260	—
Available for sale securities	6,542,800	247,130	6,295,670	—
Company-owned life insurance	54,152	—	54,152	—
Bank-owned life insurance	273,553	—	273,553	—
Derivatives	9,339	—	9,339	—
Total	$6,940,855	$266,391	$6,674,464	$—
Liabilities
Derivatives	$5,513	$—	$5,513	$—
Securities sold not yet purchased	27,238	—	27,238	—
Total	$32,751	$—	$32,751	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement at September 30, 2019 Using
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Nine Months Ended September 30
Impaired loans	$18,991	$—	$—	$18,991	$(4,282)
Other real estate owned	17	—	—	17	7
Total	$19,008	$—	$—	$19,008	$(4,275)

	Fair Value Measurement at December 31, 2018 Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$10,085	$—	$—	$10,085	$1,972
Other real estate owned	3,132	—	—	3,132	6
Total	$13,217	$—	$—	$13,217	$1,978

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	Fair Value Measurement at September 30, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$1,279,929	$816,842	$463,087	$—	$1,279,929
Securities available for sale	7,411,908	427,371	6,984,537	—	7,411,908
Securities held to maturity	1,102,005	—	1,089,483	—	1,089,483
Trading securities	86,074	23,407	62,667	—	86,074
Other securities	88,176	—	88,176	—	88,176
Loans (exclusive of allowance for loan loss)	13,054,865	—	13,238,328	—	13,238,328
Derivatives	71,517	—	71,517	—	71,517
FINANCIAL LIABILITIES
Demand and savings deposits	18,342,758	18,342,758	—	—	18,342,758
Time deposits	966,587	—	968,793	—	968,793
Other borrowings	1,791,000	147,239	1,643,761	—	1,791,000
Long-term debt	86,951	—	87,241	—	87,241
Derivatives	7,410	—	7,410	—	7,410
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4,189
Commercial letters of credit					75
Standby letters of credit					2,220

	Fair Value Measurement at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,319,954	$1,693,453	$626,501	$—	$2,319,954
Securities available for sale	6,542,800	247,130	6,295,670	—	6,542,800
Securities held to maturity	1,170,646	—	1,070,532	—	1,070,532
Trading securities	61,011	19,261	41,750	—	61,011
Other securities	73,692	—	73,692	—	73,692
Loans (exclusive of allowance for loan loss)	12,181,342	—	12,190,599	—	12,190,599
Derivatives	9,339	—	9,339	—	9,339
FINANCIAL LIABILITIES
Demand and savings deposits	18,134,512	18,134,512	—	—	18,134,512
Time deposits	1,146,748	—	1,146,748	—	1,146,748
Other borrowings	1,518,920	6,679	1,512,241	—	1,518,920
Long-term debt	82,671	—	82,818	—	82,818
Derivatives	5,513	—	5,513	—	5,513
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,425
Commercial letters of credit					115
Standby letters of credit					2,658

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at September 30, 2019 and December 31, 2018.

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

This table summarizes the components of loss from discontinued operations, net of taxes, for the three and nine months ended September 30, 2019 and September 30, 2018 presented in the Company’s Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total noninterest income	$—	$—	$—	$—
Total noninterest expense	—	—	—	917
Loss from discontinued operations	—	—	—	(917)
Income tax benefit	—	—	—	(170)
Net loss on discontinued operations	$—	$—	$—	$(747)

The components of net cash provided by operating activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Loss from discontinued operations	$—	$(747)
Depreciation and amortization	—	—
Net cash used in operating activities of discontinued operations	$—	$(747)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine-month periods ended September 30, 2019.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the three-month period ended September 30, 2019, total revenue increased 8.2 percent compared to the same period in

2018, while noninterest expense increased 6.1 percent.  As part of this initiative, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation.  The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the three-month period ended September 30, 2019, the Company continued to make progress on this strategy as illustrated by an increase in net interest income of $17.8 million, or 11.8 percent, from the same period in 2018. The Company has shown increased net interest income through the effects of volume and mix changes of average earning assets and interest-bearing liabilities in its Consolidated Balance Sheets.  Average loan balances increased $1.2 billion, or 10.0 percent, compared to the same period in 2018. The funding for these assets was driven primarily by a 17.2 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased nine basis points compared to the same period in 2018.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company has continued to emphasize its diverse operations throughout all economic cycles.  This strategy has provided revenue diversity, helped to reduce the impact of sustained low interest rates, and positioned the Company to benefit in periods of growth.  Noninterest income increased $2.8 million, or 2.7 percent, to $103.6 million for the three-month period ended September 30, 2019, compared to the same period in 2018.  This increase was driven by a combination of increases in corporate trust income, bond trading income from increased trading volume, and brokerage fees.  This change is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At September 30, 2019, noninterest income represented 38.1 percent of total revenues, compared to 40.1 percent at September 30, 2018.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At September 30, 2019, the Company had $2.6 billion in total shareholders’ equity.  This is an increase of $360.4 million, or 16.4 percent, compared to total shareholders’ equity at September 30, 2018.  At September 30, 2019, the Company had a total risk-based capital ratio of 13.51 percent.  The Company repurchased 3,302 shares of common stock at an average price of $66.94 per share during the three-month period ended September 30, 2019.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2019.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income from continuing operations of $62.4 million for the three-month period ended September 30, 2019, compared to $57.8 million for the same period in 2018.  This represents a 7.8 percent increase over the three-month period ended September 30, 2018.  Basic earnings per share from continuing operations for the three-month period ended September 30, 2019 were $1.28 per share ($1.27 per share fully-diluted) compared to $1.17 per share ($1.16 per share fully-diluted) for the three-month period ended September 30, 2018.  Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2019 were 1.03 and 9.69 percent, respectively, compared to 1.11 and 10.32 percent, respectively, for the same period in 2018.

The Company recorded net income from continuing operations of $177.1 million for the nine-month period ended September 30, 2019, compared to $170.8 million for the same period in 2018. This represents a 3.7 percent increase over the nine-month period ended September 30, 2018. Basic earnings per share from continuing operations for the nine-month period ended September 30, 2019 were $3.63 per share ($3.61 per share fully-diluted) compared to $3.45 per share ($3.41 per share fully-diluted) for the same period in 2018. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2019 were 1.01 and 9.86 percent, respectively, compared to 1.10 and 10.43 percent, respectively, for the same period in 2018.

Net interest income for the three and nine-month periods ended September 30, 2019 increased $17.8 million, or 11.8 percent, and $49.9 million, or 11.1 percent, respectively, compared to the same periods in 2018.  For the three-month period ended September 30, 2019, average earning assets increased by $3.0 billion, or 15.5 percent, and for the nine-month period ended September 30, 2019, they increased by $2.5 billion, or 13.0 percent, compared to the same periods in 2018.  Net interest margin, on a tax-equivalent basis, decreased to 3.09 percent and 3.16 for the three and nine-month periods ended September 30, 2019, respectively.  This is compared to 3.18 percent and 3.20 percent, respectively, for the same periods in 2018.

The provision for loan losses increased by $1.8 million to $7.5 million for the three-month period ended September 30, 2019, and increased by $8.1 million to $30.9 million for the nine-month period ended September 30, 2019, compared to the same periods in 2018.  This change is the result of applying the Company’s methodology for computing the allowance for loan losses, which considers the inherent risk in the loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  The Company’s nonperforming loans increased $21.3 million to $71.8 million at September 30, 2019, compared to September 30, 2018, and increased $28.8 million, compared to December 31, 2018.  The allowance for loan losses as a percentage of total loans decreased to 0.82 percent as of September 30, 2019, compared to 0.85 percent at September 30, 2018.  For a description of the Company’s methodology for computing the allowance for loan losses, please see the summary discussion of the Allowance for Loan Losses within the Critical Accounting Policies and Estimates subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Noninterest income increased by $2.8 million, or 2.7 percent, for the three-month period ended September 30, 2019, and increased by $9.7 million, or 3.2 percent, for the nine-month period ended September 30, 2019, compared to the same periods in 2018.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $11.0 million, or 6.1 percent, for the three-month period ended September 30, 2019, and increased by $41.9 million, or 7.9 percent, for the nine-month period ended September 30, 2019, compared to the same periods in 2018.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Net interest income for the three and nine-month periods ended September 30, 2019 increased $17.8 million, or 11.8 percent, and $49.9 million, or 11.1 percent, respectively, compared to the same periods in 2018.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three-month period ended September 30, 2019 decreased by 17 basis points as compared to the same period in 2018.  Net interest margin for the three-month period ended September 30, 2019 decreased by nine basis points compared to the same period in 2018.  Net interest spread for the nine-month period ended September 30, 2019 decreased by 19 basis points as compared to the same period in 2018.  Net interest margin for the nine-month period ended September 30, 2019 decreased by four basis points compared to the same period in 2018.  The changes compared to 2018 are primarily due to favorable volume, mix, and rate variances on loans, offset by unfavorable rate variances in interest-bearing deposits.  These interest rate variances have led to decreased net interest spreads and margins.  These variances have also driven an increase in interest income partially offset by an increase in interest expense, resulting in an increase in the Company’s net interest income during 2019 as compared to results for the same period in 2018.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.88 percent for the three-month period ended September 30, 2019 and 3.79 percent for the same period in 2018.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.96 percent for the nine-month period ended September 30, 2019 and 3.66 percent for the same period in 2018.

	Three Months Ended September 30,
	2019		2018
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$12,890,878	4.99%	$11,718,552	4.87%
Securities:
Taxable	4,636,243	2.31	3,760,332	2.14
Tax-exempt	3,841,483	3.03	3,431,206	2.67
Total securities	8,477,726	2.63	7,191,538	2.39
Federal funds and resell agreements	394,587	2.83	101,223	2.61
Interest-bearing due from banks	582,116	2.35	322,882	1.86
Other earning assets	44,571	4.32	45,476	4.35
Total earning assets	22,389,878	3.99	19,379,671	3.89
Allowance for loan losses	(104,795)		(99,289)
Other assets	1,652,033		1,469,283
Total assets	$23,937,116		$20,749,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$13,226,432	1.23%	$10,984,419	0.93%
Federal funds and repurchase agreements	1,683,072	1.96	1,733,884	1.72
Borrowed funds	88,100	6.24	78,764	6.50
Total interest-bearing liabilities	14,997,604	1.34	12,797,067	1.07
Noninterest-bearing demand deposits	6,082,498		5,547,880
Other liabilities	303,736		179,775
Shareholders' equity	2,553,278		2,224,943
Total liabilities and shareholders' equity	$23,937,116		$20,749,665
Net interest spread		2.65%		2.82%
Net interest margin		3.09		3.18

	Nine Months Ended September 30,
	2019		2018
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$12,607,157	5.10%	$11,484,757	4.72%
Securities:
Taxable	4,481,242	2.36	3,830,164	2.11
Tax-exempt	3,730,744	2.98	3,519,060	2.66
Total securities	8,211,986	2.64	7,349,224	2.37
Federal funds and resell agreements	414,560	2.89	122,961	2.67
Interest-bearing due from banks	563,810	2.40	336,144	1.65
Other earning assets	50,841	5.05	45,206	5.21
Total earning assets	21,848,354	4.07	19,338,292	3.76
Allowance for loan losses	(106,565)		(100,856)
Other assets	1,607,087		1,467,036
Total assets	$23,348,876		$20,704,472
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$12,897,172	1.23%	$10,831,775	0.72%
Federal funds and repurchase agreements	1,655,934	2.09	1,678,108	1.51
Borrowed funds	84,107	6.54	78,770	6.32
Total interest-bearing liabilities	14,637,213	1.36	12,588,653	0.86
Noninterest-bearing demand deposits	6,040,019		5,753,237
Other liabilities	269,425		172,560
Shareholders' equity	2,402,219		2,190,022
Total liabilities and shareholders' equity	$23,348,876		$20,704,472
Net interest spread		2.71%		2.90%
Net interest margin		3.16		3.20

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $809.7 million for the three-month period and increased $461.5 million for the nine-month period ended September 30, 2019, compared to the same periods in 2018.  The benefit from interest-free funds increased by eight and 15 basis points in the three and nine-month periods, respectively, due to increased yields on earning assets, offset by an increase in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2019 and 2018			September 30, 2019 and 2018
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$14,686	$3,610	$18,296	$41,372	$34,739	$76,111
Securities:
Taxable	5,000	1,703	6,703	11,004	7,487	18,491
Tax-exempt	2,331	2,590	4,921	3,507	7,106	10,613
Federal funds sold and resell agreements	2,089	63	2,152	6,291	222	6,513
Interest-bearing due from banks	1,456	481	1,937	3,573	2,395	5,968
Trading	(2)	(1)	(3)	193	(59)	134
Interest income	25,560	8,446	34,006	65,940	51,890	117,830
Change in interest incurred on:
Interest-bearing deposits	5,924	9,428	15,352	12,717	47,816	60,533
Federal funds purchased and repurchase agreements	(225)	1,014	789	(253)	7,255	7,002
Other borrowed funds	149	(54)	95	258	133	391
Interest expense	5,848	10,388	16,236	12,722	55,204	67,926
Net interest income	$19,712	$(1,942)	$17,770	$53,218	$(3,314)	$49,904

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Average earning assets	$22,389,878	$19,379,671	$3,010,207	$21,848,354	$19,338,292	$2,510,062
Interest-bearing liabilities	14,997,604	12,797,067	2,200,537	14,637,213	12,588,653	2,048,560
Interest-free funds	$7,392,274	$6,582,604	$809,670	$7,211,141	$6,749,639	$461,502
Free funds ratio (interest free funds to average earning assets)	33.02%	33.97%	(0.95)%	33.01%	34.90%	(1.89)%
Tax-equivalent yield on earning assets	3.99	3.89	0.10	4.07	3.76	0.31
Cost of interest-bearing liabilities	1.34	1.07	0.27	1.36	0.86	0.50
Net interest spread	2.65	2.82	(0.17)	2.71	2.90	(0.19)
Benefit of interest-free funds	0.44	0.36	0.08	0.45	0.30	0.15
Net interest margin	3.09%	3.18%	(0.09)%	3.16%	3.20%	(0.04)%

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

Based on the factors above, management of the Company recorded $7.5 million and $30.9 million as provision for loan losses for the three and nine-month periods ended September 30, 2019, respectively, compared to $5.8 million and $22.8 million for the same periods in 2018, respectively.  As illustrated in Table 3 below, the ALL decreased to 0.82 percent of total loans as of September 30, 2019, compared to 0.85 percent of total loans as of September 30, 2018.

Table 3 presents a summary of the Company’s ALL for the nine-month periods ended September 30, 2019 and 2018, and for the year ended December 31, 2018.  Net charge-offs were $27.1 million for the nine-month period ended September 30, 2019, compared to $22.1 million for the same period in 2018.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2019	2018	2018
Allowance-January 1	$103,635	$100,604	$100,604
Provision for loan losses	30,850	22,750	70,750
Charge-offs:
Commercial	(26,469)	(15,186)	(64,371)
Consumer:
Credit card	(5,995)	(6,524)	(8,601)
Other	(676)	(979)	(1,143)
Real estate	(442)	(3,312)	(3,428)
Total charge-offs	(33,582)	(26,001)	(77,543)
Recoveries:
Commercial	3,574	1,578	6,753
Consumer:
Credit card	1,606	1,257	1,728
Other	369	757	898
Real estate	954	357	445
Total recoveries	6,503	3,949	9,824
Net charge-offs	(27,079)	(22,052)	(67,719)
Allowance-end of period	$107,406	$101,302	$103,635
Average loans, net of unearned interest	$12,603,268	$11,482,913	$11,604,633
Loans at end of period, net of unearned interest	13,043,840	11,964,724	12,178,150
Allowance to loans at end of period	0.82%	0.85%	0.85%
Allowance as a multiple of net charge-offs	2.97x	3.44x	1.53x
Net charge-offs to:
Provision for loan losses	87.78%	96.93%	95.72%
Average loans	0.29	0.26	0.58

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Trust and securities processing	$45,218	$43,425	$1,793	4.1%
Trading and investment banking	5,712	3,711	2,001	53.9
Service charges on deposits	20,620	20,927	(307)	(1.5)
Insurance fees and commissions	320	339	(19)	(5.6)
Brokerage fees	8,102	6,402	1,700	26.6
Bankcard fees	16,895	16,838	57	0.3
Gains on sales of securities available for sale, net	3,057	211	2,846	>100.0
Other	3,711	9,032	(5,321)	(58.9)
Total noninterest income	$103,635	$100,885	$2,750	2.7%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Trust and securities processing	$130,078	$130,272	$(194)	(0.1)%
Trading and investment banking	16,746	12,465	4,281	34.3
Service charges on deposits	62,648	63,554	(906)	(1.4)
Insurance fees and commissions	1,123	980	143	14.6
Brokerage fees	22,422	19,046	3,376	17.7
Bankcard fees	50,401	52,145	(1,744)	(3.3)
Gains on sales of securities available for sale, net	2,463	578	1,885	>100.0
Other	30,534	27,659	2,875	10.4
Total noninterest income	$316,415	$306,699	$9,716	3.2%

Noninterest income increased by $2.8 million, or 2.7 percent, during the three-month period ended September 30, 2019, and increased by $9.7 million, or 3.2 percent, during the nine-month period ended September 30, 2019, compared to the same periods in 2018.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and investment management services, and servicing of mutual fund assets.  The fees for the three-month period increased $1.8 million and were flat for the nine-month period ended September 30, 2019, compared to the same periods in 2018. The increase for the three-month period was primarily due to an increase in corporate trust revenue.  The change for the nine-month period was driven by decreases of $4.1 million in fund services revenue and $0.8 million in trust services revenue.  The decrease in fund services revenue was primarily driven by customer repricing and losses.  These decreases were largely offset by an increase of $4.7 million in corporate trust revenue.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving distribution channels.

Trading and investment banking fees for the three and nine-month periods ended September 30, 2019 increased $2.0 million, or 53.9 percent, and $4.3 million, or 34.3 percent, respectively, compared to the same periods in 2018.  These increases were driven by higher trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three and nine-month periods ended September 30, 2019, increased $1.7 million, or 26.6 percent, and $3.4 million, or 17.7 percent, respectively, compared to the same periods in 2018.  These increases were driven by higher levels of money market balances and the related 12b-1 fees.

Bankcard fees for the three and nine-month periods ended September 30, 2019, were flat and decreased $1.7 million, or 3.3 percent, respectively, compared to the same periods in 2018.  The decrease for the nine-month period was driven by lower interchange income coupled with increased rewards and rebates expense recorded as an offset to bankcard fees.

During the three and nine-month periods ended September 30, 2019, $3.1 million and $2.5 million in gains, respectively, were recognized on the sales of securities available for sale, compared to gains on the sales of securities available for sale of $0.2 million and $0.6 million for the same periods in 2018.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains.

Other noninterest income for the three and nine-month periods ended September 30, 2019, decreased $5.3 million, or 58.9 percent, and increased $2.9 million, or 10.4 percent, respectively, compared to the same periods in 2018.  The decrease in the three-month period is driven by decreases in equity in earnings on alternative investments, company-owned life insurance, and derivative income.  The increase for the nine-month period was primarily driven by increases in company-owned life insurance and derivative income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Salaries and employee benefits	$110,153	$102,956	$7,197	7.0%
Occupancy, net	12,240	11,628	612	5.3
Equipment	19,775	18,533	1,242	6.7
Supplies and services	4,261	4,528	(267)	(5.9)
Marketing and business development	5,655	6,671	(1,016)	(15.2)
Processing fees	13,619	12,331	1,288	10.4
Legal and consulting	8,374	8,470	(96)	(1.1)
Bankcard	4,643	4,407	236	5.4
Amortization of other intangible assets	1,335	1,385	(50)	(3.6)
Regulatory fees	2,749	3,337	(588)	(17.6)
Other	8,593	6,139	2,454	40.0
Total noninterest expense	$191,397	$180,385	$11,012	6.1%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Salaries and employee benefits	$340,639	$315,099	$25,540	8.1%
Occupancy, net	35,522	33,394	2,128	6.4
Equipment	58,283	56,201	2,082	3.7
Supplies and services	12,419	12,434	(15)	(0.1)
Marketing and business development	17,872	17,889	(17)	(0.1)
Processing fees	38,847	35,029	3,818	10.9
Legal and consulting	21,503	18,774	2,729	14.5
Bankcard	13,689	13,198	491	3.7
Amortization of other intangible assets	3,913	4,432	(519)	(11.7)
Regulatory fees	8,549	10,014	(1,465)	(14.6)
Other	24,174	17,015	7,159	42.1
Total noninterest expense	$575,410	$533,479	$41,931	7.9%

Noninterest expense increased by $11.0 million, or 6.1 percent, for the three-month period ended September 30, 2019 and increased $41.9 million, or 7.9 percent, for the nine-month period ended September 30, 2019, compared to the same periods in 2018.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $7.2 million, or 7.0 percent, and increased $25.5 million, or 8.1 percent, for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018.  Salaries and wages increased $5.5 million, or 8.3 percent, for the three-month period ended September 30, 2019, and increased $11.2 million, or 5.6 percent, for the nine-month period ended September 30, 2019, compared to the same periods in 2018.  Commissions and bonuses increased $1.3 million, or 6.9 percent, and increased $7.4 million, or 12.7 percent, for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018.  Employee benefits expense increased $0.3 million, or 2.0 percent for the three-month period ended September 30, 2019, and increased $6.9 million, or 12.1 percent, for the nine-month period ended September 30, 2019, compared to the same periods in 2018.

Occupancy expense increased $0.6 million, or 5.3 percent, and increased $2.1 million, or 6.4 percent, for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower tenant rent income and higher lease expense.

Furniture and equipment expense increased $1.2 million, or 6.7 percent, and increased $2.1 million, or 3.7 percent, for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher software expense.

Marketing and business development expense decreased $1.0 million, or 15.2 percent, and was flat for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, due to the timing of multiple technology and product initiatives.

Processing fees expense increased $1.3 million, or 10.4 percent, and $3.8 million, or 10.9 percent, for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher system processing expenses supporting the commercial, personal, healthcare, and institutional businesses.

Legal and consulting expense decreased $0.1 million, or 1.1 percent, and increased $2.7 million, or 14.5 percent, for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to consulting costs on system investments to support growth across the Company’s business lines.

Regulatory agency expense decreased $0.6 million, or 17.6 percent, and $1.5 million, or 14.6 percent, for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018, due to lower depository insurance expense.

Other noninterest expense increased $2.5 million, or 40.0 percent, and $7.2 million, or 42.1 percent, for the three and nine-month periods ended September 30, 2019.  The increases are primarily due to higher derivative expense and higher operating losses.

Income Tax Expense

The Company’s effective tax rate was 15.1 percent for the nine-month period ended September 30, 2019 compared to 14.2 percent for the same period in 2018.

Strategic Lines of Business

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$104,360	$94,782	$9,578	10.1%
Provision for loan losses	5,966	4,063	1,903	46.8
Noninterest income	18,874	20,825	(1,951)	(9.4)
Noninterest expense	66,447	64,076	2,371	3.7
Income before taxes	50,821	47,468	3,353	7.1
Income tax expense	7,390	5,378	2,012	37.4
Income from continuing operations	$43,431	$42,090	$1,341	3.2%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$306,752	$279,842	$26,910	9.6%
Provision for loan losses	25,602	17,179	8,423	49.0
Noninterest income	62,442	60,590	1,852	3.1
Noninterest expense	201,777	189,050	12,727	6.7
Income before taxes	141,815	134,203	7,612	5.7
Income tax expense	21,482	19,076	2,406	12.6
Income from continuing operations	$120,333	$115,127	$5,206	4.5%

For the nine-month period ended September 30, 2019, Commercial Banking income from continuing operations increased by $5.2 million, or 4.5 percent, to $120.3 million compared to the same period in 2018.  Net interest income increased $26.9 million, or 9.6 percent, for the nine-month period ended September 30, 2019, compared to the same period in 2018, primarily driven by strong loan growth and earning asset mix changes.  Provision for loan losses increased by $8.4 million, or 49.0 percent, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income increased $1.9 million, or 3.1 percent, primarily due to an increase of $4.0 million in other noninterest income driven by increased company-owned life insurance income and derivative income.  These increases were partially offset by a decrease of $1.4 million in bankcard fees due to higher rebate expense, recorded as an offset to revenue, and a decrease of $0.5 million in deposit service charges.  Noninterest expense increased $12.7 million, or 6.7 percent, to $201.8 million.  This increase is primarily driven by an increase of $7.3 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, coupled with increases of $3.2 million and $1.1 million in salary and benefit expense and legal and professional fees expense, respectively.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$18,726	$15,235	$3,491	22.9%
Provision for loan losses	256	354	(98)	(27.7)
Noninterest income	49,806	43,171	6,635	15.4
Noninterest expense	55,280	47,083	8,197	17.4
Income before taxes	12,996	10,969	2,027	18.5
Income tax expense	1,891	1,243	648	52.1
Income from continuing operations	$11,105	$9,726	$1,379	14.2%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$58,599	$47,225	$11,374	24.1%
Provision for loan losses	723	1,027	(304)	(29.6)
Noninterest income	142,370	132,005	10,365	7.9
Noninterest expense	160,308	141,517	18,791	13.3
Income before taxes	39,938	36,686	3,252	8.9
Income tax expense	6,049	5,215	834	16.0
Income from continuing operations	$33,889	$31,471	$2,418	7.7%

For the nine-month period ended September 30, 2019, Institutional Banking income from continuing operations increased $2.4 million, or 7.7 percent, compared to the same period last year.  Net interest income increased $11.4 million, or 24.1 percent, compared to the same period last year, due to an increase in deposits, coupled with increased funds transfer pricing credits on deposits from higher interest rates in 2019 as compared to 2018.  Provision for loan losses decreased $0.3 million, or 29.6 percent, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income increased $10.4 million, or 7.9 percent due to an increase in brokerage fees of $4.2 million, increased bond trading fees of $4.0 million, and increased corporate trust income of $4.7 million.  These increases were partially offset by a decrease in fund services revenue of $4.1 million. Noninterest expense increased $18.8 million, or 13.3 percent, primarily driven by increases of $8.3 million in salary and employee benefits expense, $6.0 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, and increased other noninterest expense of $2.6 million, primarily due to operational losses in 2019.  Additionally, there were increases of $0.7 million in both legal and consulting expense and marketing business development expense.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$33,296	$31,069	$2,227	7.2%
Provision for loan losses	1,278	1,333	(55)	(4.1)
Noninterest income	26,118	28,269	(2,151)	(7.6)
Noninterest expense	58,328	56,651	1,677	3.0
(Loss) income before taxes	(192)	1,354	(1,546)	(>100.0)
Income tax (benefit) expense	(28)	153	(181)	(>100.0)
(Loss) income from continuing operations	$(164)	$1,201	$(1,365)	(>100.0)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$98,933	$93,057	$5,876	6.3%
Provision for loan losses	4,525	4,544	(19)	(0.4)
Noninterest income	83,855	87,708	(3,853)	(4.4)
Noninterest expense	176,762	165,968	10,794	6.5
Income before taxes	1,501	10,253	(8,752)	(85.4)
Income tax expense	227	1,457	(1,230)	(84.4)
Income from continuing operations	$1,274	$8,796	$(7,522)	(85.5)%

For the nine-month period ended September 30, 2019, Personal Banking income from continuing operations decreased $7.5 million, or 85.5 percent, compared to the same period last year.  Net interest income increased $5.9 million, or 6.3 percent, compared to the same period last year due to increased interest rates during the nine-month period ended September 30, 2019, as compared to the same period in 2018.  Provision for loan loss remained flat, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income decreased $3.9 million, or 4.4 percent, compared to the same period last year, primarily driven by a decrease of $2.4 million in equity earnings on alternative investments and a decrease of $1.4 million in trust services revenue.  Noninterest expense increased $10.8 million, or 6.5 percent, primarily due to an increase of $7.8 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, and an increase of $2.5 million in salary and employee benefits expense.

Table 9

Healthcare Services Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$11,878	$9,404	$2,474	26.3%
Provision for loan losses	—	—	—	—
Noninterest income	8,837	8,620	217	2.5
Noninterest expense	11,342	12,575	(1,233)	(9.8)
Income before taxes	9,373	5,449	3,924	72.0
Income tax expense	1,363	617	746	>100.0
Income from continuing operations	$8,010	$4,832	$3,178	65.8%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2019	2018	19-18	19-18
Net interest income	$34,258	$28,514	$5,744	20.1%
Provision for loan losses	—	—	—	—
Noninterest income	27,748	26,396	1,352	5.1
Noninterest expense	36,563	36,944	(381)	(1.0)
Income before taxes	25,443	17,966	7,477	41.6
Income tax expense	3,854	2,554	1,300	50.9
Income from continuing operations	$21,589	$15,412	$6,177	40.1%

For the nine-month period ended September 30, 2019, Healthcare Services income from continuing operations increased $6.2 million, or 40.1 percent, compared to the same period last year.  Net interest income increased $5.7 million, or 20.1 percent, compared to the same period last year, due to an increase in number of accounts and deposits, coupled with increased funds transfer pricing credits on deposits from higher interest rates in 2019 as compared to 2018. Noninterest income increased $1.4 million, or 5.1 percent, driven by increased company-owned life insurance and bankcard fee income.  Noninterest expense decreased $0.4 million, or 1.0 percent, primarily due to decreases of $1.0 million in salary and employee benefits expense, $0.4 million in marketing and business development expense and $0.4 million in processing fees expense, partially offset by an increase of $1.3 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business.

Balance Sheet Analysis

Total assets of the Company increased by $792.0 million, or 3.4 percent, as of September 30, 2019, compared to December 31, 2018, primarily due to an increase in AFS securities of $869.1 million, or 13.3 percent and an increase in loan balances of $865.7 million, or 7.1 percent.  These increases were partially offset by a decrease of $894.2 million, or 86.9 percent in FRB account balances.

Total assets of the Company increased $2.7 billion, or 12.5 percent, as of September 30, 2019, compared to September 30, 2018, primarily due to an increase in AFS securities of $1.5 billion, or 24.9 percent, an increase in loan balances of $1.1 billion, or 9.0 percent, and an increase in securities purchased under agreements to resell of $263.4 million.

Table 10

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2019	2018	2018
Total assets	$24,143,092	$21,462,360	$23,351,119
Loans, net of unearned interest	13,054,865	11,966,946	12,181,342
Total investment securities	8,688,163	7,278,266	7,848,149
Interest-bearing due from banks	158,339	668,990	1,047,830
Total earning assets	22,257,353	20,019,312	21,600,687
Total deposits	19,309,345	17,736,704	19,281,260
Total borrowed funds	1,877,951	1,271,508	1,601,591

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

Actual loan balances totaled $13.0 billion as of September 30, 2019, and increased $865.7 million, or 7.1 percent, compared to December 31, 2018, and increased $1.1 billion, or 9.0 percent, compared to September 30, 2018.  Compared to December 31, 2018, commercial real estate loans increased $508.3 million, or 13.7 percent, commercial loans increased $283.6 million, or 5.4 percent, and residential real estate loans increased $130.2 million, or 18.4 percent.  Compared to September 30, 2018, commercial loans increased $604.9 million, or 12.3 percent, commercial real estate loans increased $505.5 million, or 13.6 percent, and residential real estate loans increased $149.2 million, or 21.7 percent, and were partially offset by a decrease in factoring loans of $95.2 million, or 33.1 percent.  The increase in total loans is driven by the Company’s focus on optimizing the balance sheet.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and held-to-maturity (HTM) securities as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $8.7 billion as of September 30, 2019, and $7.8 billion as of December 31, 2018, and comprised 39.0 percent and 36.3 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 85.3 percent of the Company’s investment securities portfolio at September 30, 2019, compared to 83.4 percent at December 31, 2018.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 60.8 months at September 30, 2019, compared to 56.8 months at December 31, 2018, and 56.4 months at September 30, 2018.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $5.7 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2019.  Of this amount, securities with a market value of $712.5 million at September 30, 2019 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.1 billion as of September 30, 2019, a decrease of $68.6 million, or 5.9 percent, from December 31, 2018.  The average life of the HTM portfolio was 6.4 years at September 30, 2019, compared to 6.9 years at December 31, 2018, and 6.8 years at September 30, 2018.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.64 percent for the nine-month period ended September 30, 2019, compared to 2.37 percent for the same period in 2018.

Deposits and Borrowed Funds

Deposits increased $28.1 million, or 0.1 percent, from December 31, 2018 to September 30, 2019 and increased $1.6 billion, or 8.9 percent, from September 30, 2018 to September 30, 2019.  Total noninterest-bearing deposits decreased $27.2 million, and interest-bearing deposits increased $55.3 million as compared to December 31, 2018. Total noninterest-bearing deposits increased $895.5 million and interest-bearing deposits increased $677.1 million from September 30, 2018.

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

Long-term debt totaled $87.0 million at September 30, 2019, compared to $82.7 million as of December 31, 2018, and $78.5 million as of September 30, 2018.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $70.1 million as of September 30, 2019.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.8 billion at September 30, 2019, $1.5 billion at December 31, 2018, and $1.2 billion at September 30, 2018. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $2.6 billion at September 30, 2019, a $335.4 million increase compared to December 31, 2018, and a $360.4 million increase compared to September 30, 2018.

The Company’s Board of Directors authorized, at its April 23, 2019, April 24, 2018, and April 25, 2017 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the nine-month periods ended September 30, 2019 and 2018, the Company acquired 65,463 shares and 354,884 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.  The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.31 per share quarterly cash dividend payable on January 2, 2020, to shareholders of record at the close of business on December 9, 2019.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.2 billion as of September 30, 2019.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of September 30, 2019.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is calculated as the ratio of tier 1 core capital to total average assets, less goodwill and intangibles.  The Company's capital position as of September 30, 2019 is summarized in the table below and exceeded regulatory requirements.

Table 11

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2019	2018	2019	2018
Common equity Tier 1 capital ratio	12.53%	13.47%	12.53%	13.47%
Tier 1 risk-based capital ratio	12.53	13.47	12.53	13.47
Total risk-based capital ratio	13.51	14.54	13.51	14.54
Leverage ratio	9.62	10.58	9.62	10.58
Return on average assets	1.03	1.11	1.01	1.10
Return on average equity	9.69	10.32	9.86	10.43
Average equity to assets	10.67	10.72	10.29	10.58

The Company's per share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2019	2018	2019	2018
Earnings from continuing operations basic	$1.28	$1.17	$3.63	$3.45
Earnings from continuing operations diluted	1.27	1.16	3.61	3.41
Cash dividends	0.30	0.29	0.90	0.87
Dividend payout ratio	23.44%	24.79%	24.79%	25.22%
Book value	$52.23	$44.20	$52.23	$44.20

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

Table 12 shows the net interest income increase or decrease over the next two years as of September 30, 2019 and 2018 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 12

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	(0.2)%	2.3%	5.0%	9.2%
200	(0.1)	1.3	3.4	5.7
100	(0.2)	0.3	1.3	2.1
Static	—	—	—	—
(100)	(0.2)	(2.2)	(4.2)	(5.1)
(200)	(0.7)	n/a	(8.6)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	3.5%	5.8%	7.9%	12.2%
200	2.4	3.6	5.3	7.7
100	1.2	1.4	2.6	3.1
Static	—	—	—	—
(100)	(2.2)	(4.8)	(6.2)	(6.7)
(200)	(4.5)	n/a	(11.2)	n/a

The Company is positioned slightly asset sensitive to changes in interest rates except for year one rising interest rate ramps.  In most cases, interest income is predicted to increase in rising rate scenarios and decrease in falling rate scenarios. Increases and decreases in net interest income in rising and falling rate scenarios are due to yields on earning assets increasing and decreasing more due to changes in market rates than the cost of paying liabilities is projected to increase or decrease.  In year one interest rate ramps, the Company is slightly liability sensitive in rising rate scenarios.  In these scenarios, increases in liability expense will slightly outpace increases in interest income.  A key assumption underlying these projections is how the Company is projected to price deposits in a rising rate environment being consistent with our history.  This conservative assumption has overstated projected interest expense as rates have risen and could continue to do so in the future.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $86.1 million as of September 30, 2019, $61.0 million as of December 31, 2018, and $81.2 million as of September 30, 2018.  Securities sold not yet purchased (i.e. short positions) totaled $26.0 million at September 30, 2019, $27.2 million as of December 31, 2018, and $40.3 million at September 30, 2018 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $28.8 million to $71.8 million at September 30, 2019, compared to December 31, 2018, and increased $21.3 million, compared to September 30, 2018.

The Company had $2.9 million, $3.3 million, and $4.8 million of other real estate owned as of September 30, 2019, December 31, 2018, and September 30, 2018, respectively. Loans past due more than 90 days and still accruing interest totaled $2.5 million as of September 30, 2019, compared to $6.0 million as of December 31, 2018, and $1.9 million at September 30, 2018.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $29.3 million of restructured loans at September 30, 2019, $21.1 million at December 31, 2018, and $20.5 million at September 30, 2018.

Table 13

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2019	2018	2018
Nonaccrual loans	$57,542	$30,434	$22,376
Restructured loans on nonaccrual	14,296	20,134	20,642
Total nonperforming loans	71,838	50,568	43,018
Other real estate owned	2,939	4,786	3,338
Total nonperforming assets	$74,777	$55,354	$46,356
Loans past due 90 days or more	$2,466	$1,927	$6,009
Restructured loans accruing	14,984	415	411
Allowance for loan losses	107,406	101,302	103,635
Ratios
Nonperforming loans as a percent of loans	0.55%	0.42%	0.35%
Nonperforming assets as a percent of loans plus other real estate owned	0.57	0.46	0.38
Nonperforming assets as a percent of total assets	0.31	0.26	0.20
Loans past due 90 days or more as a percent of loans	0.02	0.02	0.05
Allowance for loan losses as a percent of loans	0.82	0.85	0.85
Allowance for loan losses as a multiple of nonperforming loans	1.50x	2.00x	2.41x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality, and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.4 billion of high-quality securities available for sale.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At September 30, 2019, $5.7 billion, or 76.5 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 87.1 percent, at December 31, 2018.  However, of these amounts, securities with a market value of $712.5 million at September 30, 2019 and $1.0 billion at December 31, 2018 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at September 30, 2019 was $10.5 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at September 30, 2019.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.2 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of September 30, 2019.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective for ensuring that the Company’s SEC filings are recorded, processed, summarized, and reported within the time period required and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2019.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	2,392	$67.29	2,392	1,997,225
August 1 - August 31, 2019	910	66.04	910	1,996,315
September 1 - September 30, 2019	—	—	—	1,996,315
Total	3,302	$66.94	3,302

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

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ Brian J. Walker
Brian J. Walker
Chief Accounting Officer

Date: October 31, 2019