Form 10-K
period 2019-12-31
UMB FINANCIAL CORP
filed 2020-02-27
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

As of June 30, 2019, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $2,910,285,653 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2020
Common Stock, $1.00 Par Value	49,087,088

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 28, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company also owns UMB Fund Services, Inc. (UMBFS), which is a significant nonbank subsidiary that has offices in Milwaukee, Wisconsin, Chadds Ford, Pennsylvania, and Ogden, Utah. UMBFS provides fund accounting, transfer agency, and other services to mutual fund and alternative-investment groups.

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

On a full-time equivalent basis at December 31, 2019, the Company and its subsidiaries employed 3,670 persons.

Business Segments

The Company’s products and services are grouped into four segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.

These segments and their financial results are described in detail in (i) the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Business Segments, which can be found in Part II, Item 7, pages 34 through 36, of this report and (ii) Note 12, “Business Segment Reporting,” in the Notes to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 90 through 91 of this report.

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

The Company’s ability to successfully compete in its chosen markets and regions also depends on its ability to attract, retain, and motivate talented employees, to invest in technology and infrastructure, and to innovate, all while effectively managing its expenses.  The Company expects that competition will likely intensify in the future.

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

Many of the Company’s subsidiaries are also subject to separate or related forms of regulation, supervision, and examination, including: (1) the Bank, by the Office of the Comptroller of the Currency (the OCC) under the National Banking Acts, the FDIC under the Federal Deposit Insurance Act (the FDIA), and the Consumer Financial Protection Bureau (the CFPB) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act); (2) UMBFS, UMB Distribution Services, LLC, UMB Financial Services, Inc., and Prairie Capital Management, LLC, by the Securities and Exchange Commission (the SEC) and State regulatory authorities under federal and State securities laws, and UMB Distribution Services, LLC and UMB Financial Services, Inc., by the Financial Industry Regulatory Authority (FINRA); and (3) UMB Insurance, Inc., by State regulatory authorities under applicable State insurance laws. These regulatory schemes, like those overseen by the FRB, are designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors.

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

Restrictions on Permissible Activities and Corporate Matters

Under the BHCA, bank holding companies and their subsidiaries are generally limited to the business of banking and to closely related activities that are incidental to banking.

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

The capital ratios for the Company and the Bank as of December 31, 2019, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	9.37	12.33	12.33	13.26
UMB Bank, n.a.	8.62	11.36	11.36	11.91

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2019, the Bank was categorized as well capitalized under the PCA framework.

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

If an insured depository institution such as the Bank were to become insolvent or if other specified events were to occur relating to its financial condition or the propriety of its actions, the FDIC may be appointed as conservator or receiver for the institution. In that capacity, the FDIC would have the power to (1) transfer assets and liabilities of the institution to another person or entity without the approval of the institution’s creditors, (2) require that its claims process be followed and to enforce statutory or other limits on damages claimed by the institution’s creditors, (3) enforce the institution’s contracts or leases according to their terms, (4) repudiate or disaffirm the institution’s contracts or leases, (5) seek to reclaim, recover, or recharacterize transfers of the institution’s assets or to exercise control over assets in which the institution may claim an interest, (6) enforce statutory or other injunctions, and (7) exercise a wide range of other rights, powers, and authorities, including those that could impair the rights and interests of all or some of the institution’s creditors. In addition, the administrative expenses of the conservator or receiver could be afforded priority over all or some of the claims of the institution’s creditors, and under the FDIA, the claims of depositors (including the FDIC as subrogee of depositors) would enjoy priority over the claims of the institution’s unsecured creditors.

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

Statistical Disclosure

The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Part II, Items 6, 7, and 7A, pages 21 through 55, of this report.

Executive Officers of the Registrant.  The following are the executive officers of the Company, each of whom is appointed annually, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which such person was elected as an executive officer.

Name	Age	Position with Registrant

R. Brian Beaird	46

Mr. Beaird has served as Executive Vice President, Chief Human Resources Officer since October 2019.  Prior to this time, he served as Senior Vice President/Director of Associate Experience and Rewards, Director Compensation and Systems, Manager Bank Strategy and Administration, and Manager Commercial Strategy and Administration. Mr. Beaird held these positions from July 2018 until October 2019, August 2017 until July 2018, September 2015 until August 2017, and December 2011 until September 2015, respectively.

James Cornelius	58

Mr. Cornelius has served as the President of Institutional Banking for the Bank since June 2015.  Prior to this time, he served as the President of Institutional Banking and Investor services from June 2012 until June 2015.

Shannon A. Johnson	40

Ms. Johnson has served as Executive Vice President and Chief Administrative Officer since October 2019.  Ms. Johnson’s previous positions with the Company include Executive Vice President, Chief Human Resources Officer; Senior Vice President, Executive Director of Talent Management and Development; and Senior Vice President, Director of Talent Management.  Ms. Johnson held these positions from April 2015 to October 2019, May 2011 to April 2015, and December 2009 to May 2011, respectively.

J. Mariner Kemper	47

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

Kevin M. Macke	47

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

Nikki Newton	48

Mr. Newton has served as the President of Private Wealth Management of the Bank, since May 2019.  From January 1998 until May 2018, Mr. Newton served in various capacities with Waddell & Reed Financial, Inc. or its subsidiary, Ivy Distributors, Inc, including most recently, serving as President of Ivy Distributors, Inc. and Ivy Global from August 2017 to May 2018, and Head of Global Distribution and President of Ivy Global from January 2014 to August 2017.

David C. Odgers	50

Mr. Odgers has served as Senior Vice President, Chief Accounting Officer of the Company since January 2020, and as the Company’s Controller since January 2014.  Mr. Odgers was previously the Company’s Assistant Controller from January 2005 to January 2014.

John C. Pauls	55

Mr. Pauls has served as Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank since June 2016.  Mr. Pauls served as interim General Counsel from April 2016 until his full appointment in June of 2016.  He has been with UMB for over 25 years, having served as a top legal advisor for the Company and the Bank for over 18 years.

James D. Rine	49

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

Ram Shankar	47

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

Thomas S. Terry	56

Mr. Terry has served as Executive Vice President and Chief Credit Officer since October 2019.  From January 2011 until October 2019, Mr. Terry served as Executive Vice President and Chief Lending Officer of the Company, and prior to this time, Mr. Terry served as Executive Vice President.  Mr. Terry first joined UMB in 1986, and subsequently joined the Commercial Lending department in 1987 where he worked as a loan officer until 2011.

Brian J. Walker	48

Mr. Walker served as Executive Vice President and Chief Accounting Officer of the Company from June 2007, until January 2020 when, due to Mr. Walker’s announced retirement, the Company appointed a new Chief Accounting Officer, David Odgers.  Mr. Walker remains with the Company in a consultative role until his retirement date of March 2, 2020.  Prior to his time as Chief Accounting Officer, Mr. Walker served as Chief Financial Officer of the Company from January 2014 to October 2015.  From July 2004 to June 2007, he served as a Certified Public Accountant for KPMG LLP, where he worked primarily as an auditor for financial institutions.

Abigail Wendel	46

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

The levels of, or changes in, interest rates could affect the Company’s business or performance. The Company’s business, results of operations, and financial condition are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market interest rates, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. The policies and regulations of the federal government, in general, and the FRB, in particular, have a substantial impact on market interest rates. See “Government Monetary and Fiscal Policies” in Part I, Item 1 of this report beginning on page 4, which is incorporated by reference herein. Additionally, the Company has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on the London Interbank Offered Rate (LIBOR). In 2017, the U.K. Financial Conduct Authority announced that LIBOR is to be transitioned to alternative rates during the next four years. U.S. regulatory authorities have voiced similar support for phasing out LIBOR.  The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real-estate markets or associated environmental liabilities. At December 31, 2019, 45.4 percent of the Company’s aggregate loan portfolio—comprised of commercial real-estate loans (representing 32.2 percent of the aggregate loan portfolio), residential real-estate loans (representing 6.9 percent of the aggregate loan portfolio), and construction real-estate loans (representing 6.3 percent of the aggregate loan portfolio)—was primarily secured by interests in real estate located in the States where the Company operates.

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

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses. The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real-estate markets, industry consolidations, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, UMBFS’s revenue could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business, healthcare, and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Other fee-based banking businesses that could be adversely affected include trading, asset management, custody, trust, and cash and treasury management.

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

To the extent that the Company continues to maintain a sizeable portfolio of available-for-sale investment securities, its income may be adversely affected and its reported equity more volatile. As of December 31, 2019, the Company’s securities portfolio totaled approximately $8.7 billion, which represented approximately 32.8 percent of its total assets.  Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans.  For the year-ended December 31, 2019, the weighted average yield of the Company’s securities portfolio was 2.6 percent as compared to 5.0 percent for its loan portfolio.  Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted.  Additionally, approximately $7.4 billion, or 85.4 percent, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity.  As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

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

The Company faces intense competition from other financial-services and financial-services technology companies, and competitive pressures could adversely affect the Company’s business or performance. The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures to intensify in the future—especially in light of recent legislative and regulatory initiatives, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies.  Competition with financial-services technology companies, or technology companies partnering with financial-services companies, may be particularly intense, due to, among other things, differing regulatory environments. See “Competition” in Part I, Item 1 of this report beginning on page 3. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. The Company has certain businesses that utilize wholesale models which can lead to customer concentrations for those businesses that, if negatively impacted by new entrants, competitive pressures, or consolidations, could affect the Company’s fee income. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses.

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

Liquidity is essential to the Company and its business or performance could be adversely affected by constraints in, or increased costs for, funding. The Company defines liquidity as the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses.   Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit.  The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the availability or cost of that funding and thus on its liquidity. These factors include market disruptions, changes in its credit ratings or the sentiment of its investors, the state of the regulatory environment and monetary and fiscal policies, declines in the value of its investment securities, the loss of substantial deposits or customer relationships, financial or systemic shocks, significant counterparty failures, and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A of this report beginning on page 54 for a discussion of how the Company monitors and manages liquidity risk.

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

The Company’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in the determination of the allowance for loan losses or the determination of the fair value of assets or liabilities. Furthermore, accounting methods, assumptions and estimates are part of acquisition purchase accounting and the calculation of the fair value of assets and liabilities that have been purchased, including credit-impaired loans.  The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of this report beginning on page 47. If management’s judgments are later determined to have been inaccurate, the Company may experience unexpected losses that could be substantial.

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

The Bank leases 49,400 square feet in the Hertz Building located at 2 South Broadway in the heart of the commercial sector of downtown St. Louis, Missouri.  This location has a full-service banking center and is home to some operational and administrative support functions.

The Bank also leases 40,666 square feet on the first, second, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado.  The location has a full-service banking center and is home to additional operational and administrative support functions.

As of December 31, 2019, the Bank operated a total of 93 banking centers.

UMBFS leases approximately 88,944 square feet at 235 West Galena Street in Milwaukee, Wisconsin, for its fund services operations headquarters.  Additionally, UMBFS leases 37,300 square feet at 2225 Washington Boulevard in Ogden, Utah, and 6,300 square feet in 223 Wilmington West Chester Pike in Chadds Ford, Pennsylvania.

Additional information with respect to properties, premises and equipment is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Premises, Equipment, and Leases,” in the Notes to the Consolidated Financial Statements in Item 8, pages 64 and 82 of this report, and is hereby incorporated by reference herein.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Stock Market under the symbol "UMBF." As of February 21, 2020, the Company had 2,081 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock repurchase activity by the Company during the quarter ended December 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2019	48	$66.84	48	1,996,267
November 1 - November 30, 2019	2,092	65.67	2,092	1,994,175
December 1 - December 31, 2019	320	64.55	320	1,993,855
Total	2,460	$65.55	2,460

On April 23, 2019, the Company’s Board of Directors (the Board) authorized the repurchase of up to two million shares of the Company’s common stock, which will terminate on April 22, 2020 (a Repurchase Authorization).  The Company has not made any repurchases other than through this Repurchase Authorization. All share purchases pursuant to a Repurchase Authorization are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

Performance Graph

The performance graph below compares the cumulative total shareholder return on UMB Financial Corporation Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the SNL U.S. Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2014 and reinvestment of dividends. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	2014	2015	2016	2017	2018	2019
UMB Financial Corporation	$100.00	$83.35	$140.38	$132.84	$114.43	$131.25
SNL US Banks	100.00	101.71	128.51	151.75	126.12	170.79
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86

ITEM 6. SELECTED FINANCIAL DATA

For a discussion of factors that may materially affect the comparability of the information below, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 22 through 49, of this report.

FIVE-YEAR FINANCIAL SUMMARY

(in thousands except per share data)

As of and for the years ended December 31,

	2019	2018	2017	2016	2015
EARNINGS
Interest income	$862,892	$731,961	$616,912	$523,031	$430,681
Interest expense	191,987	121,515	57,999	27,708	18,614
Net interest income	670,905	610,446	558,913	495,323	412,067
Provision for loan losses	32,850	70,750	41,000	32,500	15,500
Noninterest income	426,770	401,698	423,562	402,511	370,659
Noninterest expense	778,860	717,800	705,129	666,745	638,938
Net income from continuing operations	243,600	196,260	182,976	153,634	96,558

AVERAGE BALANCES
Assets	$23,784,625	$20,999,877	$20,396,428	$19,592,685	$17,786,442
Loans and loans held for sale	12,764,623	11,606,544	10,843,642	9,992,874	8,425,107
Total investment securities	8,374,244	7,413,776	7,632,965	7,665,012	7,330,246
Interest-bearing due from banks	584,756	419,768	351,293	410,163	664,752
Deposits	19,304,368	16,984,547	15,938,669	15,338,741	14,078,290
Long-term debt	85,918	79,189	76,299	81,905	58,571
Shareholders' equity	2,451,847	2,194,788	2,080,847	1,983,749	1,805,856

YEAR-END BALANCES
Assets	$26,561,355	$23,351,119	$21,771,583	$20,682,532	$19,094,245
Loans and loans held for sale	13,439,525	12,181,342	11,281,973	10,545,662	9,431,350
Total investment securities	8,717,502	7,848,149	7,639,543	7,690,108	7,568,870
Interest-bearing due from banks	1,225,491	1,047,830	1,351,760	715,823	522,877
Deposits	21,603,244	19,281,260	18,023,000	16,570,614	15,092,752
Long-term debt	97,490	82,671	79,281	76,772	86,070
Shareholders' equity	2,606,440	2,228,470	2,181,531	1,962,384	1,893,694

PER SHARE DATA
Earnings from continuing operations - basic	$4.99	$3.98	$3.72	$3.15	$2.05
Earnings from continuing operations - diluted	4.96	3.94	3.67	3.12	2.03
Cash dividends	1.21	1.17	1.04	0.99	0.95
Dividend payout ratio	24.25%	29.40%	27.96%	31.43%	46.34%
Book value	$53.09	$45.37	$43.72	$39.51	$38.34
Market price
High	71.97	82.14	81.55	81.11	58.84
Low	59.88	57.00	62.27	39.55	45.14
Close	68.64	60.97	71.92	77.12	46.55

Return on average assets	1.02%	0.93%	0.90%	0.78%	0.54%
Return on average equity	9.94	8.94	8.79	7.74	5.35
Average equity to average assets	10.31	10.45	10.20	10.12	10.15
Total risk-based capital ratio	13.26	13.95	14.04	12.87	12.80

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2019.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  For 2019, total revenue increased 8.5 percent, and noninterest expense also increased 8.5 percent, as compared to the previous year.  The Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  For 2019, net interest income increased $60.5 million, or 9.9 percent, as compared to the previous year. The Company has shown increased net interest income through the effects of increased loan volumes and the mix of average earning assets, partially offset by changing interest rate environment. Average loan balances increased $1.2 billion, or 10.0 percent, from prior year. The funding for these assets was driven primarily by a 16.6 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased nine basis points compared to the same period in 2018.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $25.1 million, or 6.2 percent, to $426.8 million for the year ended December 31, 2019, compared to the same period in 2018.  This increase was driven by a combination of revenues in trading and investment banking, brokerage, trust and securities processing, company-owned life insurance, and derivative income.  These changes are discussed in greater detail below under Noninterest income. At December 31, 2019, noninterest income represented 38.9 percent of total revenues, as compared to 39.7 percent at December 31, 2018.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At December 31, 2019, the Company had a total risk-based capital ratio of 13.26 percent and $2.6 billion in total shareholders’ equity, an increase of $378.0 million, or 17.0 percent, compared to total shareholders’ equity at December 31, 2018. The Company repurchased 68 thousand shares of common stock at an average price of $66.19 per share during 2019 and declared $59.6 million in dividends, which represents a 2.3 percent increase compared to dividends declared during 2018.

Earnings Summary

The Company recorded consolidated income from continuing operations of $243.6 million for the year ended December 31, 2019.  This represents a 24.1 percent increase over 2018.  Income from continuing operations for 2018 was $196.3 million, or an increase of 7.3 percent compared to 2017.  Basic earnings per share from continuing operations for the year ended December 31, 2019, were $4.99 per share compared to $3.98 per share in 2018, an increase of 25.4 percent.  Basic earnings per share from continuing operations were $3.72 per share in 2017, or an increase of 7.0 percent from 2017 to 2018. Fully diluted earnings per share from continuing operations increased 25.9 percent from 2018 to 2019, and increased 7.4 percent from 2017 to 2018.

The Company’s net interest income increased to $670.9 million in 2019 compared to $610.4 million in 2018 and $558.9 million in 2017.  In total, a favorable volume variance, partially offset by an unfavorable rate variance, resulted in a $60.5 million increase in net interest income in 2019, compared to 2018.  See Table 2 on page 28.  The favorable volume variance on earning assets was predominantly driven by the increase in average loan balances of $1.2 billion, or 10.0 percent, for 2019 compared to the same period in 2018.  Net interest margin, on a tax-equivalent basis, decreased to 3.12 percent for 2019, compared to 3.21 percent for the same period in 2018, as the cost of the Company’s interest-bearing liabilities increased at a greater pace than the yields on interest-earning assets.  The Company has seen an increase in the benefit from interest-free funds as compared to 2018.  The impact of this benefit increased 10 basis points compared to 2018 and is illustrated on Table 3 on page 29.  The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 20 in Item 7A on page 50 for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2019.

The provision for loan loss totaled $32.9 million for the year ended December 31, 2019, which is a decrease of $37.9 million, or 53.6 percent, compared to the same period in 2018.  This decrease was driven primarily by higher provision to cover the loss related to a single factoring credit relationship recorded in 2018.  See further discussion in “Provision and Allowance for Loan Losses” on page 29.

The Company had an increase of $25.1 million, or 6.2 percent, in noninterest income in 2019, as compared to 2018, and a decrease of $21.9 million, or 5.2 percent, in 2018, compared to 2017.  The increase in 2019 is primarily attributable to trading and investment banking, brokerage, trust and securities processing, company-owned life insurance, and derivative income.  The change in company-owned life insurance income is offset by a proportionate change in deferred compensation expense recorded in noninterest expense.  The change in noninterest income in 2019 from 2018, and 2018 from 2017 is illustrated in Table 6 on page 32.

Noninterest expense increased in 2019 by $61.1 million, or 8.5 percent, compared to 2018 and increased by $12.7 million, or 1.8 percent, in 2018 compared to 2017.  The increase in 2019 is primarily driven by increases in salary and employee benefits expense, processing fees, and equipment expense.  The increase in noninterest expense in 2019 from 2018, and 2018 from 2017 is illustrated in Table 7 on page 33.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2019, 2018 and 2017.

Net interest margin, presented in Table 1 on page 26, is calculated as net interest income on a fully tax- equivalent basis (FTE) as a percentage of average earning assets.  Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.  A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources.  Table 3 analyzes net interest margin for the three years ended December 31, 2019, 2018 and 2017.  Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2017 through 2019 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2019			2018
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$12,764.6	$637.9	5.00%	$11,606.5	$559.4	4.82%
Securities:
Taxable	4,524.9	106.1	2.34	3,858.8	83.3	2.16
Tax-exempt (FTE)	3,797.0	113.7	3.00	3,505.6	94.1	2.68
Total securities	8,321.9	219.8	2.64	7,364.4	177.4	2.41
Federal funds sold and resell agreements	535.4	13.8	2.59	178.8	4.8	2.69
Interest-bearing due from banks	584.8	12.9	2.20	419.8	7.9	1.88
Other earning assets (FTE)	52.3	2.5	4.79	49.3	2.5	4.97
Total earning assets (FTE)	22,259.0	886.9	3.98	19,618.8	752.0	3.83
Allowance for loan losses	(107.4)			(100.9)
Cash and due from banks	454.6			396.1
Other assets	1,178.4			1,085.8
Total assets	$23,784.6			$20,999.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$12,161.8	$138.7	1.14%	$10,113.3	$80.9	0.80%
Time deposits under $250,000	366.3	5.6	1.53	355.3	3.8	1.07
Time deposits of $250,000 or more	644.1	9.9	1.54	687.4	7.4	1.08
Total interest bearing deposits	13,172.2	154.2	1.17	11,156.0	92.1	0.83
Borrowed funds	85.9	5.2	6.10	79.2	4.7	5.93
Federal funds purchased and repurchase agreements	1,657.3	32.6	1.96	1,559.1	24.7	1.59
Total interest bearing liabilities	14,915.4	192.0	1.29	12,794.3	121.5	0.95
Noninterest bearing demand deposits	6,132.2			5,828.5
Other	285.2			182.2
Total	21,332.8			18,805.0
Total shareholders' equity	2,451.8			2,194.8
Total liabilities and shareholders' equity	$23,784.6			$20,999.8
Net interest income (FTE)		$694.9			$630.5
Net interest spread (FTE)			2.69%			2.88%
Net interest margin (FTE)			3.12%			3.21%

(1)

Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a marginal tax rate of 21% for 2019 and 2018, while a rate of 35% was used for 2017.  The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets.  Rates earned/paid may not compute to the rates shown due to presentation in millions.  The tax-equivalent interest income totaled $24.0 million, $20.0 million, and $39.5 million in 2019, 2018, and 2017, respectively.

(2)	Loan fees are included in interest income. Such fees totaled $14.5 million, $17.0 million, and $15.4 million in 2019, 2018, and 2017, respectively.
(3)	Loans on non-accrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2017
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$10,843.6	$461.3	4.25%
Securities:
Taxable	3,918.0	73.1	1.87
Tax-exempt (FTE)	3,658.0	112.5	3.08
Total securities	7,576.0	185.6	2.45
Federal funds sold and resell agreements	190.0	3.7	1.95
Interest-bearing due from banks	351.3	3.9	1.10
Other earning assets (FTE)	57.0	1.9	3.28
Total earning assets (FTE)	19,017.9	656.4	3.45
Allowance for loan losses	(97.2)
Cash and due from banks	379.6
Other assets	1,096.1
Total assets	$20,396.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$8,819.4	$27.6	0.31%
Time deposits under $250,000	373.6	2.8	0.75
Time deposits of $250,000 or more	809.5	6.0	0.74
Total interest bearing deposits	10,002.5	36.4	0.36
Borrowed funds	76.3	3.7	4.85
Federal funds purchased and repurchase agreements	2,095.1	17.9	0.85
Total interest bearing liabilities	12,173.9	58.0	0.48
Noninterest bearing demand deposits	5,936.2
Other	205.5
Total	18,315.6
Total shareholders' equity	2,080.8
Total liabilities and shareholders' equity	$20,396.4
Net interest income (FTE)		$598.4
Net interest spread (FTE)			2.97%
Net interest margin (FTE)			3.15%

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

Average Volume		Average Rate			Increase (Decrease)
2019	2018	2019	2018	2019 vs. 2018	Volume	Rate	Total
				Change in interest earned on:
$12,764,623	$11,606,544	5.00%	4.82%	Loans	$57,315	$21,179	$78,494
				Securities:
4,524,955	3,858,829	2.34	2.16	Taxable	15,206	7,514	22,720
3,796,983	3,505,602	3.00	2.68	Tax-exempt	6,539	9,114	15,653
535,393	178,801	2.59	2.69	Federal funds and resell agreements	9,227	(192)	9,035
584,756	419,768	2.20	1.88	Interest-bearing due from banks	3,477	1,495	4,972
52,306	49,345	4.79	4.97	Trading securities	146	(89)	57
22,259,016	19,618,889	3.98	3.83	Total	91,910	39,021	130,931
				Change in interest incurred on:
13,172,181	11,156,002	1.17	0.83	Interest-bearing deposits	18,745	43,346	62,091
1,657,283	1,559,149	1.96	1.59	Federal funds and repurchase agreements	1,635	6,181	7,816
85,920	79,191	6.10	5.93	Borrowed Funds	419	146	565
$14,915,384	$12,794,342	1.29%	0.95%	Total	20,799	49,673	70,472
				Net interest income	$71,111	$(10,652)	$60,459

Average Volume		Average Rate			Increase (Decrease)
2018	2017	2018	2017	2018 vs. 2017	Volume	Rate	Total
				Change in interest earned on:
$11,606,544	$10,843,642	4.82%	4.25%	Loans	$33,952	$64,098	$98,050
				Securities:
3,858,829	3,918,001	2.16	1.87	Taxable	(1,119)	11,327	10,208
3,505,602	3,657,951	2.68	3.08	Tax-exempt	245	747	992
178,801	190,074	2.69	1.95	Federal funds and resell agreements	(230)	1,338	1,108
419,768	351,293	1.88	1.10	Interest-bearing due from banks	870	3,169	4,039
49,345	57,013	4.97	3.28	Trading securities	(264)	916	652
19,618,889	19,017,974	3.83	3.45	Total	33,454	81,595	115,049
				Change in interest incurred on:
11,156,002	10,002,497	0.83	0.36	Interest-bearing deposits	4,635	51,112	55,747
1,559,149	2,095,111	1.59	0.85	Federal funds and repurchase agreements	(5,483)	12,314	6,831
79,191	76,301	5.93	4.90	Borrowed Funds	147	791	938
$12,794,342	$12,173,909	0.95%	0.48%	Total	(701)	64,217	63,516
				Net interest income	$34,155	$17,378	$51,533

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2019	2018	2017
Average earning assets	$22,259,016	$19,618,889	$19,017,974
Interest-bearing liabilities	14,915,384	12,794,342	12,173,909
Interest-free funds	$7,343,632	$6,824,547	$6,844,065
Free funds ratio (interest free funds to average earning assets)	32.99%	34.79%	35.99%
Tax-equivalent yield on earning assets	3.98%	3.83%	3.45%
Cost of interest-bearing liabilities	1.29	0.95	0.48
Net interest spread	2.69%	2.88%	2.97%
Benefit of interest-free funds	0.43	0.33	0.18
Net interest margin	3.12%	3.21%	3.15%

The Company experienced an increase in net interest income of $60.5 million, or 9.9 percent, for the year ended December 31, 2019, compared to 2018.  This follows an increase of $51.5 million, or 9.2 percent, for the year ended December 31, 2018, compared to 2017.  Average earning assets for the year ended December 31, 2019 increased by $2.6 billion, or 13.5 percent, compared to the same period in 2018.  Net interest margin, on a tax-equivalent basis, decreased to 3.12 percent for 2019 compared to 3.21 percent in 2018.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits.  Noninterest-bearing demand deposits represented 32.1 percent, 34.6 percent and 37.9 percent of total outstanding deposits at December 31, 2019, 2018 and 2017, respectively.  As illustrated in Table 3, the impact from these interest-free funds was 43 basis points in 2019, as compared to 33 basis points in 2018 and 18 basis points in 2017.

The Company has experienced an increase in net interest income during 2019 due to a volume variance of $71.1 million offset by a negative rate variance of $10.7 million.  The average rate on earning assets during 2019 has increased by 15 basis points, while the average rate on interest-bearing liabilities increased by 34 basis points, resulting in a 19 basis-point decrease in spread.  The volume of loans has increased from an average of $11.6 billion in 2018 to an average of $12.8 billion in 2019.  Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio.  By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2020, approximately $1.1 billion of available for sale securities are expected to have principal repayments.  This includes approximately $333 million which will have principal repayments during the first quarter of 2020.  The available for sale investment portfolio had an average life of 70.9 months, 56.8 months, and 51.7 months as of December 31, 2019, 2018, and 2017, respectively.

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

	December 31,
Loan Category	2019	2018	2017	2016	2015
Commercial	$71,258	$80,888	$81,156	$71,657	$63,847
Real estate	20,314	13,664	9,312	10,569	8,220
Consumer	10,211	9,071	10,083	9,311	8,949
Leases	5	12	53	112	127
Total allowance	$101,788	$103,635	$100,604	$91,649	$81,143

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

As illustrated in Table 5 below, the ALL decreased as a percentage of total loans to 0.76 percent as of December 31, 2019, compared to 0.85 percent as of December 31, 2018.  The provision for loan loss totaled $32.9 million for the year ended December 31, 2019, which is a decrease of $37.9 million, or 53.6 percent, compared to the same period in 2018.  This decrease was driven by higher provision to cover the loss related to a single factoring credit relationship in 2018.  The provision for loan losses totaled $70.8 million and $41.0 million for the years ended December 31, 2018 and 2017, respectively.

Table 5

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES (in thousands)

	2019	2018	2017	2016	2015
Allowance-beginning of year	$103,635	$100,604	$91,649	$81,143	$76,140
Provision for loan losses	32,850	70,750	41,000	32,500	15,500
Charge-offs:
Commercial	(36,716)	(64,371)	(27,985)	(12,788)	(5,239)
Consumer
Credit card	(8,011)	(8,601)	(8,681)	(8,436)	(8,555)
Other	(909)	(1,143)	(948)	(843)	(1,103)
Real estate	(444)	(3,428)	(992)	(6,756)	(214)
Total charge-offs	(46,080)	(77,543)	(38,606)	(28,823)	(15,111)
Recoveries:
Commercial	7,746	6,753	3,522	3,596	1,824
Consumer
Credit card	2,006	1,728	1,540	1,730	1,802
Other	509	898	533	518	667
Real estate	1,122	445	966	985	321
Total recoveries	11,383	9,824	6,561	6,829	4,614
Net charge-offs	(34,697)	(67,719)	(32,045)	(21,994)	(10,497)
Allowance-end of year	$101,788	$103,635	$100,604	$91,649	$81,143
Average loans, net of unearned interest	$12,759,387	$11,604,633	$10,841,486	$9,986,151	$8,423,997
Loans at end of year, net of unearned interest	13,431,722	12,178,150	11,280,514	10,540,383	9,430,761
Allowance to loans at year-end	0.76%	0.85%	0.89%	0.87%	0.86%
Allowance as a multiple of net charge-offs	2.93x	1.53x	3.14x	4.17x	7.73x
Net charge-offs to:
Provision for loan losses	105.62%	95.72%	78.16%	67.67%	67.72%
Average loans	0.27	0.58	0.30	0.22	0.12

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates.  Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates.  Noninterest income increased in 2019 by $25.1 million, or 6.2 percent, compared to 2018 and decreased in 2018 by $21.9 million, or 5.2 percent, compared to 2017.  The increase in 2019 is primarily attributable to trading and investment banking, brokerage, trust and securities processing, company-owned life insurance, and derivative income.  The decrease in 2018 is primarily attributable to trading and investment banking, trust and securities processing, bankcard income, gains on sales of available-for-sale securities, and service charges on deposit accounts.

The Company’s fee-based services offer multiple products and services, which management believes will more closely align with customer product demands.  The Company is currently emphasizing fee-based services including trust and securities processing, bankcard, securities trading and brokerage and cash and treasury management.  Management believes that it can offer these products and services both efficiently and profitably, as most have common platforms and support structures.

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2019	2018	2017	19-18	18-17	19-18	18-17
Trust and securities processing	$176,913	$172,163	$176,646	$4,750	$(4,483)	2.8%	(2.5)%
Trading and investment banking	23,466	15,584	23,183	7,882	(7,599)	50.6	(32.8)
Service charges on deposit accounts	82,748	84,287	87,680	(1,539)	(3,393)	(1.8)	(3.9)
Insurance fees and commissions	1,634	1,292	1,972	342	(680)	26.5	(34.5)
Brokerage fees	31,261	25,807	23,208	5,454	2,599	21.1	11.2
Bankcard fees	66,727	68,520	73,030	(1,793)	(4,510)	(2.6)	(6.2)
Gains on sales of securities available for sale, net	3,218	578	4,192	2,640	(3,614)	>100.0	(86.2)
Other	40,803	33,467	33,651	7,336	(184)	21.9	(0.5)
Total noninterest income	$426,770	$401,698	$423,562	$25,072	$(21,864)	6.2%	(5.2)%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above.  The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2019 compared to 2018, and in 2018 compared to 2017.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund assets servicing.  This income category increased by $4.8 million, or 2.8 percent in 2019, compared to 2018, and decreased by $4.5 million, or 2.5 percent, in 2018, compared to 2017.  During 2019, corporate trust revenue increased $6.9 million, partially offset by a decrease of $1.4 million in fee income from fund services fees.  During 2018, fee income from fund services fees decreased $7.5 million and wealth management services decreased $1.0 million.  These decreases were offset by an increase in corporate trust income of $4.0 million as compared to 2017.

Trading and investment banking income increased $7.9 million, or 50.6 percent, in 2019 compared to 2018 and decreased $7.6 million, or 32.8 percent, in 2018 compared to 2017.  The increase in 2019 compared to 2018 and the decrease in 2018 compared to 2017 was driven by increased and decreased bond trading income, respectively.

Brokerage fees increased $5.5 million, or 21.1 percent, in 2019 compared to 2018 and increased $2.6 million, or 11.2 percent, in 2018 compared to 2017 primarily due to an increase in money market and 12b-1 income driven by an increase in volume and interest rates.

Bankcard fees decreased $1.8 million, or 2.6 percent, in 2019 compared to 2018, and decreased $4.5 million, or 6.2 percent, in 2018 compared to 2017.  The decrease in 2019 compared to 2018 was primarily driven by increased rebate expense.  The decrease in 2018 compared to 2017 was driven by increased rewards and rebate expense, partially offset by increased interchange revenue.

Gains on sales of securities available for sale increased $2.6 million in 2019 compared to 2018 and decreased by $3.6 million in 2018 compared to 2017.  The Company’s goal in the management of its available-for-sale securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk. This can result in differences from period to period in the amount of realized gains.

Other noninterest income increased $7.3 million, or 21.9 percent, in 2019 compared to 2018 and decreased $0.2 million, or 0.5 percent, in 2018 compared to 2017.  The increase from 2018 to 2019 was driven by an increase in company-owned life insurance and derivative income.  The decrease from 2017 to 2018 was primarily due to a decrease in company-owned life insurance income, partially offset by gains on sales of assets.  Changes in company-owned life insurance are offset by proportionate changes in deferred compensation expense noted below.

Noninterest Expense

Noninterest expense increased in 2019 by $61.1 million, or 8.5 percent, compared to 2018 and increased in 2018 by $12.7 million, or 1.8 percent, compared to 2017.  From 2018 to 2019 the increases were driven by salary and employee benefits expense, processing fees, and equipment expense.  The main drivers of the increase from

2017 to 2018 were legal and consulting expense, salaries and employee benefits expense, processing fees, and equipment expense.  Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2019	2018	2017	19-18	18-17	19-18	18-17
Salaries and employee benefits	$461,445	$419,091	$413,830	$42,354	$5,261	10.1%	1.3%
Occupancy, net	47,771	45,239	44,462	2,532	777	5.6	1.7
Equipment	79,086	75,184	72,008	3,902	3,176	5.2	4.4
Supplies and services	18,699	16,103	17,173	2,596	(1,070)	16.1	(6.2)
Marketing and business development	26,257	24,372	21,469	1,885	2,903	7.7	13.5
Processing fees	52,198	46,977	42,331	5,221	4,646	11.1	11.0
Legal and consulting	31,504	29,859	23,406	1,645	6,453	5.5	27.6
Bankcard	17,750	17,514	19,471	236	(1,957)	1.3	(10.1)
Amortization of other intangible assets	5,506	5,764	7,326	(258)	(1,562)	(4.5)	(21.3)
Regulatory fees	11,489	12,695	15,527	(1,206)	(2,832)	(9.5)	(18.2)
Other	27,155	25,002	28,126	2,153	(3,124)	8.6	(11.1)
Total noninterest expense	$778,860	$717,800	$705,129	$61,060	$12,671	8.5%	1.8%

Salaries and employee benefits expense increased $42.4 million, or 10.1 percent, in 2019 compared to 2018 and $5.3 million, or 1.3 percent, in 2018 compared to 2017.  In 2019, employee benefits expense increased $16.1 million, or 23.8 percent, driven by higher deferred compensation expense.  Salary and wage expense increased $14.4 million, or 5.3 percent, and bonus and commission expense increased $11.9 million, or 14.6 percent.  These increases are driven by increased employee headcount, and increased bonus and sales commission expense tied to business volumes and revenue growth, and overall company performance.  In 2018, salary and wage expense increased $11.1 million, or 4.3 percent, and bonus and commission expense increased $1.7 million, or 2.2 percent.  These increases were offset by decreased employee benefit expense of $7.6 million, or 10.1 percent, driven by lower deferred compensation expense.

Equipment expense increased $3.9 million, or 5.2 percent, and $3.2 million, or 4.4 percent in 2019 and 2018, respectively.  This increase is driven by increased computer hardware and software expenses for the ongoing investments in digital channel and integrated platform solutions to support business growth and the continued modernization of the Company’s core systems in both years.

Processing fees expense increased $5.2 million, or 11.1 percent, in 2019 compared to 2018, and increased $4.6 million, or 11.0 percent, in 2018 compared to 2017.  The increases in 2019 and 2018 are primarily driven by ongoing investments in digital channel and integrated platform solutions to support business growth and the continued modernization of the Company’s core systems.

Legal and consulting expense increased $1.6 million, or 5.5 percent, in 2019 compared to 2018 and $6.5 million, or 27.6 percent, in 2018 compared to 2017.  This increase in 2019 was driven by an increase of $1.4 million in legal and professional services expense. The increase in 2018 was driven by an increase of $5.4 million in consulting expense and an increase of $1.1 million in legal and professional services expense.

Other noninterest expense increased $2.2 million, or 8.6 percent, and decreased $3.1 million, or 11.1 percent, in 2019 and 2018, respectively.  The increase in 2019 is primarily driven by higher operational losses, offset by lower other real estate and repossession expenses.  The decrease in 2018 was driven by lower operational losses compared to 2017.

Income Taxes

Income tax expense for continuing operations totaled $42.4 million, $27.3 million, and $53.4 million in 2019, 2018, and 2017 respectively. These amounts equate to effective tax rates of 14.8 percent, 12.2 percent, and 22.6 percent for 2019, 2018 and 2017, respectively. The decrease in effective rate from 2017 to 2018 was primarily a result of the Tax Cuts and Jobs Act (the Tax Act), which lowered the federal corporate income tax rate to 21 percent from 35 percent, effective January 1, 2018.  The decrease in 2018 is also attributable to a discrete tax benefit of $5.1 million related to 2017 federal provision-to-return adjustments.  Of this amount, $5.0 million was due to the remeasurement of deferred tax assets and liabilities upon completion of the 2017 federal tax return during the fourth quarter of 2018.  There was no corresponding adjustment in 2019, resulting in a higher effective tax rate for 2019.

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

Table 8

COMMERCIAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018	19-18	19-18
Net interest income	$412,232	$380,266	$31,966	8.4%
Provision for loan losses	26,159	63,841	(37,682)	(59.0)
Noninterest income	81,609	74,931	6,678	8.9
Noninterest expense	267,345	253,740	13,605	5.4
Income before taxes	200,337	137,616	62,721	45.6
Income tax expense	29,679	16,824	12,855	76.4
Income from continuing operations	$170,658	$120,792	$49,866	41.3%

For the year ended December 31, 2019, Commercial Banking income from continuing operations increased by $49.9 million, or 41.3 percent, to $170.7 million compared to the same period in 2018.  Net interest income increased $32.0 million, or 8.4 percent, for the year ended December 31, 2019, compared to the same period in 2018, primarily driven by strong loan growth, increased interest rates, and earning asset mix changes.  Provision for loan losses decreased by $37.7 million as compared to 2018. This decrease was driven by the increased provision in 2018 to cover the loss related to a single factoring credit relationship, and is consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels. Noninterest income increased $6.7 million, or 8.9 percent, over the same period in 2018 primarily driven by an increase of $4.9 million in company-owned life insurance income and $3.3 million in derivative income, partially offset by a decrease in other noninterest income of $1.8 million due to the write-down of investments in certain small business investments.  Noninterest expense increased $13.6 million, or 5.4 percent, to $267.3 million.  This increase is primarily due to increased technology, service, and overhead expenses of $6.8 million, an increase of $4.4 million in salary and employee benefit expense and an increase of $1.0 million in legal and consulting expense.

Table 9

INSTITUTIONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018	19-18	19-18
Net interest income	$80,185	$66,585	$13,600	20.4%
Provision for loan losses	975	1,335	(360)	(27.0)
Noninterest income	195,932	173,591	22,341	12.9
Noninterest expense	219,490	189,708	29,782	15.7
Income before taxes	55,652	49,133	6,519	13.3
Income tax expense	8,245	6,007	2,238	37.3
Income from continuing operations	$47,407	$43,126	$4,281	9.9%

For the year ended December 31, 2019, Institutional Banking income from continuing operations increased $4.3 million, or 9.9 percent, compared to the same period last year.  Net interest income increased $13.6 million, or 20.4 percent, compared to the same period last year, due to an increase in funds transfer pricing driven by higher interest rates.  Provision for loan losses declined $0.4 million, or 27.0 percent, consistent with our methodology, which considers the inherent risk in our loan portfolio, as well as other qualitative factors, such as macroeconomic conditions, loan growth, loan impairment changes, loan risk grading changes, and net charge-off levels.  Noninterest income increased $22.3 million, or 12.9 percent.  This increase was driven by an increase in bond trading fees of $7.6 million due to higher trading volume, an increase of $6.2 million in brokerage fees due to increased 12b-1 and money market revenue, and an increase of $6.1 million trust and securities pricing due to increased corporate trust income. Additionally, there was a $1.3 million increase in income from company-owned life insurance.  Noninterest expense increased $29.8 million, or 15.7 percent, primarily driven by an increase of $13.2 million in salary and employee benefits expense.  This increase was driven by increased employee headcount, and increased bonus and sales commission expense tied to business volumes and revenue growth.  Additionally, there was an increase of $8.7 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, and increased other noninterest expense of $3.5 million, primarily due to operational losses in 2019.  Increases in legal and consulting expense and marketing and business development expense of $1.3 million and $1.0 million, respectively, also contributed to the variance.

Table 10

PERSONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018	19-18	19-18
Net interest income	$132,082	$125,045	$7,037	5.6%
Provision for loan losses	5,716	5,574	142	2.5
Noninterest income	112,717	118,344	(5,627)	(4.8)
Noninterest expense	243,092	225,406	17,686	7.8
(Loss) income before taxes	(4,009)	12,409	(16,418)	(>100.0)
Income tax (benefit) expense	(594)	1,517	(2,111)	(>100.0)
(Loss) income from continuing operations	$(3,415)	$10,892	$(14,307)	(>100.0)%

For the year ended December 31, 2019, Personal Banking income from continuing operations decreased $14.3 million, compared to the same period last year.  Net interest income increased $7.0 million, or 5.6 percent, compared to the same period last year due to increased interest rates.  Provision for loan losses remained flat.  Noninterest income decreased $5.6 million, or 4.8 percent, primarily driven by a decrease of $3.1 million in gains on sales of other assets due to large gains and recoveries recorded in 2018, a decrease of $2.5 million in equity earnings on alternative investments, and a decrease of $1.4 million in trust services revenue.  These decreases were partially offset by an increase of $2.2 million in company-owned life insurance.  Noninterest expense increased $17.7 million, or 7.8 percent, primarily due to an increase of $14.0 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, an increase of $2.7 million in salary and employee benefits expense, and an increase of $1.7 million in supplies and services expense.

Table 11

HEALTHCARE SERVICES OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2019	2018	19-18	19-18
Net interest income	$46,406	$38,550	$7,856	20.4%
Provision for loan losses	—	—	—	—
Noninterest income	36,512	34,832	1,680	4.8
Noninterest expense	48,933	48,946	(13)	—
Income before taxes	33,985	24,436	9,549	39.1
Income tax expense	5,035	2,986	2,049	68.6
Income from continuing operations	$28,950	$21,450	$7,500	35.0%

For the year ended December 31, 2019, Healthcare Services income from continuing operations increased $7.5 million, or 35.0 percent, compared to the same period last year.  Net interest income increased $7.9 million, or 20.4 percent, compared to the same period last year, due to an increase in number of accounts and deposits, coupled with increased funds transfer pricing credits on deposits from higher interest rates. The impact of higher interest rates increased competitive pressures from traditional and non-traditional participants, and industry consolidation will likely impact the future levels of net interest income in this segment. Noninterest income increased $1.7 million, or 4.8 percent, compared to the same period last year, driven by higher company-owned life insurance and bankcard fee income.  Noninterest expense remained flat with an increase of $1.8 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, offset by a decrease of $1.4 million in salary and employee benefits expense due to reduced headcount, and a decrease of $0.4 million in processing fees expense.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income.  Loan balances held for investment increased by $1.3 billion, or 10.3 percent, in 2019.  This increase was primarily driven by an increase of $614.4 million, or 16.5 percent, in commercial real estate loans, $613.6 million, or 11.7 percent, in commercial loans, and $225.8 million, or 31.9 percent in residential real estate loans.  These increases were partially offset by decreases of $91.0 million, or 34.8 percent in factoring loans and $88.5 million, or 23.2 percent in asset-based loans.

Table 12

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31,
	2019	2018	2017	2016	2015
Commercial	$5,842,002	$5,228,402	$4,553,040	$4,410,806	$4,205,736
Asset-based	292,231	380,738	336,614	225,878	219,244
Factoring	170,560	261,591	221,672	139,902	90,686
Commercial - credit card	182,238	166,334	172,291	146,735	125,361
Real estate - construction	842,346	792,565	717,849	741,804	416,568
Real estate - commercial	4,328,724	3,714,280	3,563,630	3,165,922	2,662,772
Leases	1,978	5,248	23,967	39,532	41,857
Total business-related	11,660,079	10,549,158	9,589,063	8,870,579	7,762,224
Real estate - residential	933,276	707,504	638,591	548,350	492,227
Real estate - HELOC	478,151	545,721	648,379	711,794	729,963
Consumer - credit card	226,742	230,982	252,697	270,098	291,570
Consumer - other	133,474	144,785	151,783	139,562	154,777
Total consumer-related	1,771,643	1,628,992	1,691,450	1,669,804	1,668,537
Loans before allowance and loans held for sale	13,431,722	12,178,150	11,280,513	10,540,383	9,430,761
Allowance for loan losses	(101,788)	(103,635)	(100,604)	(91,649)	(81,143)
Net loans	13,329,934	12,074,515	11,179,909	10,448,734	9,349,618
Loans held for sale	7,803	3,192	1,460	5,279	589
Net loans and loans held for sale	$13,337,737	$12,077,707	$11,181,369	$10,454,013	$9,350,207

As a % of total loans and loans held for sale
Commercial	43.47%	42.92%	40.36%	41.84%	44.60%
Asset-based	2.17	3.12	2.98	2.14	2.32
Factoring	1.27	2.15	1.96	1.33	0.96
Commercial - credit card	1.36	1.37	1.53	1.39	1.33
Real estate – construction	6.27	6.51	6.36	7.03	4.42
Real estate – commercial	32.21	30.49	31.59	30.02	28.23
Leases	0.01	0.04	0.21	0.37	0.44
Total business-related	86.76	86.60	84.99	84.12	82.30
Real estate - residential	6.94	5.81	5.65	5.20	5.22
Real estate - HELOC	3.56	4.48	5.75	6.75	7.74
Consumer - credit card	1.69	1.89	2.24	2.56	3.09
Consumer - other	0.99	1.19	1.35	1.32	1.64
Total consumer-related	13.18	13.37	14.99	15.83	17.69
Loans held for sale	0.06	0.03	0.02	0.05	0.01
Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Included in Table 12 is a five-year breakdown of loans by type.  Business-related loans continue to represent the largest segment of the Company’s loan portfolio, comprising approximately 86.8 percent and 86.6 percent of total loans and loans held for sale at the end of 2019 and 2018, respectively.

Commercial loans represent the largest percent of total loans.  Commercial loans at December 31, 2019 have increased $613.6 million, or 11.7 percent, as compared to December 31, 2018, to 43.5 percent of total loans.  Commercial loans represented 42.9 percent of total loans at December 31, 2018.

As a percentage of total loans, commercial real estate and construction real estate loans now comprise 38.5 percent of total loans compared to 37.0 percent in 2018.  Commercial real estate loans increased $614.4 million, or 16.5 percent, and construction real estate loans increased $49.8 million, or 6.3 percent, compared to 2018.  Generally, these loans are made for working capital or expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80 percent.  Most of these properties are owner-occupied and/or have other collateral or guarantees as security.

Residential real estate increased $225.8 million, or 31.9 percent, and represented 6.9 percent of total loans.  HELOC loans decreased $67.6 million, or 12.4 percent, and represent 3.6 percent of total loans.

Asset-based loans decreased $88.5 million, or 23.2 percent, and represented 2.2 percent of total loans as of December 31, 2019.  Factoring loans decreased $91.0 million, or 34.8 percent, and represented 1.3 percent of total loans as of December 31, 2019.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A on page 53 of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments.  Investment securities totaled $8.7 billion as of December 31, 2019 and $7.8 billion as of December 31, 2018 and comprised 35.1 percent and 36.3 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 85.4 percent of the Company’s investment securities portfolio at December 31, 2019, compared to 83.4 percent at year-end 2018.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio increased from 56.8 months at December 31, 2018 to 70.9 months at December 31, 2019 due to portfolio mix changes, extension in the portfolio related to slower projected prepayments, and buying longer tenor securities. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $5.8 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2019.  Of this amount, securities with a market value of $481.2 million at December 31, 2019 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.1 billion as of December 31, 2019, a decrease of $54.5 million, or 4.7 percent, from December 31, 2018.  The average life of the HTM portfolio was 6.3 years at December 31, 2019, compared to 6.9 years at December 31, 2018.

The securities portfolio generates the Company’s second largest component of interest income.  The AFS and HTM securities portfolios achieved an average yield on a tax-equivalent basis of 2.64 percent for 2019, compared to 2.41 percent in 2018, and 2.45 percent in 2017.  Securities available for sale had a net unrealized gain of $123.4 million at year-end, compared to a net unrealized loss of $127.3 million the preceding year. This market value change primarily reflects the impact of a larger portfolio size, longer average life, and declining market interest rates as of December 31, 2019, compared to December 31, 2018.  These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) in shareholders’ equity, as an unrealized gain of $93.7 million at year-end 2019, compared to an unrealized loss of $96.0 million for 2018. The AFS securities portfolio contains securities that have unrealized losses and are not deemed to be other-than-temporarily impaired (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements on page 77 of this document).  The unrealized losses in the Company’s investments in direct obligations of U.S. Treasury obligations, U.S. government agencies, federal agency mortgage-backed securities, and municipal securities were caused by changes in interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of fair value.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Included in Tables 13 and 14 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 13

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2019	Amortized Cost	Fair Value
U.S. Treasury	$63,835	$64,078
U.S. Agencies	89,867	93,021
Mortgage-backed	4,030,688	4,071,794
State and political subdivisions	2,954,276	3,029,917
Corporates	185,314	188,552
Total	$7,323,980	$7,447,362

December 31, 2018	Amortized Cost	Fair Value
U.S. Treasury	$248,494	$247,130
U.S. Agencies	200	199
Mortgage-backed	3,914,289	3,812,211
State and political subdivisions	2,507,107	2,483,260
Total	$6,670,090	$6,542,800

December 31, 2017	Amortized Cost	Fair Value
U.S. Treasury	$40,092	$38,643
U.S. Agencies	14,762	14,752
Mortgage-backed	3,719,369	3,649,243
State and political subdivisions	2,546,517	2,542,673
Corporates	13,278	13,266
Total	$6,334,018	$6,258,577

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2019	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$33,983	2.69%	$—	—%
Due after 1 year through 5 years	30,095	1.56	93,021	2.67
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$64,078	2.16%	$93,021	2.67%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2019	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$13,353	2.50%	$218,870	2.23%
Due after 1 year through 5 years	2,834,652	2.31	585,728	2.23
Due after 5 years through 10 years	1,050,939	3.03	608,959	2.61
Due after 10 years	172,850	2.81	1,616,360	3.75
Total	$4,071,794	2.52%	$3,029,917	3.11%

	Corporates
December 31, 2019	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	188,552	2.74
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$188,552	2.74%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2018	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$184,916	2.66%	$199	1.46%
Due after 1 year through 5 years	52,874	2.08	—	—
Due after 5 years through 10 years	9,340	1.48	—	—
Due after 10 years	—	—	—	—
Total	$247,130	2.49%	$199	1.46%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2018	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$32,859	2.26%	$349,303	1.97%
Due after 1 year through 5 years	2,756,639	2.27	877,224	2.24
Due after 5 years through 10 years	983,288	2.80	699,227	2.48
Due after 10 years	39,425	3.49	557,506	3.66
Total	$3,812,211	2.42%	$2,483,260	2.59%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2017	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%	$14,553	1.24%
Due after 1 year through 5 years	29,223	1.21	199	1.46
Due after 5 years through 10 years	9,420	1.48	—	—
Due after 10 years	—	—	—	—
Total	$38,643	1.28%	$14,752	1.24%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2017	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$12,823	2.87%	$260,957	2.06%
Due after 1 year through 5 years	2,541,152	2.08	1,096,967	2.56
Due after 5 years through 10 years	1,057,436	2.27	822,801	2.91
Due after 10 years	37,832	3.17	361,948	3.44
Total	$3,649,243	2.15%	$2,542,673	2.74%

	Corporates
December 31, 2017	Fair Value	Weighted Average Yield
Due in one year or less	$13,266	1.31%
Due after 1 year through 5 years	—	—
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$13,266	1.31%

Table 14

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2019	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$15,323	$15,268	3.38%
Due after 1 year through 5 years	100,623	100,298	2.46
Due after 5 years through 10 years	394,591	386,580	2.37
Due over 10 years	605,565	580,199	2.61
Total	$1,116,102	$1,082,345	2.52%

December 31, 2018
Due in one year or less	$3,386	$3,395	2.02%
Due after 1 year through 5 years	115,162	107,641	2.64
Due after 5 years through 10 years	380,108	357,381	2.38
Due over 10 years	671,990	602,115	2.74
Total	$1,170,646	$1,070,532	2.61%

December 31, 2017
Due in one year or less	$2,275	$2,254	2.11%
Due after 1 year through 5 years	100,648	100,925	2.61
Due after 5 years through 10 years	372,234	363,123	2.29
Due over 10 years	785,857	741,145	2.65
Total	$1,261,014	$1,207,447	2.54%

FEDERAL RESERVE BANK STOCK AND OTHER SECURITIES (in thousands)

	Amortized	Fair
	Cost	Value
2019
FRB and FHLB stock	$33,262	$33,262
Other securities – non-marketable	69,868	75,158
Total Federal Reserve Bank stock and other	$103,130	$108,420

2018
FRB and FHLB stock	$33,262	$33,262
Other securities – marketable	—	4,385
Other securities – non-marketable	32,011	36,045
Total Federal Reserve Bank stock and other	$65,273	$73,692

2017
FRB and FHLB stock	$33,262	$33,262
Other securities – marketable	3	4,640
Other securities – non-marketable	26,606	27,995
Total Federal Reserve Bank stock and other	$59,871	$65,897

Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments.  The Company’s investment in other marketable securities was fully distributed during 2019.  As of December 31, 2018, the fair value of other marketable securities included alternative investment securities of $4.4 million.  The fair value of other non-marketable securities includes the alternative investment securities fair value of $7.0 million and $5.8 million at December 31, 2019 and December 31, 2018, respectively.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs.  The net borrowed position was $28.9 million at December 31, 2019 compared to $6.2 million at December 31, 2018.

The Bank buys and sells federal funds as agent for non-affiliated banks.  Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $239.2 million in 2019 and $171.3 million in 2018.

At December 31, 2019, the Company held securities purchased under agreements to resell of $1.6 billion compared to $626.5 million at December 31, 2018.  The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes.  Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels.  These investments averaged $533.1 million in 2019 and $172.1 million in 2018.

The Company also maintains an active securities trading inventory.  The average holdings in the securities trading inventory in 2019 were $52.3 million, compared to $49.3 million in 2018, and were recorded at fair market value.  As discussed in “Quantitative and Qualitative Disclosures About Market Risk – Trading Account” in Part II, Item 7A on page 52, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $1.2 billion as of December 31, 2019 compared to $1.0 billion as of December 31, 2018 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions.  The amount due from the FRB averaged $560.9 million and $396.0 million during December 31, 2019 and 2018, respectively.  The increase in the FRB balance from 2018 to 2019 is primarily due to an increase in public fund and institutional deposit balances.  The interest-bearing accounts held at other financial institutions totaled $29.3 million and $18.8 million at December 31, 2019 and 2018, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base.  In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing businesses in order to attract and retain additional core deposits.  Deposits totaled $21.6 billion at December 31, 2019 and $19.3 billion at December 31, 2018, an increase of $2.3 billion, or 12.0 percent. Deposits averaged $19.3 billion in 2019, and $17.0 billion in 2018.

Noninterest-bearing demand deposits averaged $6.1 billion in 2019 and $5.8 billion in 2018.  These deposits represented 31.8 percent of average deposits in 2019, compared to 34.3 percent in 2018.  The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits.  Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 15

MATURITIES OF TIME DEPOSITS OF $250,000 OR MORE (in thousands)

	December 31,
	2019	2018	2017
Maturing within 3 months	$400,142	$426,912	$524,173
After 3 months but within 6 months	126,143	34,880	116,491
After 6 months but within 12 months	64,870	35,918	44,986
After 12 months	23,622	55,134	46,624
Total	$614,777	$552,844	$732,274

Table 16

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2019	2018	2017
Amount:
Noninterest-bearing demand	$6,132,187	$5,828,545	$5,936,172
Interest-bearing demand and savings	12,161,786	10,113,263	8,819,387
Time deposits under $250,000	366,266	355,344	373,553
Total core deposits	18,660,239	16,297,152	15,129,112
Time deposits of $250,000 or more	644,129	687,395	809,557
Total deposits	$19,304,368	$16,984,547	$15,938,669

As a % of total deposits:
Noninterest-bearing demand	31.76%	34.32%	37.24%
Interest-bearing demand and savings	63.00	59.54	55.34
Time deposits under $250,000	1.90	2.09	2.34
Total core deposits	96.66	95.95	94.92
Time deposits of $250,000 or more	3.34	4.05	5.08
Total deposits	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date.  Securities sold under agreements to repurchase and federal funds purchased totaled $1.9 billion at December 31, 2019, and $1.5 billion at December 31, 2018. These agreements averaged $1.7 billion in 2019 and $1.6 billion in 2018.  The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund, and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  Based on the collateral pledged, the Company had $1.2 billion of borrowing capacity at the FHLB at December 31, 2019.  The Company had no outstanding advances at FHLB Des Moines as of December 31, 2019.

Table 17

SHORT-TERM BORROWINGS (in thousands)

	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$31,873	1.48%	$6,679	2.42%	$11,334	1.27%
Repurchase agreements	1,864,635	1.52	1,512,241	2.08	1,249,370	1.10
Other	—	—	—	—	—	—
Total	$1,896,508	1.52%	$1,518,920	2.09%	$1,260,704	1.10%
Average for year:
Federal funds purchased	$123,870	2.13%	$301,503	2.54%	$879,857	1.37%
Repurchase agreements	1,533,413	1.95	1,257,646	1.53	1,215,254	0.76
Other	3	—	3	—	3	—
Total	$1,657,286	1.96%	$1,559,152	1.59%	$2,095,114	0.85%
Maximum month-end balance:
Federal funds purchased	$147,239		$631,578		$1,737,252
Repurchase agreements	1,864,635		1,512,241		1,475,361
Other	—		—		—

Long-term debt totaled $97.5 million at December 31, 2019.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $70.4 million at December 31, 2019.  Interest rates on trust preferred securities are tied to the three-month LIBOR with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.  For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

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

Total shareholders’ equity increased $378.0 million, or 17.0 percent to $2.6 billion at December 31, 2019 as compared to December 31, 2018.

The Board authorized, at its April 23, 2019, April 24, 2018, and April 25, 2017 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During 2019 and 2018, the Company acquired 67,923 shares and 1,136,594 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization. During 2018, the Company entered into an agreement with Bank of America Merrill Lynch (BAML) to repurchase an aggregate of $50.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR). Under the ASR, the Company repurchased a total of 780,321 shares and the ASR was entered into pursuant to the April 24, 2018 Repurchase Authorization.  The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.2 billion as of December 31, 2019.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of December 31, 2019.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4 percent.  The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles.  The Company's capital position as of December 31, 2019 is summarized in the table below and exceeded regulatory requirements.

For further discussion of capital and liquidity, see the “Quantitative and Qualitative Disclosures about Market Risk – Liquidity Risk” in Item 7A on page 54 of this report.

Table 18

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines.  These guidelines as of December 31, 2019, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$7,803	$—	$—	$7,803
Loans and leases	14,893	47,906	852,433	12,458,073	58,417	13,431,722
Securities available for sale	576,150	6,546,107	16,409	185,484	—	7,324,150
Securities held to maturity	—	25,742	1,090,360	—	—	1,116,102
Federal funds and resell agreements	—	3,000	—	—	—	3,000
Trading securities	—	1,638	21,764	22,216	—	45,618
Cash and due from banks	1,288,534	409,915	—	—	—	1,698,449
All other assets	23,511	21,514	32,365	994,720	—	1,072,110
Category totals	$1,903,088	$7,055,822	$2,021,134	$13,660,493	$58,417	$24,698,954

Risk-weighted totals	$—	$1,411,164	$1,010,567	$13,660,493	$87,626	$16,169,850
Off-balance-sheet items (3)	—	289,120	23,497	2,413,168	—	2,725,785
Total risk-weighted assets	$—	$1,700,284	$1,034,064	$16,073,661	$87,626	$18,895,635

Total
Regulatory Capital
Shareholders’ equity	$2,606,440
Less adjustments (1)	(275,907)
Common equity Tier 1/Tier 1 capital	2,330,533
Additional Tier 2 capital (2)	174,864
Total capital	$2,505,397

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	12.33%
Tier 1 capital to risk-weighted assets	12.33%
Total capital to risk-weighted assets	13.26%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	9.37%

(1)	Adjustments include a portion of goodwill and intangibles as well as unrealized gains/losses on available-for-sale securities and cash flow hedges.
(2)	Includes the Company’s ALL (inclusive of the reserve for off-balance sheet arrangements) and trust preferred subordinated notes.
(3)	After credit conversion factor and risk weighting is applied.

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8 on pages 85 through 86.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates.  These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet.  Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.  See Table 19 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 95 through 97 for detailed information and further discussion of these arrangements.  Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 19

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2019 and includes principal payments only.  The Company has no capital leases or long-term purchase obligations.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Fed funds purchased and repurchase agreements	$1,896,508	$1,896,508	$—	$—	$—
Long-term debt obligations	97,490	11,704	11,714	1,854	72,218
Operating lease obligations	83,676	12,377	21,900	16,493	32,906
Time deposits	1,226,364	1,072,599	100,366	46,614	6,785
Total	$3,304,038	$2,993,188	$133,980	$64,961	$111,909

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$7,409,338	$3,234,893	$2,130,560	$1,198,157	$845,728
Commitments to extend credit under credit card loans	3,188,905	3,188,905	—	—	—
Commercial letters of credit	4,460	4,460	—	—	—
Standby letters of credit	299,933	205,420	85,913	8,600	—
Forward contracts	58,287	58,287	—	—	—
Spot foreign exchange contracts	1,980	1,980	—	—	—
Total	$10,962,903	$6,693,945	$2,216,473	$1,206,757	$845,728

As of December 31, 2019, our total liabilities for unrecognized tax benefits were $5.8 million.  The Company cannot reasonably estimate the settlement of these liabilities.  Therefore, these liabilities have been excluded from the table above.  See Note 17, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

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

Management believes that the Company’s critical accounting policies are those relating to: the allowance for loan losses and fair value measurements.

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

Fair value pricing information obtained from third party data providers and pricing services for investment securities is reviewed for appropriateness on a periodic basis.  The third party service providers are also analyzed to understand and evaluate the valuation methodologies utilized.  This review includes an analysis of current market prices compared to pricing provided by the third party pricing service to assess the relative accuracy of the data provided.

Impact of Future Accounting Pronouncements

New accounting policies adopted by the Company are discussed in Note 2, “Recently Adopted Accounting Pronouncements” in the Notes to the Consolidated Financial Statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed below.

Credit Losses In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Measurement of Credit Losses on Financial Instruments.”  This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates.  Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The amendment requires the use of the modified retrospective approach for adoption.

The Company’s implementation plan included a cross-functional working group, including our credit, finance, and risk management departments, to address the adoption and implementation of this amendment.  Based on analysis performed by the Company, the Day 1 impact of adopting ASU 2016-13 will be immaterial to the Consolidated Financial Statements.  The Company estimates the cumulative effect adjustment, net of tax, to be approximately $7.0 million, an increase to the allowance for loan losses of approximately 10 percent and a decrease to the common equity tier 1 capital ratio of approximately four basis points.

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates.  To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board.  The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure.  The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis.  The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time.  On a limited basis, the Company uses hedges such as swaps, rate floors, and futures contracts to manage interest rate risk on certain loans, trading securities, trust preferred securities, and deposits.  See further information in Note 18 “Derivatives and Hedging Activities” in the Notes to the Company’s Consolidated Financial Statements.

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

Table 20 shows the net interest income percentage increase or decrease over the next twelve and twenty-four month periods as of December 31, 2019 and 2018 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 20

MARKET RISK

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	(1.7)%	5.2%	1.2%	11.5%
200	(0.9)	3.1	1.4	6.9
100	(0.4)	1.0	0.7	2.3
Static	—	—	—	—
(100)	1.7	(3.4)	(0.3)	(6.4)
(200)	1.0	n/a	(6.3)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	(0.3)%	11.9%	3.6%	13.8%
200	0.2	7.6	3.0	8.5
100	0.5	3.3	2.3	3.1
Static	—	—	—	—
(100)	0.6	(6.2)	(2.2)	(7.5)
(200)	(2.9)	n/a	(9.4)	n/a

The Company is positioned slightly liability sensitive to changes in interest rates in the next year.  Net interest income is predicted to decrease in all upward rate ramp scenarios and in the 300 bps upward shock scenario.  In down rate scenarios, income is predicted to increase in all scenarios except in the down 200 bps shock scenario. The decrease in net interest income in rising rate scenarios is due to the cost of paying liabilities increasing more than yields on earning assets are projected to increase.  Net interest income in the down 100 bps scenario is higher due to earning asset yields decreasing less relative to changes in market rates than liability expense.  In year two, the Company returns to a slightly asset sensitive position.  Year two net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits in a rising rate environment consistent with our history is a key assumption in these scenarios.

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

Table 21

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2019 Earning assets
Loans	$7,728.5	$425.8	$653.1	$8,807.4	$3,479.6	$1,152.5	$13,439.5
Securities	1,634.9	266.5	495.1	2,396.5	3,052.5	3,222.9	8,671.9
Federal funds sold and resell agreements	1,578.3	—	—	1,578.3	—	—	1,578.3
Other	1,271.2	—	—	1,271.2	—	—	1,271.2
Total earning assets	$12,212.9	$692.3	$1,148.2	$14,053.4	$6,532.1	$4,375.4	$24,960.9
% of total earning assets	48.9%	2.8%	4.6%	56.3%	26.2%	17.5%	100.0%
Funding sources
Interest-bearing demand and savings	$2,513.4	$1,879.7	$3,759.4	$8,152.5	$431.0	$4,848.9	$13,432.4
Time deposits	571.2	299.4	202.0	1,072.6	147.0	6.8	1,226.4
Federal funds purchased and repurchase agreements	1,896.5	—	—	1,896.5	—	—	1,896.5
Borrowed funds	70.5	—	—	70.5	1.7	25.3	97.5
Noninterest-bearing sources	4,685.3	86.2	159.6	4,931.1	811.2	2,565.8	8,308.1
Total funding sources	$9,736.9	$2,265.3	$4,121.0	$16,123.2	$1,390.9	$7,446.8	$24,960.9
% of total earning assets	39.0%	9.1%	16.5%	64.6%	5.6%	29.8%	100.0%
Interest sensitivity gap	$2,476.0	$(1,573.0)	$(2,972.8)	$(2,069.8)	$5,141.2	$(3,071.4)
Cumulative gap	2,476.0	903.0	(2,069.8)	(2,069.8)	3,071.4	—
As a % of total earning assets	9.9%	3.6%	(8.3)%	(8.3)%	12.3%	—%
Ratio of earning assets to funding sources	1.25	0.31	0.28	0.87	4.70	0.59
Cumulative ratio of earning assets to funding sources
2019	1.25	1.08	0.87	0.87	1.18	1.00
2018	1.24	1.09	0.92	0.92	1.21	1.00

Table 22

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2019 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial	$4,083,891	$130,454	$6,103	$4,220,448
Asset-based	290,300	—	—	290,300
Factoring	170,560	—	—	170,560
Commercial – Credit Card	182,238	—	—	182,238
Real Estate – Construction	647,856	21,705	2,429	671,990
Real Estate – Commercial	1,623,029	218,277	26,896	1,868,202
Real Estate – Residential	34,881	109,689	34,381	178,951
Real Estate – HELOC	321,569	106,556	287	428,412
Consumer – Credit Card	224,039	2,703	—	226,742
Consumer – Other	88,209	154	—	88,363
Leases	1,978	—	—	1,978
Total variable rate loans	7,668,550	589,538	70,096	8,328,184

Fixed Rate
Commercial	402,558	1,016,567	202,429	1,621,554
Asset-based	—	1,931	—	1,931
Factoring	—	—	—	—
Commercial – Credit Card	—	—	—	—
Real Estate – Construction	32,389	103,395	34,572	170,356
Real Estate – Commercial	591,557	1,507,503	361,462	2,460,522
Real Estate – Residential	88,704	205,986	467,438	762,128
Real Estate – HELOC	4,641	29,817	15,281	49,739
Consumer – Credit Card	—	—	—	—
Consumer – Other	18,995	24,835	1,281	45,111
Leases	—	—	—	—
Total fixed rate loans	1,138,844	2,890,034	1,082,463	5,111,341
Total loans and loans held for sale	$8,807,394	$3,479,572	$1,152,559	$13,439,525

Trading Account

The Bank carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.  This account had a balance of $45.6 million as of December 31, 2019, compared to $61.0 million as of December 31, 2018.

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

Credit Risk Management

Credit risk represents the risk that a customer or counterparty may not perform in accordance with contractual terms.  The Company utilizes a centralized credit administration function, which provides information on the Bank’s risk levels, delinquencies, an internal risk grading system and overall credit exposure.  Loan requests are centrally reviewed to ensure the consistent application of the loan policy and standards.  In addition, the Company has an internal loan review staff that operates independently of the Bank.  This review team performs periodic examinations of the Bank’s loans for credit quality, documentation and loan administration.  The respective regulatory authority of the Bank also reviews loan portfolios.

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $13.3 million to $56.3 million at December 31, 2019, compared to December 31, 2018.  This increase was primarily driven by four credits between $2 and $6 million each from two different industries which were placed on non-accrual during 2019.  There was an immaterial amount of interest recognized on nonperforming loans during 2019, 2018, and 2017.

The Company had $2.9 million and $3.3 million of other real estate owned as of December 31, 2019 and 2018, respectively.  Loans past due more than 90 days and still accruing interest totaled $2.1 million as of December 31, 2019, compared to $6.0 million as of December 31, 2018.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $19.8 million of restructured loans at December 31, 2019 and $21.1 million at December 31, 2018.

During 2019, the Company had net charge-offs of $34.7 million, a decrease of $33.0 million as compared to the same period in 2018.  This decrease is largely attributable to a $48.1 million loss recognized on a single factoring credit relationship during 2018.

Table 23

LOAN QUALITY (in thousands)

	December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans	$36,909	$22,376	$37,731	$41,765	$45,589
Restructured loans on nonaccrual	19,438	20,642	21,411	28,494	15,563
Total non-performing loans	56,347	43,018	59,142	70,259	61,152
Other real estate owned	2,935	3,338	1,501	194	3,307
Total non-performing assets	$59,282	$46,356	$60,643	$70,453	$64,459

Loans past due 90 days or more	$2,069	$6,009	$3,091	$3,365	$7,324
Restructured loans accruing	392	411	19,603	24,013	21,029
Allowance for loans losses	101,788	103,635	100,604	91,649	81,143
Ratios
Non-performing loans as a % of loans	0.42%	0.35%	0.52%	0.67%	0.65%
Non-performing assets as a % of loans plus other real estate owned	0.44	0.38	0.54	0.67	0.68
Non-performing assets as a % of total assets	0.22	0.20	0.28	0.34	0.34
Loans past due 90 days or more as a % of loans	0.02	0.05	0.03	0.03	0.08
Allowance for Loan Losses as a % of loans	0.76	0.85	0.89	0.87	0.86
Allowance for Loan Losses as a multiple of non-performing loans	1.81x	2.41x	1.70x	1.30x	1.33x

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

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At December 31, 2019, $5.8 billion, or 77.5 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.7 billion, or 87.1 percent, at December 31, 2018.  However of these amounts, securities with a market value of $481.2 million at December 31, 2019 and $1.0 billion at December 31, 2018, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at December 31, 2019 was $10.9 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at December 31, 2019.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company has access to borrow up to $1.2 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of December 31, 2019.

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

UMB Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment

As discussed in notes 1 and 3 to the consolidated financial statements, the Company has recorded an allowance for loan losses at December 31, 2019 of $101.8 million. The Company’s allowance for loan losses includes a general valuation allowance for loans collectively evaluated for impairment that is based on historical loan loss experience for loans with similar characteristics, adjusted for trends, general economic conditions and other qualitative risk factors both internal and external to the Company.

We identified the assessment of the allowance for loan losses for loans collectively evaluated for impairment (general valuation allowance) as a critical audit matter. The assessment required specialized skills and knowledge, and there was subjectivity in performing procedures in order to evaluate the (1) general valuation allowance methodology,  (2) key assumptions, and the inputs to those key assumptions, utilized to determine the general valuation allowance, which included risk ratings of commercial loans, the evaluation of the time span to charge-off, and determination of loss rates for adversely-rated loans; and (3) adjustments in accordance with the qualitative framework.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over (1) the development and approval of the general valuation allowance methodology, (2) the determination of key assumptions and the evaluation of inputs into the key assumptions; and (3) the determination of qualitative risk factor adjustments. We tested certain sources of data used in the determination of the key assumptions, and evaluated the relevance and reliability of those sources of data. We involved credit risk professionals with specialized skills and knowledge, who assisted in assessing:

-	the general valuation allowance methodology for compliance with U.S. generally accepted accounting principles,
-	risk ratings assigned for commercial loans,
-	the time span to charge-off,
-	the loss rates for adversely-rated loans, and
-	the qualitative risk factor adjustments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Kansas City, Missouri
February 27, 2020

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Loans	$13,431,722	$12,178,150
Allowance for loan losses	(101,788)	(103,635)
Net loans	13,329,934	12,074,515
Loans held for sale	7,803	3,192
Securities:
Available for sale	7,447,362	6,542,800
Held to maturity (fair value of $1,082,345 and $1,070,532, respectively)	1,116,102	1,170,646
Trading securities	45,618	61,011
Other securities	108,420	73,692
Total investment securities	8,717,502	7,848,149
Federal funds sold and securities purchased under agreements to resell	1,578,345	627,001
Interest-bearing due from banks	1,225,491	1,047,830
Cash and due from banks	472,958	645,123
Premises and equipment, net	300,334	283,879
Accrued income	124,508	110,168
Goodwill	180,867	180,867
Other intangibles, net	27,597	15,003
Other assets	596,016	515,392
Total assets	$26,561,355	$23,351,119
LIABILITIES
Deposits:
Noninterest-bearing demand	$6,944,465	$6,680,070
Interest-bearing demand and savings	13,432,415	11,454,442
Time deposits under $250,000	611,587	593,904
Time deposits of $250,000 or more	614,777	552,844
Total deposits	21,603,244	19,281,260
Federal funds purchased and repurchase agreements	1,896,508	1,518,920
Long-term debt	97,490	82,671
Accrued expenses and taxes	232,200	177,731
Other liabilities	125,473	62,067
Total liabilities	23,954,915	21,122,649
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 49,097,606 and 49,117,222 shares outstanding, respectively	55,057	55,057
Capital surplus	1,073,764	1,054,601
Retained earnings	1,672,438	1,488,421
Accumulated other comprehensive income (loss), net	83,180	(95,782)
Treasury stock, 5,959,124 and 5,939,508 shares, at cost, respectively	(277,999)	(273,827)
Total shareholders' equity	2,606,440	2,228,470
Total liabilities and shareholders' equity	$26,561,355	$23,351,119

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
INTEREST INCOME
Loans	$637,845	$559,351	$461,301
Securities:
Taxable interest	106,053	83,333	73,125
Tax-exempt interest	90,064	74,411	73,419
Total securities income	196,117	157,744	146,544
Federal funds and resell agreements	13,843	4,808	3,700
Interest-bearing due from banks	12,882	7,910	3,871
Trading securities	2,205	2,148	1,496
Total interest income	862,892	731,961	616,912
INTEREST EXPENSE
Deposits	154,192	92,101	36,354
Federal funds and repurchase agreements	32,553	24,737	17,906
Other	5,242	4,677	3,739
Total interest expense	191,987	121,515	57,999
Net interest income	670,905	610,446	558,913
Provision for loan losses	32,850	70,750	41,000
Net interest income after provision for loan losses	638,055	539,696	517,913
NONINTEREST INCOME
Trust and securities processing	176,913	172,163	176,646
Trading and investment banking	23,466	15,584	23,183
Service charges on deposit accounts	82,748	84,287	87,680
Insurance fees and commissions	1,634	1,292	1,972
Brokerage fees	31,261	25,807	23,208
Bankcard fees	66,727	68,520	73,030
Gains on sales of securities available for sale, net	3,218	578	4,192
Other	40,803	33,467	33,651
Total noninterest income	426,770	401,698	423,562
NONINTEREST EXPENSE
Salaries and employee benefits	461,445	419,091	413,830
Occupancy, net	47,771	45,239	44,462
Equipment	79,086	75,184	72,008
Supplies and services	18,699	16,103	17,173
Marketing and business development	26,257	24,372	21,469
Processing fees	52,198	46,977	42,331
Legal and consulting	31,504	29,859	23,406
Bankcard	17,750	17,514	19,471
Amortization of other intangible assets	5,506	5,764	7,326
Regulatory fees	11,489	12,695	15,527
Other	27,155	25,002	28,126
Total noninterest expense	778,860	717,800	705,129
Income before income taxes	285,965	223,594	236,346
Income tax expense	42,365	27,334	53,370
Income from continuing operations	243,600	196,260	182,976
Discontinued Operations
(Loss) income from discontinued operations before taxes	—	(917)	101,226
Income tax (benefit) expense	—	(170)	37,097
(Loss) income from discontinued operations	—	(747)	64,129
NET INCOME	$243,600	$195,513	$247,105

PER SHARE DATA
Basic:
Income from continuing operations	$4.99	$3.98	$3.72
(Loss) income from discontinued operations	—	(0.01)	1.30
Net income – basic	4.99	3.97	5.02
Diluted:
Income from continuing operations	4.96	3.94	3.67
(Loss) income from discontinued operations	—	(0.01)	1.29
Net income - diluted	4.96	3.93	4.96
Dividends	1.21	1.17	1.04
Weighted average shares outstanding – basic	48,779,263	49,334,937	49,223,661
Weighted average shares outstanding – diluted	49,089,877	49,770,737	49,839,290

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$243,600	$195,513	$247,105
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	253,891	(51,271)	21,139
Less: Reclassification adjustment for gains included in net income	(3,218)	(578)	(4,192)
Change in unrealized gains and losses on debt securities during the period	250,673	(51,849)	16,947
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	(15,318)	1,906	(1,050)
Less: Reclassification adjustment for losses included in net income	1,023	—	—
Change in unrealized gains and losses on derivative hedges	(14,295)	1,906	(1,050)

Other comprehensive income (loss), before tax	236,378	(49,943)	15,897
Income tax (expense) benefit	(57,416)	12,735	(3,880)
Other comprehensive income (loss) before reclassifications	178,962	(37,208)	12,017
Amounts reclassified from accumulated other comprehensive income(1)(2)	—	(13,049)	—
Net current-period other comprehensive income (loss)	178,962	(50,257)	12,017
Comprehensive income	$422,562	$145,256	$259,122

(1)	See Note 2, “Recently Adopted Accounting Pronouncements,” for discussions of the Company’s adoption of ASU No. 2016-01.

(2)	See Note 2, “Recently Adopted Accounting Pronouncements,” for discussion of the Company’s adoption of ASU No. 2018-02.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance January 1, 2017	$55,057	$1,033,419	$1,142,887	$(57,542)	$(211,437)	$1,962,384
Total comprehensive income	—	—	247,105	12,017	—	259,122
Dividends ($1.04 per share)	—	—	(51,882)	—	—	(51,882)
Purchase of treasury stock	—	—	—	—	(15,276)	(15,276)
Issuances of equity awards, net of forfeitures	—	(2,871)	—	—	3,343	472
Recognition of equity based compensation	—	12,844	—	—	—	12,844
Sale of treasury stock	—	608	—	—	512	1,120
Exercise of stock options	—	2,095	—	—	10,652	12,747
Balance December 31, 2017	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531
Total comprehensive income (loss)	—	—	195,513	(50,257)	—	145,256
Reclassification of certain tax effects (1)	—	—	12,917	—	—	12,917
Dividends ($1.17 per share)	—	—	(58,264)	—	—	(58,264)
Purchase of treasury stock	—	(2,807)	—	—	(73,700)	(76,507)
Issuances of equity awards, net of forfeitures	—	(2,004)	—	—	2,499	495
Recognition of equity based compensation	—	10,579	—	—	—	10,579
Sale of treasury stock	—	524	—	—	538	1,062
Exercise of stock options	—	2,214	—	—	9,042	11,256
Cumulative effect adjustments (2)	—	—	145	—	—	145
Balance December 31, 2018	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
Total comprehensive income	—	—	243,600	178,962	—	422,562
Dividends ($1.21 per share)	—	—	(59,583)	—	—	(59,583)
Purchase of treasury stock	—	—	—	—	(4,496)	(4,496)
Forfeitures of equity awards, net of issuances	—	3,820	—	—	(3,204)	616
Recognition of equity based compensation	—	14,234	—	—	—	14,234
Sale of treasury stock	—	344	—	—	487	831
Exercise of stock options	—	765	—	—	3,041	3,806
Balance December 31, 2019	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440

(1)	Related to the adoption of ASU No. 2018-02. See Note 2, “Recently Adopted Accounting Pronouncements,” for further detail.

(2)	Related to the adoption of ASU Nos. 2016-01 and 2017-12. See Note 2, “Recently Adopted Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$243,600	$195,513	$247,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,850	70,750	41,000
Net amortization (accretion) of premiums and discounts from acquisition	215	(398)	(1,906)
Depreciation and amortization	56,258	53,116	54,875
Deferred income tax (benefit) expense	(153)	(20,261)	59,738
Net decrease (increase) in trading securities and other earning assets	16,084	(9,889)	(10,805)
Gains on sales of securities available for sale, net	(3,218)	(578)	(4,192)
Gains on sales of assets	(374)	(2,721)	(103,346)
Amortization of securities premiums, net of discount accretion	34,960	43,773	48,101
Originations of loans held for sale	(216,334)	(59,687)	(65,163)
Gains on sales of loans held for sale, net	(1,370)	(1,183)	(1,561)
Proceeds from sales of loans held for sale	213,093	59,138	70,543
Equity based compensation	14,850	11,074	13,316
Net tax benefit related to equity compensation plans	766	2,364	3,612
Changes in:
Accrued income	(14,340)	(11,305)	(9,201)
Accrued expenses and taxes	76,846	(13,747)	(40,806)
Other assets and liabilities, net	(112,308)	(18,862)	25,216
Net cash provided by operating activities	341,425	297,097	326,526
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	208,009	114,550	87,595
Proceeds from sales of securities available for sale	411,981	95,525	578,517
Proceeds from maturities of securities available for sale	1,255,025	1,017,230	1,198,834
Purchases of securities held to maturity	(198,748)	(33,158)	(236,832)
Purchases of securities available for sale	(2,346,999)	(1,486,578)	(1,585,395)
Net increase in loans	(1,284,818)	(970,399)	(770,727)
Net (increase) decrease in fed funds sold and resell agreements	(951,344)	(435,400)	132,726
Net cash activity from acquisitions and divestitures	(18,498)	(8,907)	164,561
Net (increase) decrease in interest bearing balances due from other financial institutions	(10,447)	9,389	45,752
Purchases of premises and equipment	(72,313)	(57,940)	(36,447)
Proceeds from sales of premises and equipment	5,536	5,379	3,037
Purchases of bank-owned and company-owned life insurance	—	—	(62,800)
Proceeds from bank-owned and company-owned life insurance death benefit	2,187	16	2,601
Net cash used in investing activities	(3,000,429)	(1,750,293)	(478,578)
FINANCING ACTIVITIES
Net increase in demand and savings deposits	2,242,368	1,402,119	1,307,843
Net increase (decrease) in time deposits	79,616	(129,159)	144,543
Net increase (decrease) in fed funds purchased and repurchase agreements	377,588	258,216	(596,233)
Proceeds from long-term debt	18,602	4,000	3,003
Repayment of long-term debt	(4,826)	(1,653)	(1,524)
Cash dividends paid	(59,436)	(58,279)	(51,876)
Proceeds from exercise of stock options and sales of treasury shares	4,637	12,318	13,867
Purchases of treasury stock	(4,496)	(76,507)	(15,276)
Net cash provided by financing activities	2,654,053	1,411,055	804,347
(Decrease) increase in cash and cash equivalents	(4,951)	(42,141)	652,295
Cash and cash equivalents at beginning of year	1,674,121	1,716,262	1,063,967
Cash and cash equivalents at end of year	$1,669,170	$1,674,121	$1,716,262
Supplemental disclosures:
Income taxes paid	$2,245	$63,127	$45,749
Total interest paid	189,582	115,163	56,820

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UMB Financial Corporation is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Iowa, Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, and Wisconsin. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Due from the FRB	$1,196,212	$1,028,998
Cash and due from banks	472,958	645,123
Cash and cash equivalents at end of year	$1,669,170	$1,674,121

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $29.3 million and $18.8 million at December 31, 2019 and 2018, respectively.

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

No goodwill impairments were recognized in 2019, 2018, or 2017.  Other intangible assets are amortized over a period of up to 17 years and are evaluated for impairment when events or circumstances dictate.   No intangible asset impairments were recognized in 2019, 2018, or 2017.  The Company does not have any indefinite lived intangible assets.

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

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value.  If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value.  No impairments were recognized in 2019, 2018, or 2017.

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

The Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely-than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation, or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstances and information available at the reporting date.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense.  Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets.  For the year ended December 31, 2019, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, four of the Company’s derivatives are designated in qualifying hedging relationships.  The remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings.  Changes in fair value of the Company’s cash flow hedges are recognized in AOCI and are reclassified to earnings when the hedged transaction affects earnings.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted year-to-date income per share includes the dilutive effect of 310,614, 435,800, and 615,629 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units, granted by the Company that were outstanding at December 31, 2019, 2018, and 2017, respectively.

Options issued under employee benefit plans to purchase 114,130, 125,765, and 149,413 shares of common stock were outstanding at December 31, 2019, 2018, and 2017, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Accounting for Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.  For stock options, restricted stock, and service-based restricted stock unit awards, the grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or an observed market price, if such a price exists.  For performance-based restricted stock unit awards, the grant date fair value is based on the quoted price of our common stock on the grant date less the present value of expected dividends not received during the vesting period.  Such cost is generally recognized over the vesting period during which an employee is required to provide service in exchange for the award and, in some cases, when performance metrics are met. The Company accounts for forfeitures of stock-based compensation on an actual basis as they occur.

2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases” – ASC Topic 842. In January, July, and December 2018 and March 2019, the FASB issued implementation amendments to the February 2016 ASU (collectively, the amended guidance).  The amended guidance changed the accounting treatment of leases, in that lessees recognize most leases on-balance sheet.  This increased reported assets and liabilities, as lessees are required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. The amended guidance allows an entity to choose either the effective date, or the beginning of the earliest comparative period presented in the financial statements, as its date of initial application.  The Company adopted the amended guidance on January 1, 2019, using the effective date as the date of initial application.  Adoption of the amended guidance resulted in the recording of a right-of-use asset of $58.2 million and a lease liability of $63.0 million to its Consolidated Balance Sheets as of January 1, 2019.  The most significant effects of the adoption of the amended guidance are additional financial statement disclosures.  See Note 8, “Premises, Equipment, and Leases” for related disclosures.

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

Comprehensive Income In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted.  When deferred tax balances related to items originally recorded in AOCI are adjusted, certain tax effects become stranded in AOCI.  This amendment allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act), and requires certain disclosures about stranded tax effects.  The amendments in this update were adopted using a security-by-security approach on January 1, 2018.  Upon adoption, the Company reclassified stranded tax effects totaling $12.9 million from AOCI to retained earnings.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$10,491	$250	$25,592	$36,333	$5,805,669	$5,842,002
Asset-based	—	—	—	—	292,231	292,231
Factoring	—	—	—	—	170,560	170,560
Commercial – credit card	760	52	24	836	181,402	182,238
Real estate:
Real estate – construction	3,933	—	95	4,028	838,318	842,346
Real estate – commercial	3,365	36	24,030	27,431	4,301,293	4,328,724
Real estate – residential	485	—	2,748	3,233	930,043	933,276
Real estate – HELOC	544	—	2,798	3,342	474,809	478,151
Consumer:
Consumer – credit card	1,835	1,681	803	4,319	222,423	226,742
Consumer – other	81	50	257	388	133,086	133,474
Leases	—	—	—	—	1,978	1,978
Total loans	$21,494	$2,069	$56,347	$79,910	$13,351,812	$13,431,722

	December 31, 2018
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$5,717	$133	$27,060	$32,910	$5,195,492	$5,228,402
Asset-based	—	—	—	—	380,738	380,738
Factoring	—	—	—	—	261,591	261,591
Commercial – credit card	490	90	—	580	165,754	166,334
Real estate:
Real estate – construction	—	—	—	—	792,565	792,565
Real estate – commercial	7,385	90	11,662	19,137	3,695,143	3,714,280
Real estate – residential	246	3,750	807	4,803	702,701	707,504
Real estate – HELOC	764	—	2,776	3,540	542,181	545,721
Consumer:
Consumer – credit card	2,022	1,945	648	4,615	226,367	230,982
Consumer – other	199	1	65	265	144,520	144,785
Leases	—	—	—	—	5,248	5,248
Total loans	$16,823	$6,009	$43,018	$65,850	$12,112,300	$12,178,150

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment.  Non-accrual loans include troubled debt restructurings on non-accrual status.  Loan delinquency for all loans is shown in the tables above at December 31, 2019 and December 31, 2018, respectively.

The Company sold residential real estate loans with proceeds of $213.1 million, $59.1 million, and $70.5 million in the secondary market without recourse during the periods ended December 31, 2019, 2018, and 2017, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $56.3 million and $43.0 million at December 31, 2019 and 2018, respectively.  Restructured loans totaled $19.8 million and $21.1 million at December 31, 2019 and 2018, respectively.  Loans 90 days past due and still accruing interest amounted to $2.1 million and $6.0 million at December 31, 2019 and 2018, respectively. There was an immaterial amount of interest recognized on impaired loans during 2019, 2018, and 2017.

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

This table provides an analysis of the credit risk profile of each loan class at December 31, 2019 and December 31, 2018 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	Commercial		Asset-based		Factoring
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Non-watch list	$5,380,205	$4,788,234	$230,526	$296,719	$127,310	$260,727
Watch	257,040	192,653	—	—	—	—
Special Mention	91,020	55,927	34,640	84,019	1,376	864
Substandard	113,737	191,588	27,065	—	41,874	—
Total	$5,842,002	$5,228,402	$292,231	$380,738	$170,560	$261,591

	Real estate – construction		Real estate – commercial
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Non-watch list	$837,836	$792,256	$4,078,673	$3,551,537
Watch	175	204	110,530	64,998
Special Mention	307	—	28,020	32,826
Substandard	4,028	105	111,501	64,919
Total	$842,346	$792,565	$4,328,724	$3,714,280

Credit Exposure

Credit Risk Profile Based on Payment Activity

	Commercial – credit card		Real estate – residential		Real estate – HELOC
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Performing	$182,214	$166,334	$926,312	$706,697	$468,228	$542,945
Non-performing	24	—	6,964	807	9,923	2,776
Total	$182,238	$166,334	$933,276	$707,504	$478,151	$545,721

	Consumer – credit card		Consumer – other		Leases
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Performing	$225,939	$230,334	$132,414	$144,720	$1,978	$5,248
Non-performing	803	648	1,060	65	—	—
Total	$226,742	$230,982	$133,474	$144,785	$1,978	$5,248

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2019 (in thousands):

	Year Ended December 31, 2019
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$80,888	$13,664	$9,071	$12	$103,635
Charge-offs	(36,716)	(444)	(8,920)	—	(46,080)
Recoveries	7,746	1,122	2,515	—	11,383
Provision	19,340	5,972	7,545	(7)	32,850
Ending Balance	$71,258	$20,314	$10,211	$5	$101,788
Ending Balance: individually evaluated for impairment	$271	$467	$—	$—	$738
Ending Balance: collectively evaluated for impairment	70,987	19,847	10,211	5	101,050
Loans:
Ending Balance: loans	$6,487,031	$6,582,497	$360,216	$1,978	$13,431,722
Ending Balance: individually evaluated for impairment	25,769	26,047	—	—	51,816
Ending Balance: collectively evaluated for impairment	6,461,262	6,556,450	360,216	1,978	13,379,906

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$81,156	$9,312	$10,083	$53	$100,604
Charge-offs	(64,371)	(3,428)	(9,744)	—	(77,543)
Recoveries	6,753	445	2,626	—	9,824
Provision	57,350	7,335	6,106	(41)	70,750
Ending Balance	$80,888	$13,664	$9,071	$12	$103,635
Ending Balance: individually evaluated for impairment	$4,605	$106	$—	$—	$4,711
Ending Balance: collectively evaluated for impairment	76,283	13,558	9,071	12	98,924
Loans:
Ending Balance: loans	$6,037,065	$5,760,070	$375,767	$5,248	$12,178,150
Ending Balance: individually evaluated for impairment	31,006	8,233	—	—	39,239
Ending Balance: collectively evaluated for impairment	6,006,059	5,751,837	375,767	5,248	12,138,911

This table provides a rollforward of the allowance for loan losses by portfolio segment for the year ended December 31, 2017 (in thousands):

	Year Ended December 31, 2017
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$71,657	$10,569	$9,311	$112	$91,649
Charge-offs	(27,985)	(992)	(9,629)	—	(38,606)
Recoveries	3,522	966	2,073	—	6,561
Provision	33,962	(1,231)	8,328	(59)	41,000
Ending Balance	$81,156	$9,312	$10,083	$53	$100,604
Ending Balance: individually evaluated for impairment	$6,605	$78	$—	$—	$6,683
Ending Balance: collectively evaluated for impairment	74,551	9,234	10,083	53	93,921
Loans:
Ending Balance: loans	$5,283,617	$5,568,449	$404,480	$23,967	$11,280,513
Ending Balance: individually evaluated for impairment	61,820	12,956	—	—	74,776
Ending Balance: collectively evaluated for impairment	5,221,797	5,555,493	404,480	23,967	11,205,737

Impaired Loans

This table provides an analysis of impaired loans by class for the year ended December 31, 2019 (in thousands):

	As of December 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$32,301	$20,986	$856	$21,842	$271	$31,271
Asset-based	948	948	—	948	—	190
Factoring	2,979	2,979	—	2,979	—	3,917
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	97	95	—	95	—	19
Real estate – commercial	28,258	19,314	4,928	24,242	387	19,826
Real estate – residential	1,751	1,617	93	1,710	80	846
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	70
Leases	—	—	—	—	—	—
Total	$66,334	$45,939	$5,877	$51,816	$738	$56,139

This table provides an analysis of impaired loans by class for the year ended December 31, 2018 (in thousands):

	As of December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$40,402	$16,470	$14,536	$31,006	$4,605	$43,335
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	275
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	55
Real estate – commercial	10,856	7,776	165	7,941	28	11,279
Real estate – residential	304	197	95	292	78	303
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	$51,562	$24,443	$14,796	$39,239	$4,711	$55,247

This table provides an analysis of impaired loans by class for the year ended December 31, 2017 (in thousands):

	As of December 31, 2017
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$84,749	$44,525	$16,465	$60,990	$6,299	$65,385
Asset-based	—	—	—	—	—	—
Factoring	830	—	830	830	306	207
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	108	93	—	93	—	148
Real estate – commercial	16,284	7,968	4,477	12,445	3	10,506
Real estate – residential	427	321	97	418	75	221
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	8
Leases	—	—	—	—	—	—
Total	$102,398	$52,907	$21,869	$74,776	$6,683	$76,475

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of December 31, 2019 and 2018.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.  During the years ended December 31, 2019 and 2018, there were no TDRs for which there was a payment default within the 12 months following the restructure date. There was an immaterial amount of interest recognized on loans classified as TDRs during 2019 and 2018.

For the year ended December 31, 2019, the Company had two commercial TDRs with aggregate pre- and post-modification loan balances of $11.5 million, and one commercial real estate TDR with a pre- and a post-modification loan balance of $3.1 million.  For the year ended December 31, 2018, the Company had three commercial TDRs with pre- and post-modification loan balance of $6.7 million, and one residential real estate TDR with a pre-modification loan balance of $93 thousand and a post-modification loan balance of $92 thousand.

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2019 and 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2019	Cost	Gains	Losses	Value
U.S. Treasury	$63,835	$408	$(165)	$64,078
U.S. Agencies	89,867	3,154	—	93,021
Mortgage-backed	4,030,688	58,184	(17,078)	4,071,794
State and political subdivisions	2,954,276	78,867	(3,226)	3,029,917
Corporates	185,314	3,259	(21)	188,552
Total	$7,323,980	$143,872	$(20,490)	$7,447,362

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2018	Cost	Gains	Losses	Value
U.S. Treasury	$248,494	$192	$(1,556)	$247,130
U.S. Agencies	200	—	(1)	199
Mortgage-backed	3,914,289	6,145	(108,223)	3,812,211
State and political subdivisions	2,507,107	7,643	(31,490)	2,483,260
Total	$6,670,090	$13,980	$(141,270)	$6,542,800

The following table presents contractual maturity information for securities available for sale at December 31, 2019 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$252,404	$252,853
Due after 1 year through 5 years	886,330	897,396
Due after 5 years through 10 years	597,283	608,959
Due after 10 years	1,557,275	1,616,360
Total	3,293,292	3,375,568
Mortgage-backed securities	4,030,688	4,071,794
Total securities available for sale	$7,323,980	$7,447,362

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $412.0 million, $95.5 million, and $578.5 million for 2019, 2018, and 2017, respectively.  Securities transactions resulted in gross realized gains of $4.6 million for 2019, $581 thousand for 2018, and $4.2 million for 2017.  The gross realized losses were $1.4 million for 2019, $3 thousand for 2018, and $10 thousand for 2017.

Securities available for sale with a fair value of $5.8 billion and $5.7 billion at December 31, 2019 and December 31, 2018, respectively, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements.  Of these amounts, securities with a fair value of $481.2 million at December 31, 2019 and $1.0 billion at December 31, 2018 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018 (in thousands):

	Less than 12 months		12 months or more		Total
2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$19,863	$(165)	$19,863	$(165)
U.S. Agencies	—	—	—	—	—	—
Mortgage-backed	947,415	(5,236)	517,824	(11,842)	1,465,239	(17,078)
State and political subdivisions	361,440	(3,084)	27,501	(142)	388,941	(3,226)
Corporates	13,685	(21)	—	—	13,685	(21)
Total temporarily-impaired debt securities available for sale	$1,322,540	$(8,341)	$565,188	$(12,149)	$1,887,728	$(20,490)

	Less than 12 months		12 months or more		Total
2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$18,775	$(4)	$38,552	$(1,552)	$57,327	$(1,556)
U.S. Agencies	—	—	199	(1)	199	(1)
Mortgage-backed	228,406	(1,256)	3,007,233	(106,967)	3,235,639	(108,223)
State and political subdivisions	371,394	(1,490)	1,419,875	(30,000)	1,791,269	(31,490)
Total temporarily-impaired debt securities available for sale	$618,575	$(2,750)	$4,465,859	$(138,520)	$5,084,434	$(141,270)

The unrealized losses in the Company’s investments in U.S. treasury obligations, Government Sponsored Entity (GSE) mortgage-backed securities, state and political subdivisions, and corporates were caused by changes in the interest rate environment.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at December 31, 2019 and 2018, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2019	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$15,323	$5	$(60)	$15,268
Due after 1 year through 5 years	100,623	374	(699)	100,298
Due after 5 years through 10 years	394,591	389	(8,400)	386,580
Due after 10 years	605,565	494	(25,860)	580,199
Total state and political subdivisions	$1,116,102	$1,262	$(35,019)	$1,082,345

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2018	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$3,386	$38	$(29)	$3,395
Due after 1 year through 5 years	115,162	467	(7,988)	107,641
Due after 5 years through 10 years	380,108	1,894	(24,621)	357,381
Due after 10 years	671,990	2,163	(72,038)	602,115
Total state and political subdivisions	$1,170,646	$4,562	$(104,676)	$1,070,532

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2019, 2018, or 2017.

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018 (in thousands):

	Less than 12 months		12 months or more		Total
2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)
Total temporarily-impaired debt securities held to maturity	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)

	Less than 12 months		12 months or more		Total
2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$17,013	$(227)	$921,182	$(104,449)	$938,195	$(104,676)
Total temporarily-impaired debt securities held to maturity	$17,013	$(227)	$921,182	$(104,449)	$938,195	$(104,676)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are subject to a risk-ranking process similar to the Company’s loan portfolio and evaluated for impairment if deemed necessary.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  The Company expects to recover its cost basis in the securities and does not consider these investments to be other-than-temporarily impaired as of December 31, 2019.

Trading Securities

The net unrealized gain on trading securities at December 31, 2019 was $1 thousand.  The net unrealized loss on trading securities at December 31, 2018 was $18 thousand and the net unrealized gain on trading securities at December 31, 2017 was $188 thousand.  Net unrealized gains/losses are included in trading and investment banking income on the Consolidated Statements of Income.  Securities sold not yet purchased totaled $14.6 million and $27.2 million at December 31, 2019 and 2018, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Federal Reserve Bank stock and Federal Home Loan Bank stock and other securities at December 31, 2019 and 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2019	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – non-marketable	69,868	5,295	(5)	75,158
Total Federal Reserve Bank stock and other	$103,130	$5,295	$(5)	$108,420

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2018	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – marketable	—	4,385	—	4,385
Other securities – non-marketable	32,011	4,034	—	36,045
Total Federal Reserve Bank stock and other	$65,273	$8,419	$—	$73,692

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable and non-marketable securities include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments.  Also included in other non-marketable securities are equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  The Company’s investment in other marketable securities was fully distributed during 2019.  As of December 31, 2018, the fair value of other marketable securities included alternative investment securities of $4.4 million.  The fair value of other non-marketable securities includes alternative investment securities of $7.0 million at December 31, 2019 and $5.8 million at December 31, 2018.  Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line of the Company’s Consolidated Statements of Income.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements).  The agreements permit the Company to sell or repledge these securities.  Resell agreements were $1.6 billion and $626.5 million at December 31, 2019 and 2018, respectively.  The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2019 and 2018, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2019	2018
Balance – beginning of year	$257,575	$187,662
New loans	32,923	83,978
Repayments	(77,692)	(14,065)
Reduction due to change in reportable loans	(5,072)	—
Balance – end of year	$207,734	$257,575

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2019 and December 31, 2018 by operating segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Balances as of January 1, 2019	$59,419	$51,332	$70,116	$—	$180,867
Balances as of December 31, 2019	$59,419	$51,332	$70,116	$—	$180,867

Balances as of January 1, 2018	$59,419	$51,332	$70,116	$—	$180,867
Balances as of December 31, 2018	$59,419	$51,332	$70,116	$—	$180,867

Following are the intangible assets that continue to be subject to amortization as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,952	$140,011
Accumulated amortization	47,140	65,274	112,414
Net carrying amount	$2,919	$24,678	$27,597

	As of December 31, 2018
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,852	$121,911
Accumulated amortization	44,998	61,910	106,908
Net carrying amount	$5,061	$9,942	$15,003

During the year ended December 31, 2019, the Company acquired two corporate trust businesses with aggregate customer relationship intangibles of $18.1 million.

Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $5.5 million, $5.8 million and $7.3 million, respectively.  The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2020	$6,416
For the year ending December 31, 2021	5,411
For the year ending December 31, 2022	4,472
For the year ending December 31, 2023	3,753
For the year ending December 31, 2024	2,969

8. PREMISES, EQUIPMENT, AND LEASES

Premises and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$42,987	$44,580
Buildings and leasehold improvements	358,291	344,267
Equipment	164,029	159,717
Software	238,315	209,877
Total	803,622	758,441
Accumulated depreciation	(330,677)	(320,476)
Accumulated amortization	(172,611)	(154,086)
Premises and equipment, net	$300,334	$283,879

Premises and equipment depreciation and amortization expenses were $50.8 million in 2019, $47.4 million in 2018, and $45.6 million in 2017.  Rental and operating lease expenses were $14.8 million in both 2018 and 2017.

The Company adopted ASC 842, Leases, using the effective date as the date of initial application of ASC 842 and will not recast comparative financial periods.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations.  These leases have remaining lease terms that range from less than one year to 28 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 40 years or more. The exercise of lease renewal options is at the Company’s sole discretion.  No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property.  The lease agreements do not contain any material residual value guarantees or material restrictive covenants.  An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI).  For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842.  The Company has made the election not to separate lease and non-lease components for existing real estate leases when determining consideration within the lease contract. All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of December 31, 2019, a right-of-use asset of $66.8 million and a lease liability of $73.0 million were included as part of Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.  For the year ended December 31, 2019, lease expense of $12.3 million was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income.  For the year ended December 31, 2019, cash payments of $12.1 million were made for leases included in the measurement of lease liabilities, classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.  For the year ended December 31, 2019, leased assets obtained in exchange for new operating lease liabilities were $19.2 million.  As of December 31, 2019, the weighted average remaining lease term of the Company’s leases was 8.6 years and the weighted average discount rate was 3.06 percent.

As of December 31, 2019, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2020	$12,377
2021	11,512
2022	10,388
2023	8,723
2024	7,770
Thereafter	32,906
Total lease payments	83,676
Less: Interest	10,690
Present value of lease liabilities	$72,986

The adoption of the lease standard using the effective date as of the date of initial application requires the inclusion of the disclosure for periods prior to adoption, which is included in the table below.

Minimum future rental commitments as of December 31, 2018, for all non-cancelable operating leases were as follows (in thousands):

2019	$12,257
2020	11,592
2021	8,886
2022	8,078
2023	6,457
Thereafter	27,092
Total	$74,362

9. BORROWED FUNDS

The components of the Company's long-term debt are as follows (in thousands):

	December 31,
	2019	2018
Trust Preferred Securities:
Marquette Capital Trust I subordinated debentures 3.33% due 2036	$17,195	$16,914
Marquette Capital Trust II subordinated debentures 3.33% due 2036	17,813	17,548
Marquette Capital Trust III subordinated debentures 3.43% due 2036	7,008	6,906
Marquette Capital Trust IV subordinated debentures 3.49% due 2036	28,355	27,960
Kansas Equity Fund IX, L.P. 0% due 2023	12	64
Kansas Equity Fund X, L.P. 0% due 2021	79	141
St. Louis Equity Fund 2007 L.L.C. 0% due 2019	—	13
St. Louis Equity Fund 2012 L.L.C. 0% due 2020	5	84
St. Louis Equity Fund 2013 L.L.C. 0% due 2021	265	562
St. Louis Equity Fund 2014 L.L.C. 0% due 2022	614	912
St. Louis Equity Fund 2015, L.L.C. 0% due 2023	455	604
MHEG Community Fund 41, L.P. 0% due 2024	410	545
MHEG Community Fund 43, L.P. 0% due 2026	804	979
MHEG Community Fund 45, L.P. 0% due 2027	994	1,174
MHEG Community Fund 47, L.P. 0% due 2028	1,246	1,414
MHEG Community Fund 49, L.P. 0% due 2034	2,920	2,951
MHEG Community Fund 50, L.P. 0% due 2035	2,774	2,970
MHEG Community Fund 51, L.P. 0% due 2036	5,942	—
Open Prairie Rural Opportunities Fund, L.P. 0% due 2022	—	930
Raymond James Housing Opportunities Fund 55 L.L.C. 0% due 2033	10,599	—
Total long-term debt	$97,490	$82,671

Aggregate annual repayments of long-term debt at December 31, 2019, are as follows (in thousands):

2020	$11,704
2021	6,842
2022	4,872
2023	1,032
2024	822
Thereafter	72,218
Total	$97,490

The Company assumed long-term debt obligations from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette

Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $70.4 million as of December 31, 2019. Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company is a member bank of the FHLB of Des Moines.  Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.2 billion as of December 31, 2019.  The Company had no outstanding FHLB advances at FHLB Des Moines as of December 31, 2019.

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

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements).  The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.  The amounts received under these agreements represent short-term borrowings.  The amount outstanding at December 31, 2019, was $1.9 billion (with accrued interest payable of $220 thousand).  The amount outstanding at December 31, 2018, was $1.5 billion (with accrued interest payable of $174 thousand).

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,772,820	$1,753,870	1.44%
30 to 90 Days	114,190	110,765	2.72
Total	$1,887,010	$1,864,635	1.52%

	As of December 31, 2018
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,529,683	$1,511,991	2.08%
Over 90 days	251	250	0.03
Total	$1,529,934	$1,512,241	2.08%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2019 and 2018, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of December 31, 2019
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Total
Repurchase agreements, secured by:
U.S. Agency	$1,753,870	$110,765	$1,864,635
Total repurchase agreements	$1,753,870	$110,765	$1,864,635

	As of December 31, 2018
	Remaining Contractual Maturities of the Agreements
	2-29 days	Over 90 days	Total
Repurchase agreements, secured by:
U.S. Treasury	$181,531	$—	$181,531
U.S. Agency	1,330,460	250	1,330,710
Total repurchase agreements	$1,511,991	$250	$1,512,241

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions.  For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the FRB as required by law.  During 2019, this amount averaged $560.9 million, compared to $396.0 million in 2018.

At December 31, 2019, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively.  The Company’s actual ratios at that date were 12.33%, 12.33% and 13.26%, respectively.  The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2019, was 9.37%.

As of December 31, 2019, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively.  There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

In addition, under amendments to the BHCA introduced by the Dodd-Frank Act and commonly known as the Volcker Rule, the Company and its subsidiaries are subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely focused on purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-term resale, benefitting from actual or expected short-term price movements, or realizing short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act. The fund activities of the Company and its subsidiaries are in conformance with the Volcker Rule.

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, 2019 and 2018 for the Company and the Bank are as follows (in thousands):

	2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$2,330,533	12.33%	$850,304	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	2,128,608	11.36	843,544	4.50	1,218,453	6.50
Tier 1 Capital:
UMB Financial Corporation	2,330,533	12.33	1,133,738	6.00	N/A	N/A
UMB Bank, n. a.	2,128,608	11.36	1,124,726	6.00	1,499,635	8.00
Total Capital:
UMB Financial Corporation	2,505,397	13.26	1,511,651	8.00	N/A	N/A
UMB Bank, n. a.	2,233,100	11.91	1,499,635	8.00	1,874,543	10.00
Tier 1 Leverage:
UMB Financial Corporation	2,330,533	9.37	995,000	4.00	N/A	N/A
UMB Bank, n. a.	2,128,608	8.62	987,983	4.00	1,234,978	5.00

	2018
Common Equity Tier 1 Capital:
UMB Financial Corporation	$2,142,469	12.89%	$748,009	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	1,921,615	11.65	742,322	4.50	1,072,243	6.50
Tier 1 Capital:
UMB Financial Corporation	2,142,469	12.89	997,346	6.00	N/A	N/A
UMB Bank, n. a.	1,921,615	11.65	989,763	6.00	1,319,683	8.00
Total Capital:
UMB Financial Corporation	2,318,145	13.95	1,329,794	8.00	N/A	N/A
UMB Bank, n. a.	2,027,962	12.29	1,319,683	8.00	1,649,604	10.00
Tier 1 Leverage:
UMB Financial Corporation	2,142,469	9.87	867,879	4.00	N/A	N/A
UMB Bank, n. a.	1,921,615	8.85	868,916	4.00	1,086,145	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan.  This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries.  The Company has accrued and anticipates making a discretionary payment of $2.0 million in March 2020, for 2019.  A $1.5 million contribution was paid in 2019, for 2018.  A $4.0 million contribution was paid in 2018, for 2017.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction, to which the Company makes matching contributions.  In 2018, the Company changed the timing of matching contributions from annually to every pay period. As a result, the Company recognized expense related to matching contributions of $10.6 million, $8.8 million, and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company recognized $1.3 million, $1.5 million, and $2.5 million in expense related to outstanding stock options and $6.9 million, $8.2 million, and $10.4 million in expense related to outstanding restricted stock grants for the years ended December 31, 2019, 2018, and 2017, respectively. The Company also recognized $6.0 million and $807 thousand in expense related to outstanding restricted stock unit grants for the years ended December 31, 2019 and 2018, respectively.  The Company had $671 thousand of unrecognized compensation expense related to the outstanding stock options, $6.1 million of unrecognized compensation expense related to outstanding restricted stock, and $9.7 million of unrecognized compensation expense related to outstanding restricted stock unit grants at December 31, 2019.

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

The performance-based restricted stock grants contain a service and a performance requirement.  The performance requirement is based on a predetermined performance requirement over a three-year period.  The service requirement portion is a three-year cliff vesting.  If the minimum performance requirement is not met, the participants do not receive the shares.

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

The table below discloses the status of the service-based restricted shares during 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Service-Based Restricted Stock
Nonvested - December 31, 2018	365,287	$63.89
Granted	—	—
Canceled	(22,725)	67.95
Vested	(132,024)	58.79
Nonvested - December 31, 2019	210,538	$66.65

As of December 31, 2019, there was $6.1 million of unrecognized compensation cost related to the nonvested shares.  The cost is expected to be recognized over a period of 1.7 years.  Total fair value of shares vested during the years ended December 31, 2019, 2018, and 2017 was $8.7 million, $14.5 million, and $9.9 million, respectively.

The table below discloses the status of the performance-based restricted shares during 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance-Based Restricted Stock
Nonvested - December 31, 2018	76,214	$59.62
Granted	—	—
Canceled	(2,471)	75.25
Vested	(43,198)	47.68
Nonvested - December 31, 2019	30,545	$75.25

As of December 31, 2019, there was $2 thousand of unrecognized compensation cost related to the nonvested shares.  Total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017, was $3.0 million, $2.6 million, and $1.4 million, respectively.

The non-qualified stock options carry a service requirement and grants issued prior to 2016 will vest 50 percent after three years, 75 percent after four years and 100 percent after five years, while grants issued in 2016 and beyond will vest 50 percent after two years, 75 percent after three years and 100 percent after four years.

The table below discloses the information relating to non-qualified option activity in 2019 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2018	753,644	$53.16
Granted	—	—
Canceled	(12,381)	60.03
Expired	(15,940)	60.00
Exercised	(82,004)	46.41
Outstanding - December 31, 2019	643,319	$53.72	4.8	$9,595,902
Exercisable - December 31, 2019	510,131	$51.96	4.4	$8,507,578

The Company uses the Black-Scholes pricing model to determine the fair value of its options.  The assumptions for stock-based awards in the past three years utilized in the model are shown in the table below.

	2019	2018	2017
Black-Scholes pricing model:
Weighted average fair value of the granted option	$—	$—	$17.88
Weighted average risk-free interest rate	—	—	1.29%
Expected option life in years	—	—	6.25
Expected volatility	—	—	24.41%
Expected dividend yield	—	—	2.03%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on historical volatilities of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted during 2019 or 2018.  The weighted average grant-date fair value of options granted during 2017 was $17.88.  The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017, was $1.6 million, $6.1 million and $8.1 million, respectively.  As of December 31, 2019, there was $671 thousand of unrecognized compensation cost related to the nonvested options. The cost is expected to be recognized over a period of 0.9 years.

Cash received from options exercised under all share based compensation plans was $3.8 million, $11.3 million, and $12.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.  The tax benefit realized for stock options exercised was $766 thousand, $2.4 million, and $3.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary repurchases of common shares in an amount that exceeds stock option exercise activity.  See a description of the Company’s Repurchase Authorizations in Note 14, “Common Stock and Earnings Per Share,” in the Notes to the Consolidated Financial Statements provided in Item 8, page 95 of this report.

Omnibus Incentive Compensation Plan

At the April 24, 2018 shareholders’ meeting, the shareholders of the Company approved the UMB Financial Corporation Omnibus Incentive Compensation Plan (OICP) which became effective as of April 24, 2018. The OICP permits the issuance to key employees of the Company various types of awards, including stock options, restricted stock and restricted stock units, performance awards and other stock-based awards. Service-based restricted stock unit awards contain a service requirement and the performance-based restricted stock unit awards contain performance and service requirements. The number of shares of the Company’s stock reserved for issuance under the OICP is 5.40 million shares.

The service-based restricted stock unit awards are payable in shares of stock and contain a service requirement with either a two-year cliff vesting or a three-year graded vesting schedule in which 50 percent of the units vest after two years of service and the remaining 50 percent vest after three years of service.

The performance-based restricted stock unit awards are payable in shares of stock and contain a service and a performance requirement.  The performance requirement is based on two predetermined performance requirements over a three-year period. The service requirement portion is a three-year cliff vesting.  If the minimum performance requirement is not met, the participants do not receive the shares.

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

As of December 31, 2019, there were no nonvested service-based restricted stock awards outstanding, and no awards were granted, cancelled, or vested during 2019. As of December 31, 2019 and 2018, there was no unrecognized compensation cost related to restricted stock awards. Total fair value of shares vested during the year ended December 31, 2018, was $18 thousand.

The table below discloses the status of the service-based restricted stock units during 2019:

	Number of Units	Weighted Average Price Per Unit
Service Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2018	14,257	$71.98
Granted	176,259	65.56
Canceled	(11,238)	66.17
Vested	—	—
Nonvested - December 31, 2019	179,278	$66.03

As of December 31, 2019, there was $7.5 million of unrecognized compensation cost related to the nonvested service-based restricted stock units. The cost is expected to be recognized over a period of 2.9 years. There were no units vested during 2019 or 2018.

The table below discloses the status of the performance-based restricted stock units during 2019:

	Number of Units	Weighted Average Price Per Unit
Performance Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2018	39,015	$76.68
Granted	52,443	60.35
Canceled	(6,572)	67.50
Vested	—	—
Nonvested - December 31, 2019	84,886	$67.30

As of December 31, 2019, there was $2.2 million of unrecognized compensation cost related to the nonvested performance-based restricted stock units. The cost is expected to be recognized over a period of 1.6 years. There were no units vested during 2019 or 2018.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following four reportable segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services (collectively, the Business Segments).  Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. Prior to 2018, the Company had the following three Business Segments:  Bank, Institutional Investment Management, and Asset Servicing.  During 2017, the Company sold all of the outstanding stock of Scout, its institutional investment management subsidiary. As the operations of Scout are included in discontinued operations, the Company no longer presents such operations as one of its business segments. The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2019. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Segment financial results were as follows (in thousands):

	Year Ended December 31, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$412,232	$80,185	$132,082	$46,406	$670,905
Provision for loan losses	26,159	975	5,716	—	32,850
Noninterest income	81,609	195,932	112,717	36,512	426,770
Noninterest expense	267,345	219,490	243,092	48,933	778,860
Income (loss) before taxes	200,337	55,652	(4,009)	33,985	285,965
Income tax expense (benefit)	29,679	8,245	(594)	5,035	42,365
Income (loss) from continuing operations	$170,658	$47,407	$(3,415)	$28,950	$243,600
Average assets	$10,747,000	$5,217,000	$5,328,000	$2,493,000	$23,785,000

	Year Ended December 31, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$380,266	$66,585	$125,045	$38,550	$610,446
Provision for loan losses	63,841	1,335	5,574	—	70,750
Noninterest income	74,931	173,591	118,344	34,832	401,698
Noninterest expense	253,740	189,708	225,406	48,946	717,800
Income before taxes	137,616	49,133	12,409	24,436	223,594
Income tax expense	16,824	6,007	1,517	2,986	27,334
Income from continuing operations	$120,792	$43,126	$10,892	$21,450	$196,260
Average assets	$9,858,000	$3,994,000	$4,958,000	$2,190,000	$21,000,000

	Year Ended December 31, 2017
	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Total
Net interest income	$353,627	$51,977	$122,304	$31,005	$558,913
Provision for loan losses	32,937	1,461	6,602	—	41,000
Noninterest income	82,221	187,003	118,896	35,442	423,562
Noninterest expense	250,308	184,618	226,634	43,569	705,129
Income before taxes	152,603	52,901	7,964	22,878	236,346
Income tax expense	34,460	11,946	1,798	5,166	53,370
Income from continuing operations	$118,143	$40,955	$6,166	$17,712	$182,976
Average assets	$9,717,000	$3,622,000	$5,160,000	$1,897,000	$20,396,000

13. REVENUE RECOGNITION

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

Service charges on deposits – Service charges on deposit accounts represent monthly analysis fees recognized for the services related to customer deposit accounts, including account maintenance and depository transactions processing fees.  Commercial Banking and Institutional Banking depository accounts charge fees in accordance with the customer’s pricing schedule while Personal Banking account holders are generally charged a flat service fee per month.  Deposit service charges for the Healthcare Services segment are priced according to either standard pricing schedules with individual account holders or according to service agreements between the Company and employer groups or third-party administrators.  The Company satisfies the performance obligation related to providing depository accounts monthly as transactions are processed and deposit service charge revenue is recorded monthly.  These fees are recognized within all Business Segments.

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the years ended December 31, 2019, 2018 and 2017, the Company also has approximately $38.1 million, $36.0 million, and $27.8 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of December 31, 2019 or 2018.  Total receivables from revenue recognized under the scope of ASC 606 were $58.0 million and $52.2 million as of December 31, 2019 and December 31, 2018, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three years ended December 31, 2019, 2018, and 2017.  As stated in Note 12, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2019 and previously reported results have been reclassified in this filing to conform to the current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$113,313	$63,600	$—	$—	$176,913
Trading and investment banking	—	741	—	—	22,725	23,466
Service charges on deposit accounts	29,716	25,170	10,964	16,753	145	82,748
Insurance fees and commissions	—	—	1,634	—	—	1,634
Brokerage fees	214	23,231	7,816	—	—	31,261
Bankcard fees	60,375	4,791	21,911	16,595	(36,945)	66,727
Gains on sales of securities available for sale, net	—	—	—	—	3,218	3,218
Other	1,211	685	3,179	795	34,933	40,803
Total Noninterest income	$91,516	$167,931	$109,104	$34,143	$24,076	$426,770

	Year Ended December 31, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$107,236	$64,927	$—	$—	$172,163
Trading and investment banking	—	—	—	—	15,584	15,584
Service charges on deposit accounts	30,313	25,174	11,551	17,123	126	84,287
Insurance fees and commissions	—	—	1,292	—	—	1,292
Brokerage fees	194	17,026	8,587	—	—	25,807
Bankcard fees	59,596	5,816	22,080	16,264	(35,236)	68,520
Gains on sales of securities available for sale, net	—	—	—	—	578	578
Other	2,204	644	3,521	702	26,396	33,467
Total Noninterest income	$92,307	$155,896	$111,958	$34,089	$7,448	$401,698

	Year Ended December 31, 2017
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Healthcare Services	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$110,237	$66,409	$—	$—	$176,646
Trading and investment banking	—	712	—	—	22,471	23,183
Service charges on deposit accounts	31,251	29,043	11,818	15,454	114	87,680
Insurance fees and commissions	—	—	1,972	—	—	1,972
Brokerage fees	160	14,630	8,415	3	—	23,208
Bankcard fees	53,239	6,176	22,918	17,791	(27,094)	73,030
Gains on sales of securities available for sale, net	—	—	—	—	4,192	4,192
Other	1,955	769	2,918	399	27,610	33,651
Total Noninterest income	$86,605	$161,567	$114,450	$33,647	$27,293	$423,562

14. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2019 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance January 1, 2017	55,056,730	(5,383,674)
Purchase of Treasury Stock	—	(245,982)
Sale of Treasury Stock	—	14,908
Issued for stock options and restricted stock	—	453,008
Balance December 31, 2017	55,056,730	(5,161,740)
Accelerated Share Repurchase Program	—	(780,321)
Purchase of Treasury Stock	—	(401,038)
Sale of Treasury Stock	—	14,631
Issued for stock options and restricted stock	—	388,960
Balance December 31, 2018	55,056,730	(5,939,508)
Purchase of Treasury Stock	—	(124,109)
Sale of Treasury Stock	—	12,968
Issued for stock options and restricted stock	—	91,525
Balance December 31, 2019	55,056,730	(5,959,124)

The Board authorized the repurchase of up to 2 million shares of common stock annually at its 2017, 2018 and 2019 meetings.  During 2018, the Company entered into an agreement with BAML to repurchase an aggregate of $50.0 million of the Company’s common stock through an ASR.  Under the ASR, the Company repurchased a total of 780,321 shares.  The final settlement of the transactions under the ASR occurred in December 2018.  Other than purchases pursuant to the ASR, all share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year.  Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31,
	2019	2018	2017
Weighted average basic common shares outstanding	48,779,263	49,334,937	49,223,661
Dilutive effect of stock options and restricted stock	310,614	435,800	615,629
Weighted average diluted common shares outstanding	49,089,877	49,770,737	49,839,290

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party.  The Company issues standby letters of credit for terms ranging from three months to six years.  The Company generally requires the customer to pledge collateral to support the letter of credit.  The maximum liability to the Company under standby letters of credit at December 31, 2019 and 2018, was $299.9 million and $298.9 million, respectively.  As of December 31, 2019 and 2018, standby letters of credit totaling $3.7 million and $36.5 million, respectively, were with related parties to the Company.

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities.  The Company holds collateral supporting those commitments when deemed necessary.  Collateral varies but may include such items as those described for commitments to extend credit.

Futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date, of a specified instrument, at a specified yield.  Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movement in securities values and interest rates.  Instruments used in trading activities are carried at fair value and gains and losses on futures contracts are settled in cash daily.  Any changes in the fair value are recognized in trading and investment banking income.

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio.  As of December 31, 2019 and 2018, there were no notional amounts outstanding for these contracts.   There were no open futures contract positions during the year ended December 31, 2019 or 2018.  Net futures activity resulted in gains of $5 thousand for the year ended December 31, 2019.  There was no net futures activity for the year ended December 31, 2018.  Net futures activity for the year ended December 31, 2017 resulted in losses of $6 thousand.  The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis.  For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances.  The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers.  The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer.  During 2019, contracts to purchase and to sell foreign currency averaged approximately $18.4 million compared to $23.9 million during 2018.  The net gains on these foreign exchange contracts for 2019, 2018 and 2017 were $1.8 million, $2.1 million and $1.9 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas.  At December 31, 2019, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contract or Notional Amount December 31,
	2019	2018
Commitments to extend credit for loans (excluding credit card loans)	$7,409,338	$6,870,451
Commitments to extend credit under credit card loans	3,188,905	3,152,439
Commercial letters of credit	4,460	1,892
Standby letters of credit	299,933	298,915
Forward contracts	58,287	29,796
Spot foreign exchange contracts	1,980	11,183

16. DIVESTITURES

On November 17, 2017, the Company closed the sale of all of the outstanding stock of Scout, its institutional investment management subsidiary, for $172.5 million in cash, which was subject to customary post-closing purchase adjustments. The gain recorded on the disposal of Scout was $103.6 million.

This table summarizes the components of income from discontinued operations, net of taxes, for the years ended December 31, 2019, 2018, and 2017 presented in the Consolidated Statements of Income (in thousands):

	For the years ended December 31,
	2019	2018	2017
Total noninterest income	$—	$—	$63,416
Total noninterest expense	—	917	65,834
(Loss) income from discontinued operations	—	(917)	(2,418)
Gain on the disposal of discontinued operations	—	—	103,644
Total (loss) income from discontinued operations	—	(917)	101,226
Income tax (benefit) expense	—	(170)	37,097
Net (loss) income on discontinued operations	$—	$(747)	$64,129

The components of net cash provided by operating and investing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
(Loss) income from discontinued operations	$—	$(747)	$64,129
Gain on the disposal of discontinued operations	—	—	(103,644)
Depreciation and amortization	—	—	1,647
Net cash used in operating activities of discontinued operations	$—	$(747)	$(37,868)

Proceeds on disposal of discontinued operations	$—	$—	$167,183
Net cash provided by investing activities of discontinued operations	$—	$—	$167,183

17. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act included numerous changes to existing tax law, including among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Income taxes on continuing operations produce effective income tax rates of 14.8 percent in 2019, 12.2 percent in 2018, and 22.6 percent in 2017.  These percentages are computed by dividing income tax expense by Income from continuing operations before income taxes.

Income tax expense from continuing operations includes the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax
Federal	$37,134	$43,027	$(8,260)
State	5,384	4,568	1,889
Total current tax expense (benefit)	42,518	47,595	(6,371)
Deferred tax
Federal	(177)	(19,355)	57,851
State	24	(906)	1,890
Total deferred tax (benefit) expense	(153)	(20,261)	59,741
Total tax expense	$42,365	$27,334	$53,370

Income taxes from discontinued operations produce effective income tax rates of 18.5 percent in 2018 and 36.6 percent in 2017. These percentages are computed by dividing income tax expense by Income from discontinued operations before income taxes.

Income tax expense from discontinued operations includes the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax
Federal	$—	$(154)	$35,169
State	—	(16)	1,930
Total current tax (benefit) expense	—	(170)	37,099
Deferred tax
Federal	—	—	260
State	—	—	(262)
Total deferred tax benefit	—	—	(2)
Total tax (benefit) expense	$—	$(170)	$37,097

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% for 2019 and 2018 and 35% for 2017 to income from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax expense	$60,053	$46,955	$82,721
Tax-exempt interest income	(18,725)	(15,525)	(25,697)
Tax-exempt life insurance related income	(4,007)	(1,744)	(5,769)
Meals, entertainment and related expenses	1,647	1,547	1,380
State and local income taxes, net of federal tax benefits	4,273	2,767	2,439
Impacts related to the 2017 Tax Act	—	(4,974)	2,997
Equity-based compensation	(597)	(2,364)	(3,297)
Federal tax credits, net of amortization of LIHTC(1) investments	(980)	(1,135)	(1,119)
Other	701	1,807	(285)
Total tax expense	$42,365	$27,334	$53,370

(1)	Low income housing tax credits

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

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net unrealized loss on securities available for sale	$—	$31,260
Loans, principally due to allowance for loan losses	23,765	25,104
Equity-based compensation	5,809	5,167
Accrued expenses	12,471	8,646
Deferred compensation	14,234	12,444
Miscellaneous	6,557	3,810
Total deferred tax assets before valuation allowance	62,836	86,431
Valuation allowance	(2,332)	(2,150)
Total deferred tax assets	60,504	84,281
Deferred tax liabilities:
Net unrealized gain on securities available for sale	(29,668)	—
Land, buildings and equipment	(32,382)	(28,383)
Original issue discount	(2,455)	(3,002)
Partnership investments	(2,091)	(3,369)
Trust preferred securities	(7,833)	(8,374)
Intangibles	(12,503)	(10,071)
Miscellaneous	(3,750)	(3,935)
Total deferred tax liabilities	(90,682)	(57,134)
Net deferred tax (liability) asset	$(30,178)	$27,147

Included in the miscellaneous deferred tax assets line item above are state net operating loss carryforwards of approximately $1.1 million as of December 31, 2019.  These net operating losses expire at various times between 2020 and 2039.  The Company has a full valuation allowance for a majority of these state net operating losses as they are not expected to be realized.  In addition, the Company has a valuation allowance of $1.2 million to reduce certain other state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax liability at December 31, 2019 is included in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets, and the net deferred tax asset at December 31, 2018 is included in the Other assets line of the Company’s Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2014 in the jurisdictions in which it files.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $5.8 million and $4.9 million at December 31, 2019 and 2018, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $4.6 million and $3.8 million at December 31, 2019 and December 31, 2018, respectively. The unrecognized tax benefits relate to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the financial condition, results of operations, or cash flows of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018
Unrecognized tax benefits - opening balance	$4,859	$3,846
Gross decreases - tax positions in prior period	(434)	(1,373)
Gross increases - current-period tax positions	1,882	2,874
Lapse of statute of limitations	(505)	(488)
Unrecognized tax benefits - ending balance	$5,802	$4,859

18. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loans and borrowings. The Company also has interest rate derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2019 and 2018.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2019 and December 31, 2018 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Fair Value	2019	2018	2019	2018
Interest Rate Products:
Derivatives not designated as hedging instruments	$47,458	$9,339	$5,997	$5,498
Derivatives designated as hedging instruments	7,818	—	—	15
Total	$55,276	$9,339	$5,997	$5,513

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of December 31, 2019 and 2018, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.  This swap had a notional amount of $5.3 million and $5.6 million as of December 31, 2019 and 2018, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of December 31, 2019 and 2018, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  These swaps had an aggregate notional amount of $51.5 million at both December 31, 2019 and 2018.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  As of December 31, 2019, the Company had one interest rate floor with a notional amount of $750.0 million that was designated as a cash flow hedge of interest rate risk.  The Company did not have any interest rate floors designated as cash flow hedges as of December 31, 2018.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s derivatives.  The Company expects to reclassify $518 thousand from AOCI to Interest expense and $2.7 million from AOCI as a reduction to Interest income during the next 12 months.  As of December 31, 2019, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 16.72 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2019, the Company had 142 interest rate swaps with an aggregate notional amount of $1.9 billion related to this program.  As of December 31, 2018, the Company had 110 interest rate swaps with an aggregate notional amount of $1.3 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017 related to the Company’s derivative assets and liabilities (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended December 31,
	2019	2018	2017
Interest Rate Products
Derivatives not designated as hedging instruments	$464	$(94)	$(579)
Total	$464	$(94)	$(579)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(150)	$59	$(189)
Fair value adjustments on hedged items	150	(58)	193
Total	$—	$1	$4

This table provides a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017 related to the Company’s derivative assets and liabilities (in thousands):

	For the Year Ended December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(9,278)	$(4,245)	$(5,033)	$(874)	$—	$(874)
Interest rate swaps	(6,040)	(6,040)	—	(149)	(149)	—
Total	$(15,318)	$(10,285)	$(5,033)	$(1,023)	$(149)	$(874)

	For the Year Ended December 31, 2018
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Gain Reclassified from AOCI into Earnings Excluded Component
Interest rate swaps	$1,906	$1,906	$—	$—	$—	$—
Total	$1,906	$1,906	$—	$—	$—	$—

	For the Year Ended December 31, 2017
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate swaps	$(1,050)	$(1,050)	$—	$—	$—	$—
Total	$(1,050)	$(1,050)	$—	$—	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $115 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2019, the Company had posted $400 thousand of collateral. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurement at December 31, 2019 Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$1,246	$—	$1,246	$—
Mortgage-backed	392	—	392	—
State and political subdivisions	21,764	—	21,764	—
Corporates	5,649	5,649	—	—
Trading - other	16,567	16,567	—	—
Trading securities	45,618	22,216	23,402	—
U.S. Treasury	64,078	64,078	—	—
U.S. Agencies	93,021	—	93,021	—
Mortgage-backed	4,071,794	—	4,071,794	—
State and political subdivisions	3,029,917	—	3,029,917	—
Corporates	188,552	188,552	—	—
Available for sale securities	7,447,362	252,630	7,194,732	—
Company-owned life insurance	63,900	—	63,900	—
Bank-owned life insurance	280,709	—	280,709	—
Derivatives	55,276	—	55,276	—
Total	$7,892,865	$274,846	$7,618,019	$—
Liabilities
Derivatives	$5,997	$—	$5,997	$—
Securities sold not yet purchased	14,599	—	14,599	—
Total	$20,596	$—	$20,596	$—

	Fair Value Measurement at December 31, 2018 Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$3,063	$—	$3,063	$—
Mortgage-backed	713	—	713	—
State and political subdivisions	37,974	—	37,974	—
Corporates	7,125	7,125	—	—
Trading - other	12,136	12,136	—	—
Trading securities	61,011	19,261	41,750	—
U.S. Treasury	247,130	247,130	—	—
U.S. Agencies	199	—	199	—
Mortgage-backed	3,812,211	—	3,812,211	—
State and political subdivisions	2,483,260	—	2,483,260	—
Available for sale securities	6,542,800	247,130	6,295,670	—
Company-owned life insurance	54,152	—	54,152	—
Bank-owned life insurance	273,553	—	273,553	—
Derivatives	9,339	—	9,339	—
Total	$6,940,855	$266,391	$6,674,464	$—
Liabilities
Derivatives	$5,513	$—	$5,513	$—
Securities sold not yet purchased	27,238	—	27,238	—
Total	$32,751	$—	$32,751	$—

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

Assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018 (in thousands):

		Fair Value Measurement at December 31, 2019 Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$5,139	$—	$—	$5,139	$3,973
Other real estate owned	55	—	—	55	7
Total	$5,194	$—	$—	$5,194	$3,980

		Fair Value Measurement at December 31, 2018 Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$10,085	$—	$—	$10,085	$1,972
Other real estate owned	3,132	—	—	3,132	6
Total	$13,217	$—	$—	$13,217	$1,978

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

  The estimated fair value of the Company’s financial instruments at December 31, 2019 and 2018 are as follows (in thousands):

	Fair Value Measurement at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,276,794	$1,701,449	$1,575,345	$—	$3,276,794
Securities available for sale	7,447,362	252,630	7,194,732	—	7,447,362
Securities held to maturity	1,116,102	—	1,082,345	—	1,082,345
Trading securities	45,618	22,216	23,402	—	45,618
Other securities	108,420	—	108,420	—	108,420
Loans (exclusive of allowance for loan loss)	13,439,525	—	13,601,595	—	13,601,595
Derivatives	55,276	—	55,276	—	55,276
FINANCIAL LIABILITIES
Demand and savings deposits	20,376,880	20,376,880	—	—	20,376,880
Time deposits	1,226,364	—	1,226,646	—	1,226,646
Other borrowings	1,896,508	31,873	1,864,635	—	1,896,508
Long-term debt	97,490	—	97,831	—	97,831
Derivatives	5,997	—	5,997	—	5,997
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,908
Commercial letters of credit					113
Standby letters of credit					2,966

	Fair Value Measurement at December 31, 2018 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,319,954	$1,693,453	$626,501	$—	$2,319,954
Securities available for sale	6,542,800	247,130	6,295,670	—	6,542,800
Securities held to maturity	1,170,646	—	1,070,532	—	1,070,532
Trading securities	61,011	19,261	41,750	—	61,011
Other securities	73,692	—	73,692	—	73,692
Loans (exclusive of allowance for loan loss)	12,181,342	—	12,190,599	—	12,190,599
Derivatives	9,339	—	9,339	—	9,339
FINANCIAL LIABILITIES
Demand and savings deposits	18,134,512	18,134,512	—	—	18,134,512
Time deposits	1,146,748	—	1,146,748	—	1,146,748
Other borrowings	1,518,920	6,679	1,512,241	—	1,518,920
Long-term debt	82,671	—	82,818	—	82,818
Derivatives	5,513	—	5,513	—	5,513
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,425
Commercial letters of credit					115
Standby letters of credit					2,658

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity Fair value of held-to-maturity securities are estimated by discounting the future cash flows using current market rates.

Other securities Amount consists of FRB and FHLB stock held by the Company, PCM equity-method investments, and other miscellaneous investments.  The carrying amount of the FRB and FHLB stock equals its fair value because the shares can only be redeemed by the FRB and FHLB at their carrying amount. The fair value of PCM marketable equity-method investments are based on quoted market prices used to estimate the value of the underlying investment.  The Company’s investment in other marketable securities was fully distributed during 2019.  For the PCM non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).  Other non-marketable securities are carried at cost, which approximates fair value.

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at December 31, 2019 and 2018.

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

20. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2019	2018
ASSETS
Investment in subsidiaries:
Banks	$2,338,718	$1,934,082
Non-banks	149,561	156,529
Total investment in subsidiaries	2,488,279	2,090,611
Goodwill on purchased affiliates	5,011	5,011
Cash	143,193	165,771
Securities available for sale and other	98,799	82,792
Total assets	$2,735,282	$2,344,185
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$70,372	$69,329
Accrued expenses and other	58,470	46,386
Total liabilities	128,842	115,715
Shareholders' equity	2,606,440	2,228,470
Total liabilities and shareholders' equity	$2,735,282	$2,344,185

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2019	2018	2017
INCOME
Dividends and income received from subsidiaries	$56,500	$47,250	$55,000
Service fees from subsidiaries	52,416	50,858	43,691
Other	11,249	651	10,390
Total income	120,165	98,759	109,081
EXPENSE
Salaries and employee benefits	57,487	46,707	43,716
Other	21,124	19,149	18,652
Total expense	78,611	65,856	62,368
Income before income taxes and equity in undistributed earnings of subsidiaries	41,554	32,903	46,713
Income tax expense (benefit)	12,201	(4,432)	(1,202)
Income before equity in undistributed earnings of subsidiaries	29,353	37,335	47,915
Equity in undistributed earnings of subsidiaries:
Banks	221,215	156,771	140,873
Non-Banks	(6,968)	2,154	(5,812)
Income from continuing operations	243,600	196,260	182,976
(Loss) income from discontinued operations	—	(747)	64,129
Net income	$243,600	$195,513	$247,105
Other comprehensive income (loss)	178,962	(50,257)	12,017
Comprehensive income	$422,562	$145,256	$259,122

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$243,600	$195,513	$247,105
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(270,747)	(206,175)	(146,367)
Dividends received from subsidiaries	56,500	47,250	96,391
Depreciation and amortization	(78)	486	424
Equity based compensation	14,850	11,073	13,316
Net tax benefit related to equity compensation plans	766	2,364	3,612
Gains on sales of assets	—	—	(103,715)
Changes in other assets and liabilities, net	(7,864)	(5,994)	5,424
Net cash provided by operating activities	37,027	44,517	116,190
INVESTING ACTIVITIES
Net capital investment in subsidiaries	(331)	(17,961)	(37,474)
Net cash activity from divestitures and acquisitions	—	—	168,361
Net decrease in securities available for sale	21	1,062	1,575
Net cash (used in) provided by investing activities	(310)	(16,899)	132,462
FINANCING ACTIVITIES
Cash dividends paid	(59,436)	(58,279)	(51,876)
Proceeds from exercise of stock options and sales of treasury stock	4,637	12,318	13,867
Purchases of treasury stock	(4,496)	(76,507)	(15,276)
Net cash used in financing activities	(59,295)	(122,468)	(53,285)
Net (decrease) increase in cash	(22,578)	(94,850)	195,367
Cash and cash equivalents at beginning of period	165,771	260,621	65,254
Cash and cash equivalents at end of period	$143,193	$165,771	$260,621

21. SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2019	March 31	June 30	Sept 30	Dec 31
Interest income	$211,307	$216,662	$219,103	$215,820
Interest expense	47,439	50,248	50,843	43,457
Net interest income	163,868	166,414	168,260	172,363
Provision for loan losses	12,350	11,000	7,500	2,000
Noninterest income	107,382	105,398	103,635	110,355
Noninterest expense	190,626	193,387	191,397	203,450
Income tax expense	10,530	10,466	10,616	10,753
Net income from continuing operations	$57,744	$56,959	$62,382	$66,515

2018	March 31	June 30	Sept 30	Dec 31
Interest income	$167,665	$176,480	$185,097	$202,719
Interest expense	19,743	26,254	34,607	40,911
Net interest income	147,922	150,226	150,490	161,808
Provision for loan losses	10,000	7,000	5,750	48,000
Noninterest income	105,525	100,289	100,885	94,999
Noninterest expense	175,876	177,218	180,385	184,321
Income tax expense (benefit)	10,038	10,873	7,391	(968)
Net income from continuing operations	$57,533	$55,424	$57,849	$25,454

Per Share	Three Months Ended
2019	March 31	June 30	Sept 30	Dec 31
Net income from continuing operations - basic	$1.19	$1.17	$1.28	$1.36
Net income from continuing operations - diluted	1.18	1.16	1.27	1.35
Dividend	0.30	0.30	0.30	0.31
Book value	47.92	50.50	52.23	53.09

Per Share
2018	March 31	June 30	Sept 30	Dec 31
Net income from continuing operations - basic	$1.16	$1.12	$1.17	$0.52
Net income from continuing operations - diluted	1.15	1.11	1.16	0.52
Dividend	0.29	0.29	0.29	0.30
Book value	43.31	43.96	44.20	45.37

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

Opinion on Internal Control Over Financial Reporting

We have audited UMB Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

February 27, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K (pages 9 and 10) under the caption "Executive Officers of the Registrants."

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption "Proposal #1:  Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2020 (the 2020 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2019.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption "Corporate Governance – Committees of the Board of Directors – Audit Committee" of the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2019.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation sections of the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to information to be included under the caption "Stock Ownership - Principal Shareholders," which will be provided to shareholders within 120 days after December 31, 2019.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2019, under the caption "Stock Ownership – Stock Owned by Directors, Nominees, and Executive Officers."

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Long Term Incentive Plan	643,319	$53.72	None
2018 Omnibus Incentive Compensation Plan	None	None	2,534,804
Equity compensation plans not approved by security holders	None	None	None
Total	643,319	$53.72	2,534,804

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 86 through 90 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Transactions with Related Persons”, “Corporate Governance – The Board of Directors – Independent Directors” and “Corporate Governance – Committees of the Board of Directors” of the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption "Proposal #3:  Ratification of the Corporate Audit Committee’s Engagement of KPMG LLP as UMB’s Independent Public Accounting Firm for 2020” of the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the Three Years Ended December 31, 2019

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2019

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2019

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2019

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

4.2

Description of the capital stock included in the Registration Statement on Form S-3 (incorporated by reference to the Registration Statement on Form S-3 ASR dated April 9, 2019 and filed with the Commission on April 9, 2019).

4.3	Description of UMB Financial Corporation’s Securities filed herewith.
10.1

UMB Financial Corporation Long-Term Incentive Compensation Plan amended and restated as of April 23, 2013 (incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 23, 2013 Annual Meeting filed with the Commission on March 13, 2013).

10.2

Deferred Compensation Plan, dated as of December 1, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for December 31, 2017 and filed with the Commission on February 22, 2018).

10.3	UMBF 2005 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for December 31, 2004 and filed with the Commission on March 14, 2005).
10.4

Form of 2016 Performance-Based Restricted Stock Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on August 2, 2016).

10.5

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

21.1	Subsidiaries of the Registrant filed herewith.
23.1	Consent of Independent Auditors – KPMG LLP filed herewith.
24.1	Power of Attorney filed herewith.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
104	The cover page of our Form 10-K for the year ended December 31, 2019, formatted in iXBRL.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2020.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper
Chairman of the Board,
Chief Executive Officer

/s/ Ram Shankar
Ram Shankar
Chief Financial Officer

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Robin C. Beery	Director	Kevin C. Gallagher	Director
Robin C. Beery		Kevin C. Gallagher

Greg M. Graves	Director	Alexander C. Kemper	Director
Greg M. Graves		Alexander C. Kemper

Gordon E. Lansford III	Director	Timothy R. Murphy	Director
Gordon E. Lansford III		Timothy R. Murphy

Tamara M. Peterman	Director	Kris A. Robbins	Director
Tamara M. Peterman		Kris A. Robbins

L. Joshua Sosland	Director	Paul Uhlmann III	Director
L. Joshua Sosland		Paul Uhlmann III

Leroy J. Williams	Director	/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer
Leroy J. Williams		J. Mariner Kemper
Attorney-in-Fact for each director