Form 10-Q
period 2020-03-31
UMB FINANCIAL CORP
filed 2020-04-30
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 24, 2020, UMB Financial Corporation had 48,136,923 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Loans	$13,949,710	$13,431,722
Allowance for credit losses on loans(1)	(187,911)	(101,788)
Net loans	13,761,799	13,329,934
Loans held for sale	9,585	7,803
Securities:
Available for sale (amortized cost of $7,353,180 and $7,323,980, respectively)	7,639,451	7,447,362
Held to maturity, net of allowance for credit losses of $3,235 and $0, respectively (fair value of $1,146,909 and $1,082,345, respectively)	1,110,925	1,116,102
Trading securities	61,177	45,618
Other securities	135,194	108,420
Total securities	8,946,747	8,717,502
Federal funds sold and securities purchased under agreements to resell	784,750	1,578,345
Interest-bearing due from banks	1,109,254	1,225,491
Cash and due from banks	340,553	472,958
Premises and equipment, net	297,668	300,334
Accrued income	111,879	124,508
Goodwill	180,867	180,867
Other intangibles, net	25,839	27,597
Other assets	675,945	596,016
Total assets	$26,244,886	$26,561,355

LIABILITIES
Deposits:
Noninterest-bearing demand	$7,269,520	$6,944,465
Interest-bearing demand and savings	12,920,980	13,432,415
Time deposits under $250,000	595,128	611,587
Time deposits of $250,000 or more	389,892	614,777
Total deposits	21,175,520	21,603,244
Federal funds purchased and repurchase agreements	1,890,917	1,896,508
Short-term debt	15,000	—
Long-term debt	121,582	97,490
Accrued expenses and taxes	216,272	232,200
Other liabilities	162,154	125,473
Total liabilities	23,581,445	23,954,915

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,134,601 and 49,097,606 shares outstanding, respectively	55,057	55,057
Capital surplus	1,073,089	1,073,764
Retained earnings	1,646,751	1,672,438
Accumulated other comprehensive income, net	219,390	83,180
Treasury stock, 6,922,129 and 5,959,124 shares, at cost, respectively	(330,846)	(277,999)
Total shareholders' equity	2,663,441	2,606,440
Total liabilities and shareholders' equity	$26,244,886	$26,561,355

(1)	As of December 31, 2019, this line represents the Allowance for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Loans	$151,026	$157,261
Securities:
Taxable interest	27,212	25,391
Tax-exempt interest	24,404	20,697
Total securities income	51,616	46,088
Federal funds and resell agreements	5,452	3,625
Interest-bearing due from banks	2,663	3,899
Trading securities	654	434
Total interest income	211,411	211,307
INTEREST EXPENSE
Deposits	29,732	37,834
Federal funds and repurchase agreements	6,381	8,264
Other	1,357	1,341
Total interest expense	37,470	47,439
Net interest income	173,941	163,868
Provision for credit losses(1)	88,000	12,350
Net interest income after provision for credit losses	85,941	151,518
NONINTEREST INCOME
Trust and securities processing	47,000	41,957
Trading and investment banking	1,723	5,581
Service charges on deposit accounts	25,081	21,281
Insurance fees and commissions	259	338
Brokerage fees	9,860	7,243
Bankcard fees	16,545	17,067
Gains on sales of securities available for sale, net	1,227	809
Other	(3,271)	13,106
Total noninterest income	98,424	107,382
NONINTEREST EXPENSE
Salaries and employee benefits	111,060	116,032
Occupancy, net	12,180	11,743
Equipment	21,241	19,684
Supplies and services	4,185	3,873
Marketing and business development	4,640	4,913
Processing fees	13,390	12,132
Legal and consulting	6,110	5,633
Bankcard	4,860	4,345
Amortization of other intangible assets	1,734	1,327
Regulatory fees	2,366	2,890
Other	6,853	8,054
Total noninterest expense	188,619	190,626
(Loss) income before income taxes	(4,254)	68,274
Income tax (benefit) expense	(815)	10,530
NET (LOSS) INCOME	$(3,439)	$57,744

PER SHARE DATA
Net (loss) income – basic	$(0.07)	$1.19
Net (loss) income – diluted	(0.07)	1.18
Dividends	0.31	0.30
Weighted average shares outstanding – basic	48,689,876	48,712,153
Weighted average shares outstanding – diluted	48,689,876	48,998,571

(1)	For the three months ended March 31, 2019, this line represents the Provision for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(3,439)	$57,744
Other comprehensive income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	164,116	106,434
Less: Reclassification adjustment for gains included in net income	(1,227)	(809)
Change in unrealized gains and losses on debt securities during the period	162,889	105,625
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	14,525	(2,088)
Less: Reclassification adjustment for losses (gains) included in net income	768	(5)
Change in unrealized gains and losses on derivative hedges	15,293	(2,093)
Other comprehensive income, before tax	178,182	103,532
Income tax expense	(41,972)	(25,389)
Other comprehensive income	136,210	78,143
Comprehensive income	$132,771	$135,887

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2019	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
Total comprehensive income	—	—	57,744	78,143	—	135,887
Dividends ($0.30 per share)	—	—	(14,769)	—	—	(14,769)
Purchase of treasury stock	—	—	—	—	(4,086)	(4,086)
Forfeitures of equity awards, net of issuances	—	2,383	—	—	(1,779)	604
Recognition of equity-based compensation	—	3,289	—	—	—	3,289
Sale of treasury stock	—	100	—	—	161	261
Exercise of stock options	—	257	—	—	930	1,187
Balance – March 31, 2019	$55,057	$1,060,630	$1,531,396	$(17,639)	$(278,601)	$2,350,843
Balance – January 1, 2020	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Total comprehensive (loss) income	—	—	(3,439)	136,210	—	132,771
Dividends ($0.31 per share)	—	—	(15,209)	—	—	(15,209)
Purchase of treasury stock	—	(4,500)	—	—	(54,886)	(59,386)
Issuances of equity awards, net of forfeitures	—	521	—	—	72	593
Recognition of equity-based compensation	—	2,817	—	—	—	2,817
Sale of treasury stock	—	95	—	—	89	184
Exercise of stock options	—	392	—	—	1,878	2,270
Cumulative effect adjustment (1)	—	—	(7,039)	—	—	(7,039)
Balance – March 31, 2020	$55,057	$1,073,089	$1,646,751	$219,390	$(330,846)	$2,663,441

(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(3,439)	$57,744
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses(1)	88,000	12,350
Net (accretion) amortization of premiums and discounts from acquisition	(275)	135
Depreciation and amortization	15,591	13,614
Deferred income tax (benefit) expense	(11,134)	295
Net (increase) decrease in trading securities and other earning assets	(17,789)	4,507
Gains on sales of securities available for sale, net	(1,227)	(809)
Gains on sales of assets	(1,922)	(236)
Amortization of securities premiums, net of discount accretion	8,795	8,859
Originations of loans held for sale	(77,129)	(19,156)
Gains on sales of loans held for sale, net	(320)	(177)
Proceeds from sales of loans held for sale	75,667	21,258
Equity-based compensation	3,410	3,893
Net tax benefit related to equity compensation plans	312	539
Changes in:
Accrued income	12,629	(6,839)
Accrued expenses and taxes	(2,803)	(13,319)
Other assets and liabilities, net	(79,008)	(36,453)
Net cash provided by operating activities	9,358	46,205
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	19,507	22,769
Proceeds from sales of securities available for sale	84,439	53,329
Proceeds from maturities of securities available for sale	313,871	267,255
Purchases of securities held to maturity	(18,662)	(1,893)
Purchases of securities available for sale	(422,003)	(579,392)
Payment on low-income housing tax credit investment commitments	(4,039)	—
Net increase in loans	(525,091)	(383,799)
Net decrease in fed funds sold and resell agreements	793,595	362,229
Net cash activity from acquisitions and divestitures	24	—
Net increase in interest bearing balances due from other financial institutions	(1,274)	(3,867)
Purchases of premises and equipment	(17,652)	(10,066)
Proceeds from sales of premises and equipment	8,389	2,904
Proceeds from bank-owned and company-owned life insurance death benefit	19	—
Net cash provided by (used in) investing activities	231,123	(270,531)
FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(186,380)	332,490
Net decrease in time deposits	(241,344)	(248,535)
Net decrease in fed funds purchased and repurchase agreements	(5,591)	(24,872)
Proceeds from short-term debt	15,000	—
Repayment of long-term debt	—	(1,305)
Cash dividends paid	(15,150)	(14,777)
Proceeds from exercise of stock options and sales of treasury shares	2,454	1,448
Purchases of treasury stock	(59,386)	(4,086)
Net cash (used in) provided by financing activities	(490,397)	40,363
Decrease in cash and cash equivalents	(249,916)	(183,963)
Cash and cash equivalents at beginning of period	1,669,170	1,674,121
Cash and cash equivalents at end of period	$1,419,254	$1,490,158

Supplemental disclosures:
Income tax refunds	$(1,530)	$(12)
Total interest payments	42,134	39,524
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$27,834	$—
Commitment to fund low-income housing tax credit investments	27,834	—

(1)	For the three months ended March 31, 2019, this line represents the Provision for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2020.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on February 27, 2020 (the Form 10-K).

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2020 and March 31, 2019 (in thousands):

	March 31,
	2020	2019
Due from the FRB	$1,078,701	$1,090,771
Cash and due from banks	340,553	399,387
Cash and cash equivalents at end of period	$1,419,254	$1,490,158

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $30.6 million and $22.7 million at March 31, 2020 and March 31, 2019, respectively.

Per Share Data

Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Basic and diluted net loss per share were the same at March 31, 2020 as the impact of all potentially dilutive shares was anti-dilutive.  Diluted net income per share includes the dilutive effect of 286,418 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at March 31, 2019.

Certain options, restricted stock and restricted stock units issued under employee benefits plans are excluded from the computation of diluted earnings per share because they were anti-dilutive.  At March 31, 2020, all outstanding options, restricted stock and restricted stock units were excluded.  At March 31, 2019, 123,384 stock options were excluded.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, four of the Company’s derivatives are designated in qualifying hedging relationships. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI) and are reclassified to earnings when the hedged transaction affects earnings.

3.  New Accounting Pronouncements

Leases In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases – Accounting Standards Codification (ASC) Topic 842. In January, July, and December 2018 and March 2019, the FASB issued implementation amendments to the February 2016 ASU (collectively, the amended guidance).  The amended guidance changed the accounting treatment of leases, in that lessees recognize most leases on-balance sheet. This increased reported assets and liabilities, as lessees are required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. The amended guidance allows an entity to choose either the effective date, or the beginning of the earliest comparative period presented in the financial statements, as its date of initial application.  The Company adopted the amended guidance on January 1, 2019, using the effective date as the date of initial application.  Adoption of the amended guidance resulted in the recording of a right-of-use asset of $58.2 million and a lease liability of $63.0 million to its Consolidated Balance Sheets as of January 1, 2019.

Credit Losses In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”  In April and November 2019, the FASB issued implementation amendments to the June 2016 ASU (collectively, the amended guidance).  The amended guidance replaced the current incurred loss methodology for recognizing credit losses with a current expected credit loss (CECL) model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The amended guidance broadened the information that an entity must consider in developing its expected credit loss estimates.  Additionally, the updates amended the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The amended guidance required enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The Company adopted the amended guidance on January 1, 2020 using a modified retrospective approach for adoption.  Results for reporting periods beginning after January 1, 2020 are presented under ASC Topic 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported in accordance with previously applicable Generally Accepted Accounting Principles (GAAP).  Upon adoption, the Company recorded a cumulative effect adjustment to the Company’s Consolidated Balance Sheets of $9.0 million as increase to the allowance for credit losses and $7.0 million as a reduction to retained earnings, net of deferred tax balances.  See Note 4, “Loans and Allowance for Credit Losses” for related disclosures.

4.  Loans and Allowance for Credit Losses

The Company adopted the CECL methodology for measuring credit losses as of January 1, 2020.  All disclosures as of and for the three months ended March 31, 2020 are presented in accordance with ASC 326, Financial Instruments – Credit Losses (ASC 326).  The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business.  Commercial loans are made based on the identified cash flows of the borrower and on the underlying collateral provided by the borrower.  The cash flows of the borrower, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts from its customers.

Specialty lending loans include Asset-based and Factoring loans. Asset-based loans are offered primarily in the form of revolving lines of credit to commercial borrowers that do not generally qualify for traditional bank financing.  Asset-based loans are underwritten based primarily upon the value of the collateral pledged to secure the loan, rather than on the borrower’s general financial condition.  The Company utilizes pre-loan due diligence techniques, monitoring disciplines, and loan management practices common within the asset-based lending industry to underwrite loans to these borrowers.  Factoring loans provide working capital through the purchase and/or financing of accounts receivable to borrowers in the transportation industry and to commercial borrowers that do not generally qualify for traditional bank financing.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  The Company requires that an appraisal of the collateral be made at origination and on an as-needed basis, in conformity with current market conditions and regulatory requirements.  The underwriting standards address both owner and non-owner occupied real estate.  Also included in Commercial real estate are Construction loans that are underwritten using feasibility studies, independent appraisal reviews, sensitivity analysis or absorption and lease rates, and financial analysis of the developers and property owners.  Construction loans are based upon estimates of costs and value associated with the complete project.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.  Sources of repayment for these types of loans may be pre-committed permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their repayment being sensitive to interest rate changes, governmental regulation of real property, economic conditions, and the availability of long-term financing.

Consumer real estate loans, including residential real estate and home equity loans, are underwritten based on the borrower’s loan-to-value percentage, collection remedies, and overall credit history.

Consumer loans are underwritten based on the borrower’s repayment ability.  The Company monitors delinquencies on all of its consumer loans and leases.  The underwriting and review practices combined with the relatively small loan amounts that are spread across many individual borrowers, minimizes risk.  Consumer loans and leases that are 90 days past due or more are considered non-performing.

Credit cards include both commercial and consumer credit cards.  Commercial credit cards are generally unsecured and are underwritten with criteria similar to commercial loans, including an analysis of the borrower’s cash flow, available business capital, and overall credit-worthiness of the borrower.  Consumer credit cards are underwritten based on the borrower’s repayment ability.  The Company monitors delinquencies on all of its consumer credit cards and periodically reviews the distribution of FICO scores relative to historical periods to monitor credit risk on its consumer credit card loans.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$8,663	$34	$42,613	$51,310	$5,901,054	$5,952,364
Specialty lending	—	—	1,455	1,455	521,970	523,425
Commercial real estate	7,180	115	46,379	53,674	5,230,113	5,283,787
Consumer real estate	1,282	154	5,521	6,957	1,437,554	1,444,511
Consumer	124	23	184	331	146,390	146,721
Credit cards	2,175	1,885	808	4,868	368,739	373,607
Leases and other	—	—	69	69	225,226	225,295
Total loans	$19,424	$2,211	$97,029	$118,664	$13,831,046	$13,949,710

	December 31, 2019
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$10,491	$250	$25,592	$36,333	$5,805,669	$5,842,002
Asset-based	—	—	—	—	292,231	292,231
Factoring	—	—	—	—	170,560	170,560
Commercial – credit card	760	52	24	836	181,402	182,238
Real estate:
Real estate – construction	3,933	—	95	4,028	838,318	842,346
Real estate – commercial	3,365	36	24,030	27,431	4,301,293	4,328,724
Real estate – residential	485	—	2,748	3,233	930,043	933,276
Real estate – HELOC	544	—	2,798	3,342	474,809	478,151
Consumer:
Consumer – credit card	1,835	1,681	803	4,319	222,423	226,742
Consumer – other	81	50	257	388	133,086	133,474
Leases	—	—	—	—	1,978	1,978
Total loans	$21,494	$2,069	$56,347	$79,910	$13,351,812	$13,431,722

The Company sold consumer real estate loans with proceeds of $75.7 million and $21.3 million in the secondary market without recourse during the three months ended March 31, 2020 and March 31, 2019, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $97.0 million and $56.3 million at March 31, 2020 and December 31, 2019, respectively.  Restructured loans totaled $14.3 million and $19.8 million at March 31, 2020 and December 31, 2019, respectively.  Loans 90 days past due and still accruing interest amounted to $2.2 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2020.  Nonaccrual loans with no related allowance for credit losses totaled $68.2 million at March 31, 2020.

The following table provides the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at March 31, 2020 (in thousands):

	March 31, 2020
	Non- Accrual Loans	Amortized Cost of Non-Accrual Loans with no related Allowance
Loans
Commercial and industrial	$42,613	$22,102
Specialty lending	1,455	1,011
Commercial real estate	46,379	38,495
Consumer real estate	5,521	5,521
Consumer	184	184
Credit cards	808	808
Leases and other	69	69
Total loans	$97,029	$68,190

Amortized Cost

The following disclosure is presented in accordance with ASC 326.

The following table provides a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of March 31, 2020 (in thousands):

	March 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$955,311	$1,012,606	$660,657	$267,071	$235,386	$186,903	$2,429,565	$10,701	$5,758,200
Agriculture	967	12,068	3,946	6,332	4,556	1,949	148,744	—	178,562
Overdrafts	—	—	—	—	—	—	15,602	—	15,602
Total Commercial and industrial	956,278	1,024,674	664,603	273,403	239,942	188,852	2,593,911	10,701	5,952,364
Specialty lending:
Asset-based lending	8,503	61,289	—	—	—	—	286,844	—	356,636
Factoring	—	—	—	—	—	—	166,789	—	166,789
Total Specialty lending	8,503	61,289	—	—	—	—	453,633	—	523,425
Commercial real estate:
Owner-occupied	89,443	426,334	300,415	237,437	175,338	290,695	30,328	17,368	1,567,358
Non-owner-occupied	111,865	566,992	288,939	267,792	263,488	279,534	69,403	73,130	1,921,143
Farmland	22,470	75,807	54,607	52,831	92,875	77,722	50,267	177	426,756
5+ Multi-family	7,257	110,450	48,822	91,199	119,504	11,714	1,770	—	390,716
1-4 Family construction	—	—	—	—	—	—	40,463	—	40,463
General construction	7,750	4,807	5,857	936	548	2,957	910,394	4,102	937,351
Total Commercial real estate	238,785	1,184,390	698,640	650,195	651,753	662,622	1,102,625	94,777	5,283,787
Consumer real estate:
HELOC	17,606	23,227	13,430	454	86	2,916	419,468	—	477,187
First lien: 1-4 family	119,235	358,923	110,014	126,240	111,528	118,687	1,412	—	946,039
Junior lien: 1-4 family	2,298	9,308	3,559	2,267	1,201	2,361	291	—	21,285
Total Consumer real estate	139,139	391,458	127,003	128,961	112,815	123,964	421,171	—	1,444,511
Consumer:
Revolving line	—	—	—	—	—	85	85,927	—	86,012
Auto	4,314	13,670	5,117	3,110	1,553	1,036	—	—	28,800
Other	1,245	8,509	3,156	638	1,271	355	16,735	—	31,909
Total Consumer	5,559	22,179	8,273	3,748	2,824	1,476	102,662	—	146,721
Credit cards:
Consumer	—	—	—	—	—	—	203,318	—	203,318
Commercial	—	—	—	—	—	—	170,289	—	170,289
Total Credit cards	—	—	—	—	—	—	373,607	—	373,607
Leases and other:
Leases	—	557	—	833	—	769	—	—	2,159
Other	586	12,693	9,470	3,444	2,414	5,889	188,640	—	223,136
Total Leases and other	586	13,250	9,470	4,277	2,414	6,658	188,640	—	225,295
Total loans	$1,348,850	$2,697,240	$1,507,989	$1,060,584	$1,009,748	$983,572	$5,236,249	$105,478	$13,949,710

Accrued interest on loans totaled $44.1 million as of March 31, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivables.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans, net charge-offs, non-performing loans, and general economic conditions.

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. The loan ratings are summarized into the following categories:  Non-watch list, Watch, Special Mention, Substandard, and Doubtful.  Any loan not classified in one of the categories described below is considered to be a Non-watch list loan.  A description of the general characteristics of the loan rating categories is as follows:

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

•

Doubtful – This rating represents an asset that has all the weaknesses inherent in an asset classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage of strengthening the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, or perfecting liens.

Commercial and industrial

A discussion of the credit quality indicators that impact each type of collateral securing Commercial and industrial loans is included below:

Equipment, accounts receivable, and inventory General commercial and industrial loans are secured by working capital assets and non-real estate assets.  The general purpose of these loans is for financing capital expenditures and current operations for commercial and industrial entities.  These assets are short-term in nature.  In the case of accounts receivable and inventories, the repayment of debt is reliant upon converting assets into cash or through goods and services being sold and collected.  Collateral based-risk is due to aged short-term assets, which can be indicative of underlying issues with the borrower and lead to the value of the collateral being overstated.

Agriculture Agricultural loans are secured by non-real estate agricultural assets.  These include shorter-term assets such as equipment, crops, and livestock.  The risks associated with loans to finance crops or livestock include the borrower’s ability to successfully raise and market the commodity.  Adverse weather conditions and other natural perils can dramatically affect farmers’ or ranchers’ production and ability to service debt.  Volatile commodity prices present another significant risk for agriculture borrowers.  Market price volatility and production cost volatility can affect both revenues and expenses.

Overdrafts Commercial overdrafts are typically short-term and unsecured.  Some commercial borrowers tie their overdraft obligation to their line of credit, so any draw on the line of credit will satisfy the overdraft.

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2020 (in thousands):

	March 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list	$889,106	$970,210	$608,207	$249,951	$198,513	$182,297	$2,231,968	$6,191	$5,336,443
Watch	28,487	17,722	40,462	6,142	25,592	3,224	82,337	—	203,966
Special Mention	97	408	2,366	2,251	9,240	624	27,778	3,990	46,754
Substandard	37,621	24,127	9,622	2,947	2,041	719	87,157	520	164,754
Doubtful	—	139	—	5,780	—	39	325	—	6,283
Total Equipment/Accounts Receivable/Inventory	$955,311	$1,012,606	$660,657	$267,071	$235,386	$186,903	$2,429,565	$10,701	$5,758,200
Agriculture
Non-watch list	$832	$10,113	$3,374	$2,991	$3,982	$1,769	$102,899	$—	$125,960
Watch	135	161	532	144	503	45	12,223	—	13,743
Special Mention	—	475	22	163	22	—	3,285	—	3,967
Substandard	—	1,319	18	3,034	49	135	30,337	—	34,892
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$967	$12,068	$3,946	$6,332	$4,556	$1,949	$148,744	$—	$178,562

Specialty lending

A discussion of the credit quality indicators that impact each type of collateral securing Specialty loans is included below:

Asset-based lending General asset-based loans are secured by accounts receivable, inventory, equipment, and real estate.  The purpose of these loans is for financing current operations for commercial customers.  The repayment of debt is reliant upon collection of the accounts receivable within 30 to 90 days or converting assets into cash or through goods and services being sold and collected.  The Company tracks each individual borrower credit risk based on their loan to collateral position.  Any borrower position where the underlying value of collateral is below the fair value of the loan is considered out-of-margin and inherently higher risk.

Factoring General factoring loans are secured by accounts receivable.  The purpose of these loans is for financing current operations for trucking or other commercial customers.  The repayment of debt is reliant upon collection of the accounts receivable within 30 to 90 days.  The Company tracks each individual borrower credit risk based on their loan to collateral position.  Any borrower that has experienced a position where the underlying value of collateral is below the fair value of the loan is considered out-of-margin and inherently higher risk.

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2020 (in thousands):

	March 31, 2020
Risk	Asset-based lending	Factoring
In-margin	$350,487	$23,160
Out-of-margin	6,149	143,629
Total	$356,636	$166,789

Commercial real estate

A discussion of the credit quality indicators that impact each type of collateral securing Commercial real estate loans is included below:

Owner-occupied Owner-occupied loans are secured by commercial real estate.  These loans are often longer tenured and susceptible to multiple economic cycles.  The loans rely on the owner-occupied operations to service debt which cover a broad spectrum of industries.  Real estate debt can carry a significant amount of leverage for a borrower to maintain.

Non-owner-occupied Non-owner-occupied loans are secured by commercial real estate.  These loans are often longer tenured and susceptible to multiple economic cycles.  The key element of risk in this type of lending is the cyclical nature of real estate markets.  Although national conditions affect the overall real estate industry, the effect of national conditions on local markets is equally important.  Factors such as unemployment rates, consumer demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas.  In addition to geographic considerations, markets can be defined by property type.  While all sectors are influenced by economic conditions, some sectors are more sensitive to certain economic factors than others.

Farmland Farmland loans are secured by real estate used for agricultural purposes such as crop and livestock production. Assets used as collateral are long-term assets that carry the ability to have longer amortizations and maturities.  Longer terms carry the risk of added susceptibility to market conditions. The limited purpose of some Agriculture-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge.

5+ Multi-family 5+ multi-family loans are secured by a multi-family residential property. The primary risks associated with this type of collateral are largely driven by economic conditions. The national and local market conditions can change with unemployment rates or competing supply of multi-family housing.   Tenants may not be able to afford their housing or have better options and this can result in increased vacancy.  Rents may need to be lowered to fill apartment units.  Increased vacancy and lower rental rates not only drive the borrower’s ability to repay debt but also contribute to how the collateral is valued.

1-4 Family construction 1-4 family construction loans are secured by 1-4 family residential real estate and are in the process of construction or improvements being made. The predominant risk inherent to this portfolio is the risk associated with a borrower’s ability to successfully complete a project on time and within budget. Market conditions also play an important role in understanding the risk profile.  Risk from adverse changes in market conditions from the start of development to completion can result in deflated collateral values

General construction General construction loans are secured by commercial real estate in process of construction or improvements being made and their repayment is dependent on the collateral’s completion.  Construction lending presents unique risks not encountered in term financing of existing real estate. The predominant risk inherent to this portfolio is the risk associated with a borrower’s ability to successfully complete a project on time and within budget.  Commercial properties under construction are susceptible to market and economic conditions.  Demand from prospective customers may erode after construction begins because of a general economic slowdown or an increase in the supply of competing properties.

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2020 (in thousands):

	March 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Owner-occupied
Non-watch list	$84,399	$418,347	$252,193	$203,728	$166,497	$281,410	$18,351	$17,368	$1,442,293
Watch	—	6,398	35,581	—	—	502	—	—	42,481
Special Mention	—	990	6,327	1,722	2,100	1,987	43	—	13,169
Substandard	5,044	599	6,314	31,987	6,102	6,796	11,934	—	68,776
Doubtful	—	—	—	—	639	—	—	—	639
Total Owner-occupied	$89,443	$426,334	$300,415	$237,437	$175,338	$290,695	$30,328	$17,368	$1,567,358
Non-owner-occupied
Non-watch list	$111,681	$566,241	$288,939	$260,214	$260,735	$273,040	$69,403	$73,130	$1,903,383
Watch	—	300	—	7,578	1,983	5,105	—	—	14,966
Special Mention	—	—	—	—	—	1,329	—	—	1,329
Substandard	184	451	—	—	770	60	—	—	1,465
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$111,865	$566,992	$288,939	$267,792	$263,488	$279,534	$69,403	$73,130	$1,921,143
Farmland
Non-watch list	$20,730	$56,685	$31,484	$38,394	$65,139	$34,394	$27,597	$177	$274,600
Watch	123	3,727	15,251	6,299	5,294	26,809	19,193	—	76,696
Special Mention	—	—	1,220	510	1,462	507	205	—	3,904
Substandard	1,617	15,395	6,652	7,628	20,980	16,012	3,272	—	71,556
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$22,470	$75,807	$54,607	$52,831	$92,875	$77,722	$50,267	$177	$426,756
5+ Multi-family
Non-watch list	$7,257	$107,990	$48,822	$89,850	$111,374	$11,714	$1,770	$—	$378,777
Watch	—	—	—	1,349	—	—	—	—	1,349
Special Mention	—	2,460	—	—	6,269	—	—	—	8,729
Substandard	—	—	—	—	1,861	—	—	—	1,861
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$7,257	$110,450	$48,822	$91,199	$119,504	$11,714	$1,770	$—	$390,716
1-4 Family construction
Non-watch list	$—	$—	$—	$—	$—	$—	$40,463	$—	$40,463
Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$—	$—	$—	$—	$—	$—	$40,463	$—	$40,463
General construction
Non-watch list	$6,828	$4,713	$5,689	$936	$548	$2,957	$907,000	$4,102	$932,773
Watch	617	—	—	—	—	—	—	—	617
Special Mention	305	—	—	—	—	—	—	—	305
Substandard	—	—	168	—	—	—	3,394	—	3,562
Doubtful	—	94	—	—	—	—	—	—	94
Total General construction	$7,750	$4,807	$5,857	$936	$548	$2,957	$910,394	$4,102	$937,351

Consumer real estate

A discussion of the credit quality indicators that impact each type of collateral securing Consumer real estate loans is included below:

HELOC HELOC loans are revolving lines of credit secured by 1-4 family residential property. The primary risk is the borrower’s inability to repay debt.  Revolving notes are often associated with HELOCs that can be secured by real estate without a 1st lien priority.  Collateral is susceptible to market volatility impacting home values or economic downturns.

First lien: 1-4 family First lien 1-4 family loans are secured by a first lien on 1-4 family residential property. These term loans carry longer maturities and amortizations.  The longer tenure exposes the borrower to multiple economic cycles, coupled with longer amortizations that result in smaller principal reduction early in the life of the loan. Collateral is susceptible to market volatility impacting home values.

Junior lien: 1-4 family Junior lien 1-4 family loans are secured by a junior lien on 1-4 family residential property. The Company’s primary risk is the borrower’s inability to repay debt and not being in a priority lien position. Collateral is susceptible to market volatility impacting home values or economic downturns.

A borrower is considered non-performing if the Company has ceased the recognition of interest and the loan is placed on non-accrual.  Charge-offs and borrower performance are tracked on a loan origination vintage basis. Certain vintages, based on their maturation cycle, could be at higher risk due to collateral-based risk factors.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2020 (in thousands):

	March 31, 2020
Risk	HELOC	First lien: 1-4 family	Junior lien: 1-4 family
Performing	$473,836	$943,957	$21,196
Nonperforming:
2020	—	—	—
2019	190	138	—
2018	130	78	49
2017	208	1,072	—
2016	144	472	24
Prior to 2016	2,679	322	16
Total	$477,187	$946,039	$21,285

Consumer

A discussion of the credit quality indicators that impact each type of collateral securing Consumer loans is included below:

Revolving line Consumer Revolving lines of credit are secured by consumer assets other than real estate.  The primary risk associated with this collateral is related to market volatility and the value of the underlying financial assets.

Auto Direct consumer auto loans are secured by new and used consumer vehicles.  The primary risk with this collateral class is the rate at which the collateral depreciates.

Other This category includes Other consumer loans made to an individual.  The primary risk for this category is for those loans where the loan is unsecured.  This collateral type also includes other unsecured lending such as consumer overdrafts.

A borrower is considered non-performing if the Company has ceased the recognition of interest and the loan is placed on non-accrual.  Charge-offs and borrower performance are tracked on a loan origination vintage basis. Certain vintages, based on their maturation cycle, could be at higher risk due to collateral-based risk factors.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2020 (in thousands):

	March 31, 2020
Risk	Revolving line	Auto	Other
Performing	$85,888	$28,744	$31,905
Nonperforming:
2020	—	—	—
2019	—	55	—
2018	—	—	—
2017	124	—	4
2016	—	—	—
Prior to 2016	—	1	—
Total	$86,012	$28,800	$31,909

Credit cards

A discussion of the credit quality indicators that impact Credit card loans is included below:

Consumer Consumer credit card loans are revolving loans made to individuals.  The primary risk associated with this collateral class is credit card debt is generally unsecured; therefore, repayment depends primarily on a borrower’s willingness and capacity to repay. The highly competitive environment for credit card lending provides consumers with ample opportunity to hold several credit cards from different issuers and to pay only minimum monthly payments on outstanding balances. In such an environment, borrowers may become over-extended and unable to repay, particularly in times of an economic downturn or a personal catastrophic event.

The consumer credit card portfolio is segmented by borrower payment activity.  Transactors are defined as accounts that pay off their balance by the end of each statement cycle.  Revolvers are defined as an account that carries a balance from statement cycle to the next.  These accounts incur monthly finance charges, and, sometimes, late fees.  Revolvers are inherently higher risk and are tracked by FICO score.

Commercial Commercial credit card loans are revolving loans made to small and commercial businesses.   The primary risk associated with this collateral class is credit card debt is generally unsecured; therefore, repayment depends primarily on a borrower’s willingness and capacity to repay. Borrowers may become over-extended and unable to repay, particularly in times of an economic downturn or a catastrophic event.

The commercial credit card portfolio is segmented by current and past due payment status.  A borrower is past due after 30 days.  In general, commercial credit card customers do not have incentive to hold a balance resulting in paying interest on credit card debt as commercial customers will typically have other debt obligations with lower interest rates in which they can utilize for capital.

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of March 31, 2020 (in thousands):

March 31, 2020
Risk	Consumer
Transactor accounts	$48,428
Revolver accounts (by FICO score):
Less than 600	9,795
600-619	3,642
620-639	6,569
640-659	11,654
660-679	19,194
680-699	20,566
700-719	19,869
720-739	18,228
740-759	14,799
760-779	9,994
780-799	7,894
800-819	5,590
820-839	4,558
840+	2,538
Total	$203,318

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of March 31, 2020 (in thousands):

March 31, 2020
Risk	Commercial
Current	$157,772
Past Due	12,517
Total	$170,289

Leases and other

A discussion of the credit quality indicators that impact each type of collateral securing Leases and other loans is included below:

Leases Leases are either loans to individuals for household, family and other personal expenditures or are loans related to all other direct financing and leveraged leases on property for leasing to lessees other than for household, family and other personal expenditure purposes.  Leases to individuals are secured by the lease between the lessor and the lessee. All other leases are secured by the lease between the lessor and the lessee. These assignments grant the creditor a security interest in the rent stream from any lease, an important source of cash to pay the note in case of the borrower’s default.

Other Other loans are loans that are obligations of states and political subdivisions in the U.S., loans to non-depository financial institutions, loans for purchasing or carrying securities, or all other non-consumer loans.  Risk associated with other loans is tied to the underlying collateral by each type of loan.  Collateral is generally equipment, account receivable, inventory, 1-4 family residential construction and susceptible to the same risks mentioned with those collateral types previously.  Other risks consist of collateral that is secured by the stock of the non-depository financial institution, which can be unlisted stock with a limited market for the stock or volatility of asset values driven by market performance.

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2020 (in thousands):

	March 31, 2020
Risk	Leases	Other
Non-watch list	$2,159	$222,234
Watch	—	700
Special Mention	—	—
Substandard	—	202
Doubtful	—	—
Total	$2,159	$223,136

The following disclosures are presented under previously applicable GAAP.

The description of the general characteristics of the loan rating categories is as described above, however in the prior period disclosures the Substandard loan rating category may also include loans where the collection of full principal is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity.  Non-performing loans include restructured loans on non-accrual and all other non-accrual loans.

This table provides an analysis of the credit risk profile of each loan class at December 31, 2019 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	December 31, 2019
	Commercial	Asset-based	Factoring	Real estate – construction	Real estate – commercial
Non-watch list	$5,380,205	$230,526	$127,310	$837,836	$4,078,673
Watch	257,040	—	—	175	110,530
Special Mention	91,020	34,640	1,376	307	28,020
Substandard	113,737	27,065	41,874	4,028	111,501
Total	$5,842,002	$292,231	$170,560	$842,346	$4,328,724

Credit Exposure

Credit Risk Profile Based on Payment Activity

	December 31, 2019
	Commercial – credit card	Real estate – residential	Real estate – HELOC	Consumer – credit card	Consumer – other	Leases
Performing	$182,214	$926,312	$468,228	$225,939	$132,414	$1,978
Non-performing	24	6,964	9,923	803	1,060	—
Total	$182,238	$933,276	$478,151	$226,742	$133,474	$1,978

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Loans are charged off against the allowance when management believes the loan balance becomes uncollectible.  Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in portfolio industry-based segmentation, risk rating and FICO score changes, prepayment assumptions, changes in environmental conditions, or other relevant factors.  For economic forecasts, the Company uses the Moody’s baseline scenario.  The Company has developed a dynamic reasonable and supportable forecast period that ranges from one to three years and changes based on economic conditions.  Due to current economic conditions, the Company’s reasonable and supportable forecast period is one year.  After the reasonable and supportable forecast period, the Company reverts to historical losses.  The reversion method applied to each portfolio can either be cliff or straight-line over four periods.  The method is determined by loss specific data at the end of the reasonable and supportable forecast period.

The ACL is measured on a collective (pool) basis when similar risk characteristics exists.  The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods.  The Company’s portfolio segmentation consists of Commercial and industrial, Specialty lending, Commercial real estate, Consumer real estate, Consumer, Credit cards, Leases and other, and Held-to-maturity securities.  Multiple modeling techniques are used to measure credit losses based on the portfolio.

The Commercial & industrial and Leases and other segments are measured using a probability of default and loss given default method.  Primary risk drivers within the segment are risk ratings of the individual loans along with changes of macro-economic variables such as unemployment, the 2-Year Treasury Rate, and farm income.

Collateral positions for Specialty lending loans are continuously monitored by the Company and the borrower is required to continually adjust the amount of collateral securing the loan.  Credit losses are measured for any position where the amortized cost basis is greater than the fair value of the collateral.

The Commercial real estate segment is measured using a probability of default and loss given default method.  Primary risk drivers within the segment are risk ratings of the individual loans, along with changes of macro-economic variables, such as unemployment, interest rates, construction activity, farm income, and vacancy rates.

The Consumer real estate and Consumer segments are measured using an origination vintage loss rate method.  The primary risk driver within the segments is year of origination along with changes of macro-economic variables such as unemployment and the home price index.

The Credit card segment contains both consumer and commercial credit cards.  Consumer credit cards are measured using a probability of default and loss given default method.  Primary risk drivers within the segment are FICO ratings of the individual card holders along with changes of macro-economic variables such as unemployment and retail sales.  Commercial credit cards are measured using roll-rate loss rate method based on days past due.

The Held-to-maturity (HTM) securities segment is measured using a loss rate method based on historical bond rating transitions.  Primary risk drivers within the segment are bond ratings in the portfolio along with changes of macro-economic conditions.  For further discussion on these securities, including the aging and amortized cost balance of HTM securities, see Note 5, “Securities.”

See the credit quality indicators presented previously for a summary of current risk in the Company’s portfolio.  Changes in economic forecasts will affect all portfolio segments, updated financial records from borrowers will affect portfolio segments by risk rating, updated FICO scores will affect consumer credit cards, payment performance will affect consumer and commercial credit card portfolio segments, and updated bond credit ratings will affect held-to-maturity securities.  The Company actively monitors all credit quality indicators for risk changes that will influence the current estimate.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.  The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (TDR) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

Credit card receivables do not have stated maturities.  In determining the estimated life of a credit card receivable, management first estimates the future cash flows expected to be received and then applies those expected future cash flows to the credit card balance.  Expected credit losses for credit cards are determined by estimating the amount and timing of principal payments expected to be received as payment for the balance outstanding as of the reporting period until the expected payments have been fully allocated.  The ACL is recorded for the excess of the balance outstanding as of the reporting period over the expected principal payments.

Loans that do not share risk characteristics are evaluated on an individual basis.  Loans evaluated individually are excluded from the collective evaluation.  When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.  All loans are considered collateral dependent if placed on non-accrual or are considered to be a TDR.

A loan modification is considered a TDR when a concession has been granted to a debtor experiencing financial difficulties.  The allowance for credit loss on a TDR is measured using the discounted cash flow method.  When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original effective interest rate of the loan.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Charge-offs	(1,315)	—	(6,062)	(13)	(248)	(2,126)	—	(9,764)	—	(9,764)
Recoveries	1,476	—	21	14	97	484	—	2,092	—	2,092
Provision	55,381	856	24,559	1,401	704	3,812	1,172	87,885	115	88,000
Ending balance	$122,532	$3,549	$35,395	$4,177	$1,127	$18,823	$2,308	$187,911	$3,235	$191,146

This table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31, 2019
	Commercial	Real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$80,888	$13,664	$9,071	$12	$103,635
Charge-offs	(11,163)	(114)	(2,467)	—	(13,744)
Recoveries	626	73	721	—	1,420
Provision	9,981	767	1,603	(1)	12,350
Ending balance	$80,332	$14,390	$8,928	$11	$103,661
Ending balance: individually evaluated for impairment	$5,547	$101	$—	$—	$5,648
Ending balance: collectively evaluated for impairment	74,785	14,289	8,928	11	98,013
Loans:
Ending balance: loans	$6,261,244	$5,928,139	$355,538	$4,811	$12,549,732
Ending balance: individually evaluated for impairment	37,493	21,197	349	—	59,039
Ending balance: collectively evaluated for impairment	6,223,751	5,906,942	355,189	4,811	12,490,693

Collateral Dependent Financial Assets

The following disclosure is presented in accordance with ASC 326.

This table provides the amortized cost balance of financial assets considered collateral dependent as of March 31, 2020 (in thousands):

	March 31, 2020
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$34,636	$6,607	$14,125
Agriculture	7,977	—	7,977
Total Commercial and industrial	42,613	6,607	22,102
Specialty lending:
Asset-based lending	907	—	907
Factoring	548	41	104
Total Specialty lending	1,455	41	1,011
Commercial real estate:
Owner-occupied	32,561	21	27,389
Non-owner-occupied	1,221	—	1,221
Farmland	9,316	—	9,316
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,489	595	777
Total Commercial real estate	46,587	616	38,703
Consumer real estate:
HELOC	3,351	—	3,351
First lien: 1-4 family	2,082	—	2,082
Junior lien: 1-4 family	268	81	175
Total Consumer real estate	5,701	81	5,608
Consumer:
Revolving line	124	—	124
Auto	56	—	56
Other	4	—	4
Total Consumer	184	—	184
Leases and other:
Leases	—	—	—
Other	69	—	69
Total Leases and other	69	—	69
Total loans	$96,609	$7,345	$67,677

Impaired Loans

The following disclosure is presented under previously applicable GAAP.

This table provides an analysis of impaired loans by class at December 31, 2019 (in thousands):

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

Troubled Debt Restructurings

A loan modification is considered a TDR when a concession has been granted to a debtor experiencing financial difficulties.  The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions.  These modifications allow the debtor short-term cash relief to allow them to improve their financial condition.  The Company’s TDRs are considered collateral dependent and evaluated as part of the allowance for credit loss as described above in the Allowance for Credit Losses section of this note.

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of March 31, 2020 and March 31, 2019.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three-month periods ended March 31, 2020 and March 31, 2019, the Company had no new TDRs.  For the three-month periods ended March 31, 2020 and March 31, 2019, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

For the three-month period ended March 31, 2020, the Company had one loan modification for $7 thousand due to the effects of Coronavirus Disease 2019 (COVID-19) which was not identified as a TDR, consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.  The Company anticipates additional loans to be restructured due to the effects of COVID-19 in the coming periods that will not be identified as TDRs.  See further discussion of the impacts of COVID-19 on the Company’s consolidated financial statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$30,549	$1,056	$—	$31,605
U.S. Agencies	94,195	6,421	—	100,616
Mortgage-backed	4,067,786	171,441	(4,578)	4,234,649
State and political subdivisions	2,980,676	114,292	(1,276)	3,093,692
Corporates	179,974	1,368	(2,453)	178,889
Total	$7,353,180	$294,578	$(8,307)	$7,639,451

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$63,835	$408	$(165)	$64,078
U.S. Agencies	89,867	3,154	—	93,021
Mortgage-backed	4,030,688	58,184	(17,078)	4,071,794
State and political subdivisions	2,954,276	78,867	(3,226)	3,029,917
Corporates	185,314	3,259	(21)	188,552
Total	$7,323,980	$143,872	$(20,490)	$7,447,362

The following table presents contractual maturity information for securities available for sale at March 31, 2020 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$225,943	$226,438
Due after 1 year through 5 years	842,108	852,880
Due after 5 years through 10 years	580,312	594,772
Due after 10 years	1,637,031	1,730,712
Total	3,285,394	3,404,802
Mortgage-backed securities	4,067,786	4,234,649
Total securities available for sale	$7,353,180	$7,639,451

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2020, proceeds from the sales of securities available for sale were $84.4 million compared to $53.3 million for the same period in 2019.  Securities transactions resulted in gross realized gains of $1.2 million and $809 thousand for the three months ended March 31, 2020 and 2019, respectively. There were no gross realized losses for either the three months ended March 31, 2020 or 2019.

Securities available for sale with a fair value of $6.0 billion at March 31, 2020 and $5.8 billion at December 31, 2019 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of these amounts, securities with a market value of $979.2 million and $481.2 million at March 31, 2020 and December 31, 2019, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $32.5 million as of March 31, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available for sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019 (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2020	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Agencies	1	4,406	—	—	—	—	1	4,406	—
Mortgage-backed	36	159,593	(4,079)	10	34,227	(499)	46	193,820	(4,578)
State and political subdivisions	184	127,235	(1,267)	4	1,158	(9)	188	128,393	(1,276)
Corporates	63	96,594	(2,453)	—	—	—	63	96,594	(2,453)
Total	284	$387,828	$(7,799)	14	$35,385	$(508)	298	$423,213	$(8,307)

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$19,863	$(165)	$19,863	$(165)
U.S. Agencies	—	—	—	—	—	—
Mortgage-backed	947,415	(5,236)	517,824	(11,842)	1,465,239	(17,078)
State and political subdivisions	361,440	(3,084)	27,501	(142)	388,941	(3,226)
Corporates	13,685	(21)	—	—	13,685	(21)
Total	$1,322,540	$(8,341)	$565,188	$(12,149)	$1,887,728	$(20,490)

The unrealized losses in the Company’s investments in U.S. Treasury securities, U.S. Agency securities, Government Sponsored Entity (GSE) mortgage-backed securities, State and political subdivisions, and Corporates were caused by changes in interest rates, and not from a decline in credit of the underlying issuers. The U.S. Treasury, U.S. Agency, and GSE mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.  For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  For both the State and political subdivision and Corporate portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis.  The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. As of March 31, 2020, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to declining interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  As of March 31, 2020, there is no ACL related to the Company’s AFS securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at March 31, 2020 and December 31, 2019, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$14,151	$20	$—	$14,171
Due after 1 year through 5 years	93,532	2,785	(135)	96,182
Due after 5 years through 10 years	414,223	11,534	(760)	424,997
Due after 10 years	592,254	22,230	(2,925)	611,559
Total state and political subdivisions	$1,114,160	$36,569	$(3,820)	$1,146,909
Allowance for credit losses	(3,235)
Total state and political subdivisions, net of allowance for credit losses	$1,110,925

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$15,323	$5	$(60)	$15,268
Due after 1 year through 5 years	100,623	374	(699)	100,298
Due after 5 years through 10 years	394,591	389	(8,400)	386,580
Due after 10 years	605,565	494	(25,860)	580,199
Total state and political subdivisions	$1,116,102	$1,262	$(35,019)	$1,082,345

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 31, 2020 or 2019.

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019, respectively (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$20,357	$(384)	$113,935	$(3,436)	$134,292	$(3,820)
Total	$20,357	$(384)	$113,935	$(3,436)	$134,292	$(3,820)

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)
Total	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following table shows the amortized cost basis by credit rating of the Company’s held to maturity investments at March 31, 2020 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
March 31, 2020	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$8,998	$394,082	$597,984	$22,519	$685	$12,576	$1,036,844
Utilities	—	57,349	19,967	—	—	—	77,316
Total state and political subdivisions	$8,998	$451,431	$617,951	$22,519	$685	$12,576	$1,114,160

Competitive held-to-maturity securities include not-for-profit enterprises that provide an public functions such as housing, higher education or healthcare, but do so in a competitive environment. It also includes project financings that can have relatively high enterprise risk, such as deals backed by revenues from sports or convention facilities or start-up transportation ventures.

Utilities are public enterprises providing essential services with a monopoly or near-monopoly over the service area. This includes environmental utilities (water, sewer, solid waste), power utilities (electric distribution and generation, gas), and transportation utilities (airports, parking, toll roads, mass transit, ports).

All held to maturity securities were current and not past due at March 31, 2020.

Accrued interest on securities held to maturity totaled $6.5 million as of March 31, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available for sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

Trading Securities

There were net unrealized gains on trading securities of $150 thousand and $52 thousand at March 31, 2020 and March 31, 2019, respectively.  Net unrealized gains/losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $17.6 million and $14.6 million at March 31, 2020 and December 31, 2019, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at March 31, 2020 and December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,252	$—	$—	$33,252
Other securities – non-marketable	99,543	2,428	(29)	101,942
Total Other securities	$132,795	$2,428	$(29)	$135,194

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – non-marketable	69,868	5,295	(5)	75,158
Total Other securities	$103,130	$5,295	$(5)	$108,420

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. Also included in other non-marketable securities are equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  The fair value of other non-marketable securities includes alternative investment securities of $5.6 million at March 31, 2020 and $7.0 million at December 31, 2019. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2020 and December 31, 2019 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2020	$59,419	$51,332	$70,116	$180,867
Balances as of March 31, 2020	$59,419	$51,332	$70,116	$180,867

Balances as of January 1, 2019	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2019	$59,419	$51,332	$70,116	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,928	$139,987
Accumulated amortization	47,607	66,541	114,148
Net carrying amount	$2,452	$23,387	$25,839

	As of December 31, 2019
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,952	$140,011
Accumulated amortization	47,140	65,274	112,414
Net carrying amount	$2,919	$24,678	$27,597

During the year ended December 31, 2019, the Company acquired two corporate trust business with aggregate customer relationship intangibles of $18.1 million. During the three months ended March 31, 2020, the Company recorded a $24 thousand post-closing purchase adjustment related to one of these acquisitions.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2020	2019
Aggregate amortization expense	$1,734	$1,327

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2020	$4,678
For the year ending December 31, 2021	5,408
For the year ending December 31, 2022	4,468
For the year ending December 31, 2023	3,750
For the year ending December 31, 2024	2,965

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2020 and December 31, 2019, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2020
	Remaining Contractual Maturities of the Agreements
	Overnight	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$1,664,427	$202,930	$500	$1,867,857
Total repurchase agreements	$1,664,427	$202,930	$500	$1,867,857

	As of December 31, 2019
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$1,753,870	$110,765	$1,864,635
Total repurchase agreements	$1,753,870	$110,765	$1,864,635

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Prior to 2020, the Company had the following four Business Segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.  In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the core businesses, products and services are currently being evaluated by management.  The Company’s Healthcare Services leadership structure and financial performance assessments are now included in the Institutional Banking segment, and accordingly, the reportable segments were realigned to reflect these changes.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2020.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

The following summaries provide information about the activities of each Business Segment:

Commercial Banking serves the commercial banking and treasury management needs of the small to middle-market businesses through a variety of products and services. Such services include commercial loans, commercial real estate financing, commercial credit cards, letters of credit, loan syndication services, and consultative services. In addition, our specialty lending group offers a variety of business solutions including asset-based lending, accounts receivable financing, mezzanine debt and minority equity investments.  Treasury management services include depository services, account reconciliation and cash management tools such as, accounts payable and receivable solutions, electronic funds transfer and automated payments, controlled disbursements, lockbox services and remote deposit capture services.

Institutional Banking is a combination of banking services, fund services, asset management services and healthcare services provided to institutional clients.  This segment also provides fixed income sales, trading and underwriting, corporate trust and escrow services, as well as institutional custody.  Institutional Banking includes UMB Fund Services, which provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody, and alternative investment services.  Healthcare services provides healthcare payment solutions including custodial services for health savings accounts (HSAs) and private label, multipurpose debit cards to insurance carriers, third-party administrators, software companies, employers, and financial institutions.

Personal Banking combines consumer banking and wealth management services offered to clients and delivered through personal relationships and the Company’s bank branches, ATM network and internet banking.  Products offered include deposit accounts, retail credit cards, installment loans, home equity lines of credit, residential mortgages and small business loans.  The range of client services extends from a basic checking account to estate planning and trust services and includes private banking, brokerage services, and insurance services in addition to a full spectrum of investment advisory, trust, and custody services.

Business Segment Information

Business Segment financial results for the three months ended March 31, 2020 and March 31, 2019 were as follows (in thousands):

	Three Months Ended March 31, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$106,948	$33,036	$33,957	$173,941
Provision for credit losses	82,220	275	5,505	88,000
Noninterest income	11,240	61,952	25,232	98,424
Noninterest expense	59,043	68,453	61,123	188,619
(Loss) income before taxes	(23,075)	26,260	(7,439)	(4,254)
Income tax (benefit) expense	(4,421)	5,032	(1,426)	(815)
Net (loss) income	$(18,654)	$21,228	$(6,013)	$(3,439)
Average assets	$11,609,000	$9,006,000	$5,425,000	$26,040,000

	Three Months Ended March 31, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$99,814	$31,752	$32,302	$163,868
Provision for credit losses	10,329	286	1,735	12,350
Noninterest income	23,181	55,850	28,351	107,382
Noninterest expense	66,820	65,398	58,408	190,626
Income before taxes	45,846	21,918	510	68,274
Income tax expense	7,071	3,380	79	10,530
Net income	$38,775	$18,538	$431	$57,744
Average assets	$10,448,000	$7,013,000	$5,393,000	$22,854,000

9.  Revenue Recognition

The following is a description of the principal activities from which the Company generates revenue that are within the scope of ASC Topic 606, Revenue from Contracts with Customers:

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

Service charges on deposits – Service charges on deposit accounts represent monthly analysis fees recognized for the services related to customer deposit accounts, including account maintenance and depository transactions processing fees.  Commercial Banking and Institutional Banking depository accounts charge fees in accordance with the customer’s pricing schedule while Personal Banking account holders are generally charged a flat service fee per month.  Deposit service charges for the healthcare accounts included in the Institutional Banking segment are priced according to either standard pricing schedules with individual account holders or according to service agreements between the Company and employer groups or third party administrators.  The Company satisfies the performance obligation related to providing depository accounts monthly as transactions are processed and deposit service charge revenue is recorded monthly.  These fees are recognized within all Business Segments.

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended March 31, 2020 and March 31, 2019, the Company had approximately $8.4 million and $8.3 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2020.  Total receivables from revenue recognized under the scope of ASC 606 were $55.6 million and $58.0 million as of March 31, 2020 and December 31, 2019, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of revenue according to revenue stream and Business Segment for the three months ended March 31, 2020 and March 31, 2019.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2020 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.  Disaggregated revenue is as follows (in thousands):

	Three Months Ended March 31, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$31,262	$15,738	$—	$47,000
Trading and investment banking	—	656	—	1,067	1,723
Service charges on deposit accounts	6,892	15,607	2,539	43	25,081
Insurance fees and commissions	—	—	259	—	259
Brokerage fees	59	7,590	2,211	—	9,860
Bankcard fees	14,988	4,724	4,990	(8,157)	16,545
Gains on sales of securities available for sale, net	—	—	—	1,227	1,227
Other	400	438	713	(4,822)	(3,271)
Total Noninterest income	$22,339	$60,277	$26,450	$(10,642)	$98,424

	Three Months Ended March 31, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$26,689	$15,268	$—	$41,957
Trading and investment banking	—	128	—	5,453	5,581
Service charges on deposit accounts	7,461	11,077	2,708	35	21,281
Insurance fees and commissions	—	—	338	—	338
Brokerage fees	48	5,422	1,773	—	7,243
Bankcard fees	14,488	5,525	5,115	(8,061)	17,067
Gains on sales of securities available for sale, net	—	—	—	809	809
Other	339	339	871	11,557	13,106
Total Noninterest income	$22,336	$49,180	$26,073	$9,793	$107,382

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	March 31,	December 31,
	2020	2019
Commitments to extend credit for loans (excluding credit card loans)	$7,254,024	$7,409,338
Commitments to extend credit under credit card loans	3,285,687	3,188,905
Commercial letters of credit	5,320	4,460
Standby letters of credit	301,416	299,933
Forward contracts	218,750	58,287
Spot foreign exchange contracts	4,375	1,980

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company.  The ACL on off-balance sheet credit exposures is adjusted as a provision for off-balance sheet reserve located in Other expense within Noninterest expense in the Company’s Consolidated Statements of Income.  The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  The estimate is based on expected utilization rates by portfolio segment.  Utilization rates are influenced by historical trends and current conditions.   The expected utilization rates are applied to the total commitment to determine the expected amount to be funded.  The allowance for off-balance sheet credit exposure is calculated by applying portfolio segment expected credit loss rates to the expected amount to be funded.

The following categories of off-balance sheet credit exposures have been identified:

Revolving Lines of Credit: includes commercial, construction, agriculture, personal, and home-equity. Risks inherent to revolving lines of credit often are related to the susceptibility of an individual or business experiencing unpredictable cash flow or financial troubles, thus leading to payment default. During these financial troubles, the borrower could have less than desirable assets collateralizing the revolving line of credit.  The financial strain the borrower is experiencing could lead to drawing against the line without the ability to pay the line down.

Non-Revolving Lines of Credit: includes commercial and personal.  Lines that do not carry a revolving feature are generally associated with a specific expenditure or project, such as to purchase equipment or the construction of real estate. The predominate risk associated with non-revolving lines is the diversion of funds for other expenditures.  If funds get diverted, the contributory value to collateral suffers.

Letters of Credit: incudes standby letters of credit.  Generally, a standby letter of credit is established to provide assurance to the beneficiary that the applicant will perform certain obligations arising out of a separate transaction between the beneficiary and applicant. These obligations might be the performance of a service or delivery of a product.  If the obligations are not met, it gives the beneficiary, the right to draw on the letter of credit.

As of March 31, 2020, the ACL for off-balance sheet credit exposures was $3.0 million and was recorded in the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2020 and December 31, 2019.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2020	2019	2020	2019
Interest Rate Products:
Derivatives not designated as hedging instruments	$112,603	$47,458	$10,435	$5,997
Derivatives designated as hedging instruments	32,744	7,818	2	—
Total	$145,347	$55,276	$10,437	$5,997

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of March 31, 2020 and December 31, 2019, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.  This swap had a notional amount of $5.2 million and $5.3 million as of March 31, 2020 and December 31, 2019, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of March 31, 2020 and December 31, 2019, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both March 31, 2020 and December 31, 2019.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  As of March 31, 2020 and December 31, 2019, the Company had one interest rate floor with a notional amount of $750.0 million that was designated as a cash flow hedge of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s derivatives. The Company expects to reclassify $1.2 million from AOCI to Interest expense and $4.0 million from AOCI to Interest income during the next 12 months.  As of March 31, 2020, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 16.47 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2020, the Company had 146 interest rate swaps with an aggregate notional amount of $2.0 billion related to this program.  As of December 31, 2019, the Company had 142 interest rate swaps with an aggregate notional amount of $1.9 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Interest Rate Products
Derivatives not designated as hedging instruments	$(259)	$(873)
Total	$(259)	$(873)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(203)	$(58)
Fair value adjustments on hedged items	202	59
Total	$(1)	$1

This table provides a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	For the Three Months Ended March 31, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$24,934	$29,296	$(4,362)	$(636)	$—	$(636)
Interest rate swaps	(10,409)	(10,409)	—	(132)	(132)	—
Total	$14,525	$18,887	$(4,362)	$(768)	$(132)	$(636)

	For the Three Months Ended March 31, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Gain Reclassified from AOCI into Earnings Excluded Component
Interest rate swaps	$(2,088)	$(2,088)	$—	$5	$5	$—
Total	$(2,088)	$(2,088)	$—	$5	$5	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $257 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2020, the Company had posted $373 thousand of collateral. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement at March 31, 2020
Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$3,477	$—	$3,477	$—
Mortgage-backed	5	—	5	—
State and political subdivisions	35,259	—	35,259	—
Corporates	5,243	5,243	—	—
Trading – other	17,193	17,193	—	—
Trading securities	61,177	22,436	38,741	—
U.S. Treasury	31,605	31,605	—	—
U.S. Agencies	100,616	—	100,616	—
Mortgage-backed	4,234,649	—	4,234,649	—
State and political subdivisions	3,093,692	—	3,093,692	—
Corporates	178,889	178,889	—	—
Available for sale securities	7,639,451	210,494	7,428,957	—
Company-owned life insurance	47,726	—	47,726	—
Bank-owned life insurance	282,562	—	282,562	—
Derivatives	145,347	—	145,347	—
Total	$8,176,263	$232,930	$7,943,333	$—
Liabilities
Derivatives	$10,437	$—	$10,437	$—
Securities sold not yet purchased	17,631	—	17,631	—
Total	$28,068	$—	$28,068	$—

	Fair Value Measurement at December 31, 2019
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$1,246	$—	$1,246	$—
Mortgage-backed	392	—	392	—
State and political subdivisions	21,764	—	21,764	—
Corporates	5,649	5,649	—	—
Trading – other	16,567	16,567	—	—
Trading securities	45,618	22,216	23,402	—
U.S. Treasury	64,078	64,078	—	—
U.S. Agencies	93,021	—	93,021	—
Mortgage-backed	4,071,794	—	4,071,794	—
State and political subdivisions	3,029,917	—	3,029,917	—
Corporates	188,552	188,552	—	—
Available for sale securities	7,447,362	252,630	7,194,732	—
Company-owned life insurance	63,900	—	63,900	—
Bank-owned life insurance	280,709	—	280,709	—
Derivatives	55,276	—	55,276	—
Total	$7,892,865	$274,846	$7,618,019	$—
Liabilities
Derivatives	$5,997	$—	$5,997	$—
Securities sold not yet purchased	14,599	—	14,599	—
Total	$20,596	$—	$20,596	$—

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

Assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement at March 31, 2020 Using
Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Three Months Ended March 31
Collateral dependent assets	$21,587	$—	$—	$21,587	$(6,607)
Other real estate owned	3	—	—	3	—
Total	$21,590	$—	$—	$21,590	$(6,607)

	Fair Value Measurement at December 31, 2019 Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$5,139	$—	$—	$5,139	$3,973
Other real estate owned	55	—	—	55	7
Total	$5,194	$—	$—	$5,194	$3,980

Valuation methods for instruments measured at fair value on a non-recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Collateral Dependent Assets/Impaired loans With the adoption of CECL, collateral dependent assets are assets evaluated as part of the ACL on an individual basis.  Those assets for which there is an associated allowance are considered financial assets measured at fair value on a non-recurring basis.  Prior to the adoption of CECL, loans identified as impaired were considered financial assets measured at fair value on a non-recurring basis.  The valuation method for collateral dependent assets and impaired loans is the same.  Adjustments are recorded on certain assets to reflect write-downs that are based on the external appraised value of the underlying collateral.  The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued.  In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of the collateral dependent assets and impaired loans are reviewed on a quarterly basis.  Because many of these inputs are not observable, the measurements are classified as Level 3.

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	Fair Value Measurement at March 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,234,557	$1,449,807	$784,750		$2,234,557
Securities available for sale	7,639,451	210,494	7,428,957		7,639,451
Securities held to maturity (exclusive of allowance for credit losses)	1,114,160	—	1,146,909		1,146,909
Trading securities	61,177	22,436	38,741		61,177
Other securities	135,194	—	135,194		135,194
Loans (exclusive of allowance for credit losses)	13,959,295	—	14,291,643		14,291,643
Derivatives	145,347	—	145,347		145,347
FINANCIAL LIABILITIES
Demand and savings deposits	20,190,500	20,190,500	—		20,190,500
Time deposits	985,020	—	992,339		992,339
Other borrowings	1,905,917	23,060	1,882,857		1,905,917
Long-term debt	121,582	—	137,078		137,078
Derivatives	10,437	—	10,437		10,437
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1,463
Commercial letters of credit					13
Standby letters of credit					956

	Fair Value Measurement at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,276,794	$1,701,449	$1,575,345	$—	$3,276,794
Securities available for sale	7,447,362	252,630	7,194,732	—	7,447,362
Securities held to maturity	1,116,102	—	1,082,345	—	1,082,345
Trading securities	45,618	22,216	23,402	—	45,618
Other securities	108,420	—	108,420	—	108,420
Loans (exclusive of allowance for loan loss)	13,439,525	—	13,601,595	—	13,601,595
Derivatives	55,276	—	55,276	—	55,276
FINANCIAL LIABILITIES
Demand and savings deposits	20,376,880	20,376,880	—	—	20,376,880
Time deposits	1,226,364	—	1,226,646	—	1,226,646
Other borrowings	1,896,508	31,873	1,864,635	—	1,896,508
Long-term debt	97,490	—	97,831	—	97,831
Derivatives	5,997	—	5,997	—	5,997
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,908
Commercial letters of credit					113
Standby letters of credit					2,966

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity Fair value of held-to-maturity securities are estimated by discounting the future cash flows using current market rates.

Other securities Amount consists of FRB and FHLB stock held by the Company, PCM equity-method investments, and other miscellaneous investments.  The carrying amount of the FRB and FHLB stock equals its fair value because the shares can only be redeemed by the FRB and FHLB at their carrying amount. For PCM non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).  Other non-marketable securities are carried at cost, which approximates fair value.

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at March 31, 2020 and December 31, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month period ended March 31, 2020.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;
•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;
•	mergers, acquisitions, or dispositions, including the Company’s ability to integrate acquisitions and divest assets;
•	the adequacy of the Company’s succession planning for key executives or other personnel;
•	the Company’s ability to grow revenue, control expenses, or attract and retain qualified employees;
•	natural disasters, war, terrorist activities, pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environments in which the Company operates;
•

adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects; or

•

other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Form 10-Q, in the Risk Factors (Item 1A) in the Form 10-K, or in any of the Company’s quarterly or current reports.

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

Overview

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic.  Such impacts have included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the first quarter of 2020, the most notable financial impacts to the Company’s results of operations included higher provision expense for credit losses primarily as a result of deterioration in macroeconomic variables such as unemployment, which are incorporated into our economic forecasts utilized to calculate our allowance for credit losses. Additionally, as a result of market conditions, the valuation of our equity securities portfolio has declined.

In response to the COVID-19 pandemic, the Company has taken a number of actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. Approximately eighty percent of the Company’s associates are working remotely.  Those associates that continue to be required to work in branch or office locations are being paid supplemental hazard pay. The Company has also increased purchases of computer hardware to support a remote workforce, as well as incurred additional cleaning and janitorial expense to disinfect branch and office locations.  The Company is also actively working with customers impacted by the economic downturn, offering payment deferrals and other loan modifications.  Additionally, as of the date of this filing, the Company has processed over 3,000 applications for more than $1.4 billion in loans under the Paycheck Protection Program administered by the Small Business Administration.

In light of volatility in the capital markets and economic disruptions, the Company continues to carefully monitor its capital and liquidity position. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL's effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company is electing this alternative option instead of the one described in the December 2018 rule previously issued by banking agencies. The Company continues to anticipate that it will have sufficient capital levels to meet all applicable regulatory capital requirements.

The COVID-19 pandemic and shelter-in-place mandates have also necessitated certain actions related to the way the Company operates its business. As noted above, the Company transitioned most of its workforce off-site or to work-from-home to help mitigate health risks. The Company is also carefully monitoring the activities of its vendors and other third-party service providers to mitigate the risks associated with any potential service disruptions. The length of time it may be required to operate under such circumstances and future degrees of disruption remain uncertain. While the Company has not experienced material adverse disruptions to its internal operations due to the pandemic, it continues to review evolving risks and developments.

The Company has detailed the impact of the COVID-19 pandemic in each applicable section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” included below.

The Company focuses on the following strategic objectives to guide its efforts to achieve its vision, to deliver the unparalleled customer experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the first quarter of 2020, total revenue remained flat as compared to the first quarter of 2019, while noninterest expense decreased 1.1 percent for the same period.  The decrease in noninterest expense is primarily driven by a significant decline in deferred compensation expense but is partially offset by an increase in equipment expense.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the first quarter of 2020, the Company had an increase in net interest income of $10.1 million, or 6.1 percent, from the same period in 2019. The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets.  These changes were offset by the recent interest rate reductions.  Average loan balances increased $1.3 billion, or 10.7 percent compared to the same period in 2019. The funding for these assets was driven primarily by a 14.6 percent increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased 23 basis points compared to the same period in 2019.  The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income decreased $9.0 million, or 8.3 percent, to $98.4 million for the three months ended March 31, 2020, compared to the same period in 2019.  This change is primarily due to a significant decrease in the market value of company-owned life insurance and is discussed in greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At March 31, 2020, noninterest income represented 36.1 percent of total revenues, compared to 39.6 percent at March 31, 2019.  The recent economic changes have impacted fee income, especially those with assets tied to market values.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At March 31, 2020, the Company had $2.7 billion in total shareholders’ equity.  This is an increase of $312.6 million, or 13.3 percent, compared to total shareholders’ equity at March 31, 2019.  At March 31, 2020, the Company had a total risk-based capital ratio of 13.12 percent.  The Company repurchased 1.0 million shares of common stock at an average price of $53.79 per share during the first quarter of 2020.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2020.  The changes identified in the summary are explained in greater detail below.  The Company recorded a net loss of $3.4 million for the three-month period ended March 31, 2020, compared to net income of $57.7 million for the same period a year earlier.  This represents a 106.0 decrease over the three-month period ended March 31, 2019.  Basic losses per share for the first quarter of 2020 was $0.07 per share ($0.07 per share fully-diluted) compared to earnings of $1.19 per share ($1.18 per share fully-diluted) for the first quarter of 2019.  Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2020 were (0.05) and (0.51) percent, respectively, compared to 1.02 and 10.48 percent, respectively, for the three-month period ended March 31, 2019.

Net interest income for the three-month period ended March 31, 2020 increased $10.1 million, or 6.1 percent, compared to the same period in 2019.  For the three-month period ended March 31, 2020, average earning assets increased by $3.0 billion, or 14.1 percent, compared to the same period in 2019.  Net interest margin, on a tax-equivalent basis, decreased to 2.97 percent for the three-month period ended March 31, 2020, compared to 3.20 percent for the same period in 2019.

The provision for credit losses increased by $75.7 million to $88.0 million for the three-month period ended March 31, 2020, as compared to the same period in 2019.  This change is the result of the adoption of the CECL standard and applying this methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic downturn related to the COVID-19 pandemic.  The Company’s nonperforming loans increased $33.8 million to $97.0 million at March 31, 2020, compared to March 31, 2019, and increased $40.7 million, compared to December 31, 2019.  The allowance for credit losses on loans as a percentage of total loans increased to 1.35 percent as of March 31, 2020, compared to 0.83 percent at March 31, 2019.  For a description of the Company’s methodology for computing the allowance for credit losses, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income decreased by $9.0 million, or 8.3 percent, for the three-month period ended March 31, 2020, compared to the same period in 2019.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense decreased by $2.0 million, or 1.1 percent, for the three-month period ended March 31, 2020, compared to the same period in 2019.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three-month period ended March 31, 2020 increased $10.1 million, or 6.1 percent, compared to the same period in 2019.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2020 decreased nine basis points as compared to the same period in 2019.  Net interest margin for the three months ended March 31, 2020 decreased by 23 basis points compared to the same period in 2019.  The changes are primarily due to favorable volume variance on loans and securities and favorable rate variances on interest-bearing deposits, offset by unfavorable rate variances on earning assets.  These interest rate variances have led to a small increase in interest income and a large decrease in interest expense, resulting in an increase in the Company’s net interest income during 2020 as compared to results for the same period in 2019.  The changes compared to last year have been impacted by the recent short-term interest rate cuts.  The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic.  It will also be impacted by the Company’s active participation as a lender in the Paycheck Protection Program administered by the Small Business Administration.  This program is one of the centerpieces of the recently passed CARES Act.  As of the date of this filing, the Company has processed more than 3,000 applications in excess of $1.4 billion as part of this program.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company the remainder of the year.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.47 percent for the three-month period ended March 31, 2020 and 3.99 percent for the same period in 2019.

	Three Months Ended March 31,
	2020		2019
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$13,616,566	4.46%	$12,303,154	5.18%
Securities:
Taxable	4,694,418	2.33	4,301,121	2.39
Tax-exempt	4,063,042	3.05	3,623,164	2.93
Total securities	8,757,460	2.67	7,924,285	2.64
Federal funds and resell agreements	1,224,196	1.79	521,422	2.82
Interest-bearing due from banks	826,963	1.30	662,050	2.39
Other earning assets	48,102	5.84	46,408	4.40
Total earning assets	24,473,287	3.58	21,457,319	4.10
Allowance for credit losses	(112,751)		(105,444)
Other assets	1,679,390		1,502,277
Total assets	$26,039,926		$22,854,152
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$14,330,150	0.83%	$12,733,114	1.21%
Federal funds and repurchase agreements	2,030,385	1.26	1,554,570	2.16
Borrowed funds	111,591	4.89	82,416	6.60
Total interest-bearing liabilities	16,472,126	0.91	14,370,100	1.34
Noninterest-bearing demand deposits	6,495,611		5,989,215
Other liabilities	351,237		259,244
Shareholders' equity	2,720,952		2,235,593
Total liabilities and shareholders' equity	$26,039,926		$22,854,152
Net interest spread		2.67%		2.76%
Net interest margin		2.97		3.20

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $913.9 million for the three-month period ended March 31, 2020 compared to the same period in 2019.  The benefit from interest-free funds decreased by 14 basis points in the three-month period due to decreased yields on earning assets, offset by a decrease in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2020 and 2019
	Volume	Rate	Total
Change in interest earned on:
Loans	$16,475	$(22,710)	$(6,235)
Securities:
Taxable	2,458	(637)	1,821
Tax-exempt	2,732	975	3,707
Federal funds sold and resell agreements	3,536	(1,709)	1,827
Interest-bearing due from banks	833	(2,069)	(1,236)
Trading	23	197	220
Interest income	26,057	(25,953)	104
Change in interest incurred on:
Interest-bearing deposits	4,450	(12,552)	(8,102)
Federal funds purchased and repurchase agreements	2,131	(4,014)	(1,883)
Other borrowed funds	414	(398)	16
Interest expense	6,995	(16,964)	(9,969)
Net interest income	$19,062	$(8,989)	$10,073

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2020	2019	Change
Average earning assets	$24,473,287	$21,457,319	$3,015,968
Interest-bearing liabilities	16,472,126	14,370,100	2,102,026
Interest-free funds	$8,001,161	$7,087,219	$913,942
Free funds ratio (interest free funds to average earning assets)	32.69%	33.03%	(0.34)%
Tax-equivalent yield on earning assets	3.58	4.10	(0.52)
Cost of interest-bearing liabilities	0.91	1.34	(0.43)
Net interest spread	2.67	2.76	(0.09)
Benefit of interest-free funds	0.30	0.44	(0.14)
Net interest margin	2.97%	3.20%	(0.23)%

Provision and Allowance for Credit Losses

The allowance for credit losses (ACL) represents management’s judgment of the total expected losses included in the Company’s loan portfolio as of the balance sheet date.  The Company’s process for recording the ACL is based on the evaluation of the Company’s lifetime historical loss experience, management’s understanding of the credit quality inherent in the loan portfolio, and the impact of the current economic environment, coupled with reasonable and supportable economic forecasts.

A mathematical calculation of an estimate is made to assist in determining the adequacy and reasonableness of management’s recorded ACL.  To develop the estimate, the Company follows the guidelines in ASC Topic 326, Financial Instruments – Credit Losses.  The estimate reserves for assets held at amortized cost and any related credit deterioration in the Company’s available-for-sale debt security portfolio.  Assets held at amortized cost include the Company’s loan book and held-to-maturity security portfolio.

The process involves the consideration of quantitative and qualitative factors relevant to the specific segmentation of loans.  These factors have been established over decades of financial institution experience and include economic observation and loan loss characteristics.  This process is designed to produce a lifetime estimate of the losses, at a reporting date, that includes evaluation of historical loss experience, current economic conditions, reasonable and supportable forecasts, and the qualitative framework outlined by the Office of the Comptroller of the Currency in the published 2006 Interagency Policy Statement.  This process allows management to take a holistic view of the recorded ACL reserve and ensure that all significant and pertinent information is considered.

The Company considers a variety of factors to ensure the safety and soundness of its estimate including a strong internal control framework, extensive methodology documentation, credit underwriting standards which encompass the Company’s desired risk profile, model validation, and ratio analysis.  If the Company’s total ACL estimate, as determined in accordance with the approved ACL methodology, is either outside a reasonable range based on review of economic indicators or by comparison of historical ratio analysis, the ACL estimate is an outlier and management will investigate the underlying reason(s).  Based on that investigation, issues or factors that previously had not been considered may be identified in the estimation process, which may warrant adjustments to estimated credit losses.

The ending result of this process is a recorded consolidated ACL that represents management’s best estimate of the total expected losses included in the loan portfolio, held-to-maturity securities, and credit deterioration in available-for-sale securities.

Based on the factors above, management of the Company recorded $88.0 million as provision for credit losses for the three-month period ended March 31, 2020, compared to $12.4 million for the same period in 2019.  As illustrated in Table 3 below, the ACL on loans increased to 1.35 percent of total loans as of March 31, 2020, compared to 0.83 percent of total loans as of March 31, 2019.

Table 3 presents a summary of the Company’s ACL for the three months ended March 31, 2020 and 2019, and for the year ended December 31, 2019.  Net charge-offs were $7.7 million for the three months ended March 31, 2020, compared to $12.3 million for the same period in 2019.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2020	2019	2019
Allowance - January 1	$101,788	$103,635	$103,635
Cumulative effect adjustment(1)	9,030	—	—
Provision for credit losses	88,000	12,350	32,850
Charge-offs:
Commercial and industrial	(1,315)	(125)	(19,267)
Specialty lending	—	(11,000)	(16,813)
Commercial real estate	(6,062)	(70)	(392)
Consumer real estate	(13)	(43)	(52)
Consumer	(248)	(216)	(909)
Credit cards	(2,126)	(2,290)	(8,647)
Leases and other	—	—	—
Total charge-offs	(9,764)	(13,744)	(46,080)
Recoveries:
Commercial and industrial	1,476	520	3,579
Specialty lending	—	6	3,992
Commercial real estate	21	22	738
Consumer real estate	14	51	384
Consumer	97	145	509
Credit cards	484	676	2,181
Leases and other	—	—	—
Total recoveries	2,092	1,420	11,383
Net charge-offs	(7,672)	(12,324)	(34,697)
Allowance for credit losses - end of period	$191,146	$103,661	$101,788
Allowance for credit losses on loans	$187,911	$103,661	$101,788
Allowance for credit losses on held to maturity securities	3,235	N/A(1)	N/A(1)
Loans at end of period, net of unearned interest	13,949,710	12,549,732	13,431,722
Held to maturity securities at end of period	1,114,160	1,147,947	1,116,102
Total assets at amortized cost	15,063,870	13,697,679	14,547,824
Average loans, net of unearned interest	13,609,726	12,301,655	12,759,387
Allowance for credit losses on loans to loans at end of period	1.35%	0.83%	0.76%
Allowance for credit losses - end of period to total assets at amortized cost	1.27%	N/A(1)	N/A(1)
Allowance as a multiple of net charge-offs	6.19x	2.07x	2.93x
Net charge-offs to average loans	0.23%	0.41%	0.27%
(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates.  Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates.

The Company offers multiple fee-based products and services, which management believes will more closely align with customer demands.  The Company is currently emphasizing fee-based products and services including trust and securities processing, bankcard, securities trading and brokerage, and cash and treasury management.

Management believes that it can offer these products and services both efficiently and profitably, as most have common platforms and support structures.

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2020	2019	20-19	20-19
Trust and securities processing	$47,000	$41,957	$5,043	12.0%
Trading and investment banking	1,723	5,581	(3,858)	(69.1)
Service charges on deposits	25,081	21,281	3,800	17.9
Insurance fees and commissions	259	338	(79)	(23.4)
Brokerage fees	9,860	7,243	2,617	36.1
Bankcard fees	16,545	17,067	(522)	(3.1)
Gains on sales of securities available for sale, net	1,227	809	418	51.7
Other	(3,271)	13,106	(16,377)	(>100.0)
Total noninterest income	$98,424	$107,382	$(8,958)	(8.3)%

Noninterest income decreased by $9.0 million, or 8.3 percent, during the three months ended March 31, 2020, compared to the same period in 2019.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three-month period ended March 31, 2020, compared to the same period last year, was primarily due to an increase in corporate trust and fund services revenues.  Corporate trust revenue increased $2.7 million, or 44.5 percent, and fund services revenue increased $1.8 million, or 9.2 percent, compared to the same period in 2019.  Wealth management revenue increased $0.5 million, or 2.9 percent, compared to the same period in 2019.  The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended March 31, 2020 decreased $3.9 million, or 69.1 percent, compared to the same period in 2019.  This decrease was driven by a decrease in the market valuations of investments in the Company’s trading portfolio primarily driven by the market decline in March related to the COVID-19 pandemic.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended March 31, 2020 increased by $3.8 million, or 17.9 percent, compared to the same period in 2019.  This increase was primarily driven by income related to healthcare customer transfer and conversion fees recorded in the first quarter.  Service charge income could be impacted by various programs related to the recent COVID-19 pandemic.

Brokerage fees for the three-month period ended March 31, 2020, increased $2.6 million, or 36.1 percent, compared to the same period in 2019.  These increases were driven by higher money market balances and the related 12b-1 fees.  The recent reduction in short-term interest rates will impact the income in this category the remainder of the year.

Other noninterest income for the three-month period ended March 31, 2020, decreased $16.4 million, or 125.0 percent, compared to the same period in 2019.  These decreases were primarily driven by decreases in company-

owned life insurance and derivative income, and partially offset by an increase in equity earnings on alternative investments and gains on sale of other assets.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2020	2019	20-19	20-19
Salaries and employee benefits	$111,060	$116,032	$(4,972)	(4.3)%
Occupancy, net	12,180	11,743	437	3.7
Equipment	21,241	19,684	1,557	7.9
Supplies and services	4,185	3,873	312	8.1
Marketing and business development	4,640	4,913	(273)	(5.6)
Processing fees	13,390	12,132	1,258	10.4
Legal and consulting	6,110	5,633	477	8.5
Bankcard	4,860	4,345	515	11.9
Amortization of other intangible assets	1,734	1,327	407	30.7
Regulatory fees	2,366	2,890	(524)	(18.1)
Other	6,853	8,054	(1,201)	(14.9)
Total noninterest expense	$188,619	$190,626	$(2,007)	(1.1)%

Noninterest expense decreased by $2.0 million, or 1.1 percent, for the three months ended March 31, 2020, compared to the same period in 2019.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits decreased by $5.0 million, or 4.3 percent, for the three months ended March 31, 2020 compared to the same period in 2019.  Employee benefits expense decreased $15.5 million, or 56.6 percent, for the three months ended March 31, 2020, compared to the same period in 2019 driven by lower deferred compensation expense.  Salaries and wages increased $6.1 million, or 9.0 percent, and bonus and commission expense increased $4.5 million, or 21.2 percent, for the three months ended March 31, 2020, compared to the same period in 2019.

Equipment expense increased $1.6 million, or 7.9 percent, for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to higher equipment maintenance and software costs.

Processing fees expense increased $1.3 million, or 10.4 percent, for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to system investments to support growth across the Company’s business lines.

Legal and consulting expense increased $477 thousand, or 8.5 percent, for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the timing of multiple projects.

Other noninterest expense decreased $1.2 million, or 14.9 percent, for the three months ended March 31, 2020, compared to the same period in 2019.  The decrease is primarily due to decreased operating losses and lower derivative expense.

Income Tax Expense

The Company recognized an income tax benefit of $0.8 million, or 19.2 percent, on a pre-tax loss of $4.3 million for the three months ended March 31, 2020 compared to income tax expense of $10.5 million, or 15.4 percent, on pre-tax income of $68.3 million for the same period in 2019.  The amount of tax benefit recorded for the three months ended March 31, 2020 reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of items discrete to the quarter.  The Company’s pre-tax loss for the three months ended March 31, 2020 is expected to be offset by income in 2020.  As such, management has determined it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within the calendar year.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Prior to 2020, the Company had the following four Business Segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.  In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the Company’s core businesses, products and services are currently being evaluated by management.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2020.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$106,948	$99,814	$7,134	7.1%
Provision for credit losses	82,220	10,329	71,891	>100.0
Noninterest income	11,240	23,181	(11,941)	(51.5)
Noninterest expense	59,043	66,820	(7,777)	(11.6)
(Loss) income before taxes	(23,075)	45,846	(68,921)	(>100.0)
Income tax (benefit) expense	(4,421)	7,071	(11,492)	(>100.0)
Net (loss) income	$(18,654)	$38,775	$(57,429)	(>100.0)%

For the three months ended March 31, 2020, Commercial Banking recognized a net loss of $18.7 million, which represents a decrease of $57.4 million, as compared to the same period in 2019.  Net interest income increased $7.1 million, or 7.1 percent, for the three-month period ended March 31, 2020, compared to the same period in 2019, primarily driven by strong loan growth and earning asset mix changes.  Provision for credit losses increased by $71.9 million due to adoption of CECL, coupled with the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income decreased $11.9 million, or 51.5 percent, over the same period in 2019 primarily due to a decrease of $10.8 million in other noninterest income driven by decreased company-owned life insurance income and derivative income. Noninterest expense decreased $7.8 million, or 11.6 percent, to $59.0 million for the three-month period ended March 31, 2020, compared to the same period in 2019.  This decrease was driven by a $9.4 million decrease in technology, service, and overhead expenses.  These decreases were partially offset by an increase of $1.3 million in salary and employee benefits expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$33,036	$31,752	$1,284	4.0%
Provision for credit losses	275	286	(11)	(3.8)
Noninterest income	61,952	55,850	6,102	10.9
Noninterest expense	68,453	65,398	3,055	4.7
Income before taxes	26,260	21,918	4,342	19.8
Income tax expense	5,032	3,380	1,652	48.9
Net income	$21,228	$18,538	$2,690	14.5%

For the three months ended March 31, 2020, Institutional Banking net income increased $2.7 million, or 14.5 percent, compared to the same period last year.  Net interest income increased $1.3 million, or 4.0 percent, compared to the same period last year, due to an increase in deposits and related increase in funds transfer pricing.  Noninterest income increased $6.1 million, primarily due to increases of $4.6 million in trust and securities processing revenue, $4.5 million in service charges on deposit accounts, and $2.2 million in brokerage revenue.  These increases were partially offset by a decrease of $5.4 million in other noninterest income driven by lower company-owned life insurance income. Noninterest expense increased $3.1 million, or 4.7 percent, primarily driven by an increase of $4.9 million in salary and employee benefits expense, partially offset by a decrease of $1.1 million in operational losses as compared to the same period in 2019.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$33,957	$32,302	$1,655	5.1%
Provision for credit losses	5,505	1,735	3,770	>100.0
Noninterest income	25,232	28,351	(3,119)	(11.0)
Noninterest expense	61,123	58,408	2,715	4.6
(Loss) income before taxes	(7,439)	510	(7,949)	(>100.0)
Income tax (benefit) expense	(1,426)	79	(1,505)	(>100.0)
Net (loss) income	$(6,013)	$431	$(6,444)	(>100.0)%

For the three months ended March 31, 2020, Personal Banking recognized a net loss of $6.0 million, which represents a decrease of $6.4 million as compared to the same period last year.  Net interest income increased $1.7 million, or 5.1 percent, compared to the same period last year due to increased loan balances.  Provision for credit losses increased $3.8 million due to adoption of CECL, coupled with the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income decreased $3.1 million, or 11.0 percent, for the same period.  This decrease is primarily driven by a decrease of $5.6 million in other noninterest income due to lower company-owned life insurance income, partially offset by an increase of $1.9 million in equity earnings on alternative investments. Noninterest expense increased $2.7 million, or 4.6 percent, primarily due to an increase of $2.3 million in salary and employee benefits expense.

Balance Sheet Analysis

Total assets of the Company decreased by $316.5 million, or 1.2 percent, as of March 31, 2020, compared to December 31, 2019, primarily due to a decrease in securities purchased under agreements to resell of $790.6 million, or 50.2 percent, and a decrease of $116.2 million, or 9.5 percent, in interest-bearing due from banks, partially offset by an increase in loan balances of $518.0 million, or 3.9 percent, and an increase in AFS securities of $192.1 million, or 2.6 percent.

Total assets of the Company increased $2.7 billion, or 11.4 percent, as of March 31, 2020, compared to March 31, 2019, primarily due to an increase in loan balances of $1.4 billion, or 11.2 percent, an increase in AFS securities of $747.6 million, or 10.8 percent, and an increase in securities purchased under agreements to resell of $525.2 million, or 202.3 percent.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2020	2019	2019
Total assets	$26,244,886	$23,556,760	$26,561,355
Loans, net of unearned interest	13,959,295	12,550,999	13,439,525
Total securities	8,949,982	8,171,198	8,717,502
Interest-bearing due from banks	1,109,254	1,113,470	1,225,491
Total earning assets	24,612,135	21,996,778	24,859,075
Total deposits	21,175,520	19,365,215	21,603,244
Total borrowed funds	2,012,499	1,575,656	1,993,998

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

Actual loan balances totaled $14.0 billion as of March 31, 2020, and increased $519.8 million, or 3.9 percent, compared to December 31, 2019, and increased $1.4 billion, or 11.2 percent, compared to March 31, 2019.  Compared to December 31, 2019, commercial and industrial loans increased $290.9 million, or 5.1 percent, commercial real estate loans increased $140.4 million, or 2.7 percent, and consumer real estate loans increased $50.7 million, or 3.6 percent.  Compared to March 31, 2019, commercial and industrial loans increased $688.0 million, or 13.1 percent, commercial real estate loans increased $619.2 million, or 13.3 percent, and consumer real estate loans increased $221.0 million, or 18.1 percent.  The increase in total loans is driven by the Company’s focus on optimizing the balance sheet, coupled with recent loan demand related to the COVID-19 pandemic.  The size of the Company’s loan portfolio will be impacted by the continued volatility in the markets related to the COVID-19 pandemic.  It will also be impacted by the Company’s active participation as a lender in the Paycheck Protection Program administered by the Small Business Administration.  This program is one of the centerpieces of the recently passed CARES Act.  As of the date of this filing, the Company has processed more than 3,000 applications in excess of $1.4 billion as part of this program.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $8.9 billion as of March 31, 2020, and $8.7 billion as of December 31, 2019, and comprised 36.4 percent and 35.1 percent of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 85.4 percent of the Company’s investment securities portfolio at both March 31, 2020 and December 31, 2019.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 60.6 months at March 31, 2020, compared to 70.9 months at December 31, 2019, and 57.7 months at March 31, 2019.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $6.0 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2020.  Of this amount, securities with a market value of $979.2 million at March 31, 2020 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio, net of the ACL totaled $1.1 billion as of March 31, 2020, a decrease of $5.2 million, or 0.5 percent, from December 31, 2019.  The average life of the HTM portfolio was 6.2 years at March 31, 2020, 6.3 years at December 31, 2019, and 6.9 years at March 31, 2019.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.67 percent for the three months ended March 31, 2020, compared to 2.64 percent for the same period in 2019.

Deposits and Borrowed Funds

Deposits decreased $427.7 million, or 2.0 percent, from December 31, 2019 to March 31, 2020 and increased $1.8 billion, or 9.3 percent, from March 31, 2019 to March 31, 2020.  Total interest-bearing deposits decreased $752.8 million, and non-interest bearing deposits increased $325.1 million from December 31, 2019 to March 31, 2020. Total interest-bearing deposits increased $989.2 million and noninterest-bearing deposits increased $821.1 million from March 31, 2019 to March 31, 2020.

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

Long-term debt totaled $121.6 million at March 31, 2020, compared to $97.5 million as of December 31, 2019, and $81.6 million as of March 31, 2019.  The majority of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had an aggregate carrying value of $70.7 million as of March 31, 2020.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has $50.9 million in contractual equity contribution commitments to various low-income housing investment projects.  These low-income housing investment projects require the Company to invest in an underlying fund that is recorded in Other securities on the Company’s Consolidated Balance Sheets.  The Company receives tax credits over the life of the low-income housing investment projects.  These commitments are included in the Long-term debt line on the Company’s Consolidated Balance Sheets.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the revolving line of credit.  As of March 31, 2020, the Company had an outstanding balance of $15.0 million on this revolving line of credit.  This borrowing is included in the Short-term debt line on the Company’s Consolidated Balance Sheets.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.9 billion at both March 31, 2020 and December 31, 2019, and $1.5 billion at March 31, 2019. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by mix changes in the Company’s balance sheet from the impacts of the COVID-19 pandemic.

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

Total shareholders’ equity was $2.7 billion at March 31, 2020, a $57.0 million increase compared to December 31, 2019, and a $312.6 million increase compared to March 31, 2019.

The Company’s Board of Directors authorized, at its April 28, 2020, April 23, 2019, and April 24, 2018 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the three months ended March 31, 2020 and 2019, the Company acquired 1,020,365 shares and 61,765 shares of its common stock pursuant to the applicable Repurchase Authorization.  During the three months ended March 31, 2020, the Company entered into an agreement with Bank of America (BoA) to repurchase an aggregate of $30.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR).  Under the ASR, the Company repurchased a total of 537,182 shares.  The final settlement of the transactions under the ASR is expected to occur during the second quarter of 2020.  The ASR was entered into pursuant to the April 23, 2019 Repurchase Authorization and the Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.  The Company is not currently engaging in repurchases, other than in connection with the settlement of the ASR.  In the future, it may determine to resume repurchases.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.31 per share quarterly cash dividend payable on July 1, 2020, to shareholders of record at the close of business on June 10, 2020.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.3 billion as of March 31, 2020.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of March 31, 2020.

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

U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company is electing this alternative option instead of the one described in the December 2018 rule.

The Company's capital position as of March 31, 2020 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended
	March 31,
RATIOS	2020	2019
Common equity tier 1 capital ratio	11.90%	12.70%
Tier 1 risk-based capital ratio	11.90	12.70
Total risk-based capital ratio	13.12	13.72
Leverage ratio	8.81	9.65
Return on average assets	(0.05)	1.02
Return on average equity	(0.51)	10.48
Average equity to assets	10.45	9.78

The Company's per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2020	2019
(Losses) earnings - basic	$(0.07)	$1.19
(Losses) earnings - diluted	(0.07)	1.18
Cash dividends	0.31	0.30
Dividend payout ratio	(442.9)%	25.21%
Book value	$55.33	$47.92

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates.  See Note 10, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for detailed information on these arrangements.  The level of the outstanding commitments will be impacted by financial impacts related to the COVID-19 pandemic.

Critical Accounting Policies and Estimates

The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for credit losses, bad debts, investments, financing operations, long-lived assets, taxes, other contingencies, and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Under different assumptions or conditions, actual results may differ from the recorded estimates.

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

Table 11 shows the net interest income increase or decrease over the next two years as of March 31, 2020 and 2019 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	3.3%	3.2%	15.2%	9.4%
200	2.1	1.7	10.6	5.4
100	1.3	0.4	5.8	1.5
Static	—	—	—	—
(100)	(3.5)	(2.5)	(8.5)	(5.8)
(200)	n/a	(4.9)	n/a	(13.9)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	8.1%	8.5%	18.0%	11.3%
200	5.5	5.3	12.7	6.7
100	2.7	2.1	6.7	2.0
Static	—	—	—	—
(100)	(6.4)	(5.2)	(8.9)	(7.1)
(200)	n/a	(11.5)	n/a	(17.1)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $61.2 million as of March 31, 2020, $45.6 million as of December 31, 2019, and $56.0 million as of March 31, 2019.  Securities sold not yet purchased (i.e. short positions) totaled $17.6 million at March 31, 2020, $14.6 million as of December 31, 2019, and $19.8 million at March 31, 2019 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $33.8 million to $97.0 million at March 31, 2020, compared to March 31, 2019, and increased $40.7 million, compared to December 31, 2019.  The increase is primarily due to two credits in the oil and gas and agricultural industries totaling $34.8 million that were placed on nonaccrual during the first quarter of 2020.

The Company had $2.9 million, $3.3 million, and $2.9 million of other real estate owned as of March 31, 2020 and 2019, and December 31, 2019, respectively. Loans past due more than 90 days and still accruing interest totaled $2.2 million as of March 31, 2020, compared to $1.9 million at March 31, 2019 and $2.1 million as of December 31, 2019.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $14.3 million of restructured loans at March 31, 2020, $20.7 million at March 31, 2019, and $19.8 million at December 31, 2019.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2020	2019	2019
Nonaccrual loans	$83,097	$42,984	$36,909
Restructured loans on nonaccrual	13,932	20,286	19,438
Total nonperforming loans	97,029	63,270	56,347
Other real estate owned	2,883	3,285	2,935
Total nonperforming assets	$99,912	$66,555	$59,282
Loans past due 90 days or more	$2,211	$1,874	$2,069
Restructured loans accruing	388	407	392
Allowance for credit losses on loans	187,911	103,661	101,788
Ratios:
Nonperforming loans as a percent of loans	0.70%	0.50%	0.42%
Nonperforming assets as a percent of loans plus other real estate owned	0.72	0.53	0.44
Nonperforming assets as a percent of total assets	0.38	0.28	0.22
Loans past due 90 days or more as a percent of loans	0.02	0.01	0.02
Allowance for credit losses on loans as a percent of loans	1.35	0.83	0.76
Allowance for credit losses on loans as a multiple of nonperforming loans	1.94x	1.64x	1.81x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.6 billion of high-quality securities available for sale as of March 31, 2020.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  At March 31, 2020, $6.0 billion, or 78.5 percent, of the securities available-for-sale were pledged or used as collateral, compared to $5.8 billion, or 77.5 percent, at December 31, 2019.  However, of these amounts, securities with a market value of $979.2 million at March 31, 2020 and $481.2 million at December 31, 2019 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at March 31, 2020 was $10.8 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00 percent above LIBOR or 1.75 percent below the prime rate on the date of an advance.  The Company pays a 0.3 percent unused commitment fee for unused portions of the line of credit.  As of March 31, 2020, the Company had an outstanding balance of $15.0 million on this line of credit.
The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.3 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of March 31, 2020.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings.  In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

The following represents a material change in the Company’s risk factors from those disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic is adversely affecting the Company and its customers, counterparties, employees, and third-party service providers, and the continued adverse impacts on its business, financial position, results of operations, and prospects could be significant.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions. The extent of the impact of the COVID-19 pandemic on the Company’s capital, liquidity, and other financial positions and on its business, results of operations, and prospects will depend on a number of evolving factors, including:

•

The duration, extent, and severity of the COVID-19 pandemic. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the COVID-19 pandemic continue to be impossible to accurately predict.

•

The response of governmental and nongovernmental authorities. The actions of many governmental and nongovernmental authorities have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity.

•

The effect on the Company’s customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, the Company’s credit, operational, and other risks are generally expected to increase.

•

The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting. An economic slowdown could adversely affect the Company’s origination of new loans and the performance of its existing loans. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect the Company’s results of operations and financial condition.

We are unable to estimate the impact of COVID-19 on the Company’s business and operations at this time. The COVID-19 pandemic could cause the Company to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, further reduced demand for its products and services, and other negative impacts on its financial position, results of operations, and prospects. Sustained adverse effects of the COVID-19 pandemic may also prevent the Company from satisfying our minimum regulatory capital ratios and other supervisory requirements, failing to be able to sustain the paying of dividends to its shareholders, or result in downgrades in its credit ratings.

Because of CECL, the Company’s financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, due to the expansion of the time horizon over which it is required to estimate future credit losses under CECL, the Company may experience increased volatility in its future provisions for credit losses. As a result, factoring in COVID-19, the

Company incurred significant provision expense for credit losses in the first quarter of 2020 and may incur significant provision expense for credit losses in future periods as well.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2020.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	14,012	$65.80	14,012	1,979,843
February 1 - February 29, 2020	167,389	64.94	167,389	1,812,454
March 1 - March 31, 2020	838,964	51.37	838,964	973,490
Total	1,020,365	$53.79	1,020,365

On April 23, 2019, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 28, 2020.  On April 28, 2020, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 27, 2021.  The Company has not made any repurchases other than through these Repurchase Authorizations.  The Company is not currently engaging in repurchase, other than in connection with the settlement of the ASR.  In the future, it may determine to resume repurchases.  Other than purchases pursuant to the ASR, all share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

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

10.1	Performance Share Unit Award Agreement with James D. Rine (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2020).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: April 30, 2020