Form 10-Q
period 2020-06-30
UMB FINANCIAL CORP
filed 2020-07-30
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, UMB Financial Corporation had 48,023,910 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Loans	$15,305,097	$13,431,722
Allowance for credit losses on loans(1)	(200,300)	(101,788)
Net loans	15,104,797	13,329,934
Loans held for sale	8,213	7,803
Securities:
Available for sale (amortized cost of $8,116,473 and $7,323,980, respectively)	8,483,624	7,447,362
Held to maturity, net of allowance for credit losses of $3,305 and $0, respectively (fair value of $1,153,833 and $1,082,345, respectively)	1,111,625	1,116,102
Trading securities	51,383	45,618
Other securities	154,206	108,420
Total securities	9,800,838	8,717,502
Federal funds sold and securities purchased under agreements to resell	1,347,643	1,578,345
Interest-bearing due from banks	1,714,478	1,225,491
Cash and due from banks	462,849	472,958
Premises and equipment, net	300,174	300,334
Accrued income	126,962	124,508
Goodwill	180,867	180,867
Other intangibles, net	24,181	27,597
Other assets	682,606	596,016
Total assets	$29,753,608	$26,561,355

LIABILITIES
Deposits:
Noninterest-bearing demand	$8,633,603	$6,944,465
Interest-bearing demand and savings	15,033,643	13,432,415
Time deposits under $250,000	546,089	611,587
Time deposits of $250,000 or more	246,069	614,777
Total deposits	24,459,404	21,603,244
Federal funds purchased and repurchase agreements	1,963,694	1,896,508
Short-term debt	15,000	—
Long-term debt	70,996	70,372
Accrued expenses and taxes	239,254	232,200
Other liabilities	227,865	152,591
Total liabilities	26,976,213	23,954,915

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,021,707 and 49,097,606 shares outstanding, respectively	55,057	55,057
Capital surplus	1,081,713	1,073,764
Retained earnings	1,692,289	1,672,438
Accumulated other comprehensive income, net	284,262	83,180
Treasury stock, 7,035,023 and 5,959,124 shares, at cost, respectively	(335,926)	(277,999)
Total shareholders' equity	2,777,395	2,606,440
Total liabilities and shareholders' equity	$29,753,608	$26,561,355

(1)	As of December 31, 2019, this line represents the Allowance for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans	$140,004	$161,838	$291,030	$319,099
Securities:
Taxable interest	25,870	26,700	53,082	52,091
Tax-exempt interest	24,612	21,988	49,016	42,685
Total securities income	50,482	48,688	102,098	94,776
Federal funds and resell agreements	1,573	2,526	7,025	6,151
Interest-bearing due from banks	398	2,768	3,061	6,667
Trading securities	312	842	966	1,276
Total interest income	192,769	216,662	404,180	427,969
INTEREST EXPENSE
Deposits	11,243	39,516	40,975	77,350
Federal funds and repurchase agreements	1,950	9,347	8,331	17,611
Other	1,347	1,385	2,704	2,726
Total interest expense	14,540	50,248	52,010	97,687
Net interest income	178,229	166,414	352,170	330,282
Provision for credit losses(1)	21,500	11,000	109,500	23,350
Net interest income after provision for credit losses	156,729	155,414	242,670	306,932
NONINTEREST INCOME
Trust and securities processing	46,321	42,903	93,321	84,860
Trading and investment banking	12,851	5,453	14,574	11,034
Service charges on deposit accounts	19,074	20,747	44,155	42,028
Insurance fees and commissions	533	465	792	803
Brokerage fees	5,753	7,077	15,613	14,320
Bankcard fees	12,916	16,439	29,461	33,506
Gains (losses) on sales of securities available for sale, net	4,006	(1,403)	5,233	(594)
Other	19,002	13,717	15,731	26,823
Total noninterest income	120,456	105,398	218,880	212,780
NONINTEREST EXPENSE
Salaries and employee benefits	130,938	114,454	241,998	230,486
Occupancy, net	11,411	11,539	23,591	23,282
Equipment	21,502	18,824	42,743	38,508
Supplies and services	3,785	4,285	7,970	8,158
Marketing and business development	3,284	7,304	7,924	12,217
Processing fees	13,603	13,096	26,993	25,228
Legal and consulting	6,220	7,496	12,330	13,129
Bankcard	4,549	4,701	9,409	9,046
Amortization of other intangible assets	1,658	1,251	3,392	2,578
Regulatory fees	3,211	2,910	5,577	5,800
Other	8,372	7,527	15,225	15,581
Total noninterest expense	208,533	193,387	397,152	384,013
Income before income taxes	68,652	67,425	64,398	135,699
Income tax expense	8,123	10,466	7,308	20,996
NET INCOME	$60,529	$56,959	$57,090	$114,703

PER SHARE DATA
Net income – basic	$1.26	$1.17	1.18	$2.35
Net income – diluted	1.26	1.16	1.18	2.34
Dividends	0.31	0.30	0.62	0.60
Weighted average shares outstanding – basic	47,991,283	48,777,732	48,340,579	48,745,124
Weighted average shares outstanding – diluted	48,077,810	49,039,692	48,491,526	49,018,787

(1)	For the three and six months ended June 30, 2019, this line represents the Provision for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$60,529	$56,959	$57,090	$114,703
Other comprehensive income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	84,885	107,484	249,001	213,918
Less: Reclassification adjustment for (gains) losses included in net income	(4,006)	1,403	(5,233)	594
Change in unrealized gains and losses on debt securities during the period	80,879	108,887	243,768	214,512
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	4,612	(3,061)	19,137	(5,149)
Less: Reclassification adjustment for (gains) losses included in net income	(514)	20	254	15
Change in unrealized gains and losses on derivative hedges	4,098	(3,041)	19,391	(5,134)
Other comprehensive income, before tax	84,977	105,846	263,159	209,378
Income tax expense	(20,105)	(25,590)	(62,077)	(50,979)
Other comprehensive income	64,872	80,256	201,082	158,399
Comprehensive income	$125,401	$137,215	$258,172	$273,102

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – April 1, 2019	$55,057	$1,060,630	$1,531,396	$(17,639)	$(278,601)	$2,350,843
Total comprehensive income	—	—	56,959	80,256	—	137,215
Dividends ($0.30 per share)	—	—	(14,769)	—	—	(14,769)
Purchase of treasury stock	—	—	—	—	(28)	(28)
Forfeitures of equity awards, net of issuances	—	724	—	—	(724)	—
Recognition of equity-based compensation	—	3,717	—	—	—	3,717
Sale of treasury stock	—	85	—	—	113	198
Exercise of stock options	—	145	—	—	469	614
Balance – June 30, 2019	$55,057	$1,065,301	$1,573,586	$62,617	$(278,771)	$2,477,790

Balance – April 1, 2020	$55,057	$1,073,089	$1,646,751	$219,390	$(330,846)	$2,663,441
Total comprehensive income	—	—	60,529	64,872	—	125,401
Dividends ($0.31 per share)	—	—	(14,991)	—	—	(14,991)
Purchase of treasury stock	—	5,115	—	—	(5,188)	(73)
Forfeitures of equity awards, net of issuances	—	155	—	—	(155)	—
Recognition of equity-based compensation	—	3,292	—	—	—	3,292
Sale of treasury stock	—	25	—	—	112	137
Exercise of stock options	—	37	—	—	151	188
Balance – June 30, 2020	$55,057	$1,081,713	$1,692,289	$284,262	$(335,926)	$2,777,395

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2019	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
Total comprehensive income	—	—	114,703	158,399	—	273,102
Dividends ($0.60 per share)	—	—	(29,538)	—	—	(29,538)
Purchase of treasury stock	—	—	—	—	(4,114)	(4,114)
Forfeitures of equity awards, net of issuances	—	3,107	—	—	(2,503)	604
Recognition of equity-based compensation	—	7,006	—	—	—	7,006
Sale of treasury stock	—	185	—	—	274	459
Exercise of stock options	—	402	—	—	1,399	1,801
Balance – June 30, 2019	$55,057	$1,065,301	$1,573,586	$62,617	$(278,771)	$2,477,790

Balance – January 1, 2020	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Total comprehensive income	—	—	57,090	201,082	—	258,172
Dividends ($0.62 per share)	—	—	(30,200)	—	—	(30,200)
Purchase of treasury stock	—	615	—	—	(60,074)	(59,459)
Forfeitures of equity awards, net of issuances	—	676	—	—	(83)	593
Recognition of equity-based compensation	—	6,109	—	—	—	6,109
Sale of treasury stock	—	120	—	—	201	321
Exercise of stock options	—	429	—	—	2,029	2,458
Cumulative effect adjustment (1)	—	—	(7,039)	—	—	(7,039)
Balance – June 30, 2020	$55,057	$1,081,713	$1,692,289	$284,262	$(335,926)	$2,777,395

(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$57,090	$114,703
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses(1)	109,500	23,350
Net (accretion) amortization of premiums and discounts from acquisition	(176)	273
Depreciation and amortization	31,054	27,316
Deferred income tax benefit	(16,990)	(564)
Net increase in trading securities and other earning assets	(8,593)	(22,779)
(Gains) losses on sales of securities available for sale, net	(5,233)	594
Gains on sales of assets	(1,767)	(612)
Amortization of securities premiums, net of discount accretion	19,990	17,321
Originations of loans held for sale	(298,732)	(54,857)
Gains on sales of loans held for sale, net	(810)	(436)
Proceeds from sales of loans held for sale	299,132	55,714
Equity-based compensation	6,702	7,610
Net tax benefit related to equity compensation plans	279	563
Changes in:
Accrued income	(2,454)	(14,228)
Accrued expenses and taxes	22,535	43,198
Other assets and liabilities, net	(109,842)	(63,201)
Net cash provided by operating activities	101,685	133,965
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	59,020	58,137
Proceeds from sales of securities available for sale	250,609	144,735
Proceeds from maturities of securities available for sale	1,263,352	535,514
Purchases of securities held to maturity	(60,856)	(8,141)
Purchases of securities available for sale	(2,297,717)	(1,111,831)
Payment on low-income housing tax credit investment commitments	(5,482)	(1,363)
Net increase in loans	(1,888,618)	(746,789)
Net decrease in fed funds sold and resell agreements	230,702	343,398
Net cash activity from acquisitions and divestitures	24	—
Net decrease (increase) in interest bearing balances due from other financial institutions	550	(4,747)
Purchases of premises and equipment	(35,361)	(22,827)
Proceeds from sales of premises and equipment	8,420	3,865
Proceeds from bank-owned and company-owned life insurance death benefit	1,474	—
Net cash used in investing activities	(2,473,883)	(810,049)
FINANCING ACTIVITIES
Net increase in demand and savings deposits	3,290,366	260,698
Net decrease in time deposits	(434,206)	(141,728)
Net increase in fed funds purchased and repurchase agreements	67,186	189,964
Proceeds from short-term debt	15,000	—
Cash dividends paid	(30,040)	(29,497)
Proceeds from exercise of stock options and sales of treasury shares	2,779	2,260
Purchases of treasury stock	(59,459)	(4,114)
Net cash provided by financing activities	2,851,626	277,583
Increase (decrease) in cash and cash equivalents	479,428	(398,501)
Cash and cash equivalents at beginning of period	1,669,170	1,674,121
Cash and cash equivalents at end of period	$2,148,598	$1,275,620

Supplemental disclosures:
Income tax payments	$17,399	$606
Total interest payments	59,584	95,511
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$47,172	$6,765
Commitment to fund low-income housing tax credit investments	47,172	6,765

(1)	For the six months ended June 30, 2019, this line represents the Provision for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2020 and June 30, 2019 (in thousands):

	June 30,
	2020	2019
Due from the FRB	$1,685,749	$852,972
Cash and due from banks	462,849	422,648
Cash and cash equivalents at end of period	$2,148,598	$1,275,620

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $28.7 million and $23.6 million at June 30, 2020 and June 30, 2019, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 86,528 and 261,960 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at June 30, 2020 and 2019, respectively.  Diluted year-to-date net income per share includes the dilutive effect of 150,946 and 273,663 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at June 30, 2020 and 2019, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  Outstanding stock options, restricted stock and restricted stock units of 540,525 and 118,029 for the three months ended June 30, 2020 and 2019, respectively, and 371,885 and 118,029 for the six months ended June 30, 2020 and 2019, respectively, were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

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

4.  Loans and Allowance for Credit Losses

The Company adopted the CECL methodology for measuring credit losses as of January 1, 2020.  All disclosures as of and for the six months ended June 30, 2020 are presented in accordance with ASC 326, Financial Instruments – Credit Losses (ASC 326).  The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.

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

Credit cards include both commercial and consumer credit cards.  Commercial credit cards are generally unsecured and are underwritten with criteria similar to commercial loans, including an analysis of the borrower’s cash flow, available business capital, and overall creditworthiness of the borrower.  Consumer credit cards are underwritten based on the borrower’s repayment ability.  The Company monitors delinquencies on all of its consumer credit cards and periodically reviews the distribution of FICO scores relative to historical periods to monitor credit risk on its consumer credit card loans.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$12,505	$680	$39,982	$53,167	$6,947,002	$7,000,169
Specialty lending	—	—	538	538	413,168	413,706
Commercial real estate	5,490	2,360	35,531	43,381	5,525,306	5,568,687
Consumer real estate	1,316	—	5,148	6,464	1,624,096	1,630,560
Consumer	870	78	208	1,156	154,625	155,781
Credit cards	1,266	1,470	815	3,551	336,936	340,487
Leases and other	—	—	23	23	195,684	195,707
Total loans	$21,447	$4,588	$82,245	$108,280	$15,196,817	$15,305,097

	December 31, 2019
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$10,491	$250	$25,592	$36,333	$5,805,669	$5,842,002
Asset-based	—	—	—	—	292,231	292,231
Factoring	—	—	—	—	170,560	170,560
Commercial – credit card	760	52	24	836	181,402	182,238
Real estate:
Real estate – construction	3,933	—	95	4,028	838,318	842,346
Real estate – commercial	3,365	36	24,030	27,431	4,301,293	4,328,724
Real estate – residential	485	—	2,748	3,233	930,043	933,276
Real estate – HELOC	544	—	2,798	3,342	474,809	478,151
Consumer:
Consumer – credit card	1,835	1,681	803	4,319	222,423	226,742
Consumer – other	81	50	257	388	133,086	133,474
Leases	—	—	—	—	1,978	1,978
Total loans	$21,494	$2,069	$56,347	$79,910	$13,351,812	$13,431,722

The Company sold consumer real estate loans with proceeds of $299.1 million and $55.7 million in the secondary market without recourse during the six months ended June 30, 2020 and 2019, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $82.2 million and $56.3 million at June 30, 2020 and December 31, 2019, respectively.  Restructured loans totaled $11.8 million and $19.8 million at June 30, 2020 and December 31, 2019, respectively.  Loans 90 days past due and still accruing interest amounted to $4.6 million and $2.1 million at June 30, 2020 and December 31, 2019, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2020.  Nonaccrual loans with no related allowance for credit losses totaled $56.2 million at June 30, 2020.

The following table provides the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at June 30, 2020 (in thousands):

	June 30, 2020
	Non- Accrual Loans	Amortized Cost of Non-Accrual Loans with no related Allowance
Loans
Commercial and industrial	$39,982	$19,683
Specialty lending	538	538
Commercial real estate	35,531	29,812
Consumer real estate	5,148	5,148
Consumer	208	208
Credit cards	815	815
Leases and other	23	23
Total loans	$82,245	$56,227

Amortized Cost

The following disclosure is presented in accordance with ASC 326.

The following table provides a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of June 30, 2020 (in thousands):

	June 30, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,747,391	$888,198	$604,472	$239,238	$209,719	$133,629	$1,958,136	$5,668	$6,786,451
Agriculture	4,139	10,436	2,675	6,078	3,076	1,021	141,231	—	168,656
Overdrafts	—	—	—	—	—	—	45,062	—	45,062
Total Commercial and industrial	2,751,530	898,634	607,147	245,316	212,795	134,650	2,144,429	5,668	7,000,169
Specialty lending:
Asset-based lending	10,549	58,741	—	—	—	—	227,790	—	297,080
Factoring	—	—	—	—	—	—	116,626	—	116,626
Total Specialty lending	10,549	58,741	—	—	—	—	344,416	—	413,706
Commercial real estate:
Owner-occupied	316,187	371,127	272,386	209,485	147,403	244,285	21,619	26,545	1,609,037
Non-owner-occupied	348,982	509,523	274,344	239,342	271,723	198,205	37,887	204,242	2,084,248
Farmland	197,996	58,802	44,180	46,725	58,669	56,551	44,248	—	507,171
5+ Multi-family	108,935	61,089	47,415	42,479	110,554	11,162	1,582	—	383,216
1-4 Family construction	—	—	—	—	—	—	39,126	—	39,126
General construction	11,539	3,805	5,824	520	527	2,885	918,393	2,396	945,889
Total Commercial real estate	983,639	1,004,346	644,149	538,551	588,876	513,088	1,062,855	233,183	5,568,687
Consumer real estate:
HELOC	38,600	16,301	9,158	446	84	2,791	362,728	—	430,108
First lien: 1-4 family	418,194	342,737	101,371	115,564	96,794	102,244	353	1,037	1,178,294
Junior lien: 1-4 family	5,259	8,291	3,183	2,034	1,150	1,950	291	—	22,158
Total Consumer real estate	462,053	367,329	113,712	118,044	98,028	106,985	363,372	1,037	1,630,560
Consumer:
Revolving line	—	—	—	—	—	—	94,333	—	94,333
Auto	7,377	12,530	4,308	2,456	1,212	729	—	—	28,612
Other	2,556	4,107	2,860	549	1,173	306	21,285	—	32,836
Total Consumer	9,933	16,637	7,168	3,005	2,385	1,035	115,618	—	155,781
Credit cards:
Consumer	—	—	—	—	—	—	194,434	—	194,434
Commercial	—	—	—	—	—	—	146,053	—	146,053
Total Credit cards	—	—	—	—	—	—	340,487	—	340,487
Leases and other:
Leases	—	557	—	833	—	752	—	—	2,142
Other	9,854	11,964	8,572	3,092	1,530	5,791	152,762	—	193,565
Total Leases and other	9,854	12,521	8,572	3,925	1,530	6,543	152,762	—	195,707
Total loans	$4,227,558	$2,358,208	$1,380,748	$908,841	$903,614	$762,301	$4,523,939	$239,888	$15,305,097

Accrued interest on loans totaled $52.2 million as of June 30, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivables.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans, net charge-offs, non-performing loans, and general economic conditions.

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified.  The loan ratings are summarized into the following categories:  Non-watch list, Watch, Special Mention, Substandard, and Doubtful.  Any loan not classified in one of the categories described below is considered to be a Non-watch list loan.  A description of the general characteristics of the loan rating categories is as follows:

•

Watch – This rating represents credit exposure that presents higher than average risk and warrants greater than routine attention by Company personnel due to conditions affecting the borrower, the borrower’s industry or the economic environment.  These conditions have resulted in some degree of uncertainty that results in higher than average credit risk.  These loans are considered pass-rated credits.

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

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2020 (in thousands):

	June 30, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,620,382	$869,081	$584,919	$220,917	$183,502	$129,250	$1,758,732	$5,668	$6,372,451
Watch – Pass	41,238	6,332	6,268	5,700	23,522	2,412	62,846	—	148,318
Special Mention	21,713	8,949	3,434	4,179	758	780	43,558	—	83,371
Substandard	64,058	3,747	9,851	2,796	1,937	1,149	92,722	—	176,260
Doubtful	—	89	—	5,646	—	38	278	—	6,051
Total Equipment/Accounts Receivable/Inventory	$2,747,391	$888,198	$604,472	$239,238	$209,719	$133,629	$1,958,136	$5,668	$6,786,451
Agriculture
Non-watch list – Pass	$3,948	$8,102	$2,258	$2,783	$2,255	$979	$89,194	$—	$109,519
Watch – Pass	170	580	399	113	751	17	24,319	—	26,349
Special Mention	21	435	—	190	—	—	2,855	—	3,501
Substandard	—	1,319	18	2,992	70	25	24,863	—	29,287
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$4,139	$10,436	$2,675	$6,078	$3,076	$1,021	$141,231	$—	$168,656

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

Factoring General factoring loans are secured by accounts receivable.  The purpose of these loans is for financing current operations for trucking or other commercial customers.  The repayment of debt is reliant upon collection of the accounts receivable within 30 to 90 days.  The Company tracks each individual borrower’s credit risk based on their loan to collateral position.  To assess credit risk, the portfolio is separated into two tiers and a specifically impaired category.  Tier 1 are loans that have not experienced collateral coverage rates falling below an internally tracked threshold at any time during their relationship history.  The internal threshold is lower than each customers’ actual contractual collateral coverage ratio.  Tier 2 are loans that have experienced collateral coverage rates falling below the same internally tracked threshold during their relationship history.  Loans evaluated for impairment are loans that have either experienced collateral coverage rates falling below an internally tracked threshold during their relationship history, have balances that are greater than an internally tracked threshold, or are on non-accrual.  The combination of these categories has created an associated allowance to this portfolio of $0.3 million as of June 30, 2020.

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of June 30, 2020 (in thousands):

June 30, 2020
Risk	Asset-based lending
In-margin	$284,115
Out-of-margin	12,965
Total	$297,080

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of June 30, 2020 (in thousands):

June 30, 2020
Risk	Factoring
Tier 1	$2,851
Tier 2	68,157
Evaluated for impairment	45,618
Total	$116,626

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

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2020 (in thousands):

	June 30, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Owner-occupied
Non-watch list – Pass	$303,899	$364,413	$258,991	$177,588	$143,569	$228,164	$13,424	$26,545	$1,516,593
Watch – Pass	107	6,324	4,922	—	—	8,723	—	—	20,076
Special Mention	2,519	—	4,870	—	1,650	1,917	43	—	10,999
Substandard	9,662	390	3,603	31,897	1,560	5,481	8,152	—	60,745
Doubtful	—	—	—	—	624	—	—	—	624
Total Owner-occupied	$316,187	$371,127	$272,386	$209,485	$147,403	$244,285	$21,619	$26,545	$1,609,037
Non-owner-occupied
Non-watch list – Pass	$347,954	$509,222	$274,344	$231,879	$269,758	$186,626	$37,887	$204,242	$2,061,912
Watch – Pass	—	301	—	7,463	1,965	10,193	—	—	19,922
Special Mention	850	—	—	—	—	1,330	—	—	2,180
Substandard	178	—	—	—	—	56	—	—	234
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$348,982	$509,523	$274,344	$239,342	$271,723	$198,205	$37,887	$204,242	$2,084,248
Farmland
Non-watch list – Pass	$164,615	$37,579	$22,949	$32,439	$42,892	$22,318	$22,223	$—	$345,015
Watch – Pass	19,455	9,325	15,251	6,018	9,160	18,282	18,028	—	95,519
Special Mention	—	—	—	1,257	1,149	508	695	—	3,609
Substandard	13,926	11,898	5,980	7,011	5,468	15,443	3,302	—	63,028
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$197,996	$58,802	$44,180	$46,725	$58,669	$56,551	$44,248	$—	$507,171
5+ Multi-family
Non-watch list – Pass	$102,688	$58,634	$47,415	$41,137	$110,554	$11,162	$1,582	$—	$373,172
Watch – Pass	—	—	—	1,342	—	—	—	—	1,342
Special Mention	—	2,455	—	—	—	—	—	—	2,455
Substandard	6,247	—	—	—	—	—	—	—	6,247
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$108,935	$61,089	$47,415	$42,479	$110,554	$11,162	$1,582	$—	$383,216
1-4 Family construction
Non-watch list – Pass	$—	$—	$—	$—	$—	$—	$39,126	$—	$39,126
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$—	$—	$—	$—	$—	$—	$39,126	$—	$39,126
General construction
Non-watch list – Pass	$11,236	$3,713	$5,664	$520	$527	$2,885	$915,011	$2,396	$941,952
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	303	—	—	—	—	—	—	—	303
Substandard	—	—	160	—	—	—	3,382	—	3,542
Doubtful	—	92	—	—	—	—	—	—	92
Total General construction	$11,539	$3,805	$5,824	$520	$527	$2,885	$918,393	$2,396	$945,889

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

Junior lien: 1-4 family Junior lien 1-4 family loans are secured by a junior lien on 1-4 family residential property. The Company’s primary risk is the borrower’s inability to repay debt and not being in a first lien position. Collateral is susceptible to market volatility impacting home values or economic downturns.

A borrower is considered non-performing if the Company has ceased the recognition of interest and the loan is placed on non-accrual.  Charge-offs and borrower performance are tracked on a loan origination vintage basis. Certain vintages, based on their maturation cycle, could be at higher risk due to collateral-based risk factors.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2020 (in thousands):

	June 30, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
HELOC
Performing	$38,600	$16,282	$9,131	$446	$84	$2,742	$359,396	$—	$426,681
Non-performing	—	19	27	—	—	49	3,332	—	3,427
Total HELOC	$38,600	$16,301	$9,158	$446	$84	$2,791	$362,728	$—	$430,108
First lien: 1-4 family
Performing	$418,194	$342,605	$101,371	$115,267	$96,208	$101,665	$353	$1,037	$1,176,700
Non-performing	—	132	—	297	586	579	—	—	1,594
Total First lien: 1-4 family	$418,194	$342,737	$101,371	$115,564	$96,794	$102,244	$353	$1,037	$1,178,294
Junior lien: 1-4 family
Performing	$5,259	$8,291	$3,135	$2,011	$1,108	$1,935	$291	$—	$22,030
Non-performing	—	—	48	23	42	15	—	—	128
Total Junior lien: 1-4 family	$5,259	$8,291	$3,183	$2,034	$1,150	$1,950	$291	$—	$22,158

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

A borrower is considered non-performing if the Company has ceased the recognition of interest and the loan is placed on non-accrual.  Charge-offs and borrower performance are tracked on a loan origination vintage basis. Certain vintages, based on their maturation cycle, could be at higher risk due to collateral-based risk factors.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2020 (in thousands):

	June 30, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$94,210	$—	$94,210
Non-performing	—	—	—	—	—	—	123	—	123
Total Revolving line	$—	$—	$—	$—	$—	$—	$94,333	$—	$94,333
Auto
Performing	$7,377	$12,470	$4,304	$2,456	$1,212	$729	$—	$—	$28,548
Non-performing	—	60	4	—	—	—	—	—	64
Total Auto	$7,377	$12,530	$4,308	$2,456	$1,212	$729	$—	$—	$28,612
Other
Performing	$2,539	$4,107	$2,860	$545	$1,173	$306	$21,285	$—	$32,815
Non-performing	17	—	—	4	—	—	—	—	21
Total Other	$2,556	$4,107	$2,860	$549	$1,173	$306	$21,285	$—	$32,836

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of June 30, 2020 (in thousands):

June 30, 2020
Risk	Consumer
Transactor accounts	$51,350
Revolver accounts (by FICO score):
Less than 600	8,673
600-619	3,359
620-639	5,628
640-659	9,868
660-679	17,452
680-699	19,268
700-719	18,669
720-739	17,759
740-759	14,248
760-779	9,732
780-799	6,742
800-819	5,299
820-839	3,933
840+	2,454
Total	$194,434

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of June 30, 2020 (in thousands):

June 30, 2020
Risk	Commercial
Current	$140,108
Past Due	5,945
Total	$146,053

Leases and other

A discussion of the credit quality indicators that impact each type of collateral securing Leases and other loans is included below:

Leases Leases are either loans to individuals for household, family and other personal expenditures or are loans related to all other direct financing and leveraged leases on property for leasing to lessees other than for household, family and other personal expenditure purposes.  All leases are secured by the lease between the lessor and the lessee. These assignments grant the creditor a security interest in the rent stream from any lease, an important source of cash to pay the note in case of the borrower’s default.

Other Other loans are loans that are obligations of states and political subdivisions in the U.S., loans to non-depository financial institutions, loans for purchasing or carrying securities, or all other non-consumer loans.  Risk associated with other loans is tied to the underlying collateral by each type of loan.  Collateral is generally equipment, accounts receivable, inventory, 1-4 family residential construction and susceptible to the same risks mentioned with those collateral types previously.  Other risks consist of collateral that is secured by the stock of a non-depository financial institution, which can be unlisted stock with a limited market for the stock, or volatility of asset values driven by market performance.

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2020 (in thousands):

	June 30, 2020
Risk	Leases	Other
Non-watch list – Pass	$2,142	$192,719
Watch – Pass	—	600
Special Mention	—	—
Substandard	—	246
Doubtful	—	—
Total	$2,142	$193,565

The following disclosures are presented under previously applicable GAAP.

The description of the general characteristics of the loan rating categories is as described above, however, in the prior period disclosures the Substandard loan rating category may also include loans where the collection of full principal is doubtful or remote.

All other classes of loans are generally evaluated and monitored based on payment activity.  Non-performing loans include restructured loans on non-accrual and all other non-accrual loans.

This table provides an analysis of the credit risk profile of each loan class at December 31, 2019 (in thousands):

Credit Exposure

Credit Risk Profile by Risk Rating

	December 31, 2019
	Commercial	Asset-based	Factoring	Real estate – construction	Real estate – commercial
Non-watch list – Pass	$5,380,205	$230,526	$127,310	$837,836	$4,078,673
Watch – Pass	257,040	—	—	175	110,530
Special Mention	91,020	34,640	1,376	307	28,020
Substandard	113,737	27,065	41,874	4,028	111,501
Total	$5,842,002	$292,231	$170,560	$842,346	$4,328,724

Credit Exposure

Credit Risk Profile Based on Payment Activity

	December 31, 2019
	Commercial – credit card	Real estate – residential	Real estate – HELOC	Consumer – credit card	Consumer – other	Leases
Performing	$182,214	$926,312	$468,228	$225,939	$132,414	$1,978
Non-performing	24	6,964	9,923	803	1,060	—
Total	$182,238	$933,276	$478,151	$226,742	$133,474	$1,978

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

The Commercial & industrial and Leases and other segments are measured using a probability of default and loss given default method.  Primary risk drivers within the segment are risk ratings of the individual loans along with changes of macro-economic variables such as interest rates and farm income.

Collateral positions for Specialty lending loans are continuously monitored by the Company and the borrower is required to continually adjust the amount of collateral securing the loan.  Credit losses are measured for any position where the amortized cost basis is greater than the fair value of the collateral.

The Commercial real estate segment is measured using a probability of default and loss given default method.  Primary risk drivers within the segment are risk ratings of the individual loans, along with changes of macro-economic variables, such as interest rates, CRE price index, median household income, construction activity, farm income, and vacancy rates.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,532	$3,549	$35,395	$4,177	$1,127	$18,823	$2,308	$187,911	$3,235	$191,146
Charge-offs	(1,121)	—	(2,858)	(206)	(158)	(2,004)	(11)	(6,358)	—	(6,358)
Recoveries	241	—	55	34	118	369	—	817	—	817
Provision	(7,042)	(2,620)	23,242	1,947	519	2,397	(513)	17,930	70	18,000
Ending balance - ACL	$114,610	$929	$55,834	$5,952	$1,606	$19,585	$1,784	$200,300	$3,305	$203,605
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	3,154	28	146	212	11	—	(38)	3,513	(13)	3,500
Ending balance - ACL on off-balance sheet	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478

	Six Months Ended June 30, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Charge-offs	(2,436)	—	(8,920)	(219)	(406)	(4,130)	(11)	(16,122)	—	(16,122)
Recoveries	1,717	—	76	48	215	853	—	2,909	—	2,909
Provision	48,339	(1,764)	47,801	3,348	1,223	6,209	659	105,815	185	106,000
Ending balance - ACL	$114,610	$929	$55,834	$5,952	$1,606	$19,585	$1,784	$200,300	$3,305	$203,605
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	3,154	28	146	212	11	—	(38)	3,513	(13)	3,500
Ending balance - ACL on off-balance sheet	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets, see Note 10 “Commitments, Contingencies and Guarantees.”

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

Collateral Dependent Financial Assets

The following disclosure is presented in accordance with ASC 326.

This table provides the amortized cost balance of financial assets considered collateral dependent as of June 30, 2020 (in thousands):

	June 30, 2020
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$33,471	$6,971	$13,172
Agriculture	6,511	—	6,511
Total Commercial and industrial	39,982	6,971	19,683
Specialty lending:
Asset-based lending	466	—	466
Factoring	72	—	72
Total Specialty lending	538	—	538
Commercial real estate:
Owner-occupied	23,059	11	20,722
Non-owner-occupied	—	—	—
Farmland	9,203	—	9,203
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,474	582	92
Total Commercial real estate	35,736	593	30,017
Consumer real estate:
HELOC	3,426	—	3,426
First lien: 1-4 family	2,015	—	2,015
Junior lien: 1-4 family	214	—	214
Total Consumer real estate	5,655	—	5,655
Consumer:
Revolving line	123	—	123
Auto	64	—	64
Other	21	—	21
Total Consumer	208	—	208
Leases and other:
Leases	—	—	—
Other	23	—	23
Total Leases and other	23	—	23
Total loans	$82,142	$7,564	$56,124

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

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of June 30, 2020 and June 30, 2019.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three and six-month periods ended June 30, 2020, the Company had one new residential real estate TDR with a pre- and post-modification loan balance of $441 thousand.  For the three and six-month periods ended June 30, 2019, the Company had no new TDRs.  For the three and six-month periods ended June 30, 2020 and June 30, 2019, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$29,904	$1,016	$—	$30,920
U.S. Agencies	413,537	7,065	(50)	420,552
Mortgage-backed	4,549,567	200,261	(371)	4,749,457
State and political subdivisions	3,066,713	156,257	(336)	3,222,634
Corporates	56,752	3,309	—	60,061
Total	$8,116,473	$367,908	$(757)	$8,483,624

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$63,835	$408	$(165)	$64,078
U.S. Agencies	89,867	3,154	—	93,021
Mortgage-backed	4,030,688	58,184	(17,078)	4,071,794
State and political subdivisions	2,954,276	78,867	(3,226)	3,029,917
Corporates	185,314	3,259	(21)	188,552
Total	$7,323,980	$143,872	$(20,490)	$7,447,362

The following table presents contractual maturity information for securities available for sale at June 30, 2020 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$210,489	$211,619
Due after 1 year through 5 years	1,009,733	1,030,371
Due after 5 years through 10 years	578,083	604,505
Due after 10 years	1,768,601	1,887,672
Total	3,566,906	3,734,167
Mortgage-backed securities	4,549,567	4,749,457
Total securities available for sale	$8,116,473	$8,483,624

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2020, proceeds from the sales of securities available for sale were $250.6 million compared to $144.7 million for the same period in 2019.  Securities transactions resulted in gross realized gains of $5.4 million and $824 thousand for the six months ended June 30, 2020 and 2019, respectively. There were $171 thousand of gross realized losses for the six months ended June 30, 2020, and $1.4 million of gross realized losses for the six months ended June 30, 2019.

Securities available for sale with a fair value of $6.2 billion at June 30, 2020 and $5.8 billion at December 31, 2019 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of these amounts, securities with a market value of $823.7 million and $481.2 million at June 30, 2020 and December 31, 2019, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $40.9 million as of June 30, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available for sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2020	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Agencies	12	314,609	(50)	—	—	—	12	314,609	(50)
Mortgage-backed	14	80,375	(371)	—	—	—	14	80,375	(371)
State and political subdivisions	43	43,573	(331)	3	1,060	(5)	46	44,633	(336)
Corporates	—	—	—	—	—	—	—	—	—
Total	69	$438,557	$(752)	3	$1,060	$(5)	72	$439,617	$(757)

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$19,863	$(165)	$19,863	$(165)
U.S. Agencies	—	—	—	—	—	—
Mortgage-backed	947,415	(5,236)	517,824	(11,842)	1,465,239	(17,078)
State and political subdivisions	361,440	(3,084)	27,501	(142)	388,941	(3,226)
Corporates	13,685	(21)	—	—	13,685	(21)
Total	$1,322,540	$(8,341)	$565,188	$(12,149)	$1,887,728	$(20,490)

The unrealized losses in the Company’s investments in U.S. Agency securities, Government Sponsored Entity (GSE) mortgage-backed securities, and State and political subdivisions were caused by changes in interest rates, and not from a decline in credit of the underlying issuers.  The U.S. Treasury, U.S. Agency, and GSE mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.  For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  For both the State and political subdivision and Corporate portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis.  The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. As of June 30, 2020, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to declining interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  As of June 30, 2020, there is no ACL related to the Company’s available for sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at June 30, 2020 and December 31, 2019, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$670	$11	$—	$681
Due after 1 year through 5 years	125,326	4,251	(127)	129,450
Due after 5 years through 10 years	437,943	17,035	(457)	454,521
Due after 10 years	550,991	27,405	(9,215)	569,181
Total state and political subdivisions	$1,114,930	$48,702	$(9,799)	$1,153,833
Allowance for credit losses	(3,305)
Total state and political subdivisions, net of allowance for credit losses	$1,111,625

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$15,323	$5	$(60)	$15,268
Due after 1 year through 5 years	100,623	374	(699)	100,298
Due after 5 years through 10 years	394,591	389	(8,400)	386,580
Due after 10 years	605,565	494	(25,860)	580,199
Total state and political subdivisions	$1,116,102	$1,262	$(35,019)	$1,082,345

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2020 or 2019.

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019, respectively (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$75,383	$(1,974)	$106,510	$(7,825)	$181,893	$(9,799)
Total	$75,383	$(1,974)	$106,510	$(7,825)	$181,893	$(9,799)

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)
Total	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following table shows the amortized cost basis by credit rating of the Company’s held to maturity investments at June 30, 2020 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
June 30, 2020	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$8,998	$362,821	$614,675	$23,364	$—	$12,561	$1,022,419
Utilities	—	57,345	35,166	—	—	—	92,511
Total state and political subdivisions	$8,998	$420,166	$649,841	$23,364	$—	$12,561	$1,114,930

Competitive held-to-maturity securities include not-for-profit enterprises that provide public functions such as housing, higher education or healthcare, but do so in a competitive environment. It also includes project financings that can have relatively high enterprise risk, such as deals backed by revenues from sports or convention facilities or start-up transportation ventures.

Utilities are public enterprises providing essential services with a monopoly or near-monopoly over the service area. This includes environmental utilities (water, sewer, solid waste), power utilities (electric distribution and generation, gas), and transportation utilities (airports, parking, toll roads, mass transit, ports).

All held to maturity securities were current and not past due at June 30, 2020.

Accrued interest on securities held to maturity totaled $5.0 million as of June 30, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available for sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

Trading Securities

There were net unrealized losses on trading securities of $1 thousand and net unrealized gains of $185 thousand at June 30, 2020 and 2019, respectively.  Net unrealized gains/losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $4.0 million and $14.6 million at June 30, 2020 and December 31, 2019, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at June 30, 2020 and December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,252	$—	$—	$33,252
Other securities – non-marketable	117,894	3,270	(210)	120,954
Total Other securities	$151,146	$3,270	$(210)	$154,206

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – non-marketable	69,868	5,295	(5)	75,158
Total Other securities	$103,130	$5,295	$(5)	$108,420

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. Also included in other non-marketable securities are equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  The fair value of other non-marketable securities includes alternative investment securities of $4.3 million at June 30, 2020 and $7.0 million at December 31, 2019. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2020 and December 31, 2019 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2020	$59,419	$51,332	$70,116	$180,867
Balances as of June 30, 2020	$59,419	$51,332	$70,116	$180,867

Balances as of January 1, 2019	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2019	$59,419	$51,332	$70,116	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,928	$139,987
Accumulated amortization	48,031	67,775	115,806
Net carrying amount	$2,028	$22,153	$24,181

	As of December 31, 2019
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,952	$140,011
Accumulated amortization	47,140	65,274	112,414
Net carrying amount	$2,919	$24,678	$27,597

During the year ended December 31, 2019, the Company acquired two corporate trust business with aggregate customer relationship intangibles of $18.1 million. During the six months ended June 30, 2020, the Company recorded a $24 thousand post-closing purchase adjustment related to one of these acquisitions.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aggregate amortization expense	$1,658	$1,251	$3,392	$2,578

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2020	$3,020
For the year ending December 31, 2021	5,408
For the year ending December 31, 2022	4,468
For the year ending December 31, 2023	3,750
For the year ending December 31, 2024	2,965

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2020 and December 31, 2019, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2020
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$1,563,679	$147,842	$217,086	$500	$1,929,107
Total repurchase agreements	$1,563,679	$147,842	$217,086	$500	$1,929,107

	As of December 31, 2019
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$1,753,870	$110,765	$1,864,635
Total repurchase agreements	$1,753,870	$110,765	$1,864,635

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Prior to 2020, the Company had the following four Business Segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.  In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the core businesses, products and services are currently being evaluated by management.  The Company’s Healthcare Services leadership structure and financial performance assessments are now included in the Institutional Banking segment, and accordingly, the reportable segments were realigned to reflect these changes.  For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2020.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$113,085	$28,129	$37,015	$178,229
Provision for credit losses	19,281	298	1,921	21,500
Noninterest income	24,078	66,488	29,890	120,456
Noninterest expense	62,123	76,953	69,457	208,533
Income (loss) before taxes	55,759	17,366	(4,473)	68,652
Income tax expense (benefit)	6,597	2,055	(529)	8,123
Net income (loss)	$49,162	$15,311	$(3,944)	$60,529
Average assets	$12,390,000	$9,671,000	$6,075,000	$28,136,000

	Three Months Ended June 30, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$102,579	$30,501	$33,334	$166,414
Provision for credit losses	9,306	181	1,513	11,000
Noninterest income	20,387	55,626	29,385	105,398
Noninterest expense	68,511	64,852	60,024	193,387
Income before taxes	45,149	21,094	1,182	67,425
Income tax expense	7,008	3,274	184	10,466
Net income	$38,141	$17,820	$998	$56,959
Average assets	$10,668,000	$7,249,000	$5,353,000	$23,270,000

	Six Months Ended June 30, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$220,034	$61,164	$70,972	$352,170
Provision for credit losses	101,501	573	7,426	109,500
Noninterest income	35,318	128,440	55,122	218,880
Noninterest expense	121,166	145,406	130,580	397,152
Income (loss) before taxes	32,685	43,625	(11,912)	64,398
Income tax expense (benefit)	3,709	4,951	(1,352)	7,308
Net income (loss)	$28,976	$38,674	$(10,560)	$57,090
Average assets	$12,000,000	$9,340,000	$5,748,000	$27,088,000

	Six Months Ended June 30, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$202,393	$62,252	$65,637	$330,282
Provision for credit losses	19,635	467	3,248	23,350
Noninterest income	43,568	111,476	57,736	212,780
Noninterest expense	135,331	130,249	118,433	384,013
Income before taxes	90,995	43,012	1,692	135,699
Income tax expense	14,079	6,655	262	20,996
Net income	$76,916	$36,357	$1,430	$114,703
Average assets	$10,558,000	$7,132,000	$5,373,000	$23,063,000

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

The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended June 30, 2020 and June 30, 2019, the Company had $6.5 million and $9.9 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  For the six months ended June 30, 2020 and June 30, 2019, the Company had $14.9 million and $18.3 million of expenses, respectively, related to these rebates and rewards programs.  All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2020.  Total receivables from revenue recognized under the scope of ASC 606 were $53.8 million and $58.0 million as of June 30, 2020 and December 31, 2019, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and six months ended June 30, 2020 and June 30, 2019.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2020 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.  Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$31,355	$14,966	$—	$46,321
Trading and investment banking	—	23	—	12,828	12,851
Service charges on deposit accounts	6,891	10,462	1,672	49	19,074
Insurance fees and commissions	—	—	533	—	533
Brokerage fees	58	3,822	1,873	—	5,753
Bankcard fees	10,913	3,535	4,677	(6,209)	12,916
Gains on sales of securities available for sale, net	—	—	—	4,006	4,006
Other	161	370	615	17,856	19,002
Total Noninterest income	$18,023	$49,567	$24,336	$28,530	$120,456

	Three Months Ended June 30, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$27,251	$15,652	$—	$42,903
Trading and investment banking	—	134	—	5,319	5,453
Service charges on deposit accounts	7,392	10,632	2,689	34	20,747
Insurance fees and commissions	—	—	465	—	465
Brokerage fees	55	5,026	1,996	—	7,077
Bankcard fees	15,213	5,274	5,646	(9,694)	16,439
Losses on sales of securities available for sale, net	—	—	—	(1,403)	(1,403)
Other	292	381	844	12,200	13,717
Total Noninterest income	$22,952	$48,698	$27,292	$6,456	$105,398

	Six Months Ended June 30, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$62,617	$30,704	$—	$93,321
Trading and investment banking	—	679	—	13,895	14,574
Service charges on deposit accounts	13,783	26,069	4,211	92	44,155
Insurance fees and commissions	—	—	792	—	792
Brokerage fees	117	11,412	4,084	—	15,613
Bankcard fees	25,901	8,259	9,667	(14,366)	29,461
Gains on sales of securities available for sale, net	—	—	—	5,233	5,233
Other	561	808	1,328	13,034	15,731
Total Noninterest income	$40,362	$109,844	$50,786	$17,888	$218,880

	Six Months Ended June 30, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$53,940	$30,920	$—	$84,860
Trading and investment banking	—	262	—	10,772	11,034
Service charges on deposit accounts	14,853	21,709	5,397	69	42,028
Insurance fees and commissions	—	—	803	—	803
Brokerage fees	103	10,448	3,769	—	14,320
Bankcard fees	29,701	10,799	10,761	(17,755)	33,506
Losses on sales of securities available for sale, net	—	—	—	(594)	(594)
Other	631	720	1,715	23,757	26,823
Total Noninterest income	$45,288	$97,878	$53,365	$16,249	$212,780

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	June 30,	December 31,
	2020	2019
Commitments to extend credit for loans (excluding credit card loans)	$8,426,630	$7,409,338
Commitments to extend credit under credit card loans	3,378,292	3,188,905
Commercial letters of credit	3,301	4,460
Standby letters of credit	339,065	299,933
Forward contracts	230,441	58,287
Spot foreign exchange contracts	2,384	1,980

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

Letters of Credit: includes standby letters of credit.  Generally, a standby letter of credit is established to provide assurance to the beneficiary that the applicant will perform certain obligations arising out of a separate transaction between the beneficiary and applicant. These obligations might be the performance of a service or delivery of a product.  If the obligations are not met, it gives the beneficiary, the right to draw on the letter of credit.

As of June 30, 2020, the ACL for off-balance sheet credit exposures was $6.5 million and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  Provision for off-balance sheet credits exposures of $3.5 million was recorded for the three and six months ended June 30, 2020 and was recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2020 and December 31, 2019.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2020	2019	2020	2019
Interest Rate Products:
Derivatives not designated as hedging instruments	$119,209	$47,458	$10,704	$5,997
Derivatives designated as hedging instruments	36,090	7,818	—	—
Total	$155,299	$55,276	$10,704	$5,997

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of June 30, 2020 and December 31, 2019, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.  This swap had a notional amount of $5.2 million and $5.3 million as of June 30, 2020 and December 31, 2019, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of June 30, 2020 and December 31, 2019, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both June 30, 2020 and December 31, 2019.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  As of June 30, 2020 and December 31, 2019, the Company had one interest rate floor with a notional amount of $750.0 million that was designated as a cash flow hedge of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s derivatives. The Company expects to reclassify $1.3 million from AOCI to Interest expense and $5.1 million from AOCI to Interest income during the next 12 months.  As of June 30, 2020, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 16.22 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2020, the Company had 156 interest rate swaps with an aggregate notional amount of $2.1 billion related to this program.  As of December 31, 2019, the Company had 142 interest rate swaps with an aggregate notional amount of $1.9 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Interest Rate Products
Derivatives not designated as hedging instruments	$16	$(1,476)	$(243)	$(2,349)
Total	$16	$(1,476)	$(243)	$(2,349)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(3)	$(105)	$(206)	$(163)
Fair value adjustments on hedged items	3	104	205	163
Total	$—	$(1)	$(1)	$—

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	For the Three Months Ended June 30, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$4,687	$6,197	$(1,510)	$771	$1,407	$(636)
Interest rate swaps	(75)	(75)	—	(257)	(257)	—
Total	$4,612	$6,122	$(1,510)	$514	$1,150	$(636)

	For the Three Months Ended June 30, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate swaps	$(3,061)	$(3,061)	$—	$(20)	$(20)	$—
Total	$(3,061)	$(3,061)	$—	$(20)	$(20)	$—

	For the Six Months Ended June 30, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$29,621	$35,493	$(5,872)	$135	$1,407	$(1,272)
Interest rate swaps	(10,484)	(10,484)	—	(389)	(389)	—
Total	$19,137	$25,009	$(5,872)	$(254)	$1,018	$(1,272)

	For the Six Months Ended June 30, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate swaps	$(5,149)	$(5,149)	$—	$(15)	$(15)	$—
Total	$(5,149)	$(5,149)	$—	$(15)	$(15)	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $430 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2020, the Company had posted $345 thousand of collateral. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement at June 30, 2020
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$654	$654	$—	$—
Mortgage-backed	2,109	—	2,109	—
State and political subdivisions	32,654	—	32,654	—
Corporates	1,402	1,402	—	—
Trading – other	14,564	14,564	—	—
Trading securities	51,383	16,620	34,763	—
U.S. Treasury	30,920	30,920	—	—
U.S. Agencies	420,552	—	420,552	—
Mortgage-backed	4,749,457	—	4,749,457	—
State and political subdivisions	3,222,634	—	3,222,634	—
Corporates	60,061	60,061	—	—
Available for sale securities	8,483,624	90,981	8,392,643	—
Company-owned life insurance	53,525	—	53,525	—
Bank-owned life insurance	283,291	—	283,291	—
Derivatives	155,299	—	155,299	—
Total	$9,027,122	$107,601	$8,919,521	$—
Liabilities
Derivatives	$10,704	$—	$10,704	$—
Securities sold not yet purchased	4,019	—	4,019	—
Total	$14,723	$—	$14,723	$—

	Fair Value Measurement at December 31, 2019
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$1,246	$—	$1,246	$—
Mortgage-backed	392	—	392	—
State and political subdivisions	21,764	—	21,764	—
Corporates	5,649	5,649	—	—
Trading – other	16,567	16,567	—	—
Trading securities	45,618	22,216	23,402	—
U.S. Treasury	64,078	64,078	—	—
U.S. Agencies	93,021	—	93,021	—
Mortgage-backed	4,071,794	—	4,071,794	—
State and political subdivisions	3,029,917	—	3,029,917	—
Corporates	188,552	188,552	—	—
Available for sale securities	7,447,362	252,630	7,194,732	—
Company-owned life insurance	63,900	—	63,900	—
Bank-owned life insurance	280,709	—	280,709	—
Derivatives	55,276	—	55,276	—
Total	$7,892,865	$274,846	$7,618,019	$—
Liabilities
Derivatives	$5,997	$—	$5,997	$—
Securities sold not yet purchased	14,599	—	14,599	—
Total	$20,596	$—	$20,596	$—

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

Available for Sale Securities Fair values are based on quoted market prices or dealer quotes, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Prices are provided by third-party pricing services and are based on observable market inputs. On an annual basis, the Company compares a sample of these prices to other independent sources for the same securities. Additionally, throughout the year, if securities are sold, comparisons are made between the pricing services prices and the market prices at which the securities were sold.  Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing services. Based on this research, the pricing services may affirm or revise their quoted price. No significant adjustments have been made to the prices provided by the pricing services. The pricing services also provide documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate.

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

Assets measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement at June 30, 2020 Using
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Six Months Ended June 30
Collateral dependent assets	$18,454	$—	$—	$18,454	$(6,826)
Other real estate owned	2,830	—	—	2,830	—
Total	$21,284	$—	$—	$21,284	$(6,826)

	Fair Value Measurement at December 31, 2019 Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$5,139	$—	$—	$5,139	$3,973
Other real estate owned	55	—	—	55	7
Total	$5,194	$—	$—	$5,194	$3,980

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows (in thousands):

	Fair Value Measurement at June 30, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,524,970	$2,177,327	$1,347,643	$—	$3,524,970
Securities available for sale	8,483,624	90,981	8,392,643	—	8,483,624
Securities held to maturity (exclusive of allowance for credit losses)	1,111,625	—	1,153,833	—	1,153,833
Trading securities	51,383	16,620	34,763	—	51,383
Other securities	154,206	—	154,206	—	154,206
Loans (exclusive of allowance for credit losses)	15,313,310	—	15,644,241	—	15,644,241
Derivatives	155,299	—	155,299	—	155,299
FINANCIAL LIABILITIES
Demand and savings deposits	23,667,246	23,667,246	—	—	23,667,246
Time deposits	792,158	—	801,048	—	801,048
Other borrowings	1,978,694	34,587	1,944,107	—	1,978,694
Long-term debt	70,996	—	71,316	—	71,316
Derivatives	10,704	—	10,704	—	10,704
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2,847
Commercial letters of credit					31
Standby letters of credit					1,585

	Fair Value Measurement at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,276,794	$1,701,449	$1,575,345	$—	$3,276,794
Securities available for sale	7,447,362	252,630	7,194,732	—	7,447,362
Securities held to maturity	1,116,102	—	1,082,345	—	1,082,345
Trading securities	45,618	22,216	23,402	—	45,618
Other securities	108,420	—	108,420	—	108,420
Loans (exclusive of allowance for loan loss)	13,439,525	—	13,601,595	—	13,601,595
Derivatives	55,276	—	55,276	—	55,276
FINANCIAL LIABILITIES
Demand and savings deposits	20,376,880	20,376,880	—	—	20,376,880
Time deposits	1,226,364	—	1,226,646	—	1,226,646
Other borrowings	1,896,508	31,873	1,864,635	—	1,896,508
Long-term debt	70,372	—	70,713	—	70,713
Derivatives	5,997	—	5,997	—	5,997
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,908
Commercial letters of credit					113
Standby letters of credit					2,966

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at June 30, 2020 and December 31, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six-month periods ended June 30, 2020.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the

Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the second quarter of 2020, the Company’s results of operations included continued building of the allowance for credit losses and monitoring key macroeconomic variables utilized in the econometric models under the CECL accounting standard adopted on January 1, 2020 and $4.0 million of nonrecurring COVID-19 specific expenses.  Additionally, the Company continued to see impacts of the volatile equity and debt markets and low interest rate environment in its fee-based businesses.

In response to the COVID-19 pandemic, the Company formed a Pandemic Taskforce and a steering group comprised of associates across the multiple lines of business and support functions and has taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts resulting from the COVID-19 pandemic. Approximately 80% of the Company’s associates are working remotely.  Those associates who continue to be required to work in branch or office locations were being paid supplemental bonus pay. The Company has also increased purchases of computer hardware to support a remote workforce, as well as incurred additional cleaning and janitorial expense to disinfect branch and office locations.  The Company is also actively working with customers impacted by the economic downturn by offering payment deferrals and other loan modifications.  See further details under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”  Additionally, the Company has recorded over 5,000 loans totaling $1.5 billion under the PPP.

In light of volatility in the capital markets and economic disruptions, the Company continues to carefully monitor its capital and liquidity position. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL's effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company elected this alternative in the first quarter of 2020.  The Company continues to anticipate that it will have sufficient capital levels to meet all applicable regulatory capital requirements.

The COVID-19 pandemic and stay-at-home and similar mandates have also necessitated certain actions related to the way the Company operates its business. As noted above, the Company transitioned most of its workforce off-site or to work-from-home to help mitigate health risks. The Company is also carefully monitoring the activities of its vendors and other third-party service providers to mitigate the risks associated with any potential service disruptions. The length of time it may be required to operate under such circumstances and future degrees of disruption remain uncertain. While the Company has not experienced material adverse disruptions to its internal operations due to the pandemic, it continues to review evolving risks and developments.

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

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the second quarter of 2020, total revenue increased $26.9 million, or 9.9%, as compared to the second quarter of 2019, while noninterest expense increased $15.1 million, or 7.8%, for the same period.  Included in the noninterest expense increase is $4.0 million of nonrecurring COVID-19 related expenses.  The remaining increase in noninterest expense is primarily driven by an increase in deferred compensation expense, partially offset by a decrease in marketing and business development expense.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the second quarter of 2020, the Company had an increase in net interest income of $11.8 million, or 7.1%, from the same period in 2019. The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets.  Loans recorded under the PPP increased loan interest income by $6.9 million in the second quarter of 2020.  These increases were offset by the recent interest rate reductions.  Average loan balances increased $2.5 billion, or 19.6%, compared to the same period in 2019. Average PPP loans account for $1.2 billion of this variance.  The funding for these assets was driven primarily by a 19.5% increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased 40 basis points compared to the same period in 2019, in large part due to a 209-basis point decrease in one-month LIBOR rates, excess liquidity buildup, and repricing of earning assets in the low interest rate environment, offset by a 95-basis point decrease in cost of interest-bearing deposits.  However, net interest spread contracted by only five basis points during the same period.  The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $15.1 million, or 14.3%, to $120.5 million for the three months ended June 30, 2020, compared to the same period in 2019.  This change is primarily due to an increase in the market value of company-owned life insurance and trading and investment banking income.  See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At June 30, 2020, noninterest income represented 40.3% of total revenues, compared to 38.8% at June 30, 2019.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At June 30, 2020, the Company had $2.8 billion in total shareholders’ equity.  This is an increase of $299.6 million, or 12.1%, compared to total shareholders’ equity at June 30, 2019.  At June 30, 2020, the Company had a total risk-based capital ratio of 13.17%.  The Company repurchased 117,772 shares of common stock at an average price of $44.05 per share during the second quarter of 2020.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2020.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $60.5 million for the three-month period ended June 30, 2020, compared to net income of $57.0 million for the same period a year earlier.  This represents a 6.3% increase over the three-month period ended June 30, 2019.  Basic earnings per share for the second quarter of 2020 was $1.26 per share ($1.26 per share fully-diluted) compared to $1.17 per share ($1.16 per share fully-diluted) for the second quarter of 2019.  Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2020 were 0.87% and 8.95%, respectively, compared to 0.98% and 9.46%, respectively, for the three-month period ended June 30, 2019.

Net interest income for the three and six-month periods ended June 30, 2020 increased $11.8 million, or 7.1%, and $21.9 million, or 6.6%, respectively, compared to the same periods in 2019.  For the three-month period ended June 30, 2020, average earning assets increased by $4.9 billion, or 22.7%, and for the six-month period ended June 30, 2020, they increased by $4.0 billion, or 18.4%, compared to the same periods in 2019.  Net interest margin, on a tax-equivalent basis, decreased to 2.79% and 2.88% for the three and six-month periods ended June 30, 2020, respectively, compared to 3.19% for the same periods in 2019.

The provision for credit losses increased by $10.5 million to $21.5 million for the three-month period ended June 30, 2020 and increased by $86.2 million to $109.5 million for the six-month period ended June 30, 2020, as compared to the same period in 2019.  This increase is the result of the adoption of the CECL standard in the first quarter of 2020 and applying this methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic downturn related to the COVID-19 pandemic.  The Company’s nonperforming loans increased $28.9 million to $82.2 million at June 30, 2020, compared to June 30, 2019.  The allowance for credit losses on loans as a percentage of total loans increased to 1.31% as of June 30, 2020, compared to 0.79% at June 30, 2019.  For a description of the Company’s methodology for computing the allowance for credit losses, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $15.1 million, or 14.3%, for the three-month period ended June 30, 2020, and increased by $6.1 million, or 2.9%, for the six-month period ended June 30, 2020, compared to the same periods in 2019.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $15.1 million, or 7.8%, for the three-month period ended June 30, 2020, and increased by $13.1 million, or 3.4%, for the six-month period ended June 30, 2020, compared to the same periods in 2019.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three and six-month periods ended June 30, 2020 increased $11.8 million, or 7.1%, and $21.9 million, or 6.6%, respectively, compared to the same periods in 2019.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended June 30, 2020 decreased five basis points as compared to the same period in 2019.  Net interest margin for the three months ended June 30, 2020 decreased by 40 basis points compared to the same period in 2019.  Net interest spread for the six-month period ended June 30, 2020 decreased by nine basis points as compared to the same period in 2019.  Net interest margin for the six-month period ended June 30, 2020 decreased by 31 basis points compared to the same period in 2019.  The changes are primarily due to favorable volume variance on loans and securities and favorable rate variances on interest-bearing deposits, offset by unfavorable rate variances on earning assets.  PPP loans account for $1.2 billion and $600.9 million for the three and six-month periods ended June 30, 2020, respectively.  These variances have led to an increase in the Company’s net interest income during 2020 as compared to results for the same period in 2019.  The changes compared to last year have been impacted by the recent short-term interest rate cuts and increased liquidity on the balance sheet.  The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company the remainder of the year.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.91% for the three-month period ended June 30, 2020, and 4.01% for the same period in 2019.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.18% for the six-month period ended June 30, 2020 and 4.00% for the same period in 2019.

	Three Months Ended June 30,
	2020		2019
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$15,098,366	3.73%	$12,620,981	5.14%
Securities:
Taxable	5,069,290	2.05	4,502,680	2.38
Tax-exempt	4,108,075	3.05	3,725,185	2.99
Total securities	9,177,365	2.50	8,227,865	2.65
Federal funds and resell agreements	807,245	0.78	329,064	3.08
Interest-bearing due from banks	1,492,798	0.11	450,032	2.47
Other earning assets	37,816	3.79	61,565	6.07
Total earning assets	26,613,590	3.01	21,689,507	4.11
Allowance for credit losses	(195,373)		(109,463)
Other assets	1,717,808		1,690,423
Total assets	$28,136,025		$23,270,467
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$15,117,729	0.30%	$12,707,353	1.25%
Federal funds and repurchase agreements	2,138,156	0.37	1,728,748	2.17
Borrowed funds	85,681	6.32	69,662	7.97
Total interest-bearing liabilities	17,341,566	0.34	14,505,763	1.39
Noninterest-bearing demand deposits	7,662,836		6,078,520
Other liabilities	411,964		271,890
Shareholders' equity	2,719,659		2,414,294
Total liabilities and shareholders' equity	$28,136,025		$23,270,467
Net interest spread		2.67%		2.72%
Net interest margin		2.79		3.19

	Six Months Ended June 30,
	2020		2019
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$14,357,466	4.08%	$12,462,946	5.16%
Securities:
Taxable	4,881,854	2.19	4,402,458	2.39
Tax-exempt	4,085,558	3.05	3,674,456	2.96
Total securities	8,967,412	2.58	8,076,914	2.65
Federal funds and resell agreements	1,015,720	1.39	424,712	2.92
Interest-bearing due from banks	1,164,405	0.53	554,551	2.42
Other earning assets	42,959	4.93	54,029	5.36
Total earning assets	25,547,962	3.28	21,573,152	4.11
Allowance for credit losses	(154,062)		(107,465)
Other assets	1,693,684		1,597,444
Total assets	$27,087,584		$23,063,131
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$14,723,895	0.56%	$12,729,813	1.23%
Federal funds and repurchase agreements	2,084,271	0.80	1,642,140	2.16
Borrowed funds	78,164	6.96	69,539	7.91
Total interest-bearing liabilities	16,886,330	0.62	14,441,492	1.36
Noninterest-bearing demand deposits	7,079,224		6,028,259
Other liabilities	401,724		267,943
Shareholders' equity	2,720,306		2,325,437
Total liabilities and shareholders' equity	$27,087,584		$23,063,131
Net interest spread		2.66%		2.75%
Net interest margin		2.88		3.19

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $2.1 billion for the three-month period ended June 30, 2020, and increased $1.5 billion for the six-month period ended June 30, 2020, compared to the same periods in 2019.  The benefit from interest-free funds decreased by 35 and 22 basis points in the three and six-month periods, respectively, due to decreased yields on earning assets, offset by a decrease in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2020 and 2019			June 30, 2020 and 2019
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$27,869	$(49,703)	$(21,834)	$44,720	$(72,789)	$(28,069)
Securities:
Taxable	3,096	(3,926)	(830)	5,501	(4,510)	991
Tax-exempt	2,173	451	2,624	4,922	1,409	6,331
Federal funds sold and resell agreements	1,853	(2,806)	(953)	5,330	(4,456)	874
Interest-bearing due from banks	2,060	(4,430)	(2,370)	4,003	(7,609)	(3,606)
Trading	(268)	(262)	(530)	(224)	(86)	(310)
Interest income	36,783	(60,676)	(23,893)	64,252	(88,041)	(23,789)
Change in interest incurred on:
Interest-bearing deposits	6,319	(34,592)	(28,273)	10,721	(47,096)	(36,375)
Federal funds purchased and repurchase agreements	1,795	(9,192)	(7,397)	3,873	(13,153)	(9,280)
Other borrowed funds	281	(319)	(38)	322	(344)	(22)
Interest expense	8,395	(44,103)	(35,708)	14,916	(60,593)	(45,677)
Net interest income	$28,388	$(16,573)	$11,815	$49,336	$(27,448)	$21,888

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Average earning assets	$26,613,590	$21,689,507	$4,924,083	$25,547,962	$21,573,152	$3,974,810
Interest-bearing liabilities	17,341,566	14,505,763	2,835,803	16,886,330	14,441,492	2,444,838
Interest-free funds	$9,272,024	$7,183,744	$2,088,280	$8,661,632	$7,131,660	$1,529,972
Free funds ratio (interest free funds to average earning assets)	34.84%	33.12%	1.72%	33.90%	33.06%	0.84%
Tax-equivalent yield on earning assets	3.01	4.11	(1.10)	3.28	4.11	(0.83)
Cost of interest-bearing liabilities	0.34	1.39	(1.05)	0.62	1.36	(0.74)
Net interest spread	2.67	2.72	(0.05)	2.66	2.75	(0.09)
Benefit of interest-free funds	0.12	0.47	(0.35)	0.22	0.44	(0.22)
Net interest margin	2.79%	3.19%	(0.40)%	2.88%	3.19%	(0.31)%

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

The process involves the consideration of quantitative and qualitative factors relevant to the specific segmentation of loans.  These factors have been established over decades of financial institution experience and include economic observation and loan loss characteristics.  This process is designed to produce a lifetime estimate of the losses, at a reporting date, that includes evaluation of historical loss experience, current economic conditions, reasonable and supportable forecasts, and the qualitative framework outlined by the Office of the Comptroller of the Currency in the published 2020 Interagency Policy Statement.  This process allows management to take a holistic view of the recorded ACL reserve and ensure that all significant and pertinent information is considered.

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

Based on the factors above, management of the Company recorded $21.5 million and $109.5 million as provision for credit losses for the three and six-month periods ended June 30, 2020, respectively, compared to $11.0 million and $23.4 million for the same periods in 2019, respectively.  As illustrated in Table 3 below, the ACL on loans increased to 1.31% of total loans as of June 30, 2020, compared to 0.79% of total loans as of June 30, 2019.

Table 3 presents a summary of the Company’s ACL for the six-month periods ended June 30, 2020 and 2019, and for the year ended December 31, 2019.  Net charge-offs were $13.2 million for the six-month period ended June 30, 2020, compared to $24.9 million for the same period in 2019.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2020	2019	2019
Allowance - January 1	$101,788	$103,635	$103,635
Cumulative effect adjustment(1)	9,030	—	—
Provision for credit losses	106,000	23,350	32,850
Charge-offs:
Commercial and industrial	(2,436)	(7,076)	(19,267)
Specialty lending	—	(15,919)	(16,813)
Commercial real estate	(8,920)	(217)	(392)
Consumer real estate	(219)	(48)	(52)
Consumer	(406)	(490)	(909)
Credit cards	(4,130)	(4,437)	(8,647)
Leases and other	(11)	—	—
Total charge-offs	(16,122)	(28,187)	(46,080)
Recoveries:
Commercial and industrial	1,717	872	3,579
Specialty lending	—	12	3,992
Commercial real estate	76	704	738
Consumer real estate	48	234	384
Consumer	215	263	509
Credit cards	853	1,209	2,181
Leases and other	—	—	—
Total recoveries	2,909	3,294	11,383
Net charge-offs	(13,213)	(24,893)	(34,697)
Allowance for credit losses - end of period	$203,605	$102,092	$101,788
Allowance for credit losses on loans	$200,300	$102,092	$101,788
Allowance for credit losses on held to maturity securities	3,305	N/A(1)	N/A(1)
Loans at end of period, net of unearned interest	15,305,097	12,900,269	13,431,722
Held to maturity securities at end of period	1,114,930	1,112,773	1,116,102
Total assets at amortized cost	16,420,027	14,013,042	14,547,824
Average loans, net of unearned interest	14,346,891	12,460,343	12,759,387
Allowance for credit losses on loans to loans at end of period	1.31%	0.79%	0.76%
Allowance for credit losses - end of period to total assets at amortized cost	1.24%	N/A(1)	N/A(1)
Allowance as a multiple of net charge-offs	7.66x	2.03x	2.93x
Net charge-offs to average loans	0.19%	0.40%	0.27%
(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Trust and securities processing	$46,321	$42,903	$3,418	8.0%
Trading and investment banking	12,851	5,453	7,398	>100.0
Service charges on deposits	19,074	20,747	(1,673)	(8.1)
Insurance fees and commissions	533	465	68	14.6
Brokerage fees	5,753	7,077	(1,324)	(18.7)
Bankcard fees	12,916	16,439	(3,523)	(21.4)
Gains (losses) on sales of securities available for sale, net	4,006	(1,403)	5,409	>100.0
Other	19,002	13,717	5,285	38.5
Total noninterest income	$120,456	$105,398	$15,058	14.3%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Trust and securities processing	$93,321	$84,860	$8,461	10.0%
Trading and investment banking	14,574	11,034	3,540	32.1
Service charges on deposits	44,155	42,028	2,127	5.1
Insurance fees and commissions	792	803	(11)	(1.4)
Brokerage fees	15,613	14,320	1,293	9.0
Bankcard fees	29,461	33,506	(4,045)	(12.1)
Gains (losses) on sales of securities available for sale, net	5,233	(594)	5,827	>100.0
Other	15,731	26,823	(11,092)	(41.4)
Total noninterest income	$218,880	$212,780	$6,100	2.9%

Noninterest income increased by $15.1 million, or 14.3%, during the three-month period ended June 30, 2020, and increased $6.1 million, or 2.9%, during the six-month period ended June 30, 2020, compared to the same periods in 2019.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three and six-month periods ended June 30, 2020, compared to the same periods last year, was primarily due to an increase in corporate trust and fund services revenues.  For the three-month period ended June 30, 2020, fund services revenue increased $2.6 million, or 13.3% and corporate trust revenue increased $1.5 million, or 21.4%, offset by a decrease of wealth management revenue of $0.7 million, or 4.3%, compared to the same period in 2019.  For the six-month period ended June 30, 2020, fund services revenue increased $4.5 million, or 11.2%, and corporate trust revenue increased $4.2 million, or 32.3%.  The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three and six-month periods ended June 30, 2020 increased $7.4 million, or 135.7%, and $3.5 million, or 32.1%, respectively, compared to the same periods in 2019.  These increases were primarily driven by increased trading volume and increased market valuations of investments in the

Company’s trading portfolio.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended June 30, 2020 decreased by $1.7 million, or 8.1%, compared to the same period last year, driven by lower corporate service charges and return item fees.  For the six-month period, service charges on deposit accounts increased $2.1 million, or 5.1%, compared to the same period last year, primarily driven by income related to healthcare customer transfer and conversion fees recorded in the first quarter of 2020, offset by lower corporate service charges.

Brokerage fees for the three-period ended June 30, 2020, decreased $1.3 million, or 18.7%, driven by lower 12b-1 fees.  For the six-month period, brokerage fees increased $1.3 million, or 9.0%, compared to the same period in 2019, driven by higher money market balances.  The recent reduction in short-term interest rates will impact the income in this category the remainder of the year.

During the three and six-month periods ended June 30, 2020, $4.0 million and $5.2 million in gains, respectively, were recognized on the sales of securities available for sale, compared to losses on the sales of securities available for sale of $1.4 million and $0.6 million for the same periods in 2019.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses.

Other noninterest income for the three-month period ended June 30, 2020, increased $5.3 million, or 38.5%, driven by increased company-owned life insurance, and partially offset by a decrease in equity earnings on alternative investments. For the six-month period, other noninterest income decreased $11.1 million, or 41.4%, compared to the same period in 2019.  This decrease was primarily driven by decreases in company-owned life insurance and derivative income, and partially offset by an increase in equity earnings on alternative investments.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Salaries and employee benefits	$130,938	$114,454	$16,484	14.4%
Occupancy, net	11,411	11,539	(128)	(1.1)
Equipment	21,502	18,824	2,678	14.2
Supplies and services	3,785	4,285	(500)	(11.7)
Marketing and business development	3,284	7,304	(4,020)	(55.0)
Processing fees	13,603	13,096	507	3.9
Legal and consulting	6,220	7,496	(1,276)	(17.0)
Bankcard	4,549	4,701	(152)	(3.2)
Amortization of other intangible assets	1,658	1,251	407	32.5
Regulatory fees	3,211	2,910	301	10.3
Other	8,372	7,527	845	11.2
Total noninterest expense	$208,533	$193,387	$15,146	7.8%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Salaries and employee benefits	$241,998	$230,486	$11,512	5.0%
Occupancy, net	23,591	23,282	309	1.3
Equipment	42,743	38,508	4,235	11.0
Supplies and services	7,970	8,158	(188)	(2.3)
Marketing and business development	7,924	12,217	(4,293)	(35.1)
Processing fees	26,993	25,228	1,765	7.0
Legal and consulting	12,330	13,129	(799)	(6.1)
Bankcard	9,409	9,046	363	4.0
Amortization of other intangible assets	3,392	2,578	814	31.6
Regulatory fees	5,577	5,800	(223)	(3.8)
Other	15,225	15,581	(356)	(2.3)
Total noninterest expense	$397,152	$384,013	$13,139	3.4%

Noninterest expense increased by $15.1 million, or 7.8%, and $13.1 million, or 3.4%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019. Included in these variances were $4.0 million and $4.2 million, respectively, of non-recurring COVID-19 expenses in 2020. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $16.5 million, or 14.4%, and $11.5 million, or 5.0%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019.  Salaries and wages increased $3.2 million, or 4.6%, and increased $9.3 million, or 6.7%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019.  Employee benefits expense increased $9.8 million, or 48.6%, and decreased $5.7 million, or 12.0%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019 driven by changes in deferred compensation expense.  Bonus and commission expense increased $3.5 million, or 14.5%, and $7.9 million, or 17.7%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019.

Equipment expense increased $2.7 million, or 14.2%, and $4.2 million, or 11.0%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to higher software, equipment maintenance, and COVID-19 specific costs.

Marketing and business development expense decreased $4.0 million, or 55.0%, and $4.3 million, or 35.1%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower travel and entertainment expense.

Processing fees expense increased $0.5 million, or 3.9%, and $1.8 million, or 7.0%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to system investments to support growth across the Company’s business lines.

Legal and consulting expense decreased $1.3 million, or 17.0%, and $0.8 million, or 6.1%, for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to the timing of multiple projects.

Income Tax Expense

The Company’s effective tax rate was 11.3% for the six months ended June 30, 2020, compared to 15.5% for the same period in 2019. The decrease in the effective rate for 2020 is primarily attributable to a larger portion of income being earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Prior to 2020, the Company had the following four Business Segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.  In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the Company’s core businesses, products and services are currently being evaluated by management.  For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2020.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$113,085	$102,579	$10,506	10.2%
Provision for credit losses	19,281	9,306	9,975	>100.0
Noninterest income	24,078	20,387	3,691	18.1
Noninterest expense	62,123	68,511	(6,388)	(9.3)
Income before taxes	55,759	45,149	10,610	23.5
Income tax expense	6,597	7,008	(411)	(5.9)
Net income	$49,162	$38,141	$11,021	28.9%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$220,034	$202,393	$17,641	8.7%
Provision for credit losses	101,501	19,635	81,866	>100.0
Noninterest income	35,318	43,568	(8,250)	(18.9)
Noninterest expense	121,166	135,331	(14,165)	(10.5)
Income before taxes	32,685	90,995	(58,310)	(64.1)
Income tax expense	3,709	14,079	(10,370)	(73.7)
Net income	$28,976	$76,916	$(47,940)	(62.3)%

For the six-month period ended June 30, 2020, Commercial Banking net income decreased by $47.9 million, or 62.3%, to $29.0 million, as compared to the same period in 2019.  Net interest income increased $17.6 million, or 8.7%, for the six-month period ended June 30, 2020, compared to the same period in 2019, primarily driven by strong loan growth and earning asset mix changes.  Commercial Banking added loans of $1.5 billion and loan interest income of $6.9 million related to the PPP during the second quarter of 2020.  Provision for credit losses increased by $81.9 million for the period due to adoption of CECL, coupled with the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income decreased $8.3 million, or 18.9%, over the same period in 2019 primarily due to a decrease of $6.2 million in other noninterest income driven by decreased company-owned life insurance income and derivative income and a decrease of $1.5 million in bankcard fees due to decreased interchange income. Noninterest expense decreased $14.2 million, or 10.5%, to $121.2 million for the six-month period ended June 30, 2020, compared to the same period in 2019.  This decrease was driven by a $10.8 million decrease in technology, service, and overhead expenses, a decrease of $1.6 million in marketing and business development expense due to decreased travel and entertainment expense related to the COVID-19 pandemic.  Additionally, there were decreases of $0.7 million in legal and professional expense and $0.7 million in processing fees.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$28,129	$30,501	$(2,372)	(7.8)%
Provision for credit losses	298	181	117	64.6
Noninterest income	66,488	55,626	10,862	19.5
Noninterest expense	76,953	64,852	12,101	18.7
Income before taxes	17,366	21,094	(3,728)	(17.7)
Income tax expense	2,055	3,274	(1,219)	(37.2)
Net income	$15,311	$17,820	$(2,509)	(14.1)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$61,164	$62,252	$(1,088)	(1.7)%
Provision for credit losses	573	467	106	22.7
Noninterest income	128,440	111,476	16,964	15.2
Noninterest expense	145,406	130,249	15,157	11.6
Income before taxes	43,625	43,012	613	1.4
Income tax expense	4,951	6,655	(1,704)	(25.6)
Net income	$38,674	$36,357	$2,317	6.4%

For the six-month period ended June 30, 2020, Institutional Banking net income increased $2.3 million, or 6.4%, compared to the same period last year.  Net interest income decreased $1.1 million, or 1.7%, compared to the same period last year, driven by a decrease in funds transfer pricing due to the decline in short-term interest rates.  Noninterest income increased $17.0 million, or 15.2%, primarily due to increases of $4.2 million in corporate trust income and $3.6 million in fund services income, both recorded in trust and securities processing revenue, $6.9 million in bond trading income, and $4.4 million in service charges on deposit accounts due to healthcare customer transfer and conversion fees recorded in the first quarter of 2020. These increases were partially offset by a decrease of $2.5 million in bankcard fees. Noninterest expense increased $15.2 million, or 11.6%, primarily driven by an increase of $9.5 million in salary and employee benefits expense, an increase of $3.2 million in technology, service, and overhead expenses, increased amortization expense of $1.2 million, and an increase of $0.9 million in bankcard expense.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$37,015	$33,334	$3,681	11.0%
Provision for credit losses	1,921	1,513	408	27.0
Noninterest income	29,890	29,385	505	1.7
Noninterest expense	69,457	60,024	9,433	15.7
(Loss) income before taxes	(4,473)	1,182	(5,655)	(>100.0)
Income tax (benefit) expense	(529)	184	(713)	(>100.0)
Net (loss) income	$(3,944)	$998	$(4,942)	(>100.0)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$70,972	$65,637	$5,335	8.1%
Provision for credit losses	7,426	3,248	4,178	>100.0
Noninterest income	55,122	57,736	(2,614)	(4.5)
Noninterest expense	130,580	118,433	12,147	10.3
(Loss) income before taxes	(11,912)	1,692	(13,604)	(>100.0)
Income tax (benefit) expense	(1,352)	262	(1,614)	(>100.0)
Net (loss) income	$(10,560)	$1,430	$(11,990)	(>100.0)%

For the six-month period ended June 30, 2020, Personal Banking recognized a net loss of $10.6 million, which represents a decrease of $12.0 million as compared to the same period last year.  Net interest income increased $5.3 million, or 8.1%, compared to the same period last year due to increased loan balances.  Provision for credit losses increased $4.2 million due to adoption of CECL, coupled with the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income decreased $2.6 million, or 4.5%, for the same period.  This decrease is primarily driven by a decrease of $2.2 million in other noninterest income due to lower company-owned life insurance income, and a decrease of $1.2 million in deposit service charges.  These decreases were partially offset by an increase of $0.8 million in equity earnings on alternative investments. Noninterest expense increased $12.1 million, or 10.3%, primarily due to an increase of $6.9 million in technology, service, and overhead expenses, $3.5 million in salary and employee benefits expense partially due to non-recurring COVID-19 related expenses, and $1.6 million in other expense due to higher operational losses recorded in 2020.

Balance Sheet Analysis

Total assets of the Company increased by $3.2 billion, or 12.0%, as of June 30, 2020, compared to December 31, 2019, primarily due to an increase of $1.9 billion, or 13.9%, in loan balances and an increase of $1.0 billion, or 13.9%, in available for sale securities.

Total assets of the Company increased $5.7 billion, or 23.9%, as of June 30, 2020, compared to June 30, 2019, primarily due to an increase in loan balances of $2.4 billion, or 18.6%, an increase in AFS securities of $1.3 billion, or 18.2%, an increase in securities purchased under agreements to resell of $1.1 billion, or 375.8%, and an increase in interest-bearing due from banks of $837.9 million, or 95.6%.  Total assets, including securities purchased under agreements to resell and interest-bearing due from banks, are being impacted by excess liquidity in the market due to PPP.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2020	2019	2019
Total assets	$29,753,608	$24,016,276	$26,561,355
Loans, net of unearned interest	15,313,310	12,903,040	13,439,525
Total securities	9,804,143	8,459,807	8,717,502
Interest-bearing due from banks	1,714,478	876,551	1,225,491
Total earning assets	27,975,969	22,420,909	24,859,075
Total deposits	24,459,404	19,400,230	21,603,244
Total borrowed funds	2,049,690	1,778,709	1,966,880

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

Actual loan balances totaled $15.3 billion as of June 30, 2020, and increased $1.9 billion, or 13.9%, compared to December 31, 2019, and increased $2.4 billion, or 18.6%, compared to June 30, 2019.  Compared to December 31, 2019, commercial and industrial loans increased $1.3 billion, or 23.6%, and commercial real estate loans increased $425.3 million, or 8.3%.  Compared to June 30, 2019, commercial and industrial loans increased $1.6 billion, or 30.5%, commercial real estate loans increased $691.1 million, or 14.2%, consumer real estate loans increased $369.5 million, or 29.3%, partially offset by a decrease of $271.9 million, or 39.7% in specialty lending loans.  The increase in commercial and industrial loans as compared to both December 31, 2019 and June 30, 2019 is related to the Company’s participation in the PPP, with PPP loans totaling $1.5 billion as of June 30, 2020.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $9.8 billion as of June 30, 2020, and $8.7 billion as of December 31, 2019, and comprised 35.0% and 35.1% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 86.5% of the Company’s investment securities portfolio at June 30, 2020 and 85.4% at December 31, 2019.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 65.0 months at June 30, 2020, compared to 70.9 months at December 31, 2019, and 61.3 months at June 30, 2019.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $6.2 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2020.  Of this amount, securities with a market value of $823.7 million at June 30, 2020 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio, net of the ACL totaled $1.1 billion at both June 30, 2020 and December 31, 2019.  The average life of the HTM portfolio was 6.2 years at June 30, 2020, 6.3 years at December 31, 2019, and 6.7 years at June 30, 2019.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.58% for the six-month period ended June 30, 2020, compared to 2.65% for the same period in 2019.

Deposits and Borrowed Funds

Deposits increased $2.9 billion, or 13.2%, from December 31, 2019 to June 30, 2020 and increased $5.1 billion, or 26.1%, from June 30, 2019 to June 30, 2020.  Total interest-bearing deposits increased $1.2 billion, and noninterest-bearing deposits increased $1.7 billion from December 31, 2019 to June 30, 2020. Total interest-bearing deposits increased $2.9 billion, and noninterest-bearing deposits increased $2.1 billion from June 30, 2019 to June 30, 2020.  The increase in deposits as compared to prior periods is related to the excess liquidity in the market created by the PPP and customer behavior changes related to the COVID-19 pandemic.

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

Long-term debt totaled $71.0 million at June 30, 2020, compared to $70.4 million as of December 31, 2019, and $69.8 million as of June 30, 2019.  The Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations have an aggregate contractual balance of $103.1 million.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.00% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.3% unused commitment fee for unused portions of the revolving line of credit.  As of June 30, 2020, the Company had an outstanding balance of $15.0 million on this revolving line of credit.  This borrowing is included in the Short-term debt line on the Company’s Consolidated Balance Sheets.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.0 billion as of June 30, 2020, $1.9 billion as of December 31, 2019, and $1.7 billion at June 30, 2019. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of the COVID-19 pandemic.

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

Total shareholders’ equity was $2.8 billion at June 30, 2020, a $171.0 million increase compared to December 31, 2019, and a $299.6 million increase compared to June 30, 2019.

The Company’s Board of Directors authorized, at its April 28, 2020, April 23, 2019, and April 24, 2018 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the six-month periods ended June 30, 2020 and 2019, the Company acquired 1,138,137 shares and 62,161 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.  In March 2020, the Company entered into an agreement with Bank of America (BoA) to repurchase an aggregate of $30.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR).  The Company repurchased a total of 653,498 shares under the ASR, which was completed during the second quarter. The ASR was entered into pursuant to the April 23, 2019 Repurchase Authorization and the Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.  The Company is not currently engaging in repurchases.  In the future, it may determine to resume repurchases.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.31 per share quarterly cash dividend payable on October 1, 2020, to shareholders of record at the close of business on September 10, 2020.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.4 billion as of June 30, 2020.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of June 30, 2020.

Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution’s assets.  The Company has implemented the Basel III regulatory capital rules adopted by the FRB.  Basel III capital rules include a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a minimum tier 1 risk-based capital ratio of 6%.  A financial institution’s total capital is also required to equal at least 8% of risk-weighted assets.

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4%.  The leverage ratio is calculated as the ratio of tier 1 core capital to total average assets, less goodwill and intangibles.

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

The Company's capital position as of June 30, 2020 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2020	2019	2020	2019
Common equity tier 1 capital ratio	11.92%	12.65%	11.92%	12.65%
Tier 1 risk-based capital ratio	11.92	12.65	11.92	12.65
Total risk-based capital ratio	13.17	13.63	13.17	13.63
Leverage ratio	8.35	9.69	8.35	9.69
Return on average assets	0.87	0.98	0.42	1.00
Return on average equity	8.95	9.46	4.22	9.95
Average equity to assets	9.67	10.37	10.04	10.08

The Company's per share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2020	2019	2020	2019
Earnings - basic	$1.26	$1.17	$1.18	$2.35
Earnings - diluted	1.26	1.16	1.18	2.34
Cash dividends	0.31	0.30	0.62	0.60
Dividend payout ratio	24.60%	25.64%	52.54%	25.53%
Book value	$57.84	$50.50	$57.84	$50.50

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates.  To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability

Committee (ALCO) and approved by the Board.  The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure.  The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis.  The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time.  On a limited basis, the Company uses hedges such as swaps, rate floors, and futures contracts to manage interest rate risk on certain loans, trading securities, and trust preferred securities.  See further information in Note 11 “Derivatives and Hedging Activities” in the Notes to the Consolidated Financial Statements.

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

Table 11 shows the net interest income increase or decrease over the next two years as of June 30, 2020 and 2019 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	(0.3)%	4.3%	10.3%	9.5%
200	(0.3)	2.8	7.3	6.0
100	(0.2)	1.3	3.4	2.5
Static	—	—	—	—
(100)	(1.3)	(1.6)	(3.3)	(6.1)
(200)	n/a	(3.6)	n/a	(11.9)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	2.7%	10.3%	12.9%	12.3%
200	1.6	6.8	9.0	7.8
100	0.4	3.3	4.6	3.5
Static	—	—	—	—
(100)	(1.9)	(4.2)	(3.7)	(7.8)
(200)	n/a	(8.8)	n/a	(14.7)

The Company is positioned slightly asset sensitive to changes in interest rates with the exception of rising rate ramps in year one.  Sensitivity of the rising rate ramps is almost neutral for year one, changing to asset sensitive in year two.  For decreasing rate ramps, net interest income is predicted to decrease in year one and two.  For rate shocks, net interest income is predicted to increase in year one and two in rising rate scenarios and decrease in falling rate scenarios.  Increases and decreases in net interest income in rising and falling rate scenarios are due to yields on earning assets increasing and decreasing more due to changes in market rates than the cost of paying liabilities is projected to increase or decrease.  A key assumption underlying these projections is how the Company is projected to price deposits in a rising rate environment being consistent with our history.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $51.4 million as of June 30, 2020, $45.6 million as of December 31, 2019, and $81.4 million as of June 30, 2019.  Securities sold not yet purchased (i.e. short positions) totaled $4.0 million at June 30, 2020, $14.6 million as of December 31, 2019, and $32.1 million at June 30, 2019 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $28.9 million to $82.2 million at June 30, 2020, compared to June 30, 2019, and increased $25.9 million, compared to December 31, 2019.

The Company had $5.7 million, $3.2 million, and $2.9 million of other real estate owned as of June 30, 2020 and 2019, and December 31, 2019, respectively. Loans past due more than 90 days and still accruing interest totaled $4.6 million as of June 30, 2020, compared to $1.8 million at June 30, 2019 and $2.1 million as of December 31, 2019.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.
Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $11.8 million of restructured loans at June 30, 2020, $19.0 million at June 30, 2019, and $19.8 million at December 31, 2019.  Those loans modified as part of the Company’s response to the COVID-19 pandemic are not considered to be restructured loans and are discussed further below in Table 13.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2020	2019	2019
Nonaccrual loans	$71,285	$34,829	$36,909
Restructured loans on nonaccrual	10,960	18,566	19,438
Total nonperforming loans	82,245	53,395	56,347
Other real estate owned	5,710	3,248	2,935
Total nonperforming assets	$87,955	$56,643	$59,282
Loans past due 90 days or more	$4,588	$1,825	$2,069
Restructured loans accruing	805	402	392
Allowance for credit losses on loans	200,300	102,092	101,788
Ratios:
Nonperforming loans as a percent of loans	0.54%	0.41%	0.42%
Nonperforming assets as a percent of loans plus other real estate owned	0.57	0.44	0.44
Nonperforming assets as a percent of total assets	0.30	0.24	0.22
Loans past due 90 days or more as a percent of loans	0.03	0.01	0.02
Allowance for credit losses on loans as a percent of loans	1.31	0.79	0.76
Allowance for credit losses on loans as a multiple of nonperforming loans	2.44x	1.91x	1.81x

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our customers by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assisting its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of either full payment deferral or interest-only payments.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  The Company anticipates additional loans to be modified due to the effects of COVID-19 in the coming periods.  Any loans modified are segmented separately with specific prepayment and maturity assumptions within the Company’s ACL.  As of June 30, 2020, the Company had made 1,676 COVID-19 related modifications on loans with a total balance of $1.3 billion.  See further discussion of the impacts of COVID-19 on the Company’s consolidated financial statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 13

COVID-19 LOAN MODIFICATIONS (unaudited, in thousands)

	As of June 30, 2020
		Modification Type
	Balance	Deferment	Interest Only
Commercial and industrial	$349,858	$312,033	$37,825
Specialty lending	25,644	25,240	404
Commercial real estate	874,236	704,648	169,588
Consumer real estate	69,045	67,859	1,186
Consumer	2,132	2,132	—
Credit cards	2,884	2,240	644
Leases and other	37	37	—
Held to maturity securities	15,767	15,767	—
Total	$1,339,603	$1,129,956	$209,647

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $8.5 billion of high-quality securities available for sale as of June 30, 2020.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  At June 30, 2020, $6.2 billion, or 73.5%, of the securities available-for-sale were pledged or used as collateral, compared to $5.8 billion, or 77.5%, at December 31, 2019.  However, of these amounts, securities with a market value of $823.7 million at June 30, 2020 and $481.2 million at December 31, 2019 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at June 30, 2020 was $12.1 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.3% unused commitment fee for unused portions of the line of credit.  As of June 30, 2020, the Company had an outstanding balance of $15.0 million on this line of credit.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.4 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of June 30, 2020.

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties.  This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service.  This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards.  The Company must comply with a number of legal and regulatory requirements.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings.  In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or in response to Item 1A to Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2020.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 28, 2020	—	$—	—	973,490
April 29 - April 30, 2020	1,329	49.56	1,329	1,998,671
May 1 - May 31, 2020	116,346	43.98	116,346	1,882,325
June 1 - June 30, 2020	97	53.67	97	1,882,228
Total	117,772	$44.05	117,772

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

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: July 30, 2020