Form 10-Q
period 2020-09-30
UMB FINANCIAL CORP
filed 2020-10-29
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, UMB Financial Corporation had 48,030,860 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Loans	$15,950,177	$13,431,722
Allowance for credit losses on loans(1)	(211,688)	(101,788)
Net loans	15,738,489	13,329,934
Loans held for sale	10,978	7,803
Securities:
Available for sale (amortized cost of $8,331,431 and $7,323,980, respectively)	8,719,246	7,447,362
Held to maturity, net of allowance for credit losses of $2,806 and $0, respectively (fair value of $1,099,289 and $1,082,345, respectively)	1,067,501	1,116,102
Trading securities	49,154	45,618
Other securities	159,994	108,420
Total securities	9,995,895	8,717,502
Federal funds sold and securities purchased under agreements to resell	1,101,313	1,578,345
Interest-bearing due from banks	1,613,675	1,225,491
Cash and due from banks	440,659	472,958
Premises and equipment, net	295,090	300,334
Accrued income	132,574	124,508
Goodwill	180,867	180,867
Other intangibles, net	22,657	27,597
Other assets	718,775	596,016
Total assets	$30,250,972	$26,561,355

LIABILITIES
Deposits:
Noninterest-bearing demand	$8,752,882	$6,944,465
Interest-bearing demand and savings	15,298,562	13,432,415
Time deposits under $250,000	491,378	611,587
Time deposits of $250,000 or more	195,085	614,777
Total deposits	24,737,907	21,603,244
Federal funds purchased and repurchase agreements	1,929,004	1,896,508
Short-term debt	15,000	—
Long-term debt	269,044	70,372
Accrued expenses and taxes	255,720	232,200
Other liabilities	190,117	152,591
Total liabilities	27,396,792	23,954,915

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,028,679 and 49,097,606 shares outstanding, respectively	55,057	55,057
Capital surplus	1,085,375	1,073,764
Retained earnings	1,750,389	1,672,438
Accumulated other comprehensive income, net	299,103	83,180
Treasury stock, 7,028,051 and 5,959,124 shares, at cost, respectively	(335,744)	(277,999)
Total shareholders' equity	2,854,180	2,606,440
Total liabilities and shareholders' equity	$30,250,972	$26,561,355

(1)	As of December 31, 2019, this line represents the Allowance for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans	$142,441	$162,243	$433,471	$481,342
Securities:
Taxable interest	26,393	26,966	79,475	79,057
Tax-exempt interest	25,377	23,202	74,393	65,887
Total securities income	51,770	50,168	153,868	144,944
Federal funds and resell agreements	2,248	2,817	9,273	8,968
Interest-bearing due from banks	299	3,450	3,360	10,117
Trading securities	259	425	1,225	1,701
Total interest income	197,017	219,103	601,197	647,072
INTEREST EXPENSE
Deposits	9,284	41,144	50,259	118,494
Federal funds and repurchase agreements	1,730	8,313	10,061	25,924
Other	1,619	1,386	4,323	4,112
Total interest expense	12,633	50,843	64,643	148,530
Net interest income	184,384	168,260	536,554	498,542
Provision for credit losses(1)	16,000	7,500	125,500	30,850
Net interest income after provision for credit losses	168,384	160,760	411,054	467,692
NONINTEREST INCOME
Trust and securities processing	50,552	45,218	143,873	130,078
Trading and investment banking	8,678	5,712	23,252	16,746
Service charges on deposit accounts	19,650	20,620	63,805	62,648
Insurance fees and commissions	259	320	1,051	1,123
Brokerage fees	4,819	8,102	20,432	22,422
Bankcard fees	15,295	16,895	44,756	50,401
Gains on sales of securities available for sale, net	311	3,057	5,544	2,463
Other	13,432	3,711	29,163	30,534
Total noninterest income	112,996	103,635	331,876	316,415
NONINTEREST EXPENSE
Salaries and employee benefits	124,194	110,153	366,192	340,639
Occupancy, net	12,027	12,240	35,618	35,522
Equipment	20,968	19,775	63,711	58,283
Supplies and services	3,442	4,261	11,412	12,419
Marketing and business development	3,038	5,655	10,962	17,872
Processing fees	12,812	13,619	39,805	38,847
Legal and consulting	7,244	8,374	19,574	21,503
Bankcard	4,834	4,643	14,243	13,689
Amortization of other intangible assets	1,524	1,335	4,916	3,913
Regulatory fees	2,309	2,749	7,886	8,549
Other	5,603	8,593	20,828	24,174
Total noninterest expense	197,995	191,397	595,147	575,410
Income before income taxes	83,385	72,998	147,783	208,697
Income tax expense	10,293	10,616	17,601	31,612
NET INCOME	$73,092	$62,382	$130,182	$177,085

PER SHARE DATA
Net income – basic	$1.52	$1.28	$2.70	$3.63
Net income – diluted	1.52	1.27	2.69	3.61
Dividends	0.31	0.30	0.93	0.90
Weighted average shares outstanding – basic	47,947,056	48,797,182	48,208,447	48,762,667
Weighted average shares outstanding – diluted	48,068,438	49,096,196	48,352,145	49,052,329

(1)	For the three and nine months ended September 30, 2019, this line represents the Provision for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$73,092	$62,382	$130,182	$177,085
Other comprehensive income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	20,975	54,182	269,976	268,100
Less: Reclassification adjustment for gains included in net income	(311)	(3,057)	(5,544)	(2,463)
Change in unrealized gains and losses on debt securities during the period	20,664	51,125	264,432	265,637
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	(122)	(7,469)	19,015	(12,618)
Less: Reclassification adjustment for (gains) losses included in net income	(1,123)	280	(869)	295
Change in unrealized gains and losses on derivative hedges	(1,245)	(7,189)	18,146	(12,323)
Other comprehensive income, before tax	19,419	43,936	282,578	253,314
Income tax expense	(4,578)	(10,532)	(66,655)	(61,511)
Other comprehensive income	14,841	33,404	215,923	191,803
Comprehensive income	$87,933	$95,786	$346,105	$368,888

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – July 1, 2019	$55,057	$1,065,301	$1,573,586	$62,617	$(278,771)	$2,477,790
Total comprehensive income	—	—	62,382	33,404	—	95,786
Dividends ($0.30 per share)	—	—	(14,770)	—	—	(14,770)
Purchase of treasury stock	—	—	—	—	(221)	(221)
Forfeitures of equity awards, net of issuances	—	6	—	—	6	12
Recognition of equity-based compensation	—	3,912	—	—	—	3,912
Sale of treasury stock	—	80	—	—	106	186
Exercise of stock options	—	211	—	—	960	1,171
Balance – September 30, 2019	$55,057	$1,069,510	$1,621,198	$96,021	$(277,920)	$2,563,866

Balance – July 1, 2020	$55,057	$1,081,713	$1,692,289	$284,262	$(335,926)	$2,777,395
Total comprehensive income	—	—	73,092	14,841	—	87,933
Dividends ($0.31 per share)	—	—	(14,992)	—	—	(14,992)
Purchase of treasury stock	—	—	—	—	(106)	(106)
Issuances of equity awards, net of forfeitures	—	(111)	—	—	126	15
Recognition of equity-based compensation	—	3,725	—	—	—	3,725
Sale of treasury stock	—	38	—	—	110	148
Exercise of stock options	—	10	—	—	52	62
Balance – September 30, 2020	$55,057	$1,085,375	$1,750,389	$299,103	$(335,744)	$2,854,180

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2019	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
Total comprehensive income	—	—	177,085	191,803	—	368,888
Dividends ($0.90 per share)	—	—	(44,308)	—	—	(44,308)
Purchase of treasury stock	—	—	—	—	(4,335)	(4,335)
Forfeitures of equity awards, net of issuances	—	3,113	—	—	(2,497)	616
Recognition of equity-based compensation	—	10,918	—	—	—	10,918
Sale of treasury stock	—	265	—	—	380	645
Exercise of stock options	—	613	—	—	2,359	2,972
Balance – September 30, 2019	$55,057	$1,069,510	$1,621,198	$96,021	$(277,920)	$2,563,866

Balance – January 1, 2020	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Total comprehensive income	—	—	130,182	215,923	—	346,105
Dividends ($0.93 per share)	—	—	(45,192)	—	—	(45,192)
Purchase of treasury stock	—	615	—	—	(60,180)	(59,565)
Forfeitures of equity awards, net of issuances	—	565	—	—	43	608
Recognition of equity-based compensation	—	9,834	—	—	—	9,834
Sale of treasury stock	—	158	—	—	311	469
Exercise of stock options	—	439	—	—	2,081	2,520
Cumulative effect adjustment (1)	—	—	(7,039)	—	—	(7,039)
Balance – September 30, 2020	$55,057	$1,085,375	$1,750,389	$299,103	$(335,744)	$2,854,180

(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$130,182	$177,085
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses(1)	125,500	30,850
Net amortization of premiums and discounts from acquisition	53	135
Depreciation and amortization	46,448	41,388
Amortization of debt issuance costs	19	—
Deferred income tax (benefit) expense	(15,996)	1,331
Net increase in trading securities and other earning assets	(5,582)	(25,425)
Gains on sales of securities available for sale, net	(5,544)	(2,463)
Gains on sales of assets	(1,770)	(247)
Amortization of securities premiums, net of discount accretion	32,057	25,670
Originations of loans held for sale	(74,414)	(122,479)
Gains on sales of loans held for sale, net	(1,920)	(920)
Proceeds from sales of loans held for sale	73,159	115,566
Equity-based compensation	10,442	11,534
Net tax benefit related to equity compensation plans	230	643
Changes in:
Accrued income	(8,066)	(8,856)
Accrued expenses and taxes	38,007	66,372
Other assets and liabilities, net	(127,172)	(119,674)
Net cash provided by operating activities	215,633	190,510
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	111,169	119,078
Proceeds from sales of securities available for sale	257,151	331,399
Proceeds from maturities of securities available for sale	2,049,871	789,570
Purchases of securities held to maturity	(70,109)	(61,427)
Purchases of securities available for sale	(3,330,552)	(1,719,630)
Payment on low-income housing tax credit investment commitments	(7,238)	(3,247)
Net increase in loans	(2,538,649)	(892,159)
Net decrease in fed funds sold and resell agreements	477,032	163,609
Net cash activity from acquisitions and divestitures	24	(6,225)
Net increase in interest-bearing balances due from other financial institutions	(5,817)	(4,747)
Purchases of premises and equipment	(46,763)	(47,729)
Proceeds from sales of premises and equipment	8,497	4,163
Purchases of bank-owned and company-owned life insurance	(50,000)	—
Proceeds from bank-owned and company-owned life insurance death benefit	1,489	444
Net cash used in investing activities	(3,143,895)	(1,326,901)
FINANCING ACTIVITIES
Net increase in demand and savings deposits	3,674,564	208,246
Net decrease in time deposits	(539,901)	(180,161)
Net increase in fed funds purchased and repurchase agreements	32,496	272,080
Proceeds from short-term debt	15,000	—
Proceeds from long-term debt	200,000	—
Payment of debt issuance costs	(2,328)	—
Cash dividends paid	(44,925)	(44,219)
Proceeds from exercise of stock options and sales of treasury shares	2,989	3,617
Purchases of treasury stock	(59,565)	(4,335)
Net cash provided by financing activities	3,278,330	255,228
Increase (decrease) in cash and cash equivalents	350,068	(881,163)
Cash and cash equivalents at beginning of period	1,669,170	1,674,121
Cash and cash equivalents at end of period	$2,019,238	$792,958

Supplemental disclosures:
Income tax payments	$33,318	$2,056
Total interest payments	73,085	145,944
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$47,172	$6,765
Commitment to fund low-income housing tax credit investments	47,172	6,765

(1)	For the nine months ended September 30, 2019, this line represents the Provision for loan losses. See further discussion of this change in Note 3, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2020 and September 30, 2019 (in thousands):

	September 30,
	2020	2019
Due from the FRB	$1,578,579	$134,760
Cash and due from banks	440,659	658,198
Cash and cash equivalents at end of period	$2,019,238	$792,958

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $35.1 million and $23.6 million at September 30, 2020 and September 30, 2019, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 121,382 and 299,014 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at September 30, 2020 and 2019, respectively.  Diluted year-to-date net income per share includes the dilutive effect of 143,698 and 289,662 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at September 30, 2020 and 2019, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  Outstanding stock options, restricted stock and restricted stock units of 534,275 and 116,376 for the three months ended September 30, 2020 and 2019, respectively, and 418,910 and 116,376 for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

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

4.  Loans and Allowance for Credit Losses

The Company adopted the CECL methodology for measuring credit losses as of January 1, 2020.  All disclosures as of and for the nine months ended September 30, 2020 are presented in accordance with ASC 326, Financial Instruments – Credit Losses (ASC 326).  The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$1,243	$343	$54,670	$56,256	$7,001,531	$7,057,787
Specialty lending	—	—	2,794	2,794	493,818	496,612
Commercial real estate	3,816	—	30,181	33,997	5,804,913	5,838,910
Consumer real estate	338	63	5,120	5,521	1,835,955	1,841,476
Consumer	387	52	88	527	142,495	143,022
Credit cards	1,713	914	819	3,446	362,773	366,219
Leases and other	—	—	23	23	206,128	206,151
Total loans	$7,497	$1,372	$93,695	$102,564	$15,847,613	$15,950,177

	December 31, 2019
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial:
Commercial	$10,491	$250	$25,592	$36,333	$5,805,669	$5,842,002
Asset-based	—	—	—	—	292,231	292,231
Factoring	—	—	—	—	170,560	170,560
Commercial – credit card	760	52	24	836	181,402	182,238
Real estate:
Real estate – construction	3,933	—	95	4,028	838,318	842,346
Real estate – commercial	3,365	36	24,030	27,431	4,301,293	4,328,724
Real estate – residential	485	—	2,748	3,233	930,043	933,276
Real estate – HELOC	544	—	2,798	3,342	474,809	478,151
Consumer:
Consumer – credit card	1,835	1,681	803	4,319	222,423	226,742
Consumer – other	81	50	257	388	133,086	133,474
Leases	—	—	—	—	1,978	1,978
Total loans	$21,494	$2,069	$56,347	$79,910	$13,351,812	$13,431,722

The Company sold consumer real estate loans with proceeds of $73.2 million and $115.6 million in the secondary market without recourse during the nine months ended September 30, 2020 and 2019, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $93.7 million and $56.3 million at September 30, 2020 and December 31, 2019, respectively.  Restructured loans totaled $11.7 million and $19.8 million at September 30, 2020 and December 31, 2019, respectively.  Loans 90 days past due and still accruing interest amounted to $1.4 million and $2.1 million at September 30, 2020 and December 31, 2019, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2020.  Nonaccrual loans with no related allowance for credit losses totaled $49.5 million at September 30, 2020.

The following table provides the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at September 30, 2020 (in thousands):

	September 30, 2020
	Non- Accrual Loans	Amortized Cost of Non-Accrual Loans with no related Allowance
Loans
Commercial and industrial	$54,670	$16,344
Specialty lending	2,794	274
Commercial real estate	30,181	26,799
Consumer real estate	5,120	5,120
Consumer	88	88
Credit cards	819	819
Leases and other	23	23
Total loans	$93,695	$49,467

Amortized Cost

The following disclosure is presented in accordance with ASC 326.

The following table provides a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of September 30, 2020 (in thousands):

	September 30, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type
	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$3,000,566	$788,357	$559,583	$201,348	$194,712	$78,125	$2,052,763	$6,477	$6,881,931
Agriculture	6,829	8,621	2,270	4,579	2,393	484	132,541	—	157,717
Overdrafts	—	—	—	—	—	—	18,139	—	18,139
Total Commercial and industrial	3,007,395	796,978	561,853	205,927	197,105	78,609	2,203,443	6,477	7,057,787
Specialty lending:
Asset-based lending	54,976	12,904	—	—	—	—	280,569	—	348,449
Factoring	—	—	—	—	—	—	148,163	—	148,163
Total Specialty lending	54,976	12,904	—	—	—	—	428,732	—	496,612
Commercial real estate:
Owner-occupied	450,696	371,082	246,705	185,298	139,152	201,357	20,019	18,210	1,632,519
Non-owner-occupied	634,880	617,564	259,553	200,204	267,222	149,965	39,352	76,431	2,245,171
Farmland	254,518	39,808	33,329	38,596	53,532	35,457	42,979	386	498,605
5+ Multi-family	207,177	59,063	16,073	33,761	109,704	7,313	12,429	76,356	521,876
1-4 Family construction	—	—	—	—	—	—	37,453	—	37,453
General construction	21,025	3,494	1,244	526	719	2,812	868,462	5,004	903,286
Total Commercial real estate	1,568,296	1,091,011	556,904	458,385	570,329	396,904	1,020,694	176,387	5,838,910
Consumer real estate:
HELOC	63,695	13,421	6,632	267	64	2,676	331,177	43	417,975
First lien: 1-4 family	717,266	317,815	91,628	107,770	85,194	80,611	553	—	1,400,837
Junior lien: 1-4 family	7,689	7,765	2,823	1,478	1,054	1,569	286	—	22,664
Total Consumer real estate	788,650	339,001	101,083	109,515	86,312	84,856	332,016	43	1,841,476
Consumer:
Revolving line	—	—	—	—	—	—	90,295	—	90,295
Auto	10,445	11,067	3,592	2,007	931	484	—	—	28,526
Other	3,708	3,531	2,459	458	1,071	192	12,782	—	24,201
Total Consumer	14,153	14,598	6,051	2,465	2,002	676	103,077	—	143,022
Credit cards:
Consumer	—	—	—	—	—	—	186,574	—	186,574
Commercial	—	—	—	—	—	—	179,645	—	179,645
Total Credit cards	—	—	—	—	—	—	366,219	—	366,219
Leases and other:
Leases	—	915	—	787	—	730	—	—	2,432
Other	26,529	11,248	7,974	2,941	1,366	5,743	147,918	—	203,719
Total Leases and other	26,529	12,163	7,974	3,728	1,366	6,473	147,918	—	206,151
Total loans	$5,459,999	$2,266,655	$1,233,865	$780,020	$857,114	$567,518	$4,602,099	$182,907	$15,950,177

Accrued interest on loans totaled $61.7 million as of September 30, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivables.

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

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2020 (in thousands):

	September 30, 2020
Risk by Collateral							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,848,829	$779,655	$539,748	$185,200	$181,466	$74,952	$1,863,778	$6,477	$6,480,105
Watch – Pass	58,132	8,158	5,255	5,294	12,921	2,004	71,695	—	163,459
Special Mention	27,249	—	1,424	3,952	231	—	35,848	—	68,704
Substandard	66,356	544	13,156	1,392	94	1,138	81,357	—	164,037
Doubtful	—	—	—	5,510	—	31	85	—	5,626
Total Equipment/Accounts Receivable/Inventory	$3,000,566	$788,357	$559,583	$201,348	$194,712	$78,125	$2,052,763	$6,477	$6,881,931
Agriculture
Non-watch list – Pass	$6,384	$6,167	$1,665	$1,581	$1,947	$472	$84,798	$—	$103,014
Watch – Pass	234	2,454	188	21	375	—	22,289	—	25,561
Special Mention	211	—	399	27	—	12	4,613	—	5,262
Substandard	—	—	18	2,950	71	—	20,841	—	23,880
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$6,829	$8,621	$2,270	$4,579	$2,393	$484	$132,541	$—	$157,717

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

Factoring General factoring loans are secured by accounts receivable.  The purpose of these loans is for financing current operations for trucking or other commercial customers.  The repayment of debt is reliant upon collection of the accounts receivable within 30 to 90 days.  The Company tracks each individual borrower’s credit risk based on their loan to collateral position.  To assess credit risk, the portfolio is separated into two tiers and a specifically impaired category.  Tier 1 are loans that have not experienced collateral coverage rates falling below an internally tracked threshold at any time during their relationship history.  The internal threshold is lower than each customers’ actual contractual collateral coverage ratio.  Tier 2 are loans that have experienced collateral coverage rates falling below the same internally tracked threshold during their relationship history.  Loans evaluated for impairment are loans that have either experienced collateral coverage rates falling below an internally tracked threshold during their relationship history, have balances that are greater than an internally tracked threshold, or are on non-accrual.  The combination of these categories has created an associated allowance to this portfolio of $2.0 million as of September 30, 2020.

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of September 30, 2020 (in thousands):

September 30, 2020
Risk	Asset-based lending
In-margin	$335,202
Out-of-margin	13,247
Total	$348,449

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of September 30, 2020 (in thousands):

September 30, 2020
Risk	Factoring
Tier 1	$10,241
Tier 2	73,728
Evaluated for impairment	64,194
Total	$148,163

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

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2020 (in thousands):

	September 30, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans
Risk by Collateral

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Owner-occupied
Non-watch list – Pass	$435,318	$364,464	$240,942	$155,650	$137,102	$187,544	$15,862	$18,210	$1,555,092
Watch – Pass	1,821	6,506	4,845	—	—	8,588	—	—	21,760
Special Mention	3,522	—	—	—	1,619	—	33	—	5,174
Substandard	10,035	112	918	29,648	431	5,225	4,124	—	50,493
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$450,696	$371,082	$246,705	$185,298	$139,152	$201,357	$20,019	$18,210	$1,632,519
Non-owner-occupied
Non-watch list – Pass	$625,506	$584,488	$259,553	$192,729	$265,271	$138,454	$39,352	$66,063	$2,171,416
Watch – Pass	9,011	6,706	—	7,475	1,951	10,150	—	10,368	45,661
Special Mention	189	—	—	—	—	—	—	—	189
Substandard	174	26,370	—	—	—	1,361	—	—	27,905
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$634,880	$617,564	$259,553	$200,204	$267,222	$149,965	$39,352	$76,431	$2,245,171
Farmland
Non-watch list – Pass	$193,419	$30,220	$17,578	$26,561	$38,717	$16,114	$21,235	$386	$344,230
Watch – Pass	21,265	9,336	13,575	5,715	4,396	18,633	17,847	—	90,767
Special Mention	44	—	630	1,863	4,931	40	1,084	—	8,592
Substandard	39,790	252	1,546	4,457	5,488	670	2,813	—	55,016
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$254,518	$39,808	$33,329	$38,596	$53,532	$35,457	$42,979	$386	$498,605
5+ Multi-family
Non-watch list – Pass	$200,930	$56,608	$16,073	$32,427	$109,704	$7,313	$12,429	$76,356	$511,840
Watch – Pass	—	—	—	1,334	—	—	—	—	1,334
Special Mention	—	2,455	—	—	—	—	—	—	2,455
Substandard	6,247	—	—	—	—	—	—	—	6,247
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$207,177	$59,063	$16,073	$33,761	$109,704	$7,313	$12,429	$76,356	$521,876
1-4 Family construction
Non-watch list – Pass	$—	$—	$—	$—	$—	$—	$37,453	$—	$37,453
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$—	$—	$—	$—	$—	$—	$37,453	$—	$37,453
General construction
Non-watch list – Pass	$20,865	$3,408	$1,244	$526	$719	$2,812	$865,080	$5,004	$899,658
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	160	—	—	—	—	—	3,382	—	3,542
Doubtful	—	86	—	—	—	—	—	—	86
Total General construction	$21,025	$3,494	$1,244	$526	$719	$2,812	$868,462	$5,004	$903,286

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

A borrower is considered non-performing if the Company has ceased the recognition of interest and the loan is placed on non-accrual.  Charge-offs and borrower performance are tracked on a loan origination vintage basis. Certain vintages, based on their maturation cycle, could be at higher risk due to collateral-based risk factors.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2020 (in thousands):

	September 30, 2020
Risk by Collateral							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
HELOC
Performing	$63,695	$13,403	$6,564	$267	$64	$2,630	$328,042	$43	$414,708
Non-performing	—	18	68	—	—	46	3,135	—	3,267
Total HELOC	$63,695	$13,421	$6,632	$267	$64	$2,676	$331,177	$43	$417,975
First lien: 1-4 family
Performing	$717,266	$317,688	$91,628	$107,473	$84,504	$79,994	$553	$—	$1,399,106
Non-performing	—	127	—	297	690	617	—	—	1,731
Total First lien: 1-4 family	$717,266	$317,815	$91,628	$107,770	$85,194	$80,611	$553	$—	$1,400,837
Junior lien: 1-4 family
Performing	$7,689	$7,765	$2,778	$1,456	$1,013	$1,555	$286	$—	$22,542
Non-performing	—	—	45	22	41	14	—	—	122
Total Junior lien: 1-4 family	$7,689	$7,765	$2,823	$1,478	$1,054	$1,569	$286	$—	$22,664

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

A borrower is considered non-performing if the Company has ceased the recognition of interest and the loan is placed on non-accrual.  Charge-offs and borrower performance are tracked on a loan origination vintage basis. Certain vintages, based on their maturation cycle, could be at higher risk due to collateral-based risk factors.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2020 (in thousands):

	September 30, 2020
Risk by Collateral							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$90,295	$—	$90,295
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$90,295	$—	$90,295
Auto
Performing	$10,445	$11,011	$3,584	$2,007	$931	$484	$—	$—	$28,462
Non-performing	—	56	8	—	—	—	—	—	64
Total Auto	$10,445	$11,067	$3,592	$2,007	$931	$484	$—	$—	$28,526
Other
Performing	$3,692	$3,528	$2,458	$455	$1,071	$192	$12,782	$—	$24,178
Non-performing	16	3	1	3	—	—	—	—	23
Total Other	$3,708	$3,531	$2,459	$458	$1,071	$192	$12,782	$—	$24,201

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of September 30, 2020 (in thousands):

September 30, 2020
Risk	Consumer
Transactor accounts	$48,595
Revolver accounts (by FICO score):
Less than 600	7,486
600-619	2,851
620-639	5,200
640-659	9,392
660-679	15,761
680-699	18,874
700-719	18,318
720-739	17,440
740-759	13,890
760-779	9,427
780-799	6,736
800-819	5,601
820-839	4,266
840+	2,737
Total	$186,574

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of September 30, 2020 (in thousands):

September 30, 2020
Risk	Commercial
Current	$174,378
Past Due	5,267
Total	$179,645

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

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.  The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2020 (in thousands):

	September 30, 2020
Risk	Leases	Other
Non-watch list – Pass	$2,432	$202,982
Watch – Pass	—	500
Special Mention	—	—
Substandard	—	237
Doubtful	—	—
Total	$2,432	$203,719

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

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses and is tracked over an economic cycle to capture a ‘through the cycle’ loss history.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in portfolio industry-based segmentation, risk rating and FICO score changes, prepayment assumptions, changes in environmental conditions, or other relevant factors.  For economic forecasts, the Company uses the Moody’s baseline scenario.  The Company has developed a dynamic reasonable and supportable forecast period that ranges from one to three years and changes based on economic conditions.  Due to current economic conditions, the Company’s reasonable and supportable forecast period is one year.  After the reasonable and supportable forecast period, the Company reverts to historical losses.  The reversion method applied to each portfolio can either be cliff or straight-line over four periods.  The method is determined by loss specific data at the end of the reasonable and supportable forecast period.

The ACL is measured on a collective (pool) basis when similar risk characteristics exists.  The ACL also incorporates qualitative factors which represent adjustments to historical credit loss experience for items such as concentrations of credit and results of internal loan review.  The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods.  The Company’s portfolio segmentation consists of Commercial and industrial, Specialty lending, Commercial real estate, Consumer real estate, Consumer, Credit cards, Leases and other, and Held-to-maturity securities.  Multiple modeling techniques are used to measure credit losses based on the portfolio.

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

The Credit card segment contains both consumer and commercial credit cards.  Consumer credit cards are measured using a probability of default and loss given default method for revolvers and historical loss rates for Transactors.  Primary risk drivers within the segment are FICO ratings of the individual card holders along with changes of macro-economic variables such as unemployment and retail sales.  Commercial credit cards are measured using roll-rate loss rate method based on days past due.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected recovery rates and prepayments when appropriate.  The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (TDR) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$114,610	$929	$55,834	$5,952	$1,606	$19,585	$1,784	$200,300	$3,305	$203,605
Charge-offs	(4,554)	—	(3,000)	—	(107)	(1,823)	—	(9,484)	—	(9,484)
Recoveries	3,923	—	6	9	56	379	—	4,373	—	4,373
Provision	5,880	2,654	6,194	1,644	857	(824)	94	16,499	(499)	16,000
Ending balance - ACL	$119,859	$3,583	$59,034	$7,605	$2,412	$17,317	$1,878	$211,688	$2,806	$214,494
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478

	Nine Months Ended September 30, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Charge-offs	(6,990)	—	(11,920)	(219)	(513)	(5,953)	(11)	(25,606)	—	(25,606)
Recoveries	5,640	—	82	57	271	1,232	—	7,282	—	7,282
Provision	54,219	890	53,995	4,992	2,080	5,385	753	122,314	(314)	122,000
Ending balance - ACL	$119,859	$3,583	$59,034	$7,605	$2,412	$17,317	$1,878	$211,688	$2,806	$214,494
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	3,154	28	146	212	11	—	(38)	3,513	(13)	3,500
Ending balance - ACL on off-balance sheet	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478

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

Collateral Dependent Financial Assets

The following disclosure is presented in accordance with ASC 326.

This table provides the amortized cost balance of financial assets considered collateral dependent as of September 30, 2020 (in thousands):

	September 30, 2020
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$50,263	$5,830	$11,937
Agriculture	4,407	—	4,407
Total Commercial and industrial	54,670	5,830	16,344
Specialty lending:
Asset-based lending	245	—	245
Factoring	2,549	271	29
Total Specialty lending	2,794	271	274
Commercial real estate:
Owner-occupied	17,889	—	17,889
Non-owner-occupied	—	—	—
Farmland	9,026	—	9,026
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,468	582	86
Total Commercial real estate	30,383	582	27,001
Consumer real estate:
HELOC	3,267	—	3,267
First lien: 1-4 family	2,151	—	2,151
Junior lien: 1-4 family	208	—	208
Total Consumer real estate	5,626	—	5,626
Consumer:
Revolving line	—	—	—
Auto	64	—	64
Other	24	—	24
Total Consumer	88	—	88
Leases and other:
Leases	—	—	—
Other	23	—	23
Total Leases and other	23	—	23
Total loans	$93,584	$6,683	$49,356

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

The Company had no outstanding commitments to lend to borrowers with loan modifications classified as TDRs as of September 30, 2020 and September 30, 2019.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three months ended September 30, 2020, the Company had no new TDRs. For the nine months ended September 30, 2020, the Company had one new residential real estate TDR with a pre- and post-modification loan balance of $441 thousand.  For the three and nine-month periods ended September 30, 2019, the Company had two new commercial TDRs with aggregate pre- and post-modification loan balances of $11.5 million, and one new commercial real estate TDR with a pre- and post-modification loan balance of $3.1 million.  For the three and nine-month periods ended September 30, 2020 and September 30, 2019, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$29,907	$932	$—	$30,839
U.S. Agencies	89,632	6,787	—	96,419
Mortgage-backed	4,745,414	208,187	(1,032)	4,952,569
State and political subdivisions	3,407,474	171,776	(2,016)	3,577,234
Corporates	59,004	3,181	—	62,185
Total	$8,331,431	$390,863	$(3,048)	$8,719,246

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$63,835	$408	$(165)	$64,078
U.S. Agencies	89,867	3,154	—	93,021
Mortgage-backed	4,030,688	58,184	(17,078)	4,071,794
State and political subdivisions	2,954,276	78,867	(3,226)	3,029,917
Corporates	185,314	3,259	(21)	188,552
Total	$7,323,980	$143,872	$(20,490)	$7,447,362

The following table presents contractual maturity information for securities available for sale at September 30, 2020 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$238,762	$240,086
Due after 1 year through 5 years	629,510	649,748
Due after 5 years through 10 years	591,750	620,328
Due after 10 years	2,125,995	2,256,515
Total	3,586,017	3,766,677
Mortgage-backed securities	4,745,414	4,952,569
Total securities available for sale	$8,331,431	$8,719,246

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2020, proceeds from the sales of securities available for sale were $257.2 million compared to $331.4 million for the same period in 2019.  Securities transactions resulted in gross realized gains of $5.7 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively. There were $171 thousand and $1.4 million, respectively, of gross realized losses for the nine months ended September 30, 2020 and 2019.

Securities available for sale with a fair value of $6.9 billion at September 30, 2020 and $5.8 billion at December 31, 2019 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of these amounts, securities with a market value of $393.6 million and $481.2 million at September 30, 2020 and December 31, 2019, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $32.5 million as of September 30, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available for sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2020	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	12	141,686	(1,032)	—	—	—	12	141,686	(1,032)
State and political subdivisions	152	178,468	(2,013)	3	1,060	(3)	155	179,528	(2,016)
Corporates	—	—	—	—	—	—	—	—	—
Total	164	$320,154	$(3,045)	3	$1,060	$(3)	167	$321,214	$(3,048)

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$19,863	$(165)	$19,863	$(165)
U.S. Agencies	—	—	—	—	—	—
Mortgage-backed	947,415	(5,236)	517,824	(11,842)	1,465,239	(17,078)
State and political subdivisions	361,440	(3,084)	27,501	(142)	388,941	(3,226)
Corporates	13,685	(21)	—	—	13,685	(21)
Total	$1,322,540	$(8,341)	$565,188	$(12,149)	$1,887,728	$(20,490)

The unrealized losses in the Company’s investments in Government Sponsored Entity (GSE) mortgage-backed securities and State and political subdivisions were caused by changes in interest rates, and not from a decline in credit of the underlying issuers.  The U.S. Treasury, U.S. Agency, and GSE mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.  For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  For both the State and political subdivision and Corporate portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis.  The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. As of September 30, 2020, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to declining interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  As of September 30, 2020, there is no ACL related to the Company’s available for sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at September 30, 2020 and December 31, 2019, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$1,328	$23	$—	$1,351
Due after 1 year through 5 years	125,105	3,345	(118)	128,332
Due after 5 years through 10 years	460,091	16,874	(819)	476,146
Due after 10 years	483,783	19,459	(9,782)	493,460
Total state and political subdivisions	$1,070,307	$39,701	$(10,719)	$1,099,289
Allowance for credit losses	(2,806)
Total state and political subdivisions, net of allowance for credit losses	$1,067,501

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$15,323	$5	$(60)	$15,268
Due after 1 year through 5 years	100,623	374	(699)	100,298
Due after 5 years through 10 years	394,591	389	(8,400)	386,580
Due after 10 years	605,565	494	(25,860)	580,199
Total state and political subdivisions	$1,116,102	$1,262	$(35,019)	$1,082,345

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2020 or 2019.

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019, respectively (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$104,250	$(2,071)	$104,406	$(8,648)	$208,656	$(10,719)
Total	$104,250	$(2,071)	$104,406	$(8,648)	$208,656	$(10,719)

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)
Total	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following table shows the amortized cost basis by credit rating of the Company’s held to maturity investments at September 30, 2020 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
September 30, 2020	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$8,997	$356,443	$582,692	$21,169	$—	$8,776	$978,077
Utilities	—	57,343	34,887	—	—	—	92,230
Total state and political subdivisions	$8,997	$413,786	$617,579	$21,169	$—	$8,776	$1,070,307

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

All held to maturity securities were current and not past due at September 30, 2020.

Accrued interest on securities held to maturity totaled $6.8 million as of September 30, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available for sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

Trading Securities

There were net unrealized gains on trading securities of $25 thousand and net unrealized losses of $97 thousand at September 30, 2020 and 2019, respectively.  Net unrealized gains/losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $2.5 million and $14.6 million at September 30, 2020 and December 31, 2019, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for FRB stock and Federal Home Loan Bank (FHLB) stock and other securities at September 30, 2020 and December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,222	$—	$—	$33,222
Other securities – marketable	6,710	103	(9)	6,804
Other securities – non-marketable	117,926	2,149	(107)	119,968
Total Other securities	$157,858	$2,252	$(116)	$159,994

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
FRB and FHLB stock	$33,262	$—	$—	$33,262
Other securities – non-marketable	69,868	5,295	(5)	75,158
Total Other securities	$103,130	$5,295	$(5)	$108,420

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Other marketable securities include equity securities with readily determinable fair values.  Other non-marketable securities include Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments. Also included in other non-marketable securities are equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  The fair value of other non-marketable securities includes alternative investment securities of $3.0 million at September 30, 2020 and $7.0 million at December 31, 2019. Unrealized gains or losses on alternative investments are recognized in the Other noninterest income line on the Company’s Consolidated Statements of Income.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2020 and December 31, 2019 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2020	$59,419	$51,332	$70,116	$180,867
Balances as of September 30, 2020	$59,419	$51,332	$70,116	$180,867

Balances as of January 1, 2019	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2019	$59,419	$51,332	$70,116	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,928	$139,987
Accumulated amortization	48,363	68,967	117,330
Net carrying amount	$1,696	$20,961	$22,657

	As of December 31, 2019
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,952	$140,011
Accumulated amortization	47,140	65,274	112,414
Net carrying amount	$2,919	$24,678	$27,597

During the year ended December 31, 2019, the Company acquired two corporate trust businesses with aggregate customer relationship intangibles of $18.1 million. During the nine months ended September 30, 2020, the Company recorded a $24 thousand post-closing purchase adjustment related to one of these acquisitions.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Aggregate amortization expense	$1,524	$1,335	$4,916	$3,913

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2020	$1,496
For the year ending December 31, 2021	5,408
For the year ending December 31, 2022	4,468
For the year ending December 31, 2023	3,750
For the year ending December 31, 2024	2,965

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2020 and December 31, 2019, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2020
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$1,463,271	$53,321	$382,629	$1,000	$1,900,221
Total repurchase agreements	$1,463,271	$53,321	$382,629	$1,000	$1,900,221

	As of December 31, 2019
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$1,753,870	$110,765	$1,864,635
Total repurchase agreements	$1,753,870	$110,765	$1,864,635

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Prior to 2020, the Company had the following four Business Segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.  In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the core businesses, products and services are currently being evaluated by management.  The Company’s Healthcare Services leadership structure and financial performance assessments are now included in the Institutional Banking segment, and accordingly, the reportable segments were realigned to reflect these changes.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2020.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$122,362	$23,375	$38,647	$184,384
Provision for credit losses	14,032	193	1,775	16,000
Noninterest income	22,464	62,688	27,844	112,996
Noninterest expense	65,175	69,667	63,153	197,995
Income before taxes	65,619	16,203	1,563	83,385
Income tax expense	8,100	2,000	193	10,293
Net income	$57,519	$14,203	$1,370	$73,092
Average assets	$12,957,000	$10,019,000	$6,505,000	$29,481,000

	Three Months Ended September 30, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$104,360	$30,604	$33,296	$168,260
Provision for credit losses	5,966	256	1,278	7,500
Noninterest income	18,874	58,643	26,118	103,635
Noninterest expense	66,447	66,622	58,328	191,397
Income (loss) before taxes	50,821	22,369	(192)	72,998
Income tax expense (benefit)	7,390	3,254	(28)	10,616
Net income (loss)	$43,431	$19,115	$(164)	$62,382
Average assets	$10,765,000	$7,906,000	$5,266,000	$23,937,000

	Nine Months Ended September 30, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$342,406	$84,534	$109,614	$536,554
Provision for credit losses	115,533	766	9,201	125,500
Noninterest income	57,782	191,128	82,966	331,876
Noninterest expense	186,341	215,073	193,733	595,147
Income (loss) before taxes	98,314	59,823	(10,354)	147,783
Income tax expense (benefit)	11,709	7,125	(1,233)	17,601
Net income (loss)	$86,605	$52,698	$(9,121)	$130,182
Average assets	$12,318,000	$9,572,000	$6,001,000	$27,891,000

	Nine Months Ended September 30, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$306,752	$92,857	$98,933	$498,542
Provision for credit losses	25,602	723	4,525	30,850
Noninterest income	62,442	170,118	83,855	316,415
Noninterest expense	201,777	196,871	176,762	575,410
Income before taxes	141,815	65,381	1,501	208,697
Income tax expense	21,482	9,903	227	31,612
Net income	$120,333	$55,478	$1,274	$177,085
Average assets	$10,615,000	$7,395,000	$5,339,000	$23,349,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended September 30, 2020 and September 30, 2019, the Company had $7.8 million and $9.9 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  For the nine months ended September 30, 2020 and September 30, 2019, the Company had $22.7 million and $28.1 million of expenses, respectively, related to these rebates and rewards programs.  All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2020.  Total receivables from revenue recognized under the scope of ASC 606 were $59.1 million and $58.0 million as of September 30, 2020 and December 31, 2019, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and nine months ended September 30, 2020 and September 30, 2019.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2020 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.  Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$34,188	$16,364	$—	$50,552
Trading and investment banking	—	74	—	8,604	8,678
Service charges on deposit accounts	7,428	10,180	1,986	56	19,650
Insurance fees and commissions	—	—	259	—	259
Brokerage fees	67	2,775	1,977	—	4,819
Bankcard fees	12,954	4,706	5,213	(7,578)	15,295
Gains on sales of securities available for sale, net	—	—	—	311	311
Other	240	363	649	12,180	13,432
Total Noninterest income	$20,689	$52,286	$26,448	$13,573	$112,996

	Three Months Ended September 30, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$28,810	$16,408	$—	$45,218
Trading and investment banking	—	403	—	5,309	5,712
Service charges on deposit accounts	7,539	10,216	2,828	37	20,620
Insurance fees and commissions	—	—	320	—	320
Brokerage fees	54	6,052	1,996	—	8,102
Bankcard fees	15,550	5,320	5,617	(9,592)	16,895
Gains on sales of securities available for sale, net	—	—	—	3,057	3,057
Other	288	377	751	2,295	3,711
Total Noninterest income	$23,431	$51,178	$27,920	$1,106	$103,635

	Nine Months Ended September 30, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$96,805	$47,068	$—	$143,873
Trading and investment banking	—	753	—	22,499	23,252
Service charges on deposit accounts	21,211	36,249	6,197	148	63,805
Insurance fees and commissions	—	—	1,051	—	1,051
Brokerage fees	184	14,187	6,061	—	20,432
Bankcard fees	38,855	12,965	14,880	(21,944)	44,756
Gains on sales of securities available for sale, net	—	—	—	5,544	5,544
Other	897	1,075	1,977	25,214	29,163
Total Noninterest income	$61,147	$162,034	$77,234	$31,461	$331,876

	Nine Months Ended September 30, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$82,750	$47,328	$—	$130,078
Trading and investment banking	—	665	—	16,081	16,746
Service charges on deposit accounts	22,392	31,925	8,225	106	62,648
Insurance fees and commissions	—	—	1,123	—	1,123
Brokerage fees	157	16,500	5,765	—	22,422
Bankcard fees	45,252	16,118	16,378	(27,347)	50,401
Gains on sales of securities available for sale, net	—	—	—	2,463	2,463
Other	919	1,098	2,465	26,052	30,534
Total Noninterest income	$68,720	$149,056	$81,284	$17,355	$316,415

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	September 30,	December 31,
	2020	2019
Commitments to extend credit for loans (excluding credit card loans)	$8,366,785	$7,409,338
Commitments to extend credit under credit card loans	3,422,294	3,188,905
Commercial letters of credit	1,155	4,460
Standby letters of credit	362,157	299,933
Forward contracts	78,768	58,287
Spot foreign exchange contracts	1,778	1,980

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

As of September 30, 2020, the ACL for off-balance sheet credit exposures was $6.5 million and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  No provision for off-balance sheet credit exposures was recorded for the three months ended September 30, 2020.  Provision for off-balance sheet credit exposures of $3.5 million was recorded for the nine months ended September 30, 2020 and was recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2020 and December 31, 2019.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2020	2019	2020	2019
Interest Rate Products:
Derivatives not designated as hedging instruments	$116,644	$47,458	$10,194	$5,997
Derivatives designated as hedging instruments	121	7,818	—	—
Total	$116,765	$55,276	$10,194	$5,997

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of September 30, 2020 and December 31, 2019, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.  This swap had a notional amount of $5.1 million and $5.3 million as of September 30, 2020 and December 31, 2019, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of September 30, 2020 and December 31,

2019, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both September 30, 2020 and December 31, 2019.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  As of December 31, 2019, the Company had one interest rate floor with a notional amount of $750.0 million that was designated as a cash flow hedge of interest rate risk.  On August 28, 2020, the Company terminated this interest rate floor.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. As of September 30, 2020, the gross unrealized gain on the terminated interest rate floor remaining in AOCI was $18.4 million, or $13.9 million net of tax.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 3.9 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s derivatives. The Company expects to reclassify $1.3 million from AOCI to Interest expense and $4.9 million from AOCI to Interest income during the next 12 months.  As of September 30, 2020, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 16.0 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2020, the Company had 164 interest rate swaps with an aggregate notional amount of $2.2 billion related to this program.  As of December 31, 2019, the Company had 142 interest rate swaps with an aggregate notional amount of $1.9 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Interest Rate Products
Derivatives not designated as hedging instruments	$10	$(1,123)	$(233)	$(3,472)
Total	$10	$(1,123)	$(233)	$(3,472)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$33	$(35)	$(173)	$(198)
Fair value adjustments on hedged items	(32)	35	173	198
Total	$1	$—	$—	$—

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	For the Three Months Ended September 30, 2020
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(1,231)	$(576)	$(655)	$1,443	$2,059	$(616)
Interest rate swaps	1,109	1,109	—	(320)	(320)	—
Total	$(122)	$533	$(655)	$1,123	$1,739	$(616)

	For the Three Months Ended September 30, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(3,633)	$(4,166)	$533	$(230)	$—	$(230)
Interest rate swaps	(3,836)	(3,836)	—	(50)	(50)	—
Total	$(7,469)	$(8,002)	$533	$(280)	$(50)	$(230)

	For the Nine Months Ended September 30, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$28,390	$34,917	$(6,527)	$1,578	$3,466	$(1,888)
Interest rate swaps	(9,375)	(9,375)	—	(709)	(709)	—
Total	$19,015	$25,542	$(6,527)	$869	$2,757	$(1,888)

	For the Nine Months Ended September 30, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(3,633)	$(4,166)	$533	$(230)	$—	$(230)
Interest rate swaps	(8,985)	(8,985)	—	(65)	(65)	—
Total	$(12,618)	$(13,151)	$533	$(295)	$(65)	$(230)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $10.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2020, the Company had posted $13.0 million of collateral. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement at September 30, 2020
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$4,664	$4,664	$—	$—
Mortgage-backed	—	—	—	—
State and political subdivisions	29,682	—	29,682	—
Corporates	1,867	1,867	—	—
Trading – other	12,941	12,941	—	—
Trading securities	49,154	19,472	29,682	—
U.S. Treasury	30,839	30,839	—	—
U.S. Agencies	96,419	—	96,419	—
Mortgage-backed	4,952,569	—	4,952,569	—
State and political subdivisions	3,577,234	—	3,577,234	—
Corporates	62,185	62,185	—	—
Available for sale securities	8,719,246	93,024	8,626,222	—
Other securities – marketable	6,804	6,804	—	—
Company-owned life insurance	58,156	—	58,156	—
Bank-owned life insurance	335,130	—	335,130	—
Derivatives	116,765	—	116,765	—
Total	$9,285,255	$119,300	$9,165,955	$—
Liabilities
Derivatives	$10,194	$—	$10,194	$—
Securities sold not yet purchased	2,471	—	2,471	—
Total	$12,665	$—	$12,665	$—

	Fair Value Measurement at December 31, 2019
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$1,246	$—	$1,246	$—
Mortgage-backed	392	—	392	—
State and political subdivisions	21,764	—	21,764	—
Corporates	5,649	5,649	—	—
Trading – other	16,567	16,567	—	—
Trading securities	45,618	22,216	23,402	—
U.S. Treasury	64,078	64,078	—	—
U.S. Agencies	93,021	—	93,021	—
Mortgage-backed	4,071,794	—	4,071,794	—
State and political subdivisions	3,029,917	—	3,029,917	—
Corporates	188,552	188,552	—	—
Available for sale securities	7,447,362	252,630	7,194,732	—
Company-owned life insurance	63,900	—	63,900	—
Bank-owned life insurance	280,709	—	280,709	—
Derivatives	55,276	—	55,276	—
Total	$7,892,865	$274,846	$7,618,019	$—
Liabilities
Derivatives	$5,997	$—	$5,997	$—
Securities sold not yet purchased	14,599	—	14,599	—
Total	$20,596	$—	$20,596	$—

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

Other Securities – Marketable Fair values are based on quoted market prices.

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

Assets measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement at September 30, 2020 Using
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Nine Months Ended September 30
Collateral dependent assets	$37,545	$—	$—	$37,545	$(5,945)
Other real estate owned	2,798	—	—	2,798	—
Total	$40,343	$—	$—	$40,343	$(5,945)

	Fair Value Measurement at December 31, 2019 Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$5,139	$—	$—	$5,139	$3,973
Other real estate owned	55	—	—	55	7
Total	$5,194	$—	$—	$5,194	$3,980

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

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The estimated fair value of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	Fair Value Measurement at September 30, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,155,647	$2,054,334	$1,101,313	$—	$3,155,647
Securities available for sale	8,719,246	93,024	8,626,222	—	8,719,246
Securities held to maturity (exclusive of allowance for credit losses)	1,070,307	—	1,099,289	—	1,099,289
Trading securities	49,154	19,472	29,682	—	49,154
Other securities	159,994	6,804	153,190	—	159,994
Loans (exclusive of allowance for credit losses)	15,961,155	—	16,323,448	—	16,323,448
Derivatives	116,765	—	116,765	—	116,765
FINANCIAL LIABILITIES
Demand and savings deposits	24,051,444	24,051,444	—	—	24,051,444
Time deposits	686,463	—	692,365	—	692,365
Other borrowings	1,944,004	28,783	1,915,221	—	1,944,004
Long-term debt	269,044	—	300,428	—	300,428
Derivatives	10,194	—	10,194	—	10,194
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4,563
Commercial letters of credit					84
Standby letters of credit					2,394

	Fair Value Measurement at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,276,794	$1,701,449	$1,575,345	$—	$3,276,794
Securities available for sale	7,447,362	252,630	7,194,732	—	7,447,362
Securities held to maturity	1,116,102	—	1,082,345	—	1,082,345
Trading securities	45,618	22,216	23,402	—	45,618
Other securities	108,420	—	108,420	—	108,420
Loans (exclusive of allowance for loan loss)	13,439,525	—	13,601,595	—	13,601,595
Derivatives	55,276	—	55,276	—	55,276
FINANCIAL LIABILITIES
Demand and savings deposits	20,376,880	20,376,880	—	—	20,376,880
Time deposits	1,226,364	—	1,226,646	—	1,226,646
Other borrowings	1,896,508	31,873	1,864,635	—	1,896,508
Long-term debt	70,372	—	70,713	—	70,713
Derivatives	5,997	—	5,997	—	5,997
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,908
Commercial letters of credit					113
Standby letters of credit					2,966

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity Fair value of held-to-maturity securities are estimated by discounting the future cash flows using current market rates.

Other securities Amount consists of FRB and FHLB stock held by the Company, marketable equity securities, PCM equity-method investments, and other miscellaneous investments.  The carrying amount of the FRB and FHLB stock equals its fair value because the shares can only be redeemed by the FRB and FHLB at their carrying amount. The marketable equity securities are measured at fair value using quoted market prices.  For PCM non-marketable equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).  Other non-marketable securities are carried at cost, which approximates fair value.

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at September 30, 2020 and December 31, 2019.

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

13. Subsequent Event

On October 15, 2020, the Company recognized a significant gain as a result of UMB Capital Corporation’s ownership interest in Ittella International, Inc., which was previously a majority-owned subsidiary of Myjojo, Inc.  UMB Capital Corporation is a subsidiary of the Bank.  On October 15, 2020, Myjojo, Inc. completed a business combination and the resulting publicly traded entity was renamed Tattooed Chef, Inc.  As a result of this business combination, UMB Capital Corporation received 4.05 million shares of Tattooed Chef, Inc. and cash consideration.  In addition, if the Tattooed Chef common stock achieves certain trading milestones during the three years following the closing, UMB Capital Corporation could receive up to an estimated 625,000 additional shares of Tattooed Chef.  The stock consideration received by UMB Capital Corporation is subject to certain “lock-up” restrictions pursuant to which it will be restricted from selling such stock until 180 days after closing.  UMB Capital Corporation also has contractual rights to cause its stock consideration to be registered for sale following the lock-up period, subject to certain limitations and requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine-month periods ended September 30, 2020.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the third quarter of 2020, the Company’s results of operations included continued building of the allowance for credit losses and monitoring key macroeconomic variables utilized in the econometric models under the CECL accounting standard adopted on January 1, 2020 and $1.4 million of nonrecurring COVID-19 specific expenses.  Additionally, the Company continued to see impacts of the volatile equity and debt markets and low interest rate environment in its fee-based businesses.

In response to the COVID-19 pandemic, the Company formed a Pandemic Taskforce and a steering group comprised of associates across multiple lines of business and support functions and has taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts resulting from the COVID-19 pandemic. Approximately 65% of the Company’s associates are working remotely.  The Company has also increased purchases of computer hardware to support a remote workforce, as well as incurred additional cleaning and janitorial expense to disinfect branch and office locations.  The Company is also actively working with customers impacted by the economic downturn by offering payment deferrals and other loan modifications.  See further details under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”  Additionally, the Company has recorded over 5,000 loans totaling $1.5 billion under the PPP.

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

The first strategic objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the third quarter of 2020, total revenue increased $25.5 million, or 9.4%, as compared to the third quarter of 2019, while noninterest expense increased $6.6 million, or 3.4%, for the same period.  Included in the noninterest expense increase is $2.9 million of severance and $1.4 million of nonrecurring COVID-19 related expenses.  The remaining increase in noninterest expense is primarily driven by an increase in bonus and commission expense, deferred compensation expense, and salary and wage expense, partially offset by a decrease in marketing and business development expense, consulting expense, and operational losses.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second strategic objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the third quarter of 2020, the Company had an increase in net interest income of $16.1 million, or 9.6%, from the same period in 2019. The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets.  Loans recorded under the PPP increased loan interest income by $8.7 million in the third quarter of 2020.  The additional increase in interest income was driven by an increase of $1.3 billion in non-PPP loans.  These increases were offset by the recent interest rate reductions.  Average loan balances increased $2.8 billion, or 22.0%, for the third quarter of 2020, compared to the same period in 2019. Average PPP loans account for $1.5 billion of this variance.  The funding for these assets was driven primarily by a 19.8% increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased 36 basis points compared to the same period in 2019, in large part due to a decrease in one-month LIBOR rates, excess liquidity buildup, and repricing of earning assets in the low interest rate environment, offset by a 100-basis point decrease in cost of interest-bearing deposits.  However, net interest spread contracted by only one basis point during the same period.  The Company expects to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third strategic objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $9.4 million, or 9.0%, to $113.0 million for the three months ended September 30, 2020, compared to the same period in 2019.  This change is primarily due to an increase in trust and securities processing, the market value of company-owned life insurance, derivative income, and trading and investment banking income.  See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At September 30, 2020, noninterest income represented 38.0% of total revenues, compared to 38.1% at September 30, 2019.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth strategic objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At September 30, 2020, the Company had $2.9 billion in total shareholders’ equity.  This is an increase of $290.3 million, or 11.3%, compared to total shareholders’ equity at September 30, 2019.  At September 30, 2020, the Company had a total risk-based capital ratio of 14.17%.  The Company repurchased 2,262 shares of common stock at an average price of $46.91 per share during the third quarter of 2020.  Total risk-based capital was favorably impacted by the $200 million subordinated note issuance during the third quarter. For additional information regarding the subordinated note issuance, please see the summary discussion in the “Deposits and Borrowed Funds” section included below.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2020.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $73.1 million for the three-month period ended September 30, 2020, compared to net income of $62.4 million for the same period a year earlier.  This represents a 17.2% increase over the three-month period ended September 30, 2019.  Basic earnings per share for the third quarter of 2020 was $1.52 per share ($1.52 per share fully-diluted) compared to $1.28 per share ($1.27 per share fully-diluted) for the third quarter of 2019.  Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2020 were 0.99% and 10.23%, respectively, compared to 1.03% and 9.69%, respectively, for the three-month period ended September 30, 2019.

Net interest income for the three and nine-month periods ended September 30, 2020 increased $16.1 million, or 9.6%, and $38.0 million, or 7.6%, respectively, compared to the same periods in 2019.  For the three-month period ended September 30, 2020, average earning assets increased by $5.5 billion, or 24.4%, and for the nine-month period ended September 30, 2020, they increased by $4.5 billion, or 20.5%, compared to the same periods in 2019.  Net interest margin, on a tax-equivalent basis, decreased to 2.73% and 2.82% for the three and nine-month periods ended September 30, 2020, respectively, compared to 3.09% and 3.16%, for the same periods in 2019, respectively.

The provision for credit losses increased by $8.5 million to $16.0 million for the three-month period ended September 30, 2020 and increased by $94.7 million to $125.5 million for the nine-month period ended September 30, 2020, as compared to the same periods in 2019.  This increase is the result of the adoption of the CECL standard in the first quarter of 2020 and applying this methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic downturn related to the COVID-19 pandemic.  The Company’s nonperforming loans increased $21.9 million to $93.7 million at September 30, 2020, compared to September 30, 2019.  The allowance for credit losses on loans as a percentage of total loans increased to 1.33% as of September 30, 2020, compared to 0.82% at September 30, 2019.  For a description of the Company’s methodology for computing the allowance for credit losses, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $9.4 million, or 9.0%, for the three-month period ended September 30, 2020, and increased by $15.5 million, or 4.9%, for the nine-month period ended September 30, 2020, compared to the same periods in 2019.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $6.6 million, or 3.4%, for the three-month period ended September 30, 2020, and increased by $19.7 million, or 3.4%, for the nine-month period ended September 30, 2020, compared to the same periods in 2019.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three and nine-month periods ended September 30, 2020 increased $16.1 million, or 9.6%, and $38.0 million, or 7.6%, respectively, compared to the same periods in 2019.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended September 30, 2020 decreased one basis point as compared to the same period in 2019.  Net interest margin for the three months ended September 30, 2020 decreased 36 basis points compared to the same period in 2019.  Net interest spread for the nine-month period ended September 30, 2020 decreased six basis points as compared to the same period in 2019.  Net interest margin for the nine-month period ended September 30, 2020 decreased 34 basis points compared to the same period in 2019.  The changes are primarily due to favorable volume variance on loans and securities and favorable rate variances on interest-bearing deposits, offset by unfavorable rate variances on earning assets.  PPP loans account for $1.5 billion and $902.3 million for the three and nine-month periods ended September 30, 2020, respectively.  These variances have led to an increase in the Company’s net interest income during 2020, as compared to results for the same period in 2019.  The changes compared to last year have been impacted by the recent short-term interest rate cuts and increased liquidity on the balance sheet.  The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company the remainder of the year.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.81% for the three-month period ended September 30, 2020, and 3.88% for the same period in 2019.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.05% for the nine-month period ended September 30, 2020 and 3.96% for the same period in 2019.

	Three Months Ended September 30,
	2020		2019
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$15,731,716	3.60%	$12,890,878	4.99%
Securities:
Taxable	5,478,397	1.92	4,636,243	2.31
Tax-exempt	4,336,539	2.95	3,841,483	3.03
Total securities	9,814,936	2.37	8,477,726	2.63
Federal funds and resell agreements	1,177,590	0.76	394,587	2.83
Interest-bearing due from banks	1,087,838	0.11	582,116	2.35
Other earning assets	32,894	3.54	44,571	4.32
Total earning assets	27,844,974	2.91	22,389,878	3.99
Allowance for credit losses	(211,221)		(104,795)
Other assets	1,846,919		1,652,033
Total assets	$29,480,672		$23,937,116
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$15,867,017	0.23%	$13,226,432	1.23%
Federal funds and repurchase agreements	1,964,161	0.35	1,683,072	1.96
Borrowed funds	115,943	5.56	69,927	7.86
Total interest-bearing liabilities	17,947,121	0.28	14,979,431	1.35
Noninterest-bearing demand deposits	8,260,170		6,082,498
Other liabilities	431,528		321,909
Shareholders' equity	2,841,853		2,553,278
Total liabilities and shareholders' equity	$29,480,672		$23,937,116
Net interest spread		2.63%		2.64%
Net interest margin		2.73		3.09

	Nine Months Ended September 30,
	2020		2019
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$14,818,893	3.91%	$12,607,157	5.10%
Securities:
Taxable	5,082,153	2.09	4,481,242	2.36
Tax-exempt	4,169,829	3.02	3,730,744	2.98
Total securities	9,251,982	2.51	8,211,986	2.64
Federal funds and resell agreements	1,070,071	1.16	414,560	2.89
Interest-bearing due from banks	1,140,965	0.39	563,810	2.40
Other earning assets	39,580	4.55	50,841	5.05
Total earning assets	26,321,491	3.15	21,848,354	4.07
Allowance for credit losses	(173,254)		(106,565)
Other assets	1,742,652		1,607,087
Total assets	$27,890,889		$23,348,876
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$15,107,688	0.44%	$12,897,172	1.23%
Federal funds and repurchase agreements	2,043,942	0.66	1,655,934	2.09
Borrowed funds	90,849	6.36	69,669	7.89
Total interest-bearing liabilities	17,242,479	0.50	14,622,775	1.36
Noninterest-bearing demand deposits	7,475,746		6,040,019
Other liabilities	411,547		283,863
Shareholders' equity	2,761,117		2,402,219
Total liabilities and shareholders' equity	$27,890,889		$23,348,876
Net interest spread		2.65%		2.71%
Net interest margin		2.82		3.16

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $2.5 billion for the three-month period ended September 30, 2020, and increased $1.9 billion for the nine-month period ended June 30, 2020, compared to the same periods in 2019.  The benefit from interest-free funds decreased 35 and 28 basis points in the three and nine-month periods, respectively, due to decreased yields on earning assets, offset by a decrease in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2020 and 2019			September 30, 2020 and 2019
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$31,074	$(50,876)	$(19,802)	$76,229	$(124,100)	$(47,871)
Securities:
Taxable	4,419	(4,992)	(573)	9,995	(9,577)	418
Tax-exempt	3,061	(886)	2,175	7,738	768	8,506
Federal funds sold and resell agreements	2,588	(3,157)	(569)	8,028	(7,723)	305
Interest-bearing due from banks	1,626	(4,777)	(3,151)	5,601	(12,358)	(6,757)
Trading	(99)	(67)	(166)	(328)	(148)	(476)
Interest income	42,669	(64,755)	(22,086)	107,263	(153,138)	(45,875)
Change in interest incurred on:
Interest-bearing deposits	6,857	(38,717)	(31,860)	17,605	(85,840)	(68,235)
Federal funds purchased and repurchase agreements	1,189	(7,772)	(6,583)	5,024	(20,887)	(15,863)
Other borrowed funds	723	(490)	233	1,105	(894)	211
Interest expense	8,769	(46,979)	(38,210)	23,734	(107,621)	(83,887)
Net interest income	$33,900	$(17,776)	$16,124	$83,529	$(45,517)	$38,012

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Average earning assets	$27,844,974	$22,389,878	$5,455,096	$26,321,491	$21,848,354	$4,473,137
Interest-bearing liabilities	17,947,121	14,979,431	2,967,690	17,242,479	14,622,775	2,619,704
Interest-free funds	$9,897,853	$7,410,447	$2,487,406	$9,079,012	$7,225,579	$1,853,433
Free funds ratio (interest free funds to average earning assets)	35.55%	33.10%	2.45%	34.49%	33.07%	1.42%
Tax-equivalent yield on earning assets	2.91	3.99	(1.08)	3.15	4.07	(0.92)
Cost of interest-bearing liabilities	0.28	1.35	(1.07)	0.50	1.36	(0.86)
Net interest spread	2.63	2.64	(0.01)	2.65	2.71	(0.06)
Benefit of interest-free funds	0.10	0.45	(0.35)	0.17	0.45	(0.28)
Net interest margin	2.73%	3.09%	(0.36)%	2.82%	3.16%	(0.34)%

Provision and Allowance for Credit Losses

The ACL represents management’s judgment of the total expected losses included in the Company’s loan portfolio as of the balance sheet date.  The Company’s process for recording the ACL is based on the evaluation of the Company’s lifetime historical loss experience, management’s understanding of the credit quality inherent in the loan portfolio, and the impact of the current economic environment, coupled with reasonable and supportable economic forecasts.

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

Based on the factors above, management of the Company recorded $16.0 million and $125.5 million as provision for credit losses for the three and nine-month periods ended September 30, 2020, respectively, compared to $7.5 million and $30.9 million for the same periods in 2019, respectively.  As illustrated in Table 3 below, the ACL on loans increased to 1.33% of total loans as of September 30, 2020, compared to 0.82% of total loans as of September 30, 2019.

Table 3 presents a summary of the Company’s ACL for the nine-month periods ended September 30, 2020 and 2019, and for the year ended December 31, 2019.  Net charge-offs were $18.3 million for the nine-month period ended September 30, 2020, compared to $27.1 million for the same period in 2019.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2020	2019	2019
Allowance - January 1	$101,788	$103,635	$103,635
Cumulative effect adjustment(1)	9,030	—	—
Provision for credit losses	122,000	30,850	32,850
Charge-offs:
Commercial and industrial	(6,990)	(10,123)	(19,267)
Specialty lending	—	(15,919)	(16,813)
Commercial real estate	(11,920)	(392)	(392)
Consumer real estate	(219)	(50)	(52)
Consumer	(513)	(677)	(909)
Credit cards	(5,953)	(6,421)	(8,647)
Leases and other	(11)	—	—
Total charge-offs	(25,606)	(33,582)	(46,080)
Recoveries:
Commercial and industrial	5,640	3,361	3,579
Specialty lending	—	56	3,992
Commercial real estate	82	713	738
Consumer real estate	57	241	384
Consumer	271	369	509
Credit cards	1,232	1,763	2,181
Leases and other	—	—	—
Total recoveries	7,282	6,503	11,383
Net charge-offs	(18,324)	(27,079)	(34,697)
Allowance for credit losses - end of period	$214,494	$107,406	$101,788
Allowance for credit losses on loans	$211,688	$107,406	$101,788
Allowance for credit losses on held to maturity securities	2,806	N/A(1)	N/A(1)
Loans at end of period, net of unearned interest	15,950,177	13,043,840	13,431,722
Held to maturity securities at end of period	1,070,307	1,102,005	1,116,102
Total assets at amortized cost	17,020,484	14,145,845	14,547,824
Average loans, net of unearned interest	14,803,943	12,603,268	12,759,387
Allowance for credit losses on loans to loans at end of period	1.33%	0.82%	0.76%
Allowance for credit losses - end of period to total assets at amortized cost	1.26%	N/A(1)	N/A(1)
Allowance as a multiple of net charge-offs	8.76x	2.97x	2.93x
Net charge-offs to average loans	0.17%	0.29%	0.27%
(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Trust and securities processing	$50,552	$45,218	$5,334	11.8%
Trading and investment banking	8,678	5,712	2,966	51.9
Service charges on deposits	19,650	20,620	(970)	(4.7)
Insurance fees and commissions	259	320	(61)	(19.1)
Brokerage fees	4,819	8,102	(3,283)	(40.5)
Bankcard fees	15,295	16,895	(1,600)	(9.5)
Gains on sales of securities available for sale, net	311	3,057	(2,746)	(89.8)
Other	13,432	3,711	9,721	>100.0
Total noninterest income	$112,996	$103,635	$9,361	9.0%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Trust and securities processing	$143,873	$130,078	$13,795	10.6%
Trading and investment banking	23,252	16,746	6,506	38.9
Service charges on deposits	63,805	62,648	1,157	1.8
Insurance fees and commissions	1,051	1,123	(72)	(6.4)
Brokerage fees	20,432	22,422	(1,990)	(8.9)
Bankcard fees	44,756	50,401	(5,645)	(11.2)
Gains on sales of securities available for sale, net	5,544	2,463	3,081	>100.0
Other	29,163	30,534	(1,371)	(4.5)
Total noninterest income	$331,876	$316,415	$15,461	4.9%

Noninterest income increased by $9.4 million, or 9.0%, during the three-month period ended September 30, 2020, and increased $15.5 million, or 4.9%, during the nine-month period ended September 30, 2020, compared to the same periods in 2019.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three and nine-month periods ended September 30, 2020, compared to the same periods in 2019, was primarily due to an increase in corporate trust and fund services revenues.  For the three-month period ended June 30, 2020, fund services revenue increased $3.7 million, or 17.6% and corporate trust revenue increased $1.6 million, or 21.3%.  For the nine-month period ended September 30, 2020, fund services revenue increased $8.2 million, or 13.4%, and corporate trust revenue increased $5.8 million, or 28.3%.  The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three and nine-month periods ended September 30, 2020 increased $3.0 million, or 51.9%, and $6.5 million, or 38.9%, respectively, compared to the same periods in 2019.  These increases were primarily driven by increased trading volume and increased market valuations of investments in the Company’s trading portfolio.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended September 30, 2020 decreased by $1.0 million, or 4.7%, compared to the same period last year, driven by lower corporate service charges and return item fees.  For the nine-month period, service charges on deposit accounts increased $1.2 million, or 1.8%, compared to the same period last year, primarily driven by income related to healthcare customer transfer and conversion fees recorded in the first quarter of 2020, offset by lower corporate service charges and return item fees.

Brokerage fees for the three and nine-month periods ended September 30, 2020, decreased $3.3 million, or 40.5%, and $2.0 million, or 8.9%, respectively as compared to the same periods in 2019.  These decreases were driven by lower 12b-1 fees.  The recent reduction in short-term interest rates will impact the income in this category the remainder of the year.

During the three and nine-month periods ended September 30, 2020, $0.3 million and $5.5 million in gains, respectively, were recognized on the sales of securities available for sale, compared to gains on the sales of securities available for sale of $3.1 million and $2.5 million for the same periods in 2019.  The investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses.

Other noninterest income for the three-month period ended September 30, 2020, increased $9.7 million, or 262.0%, driven by increased company-owned life insurance and increased derivative income.  For the nine-month period, other noninterest income decreased $1.4 million, or 4.5%, compared to the same period in 2019.  This decrease was primarily driven by decreases in company-owned life insurance, offset by an increase in equity earnings on alternative investments and derivative income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Salaries and employee benefits	$124,194	$110,153	$14,041	12.7%
Occupancy, net	12,027	12,240	(213)	(1.7)
Equipment	20,968	19,775	1,193	6.0
Supplies and services	3,442	4,261	(819)	(19.2)
Marketing and business development	3,038	5,655	(2,617)	(46.3)
Processing fees	12,812	13,619	(807)	(5.9)
Legal and consulting	7,244	8,374	(1,130)	(13.5)
Bankcard	4,834	4,643	191	4.1
Amortization of other intangible assets	1,524	1,335	189	14.2
Regulatory fees	2,309	2,749	(440)	(16.0)
Other	5,603	8,593	(2,990)	(34.8)
Total noninterest expense	$197,995	$191,397	$6,598	3.4%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Salaries and employee benefits	$366,192	$340,639	$25,553	7.5%
Occupancy, net	35,618	35,522	96	0.3
Equipment	63,711	58,283	5,428	9.3
Supplies and services	11,412	12,419	(1,007)	(8.1)
Marketing and business development	10,962	17,872	(6,910)	(38.7)
Processing fees	39,805	38,847	958	2.5
Legal and consulting	19,574	21,503	(1,929)	(9.0)
Bankcard	14,243	13,689	554	4.0
Amortization of other intangible assets	4,916	3,913	1,003	25.6
Regulatory fees	7,886	8,549	(663)	(7.8)
Other	20,828	24,174	(3,346)	(13.8)
Total noninterest expense	$595,147	$575,410	$19,737	3.4%

Noninterest expense increased by $6.6 million, or 3.4%, and $19.7 million, or 3.4%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019. Included in these variances were $1.4 million and $5.6 million, respectively, of non-recurring COVID-19 expenses in 2020 and increases of $2.7 million and $3.7 million, respectively, in severance expenses for the three and nine-month periods ended September 30, 2020, as compared to the same periods in 2019.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $14.0 million, or 12.7%, and $25.6 million, or 7.5%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019.  Salaries and wages increased $2.5 million, or 3.5%, and increased $11.8 million, or 5.6%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019.  Employee benefits expense increased $4.2 million, or 24.9%, and decreased $1.5 million, or 2.3%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019 driven by changes in deferred compensation expense.  Bonus and commission expense increased $7.3 million, or 35.0%, and $15.2 million, or 23.1%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019.

Equipment expense increased $1.2 million, or 6.0%, and $5.4 million, or 9.3%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to higher software, equipment maintenance, and COVID-19 specific costs.

Marketing and business development expense decreased $2.6 million, or 46.3%, and $6.9 million, or 38.7%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower travel and entertainment expense.

Legal and consulting expense decreased $1.1 million, or 13.5%, and $1.9 million, or 9.0%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to the timing of multiple projects.

Other expense decreased $3.0 million, or 34.8%, and $3.3 million, or 13.8%, for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due changes in derivative valuations.

Income Tax Expense

The Company’s effective tax rate was 11.9% for the nine months ended September 30, 2020, compared to 15.1% for the same period in 2019. The decrease in the effective tax rate for 2020 is primarily attributable to a larger portion of pre-tax income being earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Prior to 2020, the Company had the following four Business Segments: Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.  In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the Company’s core businesses, products and services are currently being evaluated by management.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2020.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$122,362	$104,360	$18,002	17.2%
Provision for credit losses	14,032	5,966	8,066	>100.0
Noninterest income	22,464	18,874	3,590	19.0
Noninterest expense	65,175	66,447	(1,272)	(1.9)
Income before taxes	65,619	50,821	14,798	29.1
Income tax expense	8,100	7,390	710	9.6
Net income	$57,519	$43,431	$14,088	32.4%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$342,406	$306,752	$35,654	11.6%
Provision for credit losses	115,533	25,602	89,931	>100.0
Noninterest income	57,782	62,442	(4,660)	(7.5)
Noninterest expense	186,341	201,777	(15,436)	(7.7)
Income before taxes	98,314	141,815	(43,501)	(30.7)
Income tax expense	11,709	21,482	(9,773)	(45.5)
Net income	$86,605	$120,333	$(33,728)	(28.0)%

For the nine-month period ended September 30, 2020, Commercial Banking net income decreased by $33.7 million, or 28.0%, to $86.6 million, as compared to the same period in 2019.  Net interest income increased $35.7 million, or 11.6%, for the nine-month period ended September 30, 2020, compared to the same period in 2019, primarily driven by strong loan growth and earning asset mix changes.  Commercial Banking added loans of $1.5 billion and loan interest income of $15.6 million related to the PPP during the second and third quarters of 2020.  Provision for credit losses increased by $89.9 million for the period due to adoption of CECL, coupled with the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income decreased $4.7 million, or 7.5%, over the same period in 2019 primarily due to a decrease of $2.2 million in bankcard fees driven by decreased interchange income, a decrease of $2.1 million in other noninterest income due to decreased company-owned life insurance income, and a decrease of $1.2 million in deposit service charges. Noninterest expense decreased $15.4 million, or 7.7%, to $186.3 million for the nine-month period ended September 30, 2020, compared to the same period in 2019.  This decrease was driven by an $11.2 million decrease in technology, service, and overhead expenses, a decrease of $2.8 million in marketing and business development expense due to decreased travel and entertainment expense as a result of the COVID-19 pandemic, and a decrease of $1.1 million in processing fees.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$23,375	$30,604	$(7,229)	(23.6)%
Provision for credit losses	193	256	(63)	(24.6)
Noninterest income	62,688	58,643	4,045	6.9
Noninterest expense	69,667	66,622	3,045	4.6
Income before taxes	16,203	22,369	(6,166)	(27.6)
Income tax expense	2,000	3,254	(1,254)	(38.5)
Net income	$14,203	$19,115	$(4,912)	(25.7)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$84,534	$92,857	$(8,323)	(9.0)%
Provision for credit losses	766	723	43	5.9
Noninterest income	191,128	170,118	21,010	12.4
Noninterest expense	215,073	196,871	18,202	9.2
Income before taxes	59,823	65,381	(5,558)	(8.5)
Income tax expense	7,125	9,903	(2,778)	(28.1)
Net income	$52,698	$55,478	$(2,780)	(5.0)%

For the nine-month period ended September 30, 2020, Institutional Banking net income decreased $2.8 million, or 5.0%, compared to the same period last year.  Net interest income decreased $8.3 million, or 9.0%, compared to the same period last year, driven by a decrease in funds transfer pricing due to the decline in interest rates.  Noninterest income increased $21.0 million, or 12.4%, primarily due to increases of $10.3 million in bond trading income, $6.4 million in fund services income and $5.8 million in corporate trust income, both recorded in trust and securities processing revenue, and $4.4 million in service charges on deposit accounts due to healthcare customer transfer and conversion fees. These increases were partially offset by a decrease of $3.4 million in bankcard fees driven by lower interchange income and a decrease of $2.3 million in brokerage fees primarily due to lower 12b-1 fee income. Noninterest expense increased $18.2 million, or 9.2%, primarily driven by an increase of $10.3 million in salary and employee benefits expense, an increase of $6.4 million in technology, service, and overhead expenses, increased bankcard expense of $1.8 million, and increased amortization expense of $1.6 million. These increases were partially offset by a decrease of $1.7 million in marketing and business development expense due to decreased travel and entertainment expense as a result of the COVID-19 pandemic.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$38,647	$33,296	$5,351	16.1%
Provision for credit losses	1,775	1,278	497	38.9
Noninterest income	27,844	26,118	1,726	6.6
Noninterest expense	63,153	58,328	4,825	8.3
Income (loss) before taxes	1,563	(192)	1,755	>100.0
Income tax expense (benefit)	193	(28)	221	>100.0
Net income (loss)	$1,370	$(164)	$1,534	>100.0%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2020	2019	20-19	20-19
Net interest income	$109,614	$98,933	$10,681	10.8%
Provision for credit losses	9,201	4,525	4,676	>100.0
Noninterest income	82,966	83,855	(889)	(1.1)
Noninterest expense	193,733	176,762	16,971	9.6
(Loss) income before taxes	(10,354)	1,501	(11,855)	(>100.0)
Income tax (benefit) expense	(1,233)	227	(1,460)	(>100.0)
Net (loss) income	$(9,121)	$1,274	$(10,395)	(>100.0)%

For the nine-month period ended September 30, 2020, Personal Banking recognized a net loss of $9.1 million, which represents a decrease of $10.4 million as compared to the same period last year.  Net interest income increased $10.7 million, or 10.8%, compared to the same period last year due to increased loan balances.  Provision for credit losses increased $4.7 million due to adoption of CECL, coupled with the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income decreased $0.9 million, or 1.1%, for the same period.  This decrease is primarily driven by a decrease of $2.0 million in deposit service charges and a decrease of $1.1 million in other noninterest income due to lower company-owned life insurance income.  These decreases were partially offset by an increase of $2.0 million in equity earnings on alternative investments. Noninterest expense increased $17.0 million, or 9.6%, primarily due to an increase of $10.1 million in technology, service, and overhead expenses, $6.6 million in salary and employee benefits expense, and $1.8 million in other expense due to higher operational losses recorded in 2020.  These increases were partially offset by a decrease of $0.7 million in marketing and business development expense due to decreased travel and entertainment expense as a result of the COVID-19 pandemic, and a decrease of $0.7 million in furniture and equipment expense.

Balance Sheet Analysis

Total assets of the Company increased by $3.7 billion, or 13.9%, as of September 30, 2020, compared to December 31, 2019, primarily due to an increase of $2.5 billion, or 18.8%, in loan balances and an increase of $1.3 billion, or 17.1%, in available for sale securities.

Total assets of the Company increased $6.1 billion, or 25.3%, as of September 30, 2020, compared to September 30, 2019, primarily due to an increase in loan balances of $2.9 billion, or 22.3%, an increase in AFS securities of $1.3 billion, or 17.6%, an increase in interest-bearing due from banks of $1.5 billion, or 919.1%, and an increase in securities purchased under agreements to resell of $638.2 million, or 137.8%.  Total assets, including interest-bearing due from banks and securities purchased under agreements to resell, are being impacted by excess liquidity in the market due to PPP.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2020	2019	2019
Total assets	$30,250,972	$24,143,092	$26,561,355
Loans, net of unearned interest	15,961,155	13,054,865	13,439,525
Total securities	9,998,701	8,688,163	8,717,502
Interest-bearing due from banks	1,613,675	158,339	1,225,491
Total earning assets	28,460,350	22,257,353	24,859,075
Total deposits	24,737,907	19,309,345	21,603,244
Total borrowed funds	2,213,048	1,861,091	1,966,880

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

Actual loan balances totaled $16.0 billion as of September 30, 2020, and increased $2.5 billion, or 18.8%, compared to December 31, 2019, and increased $2.9 billion, or 22.3%, compared to September 30, 2019.  Compared to December 31, 2019, commercial and industrial loans increased $1.4 billion, or 24.7%, commercial real estate loans increased $695.5 million, or 13.5%, and consumer real estate loans increased $447.6 million, or 32.1%.  Compared to September 30, 2019, commercial and industrial loans increased $1.7 billion, or 31.1%, commercial real estate loans increased $789.7 million, or 15.6%, and consumer real estate loans increased $532.6 million, or 40.7%, partially offset by a decrease of $109.8 million, or 18.1% in specialty lending loans.  The increase in commercial and industrial loans as compared to both December 31, 2019 and September 30, 2019 is primarily related to the Company’s participation in the PPP, with PPP loans totaling $1.5 billion as of September 30, 2020.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $10.0 billion as of September 30, 2020, and $8.7 billion as of December 31, 2019, and comprised 35.1% of the Company’s earning assets as of both dates.

The Company’s AFS securities portfolio comprised 87.2% of the Company’s investment securities portfolio at September 30, 2020 and 85.4% at December 31, 2019.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 70.2 months at September 30, 2020, compared to 70.9 months at December 31, 2019, and 60.8 months at September 30, 2019.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $6.9 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2020.  Of this amount, securities with a market value of $393.6 million at September 30, 2020 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio, net of the ACL totaled $1.1 billion at both September 30, 2020 and December 31, 2019.  The average life of the HTM portfolio was 6.0 years at September 30, 2020, 6.3 years at December 31, 2019, and 6.4 years at September 30, 2019.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.52% for the nine-month period ended September 30, 2020, compared to 2.66% for the same period in 2019.

Deposits and Borrowed Funds

Deposits increased $3.1 billion, or 14.5%, from December 31, 2019 to September 30, 2020 and increased $5.4 billion, or 28.1%, from September 30, 2019 to September 30, 2020.  Noninterest-bearing deposits increased $1.8 billion, and total interest-bearing deposits increased $1.3 billion from December 31, 2019 to September 30, 2020. Total interest-bearing deposits increased $3.3 billion, and noninterest-bearing deposits increased $2.1 billion from September 30, 2019 to September 30, 2020.  The increase in deposits as compared to prior periods is related to the excess liquidity in the market created by the PPP and customer behavior changes related to the COVID-19 pandemic.

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

Long-term debt totaled $269.0 million at September 30, 2020, compared to $70.4 million as of December 31, 2019, and $70.1 million as of September 30, 2019.  In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.4 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.  The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations have an aggregate contractual balance of $103.1 million.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.00% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.3% unused commitment fee for unused portions of the revolving line of credit.  As of September 30, 2020, the Company had an outstanding balance of $15.0 million on this revolving line of credit.  This borrowing is included in the Short-term debt line on the Company’s Consolidated Balance Sheets.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.9 billion as of September 30, 2020 and December 31, 2019, and $1.8 billion at September 30, 2019. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of the COVID-19 pandemic.

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

Total shareholders’ equity was $2.9 billion at September 30, 2020, a $247.7 million increase compared to December 31, 2019, and a $290.3 million increase compared to September 30, 2019.

The Company’s Board of Directors authorized, at its April 28, 2020, April 23, 2019, and April 24, 2018 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the nine-month periods ended September 30, 2020 and 2019, the Company acquired 1,140,399 shares and 65,463 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.  In March 2020, the Company entered into an agreement with Bank of America (BoA) to repurchase an aggregate of $30.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR).  The Company repurchased a total of 653,498 shares under the ASR, which was completed during the second quarter. The ASR was entered into pursuant to the April 23, 2019 Repurchase Authorization and the Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.  The Company is not currently engaging in repurchases.  In the future, it may determine to resume repurchases.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.32 per share quarterly cash dividend payable on January 4, 2021, to shareholders of record at the close of business on December 10, 2020.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.4 billion as of September 30, 2020.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of September 30, 2020.

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

The Company's capital position as of September 30, 2020 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2020	2019	2020	2019
Common equity tier 1 capital ratio	11.93%	12.53%	11.93%	12.53%
Tier 1 risk-based capital ratio	11.93	12.53	11.93	12.53
Total risk-based capital ratio	14.17	13.51	14.17	13.51
Leverage ratio	8.19	9.62	8.19	9.62
Return on average assets	0.99	1.03	0.62	1.01
Return on average equity	10.23	9.69	6.30	9.86
Average equity to assets	9.64	10.67	9.90	10.29

The Company's per share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2020	2019	2020	2019
Earnings - basic	$1.52	$1.28	$2.70	$3.63
Earnings - diluted	1.52	1.27	2.69	3.61
Cash dividends	0.31	0.30	0.93	0.90
Dividend payout ratio	20.39%	23.44%	34.44%	24.79%
Book value	$59.43	$52.23	$59.43	$52.23

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

Table 11 shows the net interest income increase or decrease over the next two years as of September 30, 2020 and 2019 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	0.6%	(0.2)%	13.5%	5.0%
200	0.3	(0.1)	9.4	3.4
100	0.1	0.2	5.0	1.3
Static	—	—	—	—
(100)	(2.1)	(0.2)	(6.0)	(4.2)
(200)	n/a	(0.7)	n/a	(8.6)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	4.0%	3.5%	16.0%	7.9%
200	2.7	2.4	11.5	5.3
100	1.2	1.2	6.3	2.6
Static	—	—	—	—
(100)	(3.7)	(2.2)	(6.4)	(6.2)
(200)	n/a	(4.5)	n/a	(11.2)

The Company is positioned slightly asset sensitive to changes in interest rates.  Sensitivity of the rising rate ramps is close to neutral for year one, changing to asset sensitive in year two.  For decreasing rate ramps, net interest income is predicted to decrease in year one and two.  For rate shocks, net interest income is predicted to increase in year one and two in rising rate scenarios and decrease in falling rate scenarios.  Increases and decreases in net interest income in rising and falling rate scenarios are due to yields on earning assets increasing and decreasing more due to changes in market rates than the cost of paying liabilities is projected to increase or decrease.  A key assumption underlying these projections is how the Company is projected to price deposits in a rising rate environment being consistent with our history.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $49.2 million as of September 30, 2020, $45.6 million as of December 31, 2019, and $86.1 million as of September 30, 2019.  Securities sold not yet purchased (i.e. short positions) totaled $2.5 million at September 30, 2020, $14.6 million as of December 31, 2019, and $26.0 million at September 30, 2019 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $21.9 million to $93.7 million at September 30, 2020, compared to September 30, 2019, and increased $37.3 million, compared to December 31, 2019.

The Company had $5.7 million, $2.9 million, and $2.9 million of other real estate owned as of September 30, 2020 and 2019, and December 31, 2019, respectively. Loans past due more than 90 days and still accruing interest totaled $1.4 million as of September 30, 2020, compared to $2.5 million at September 30, 2019 and $2.1 million as of December 31, 2019.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $11.7 million of restructured loans at September 30, 2020, $29.3 million at September 30, 2019, and $19.8 million at December 31, 2019.  Those loans modified as part of the Company’s response to the COVID-19 pandemic are not considered to be restructured loans and are discussed further below in Table 13.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2020	2019	2019
Nonaccrual loans	$82,837	$57,542	$36,909
Restructured loans on nonaccrual	10,858	14,296	19,438
Total nonperforming loans	93,695	71,838	56,347
Other real estate owned	5,678	2,939	2,935
Total nonperforming assets	$99,373	$74,777	$59,282
Loans past due 90 days or more	$1,372	$2,466	$2,069
Restructured loans accruing	800	14,984	392
Allowance for credit losses on loans	211,688	107,406	101,788
Ratios:
Nonperforming loans as a percent of loans	0.59%	0.55%	0.42%
Nonperforming assets as a percent of loans plus other real estate owned	0.62	0.57	0.44
Nonperforming assets as a percent of total assets	0.33	0.31	0.22
Loans past due 90 days or more as a percent of loans	0.01	0.02	0.02
Allowance for credit losses on loans as a percent of loans	1.33	0.82	0.76
Allowance for credit losses on loans as a multiple of nonperforming loans	2.26x	1.50x	1.81x

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our customers by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assisting its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of either full payment deferral or interest-only payments.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  The Company anticipates additional loans to be modified due to the effects of COVID-19 in the coming periods.  Any loans modified are segmented separately with specific prepayment and maturity assumptions within the Company’s ACL.  As of September 30, 2020, the Company had 980 COVID-19 related modifications remaining on loans with a total balance of $707.1 million.  Within the Company’s non-credit card loan portfolios, over 1,300 loan modifications were made since the COVID-19 pandemic began.  Of these loan modifications, approximately 54% of loans have resumed making principal or interest payments as of September 30, 2020.  Approximately 12% of loans within the Company’s non-credit card portfolios have had a second modification and are still a current modified loan.  Modified credit card balances declined 85% as of September 30, 2020 as compared to June 30, 2020.  There have been no charge-offs on modified loans.  See further discussion of the impacts of COVID-19 on the Company’s consolidated financial statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 13

COVID-19 LOAN MODIFICATIONS (unaudited, in thousands)

	As of September 30, 2020
		Modification Type
	Balance	Deferment	Interest Only
Commercial and industrial	$197,325	$197,050	$275
Specialty lending	3,229	—	3,229
Commercial real estate	476,631	440,624	36,007
Consumer real estate	20,410	20,410	—
Consumer	32	32	—
Credit cards	427	427	—
Leases and other	—	—	—
Held to maturity securities	9,000	9,000	—
Total	$707,054	$667,543	$39,511

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $8.7 billion of high-quality securities available for sale as of September 30, 2020.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  At September 30, 2020, $6.9 billion, or 79.3%, of the securities available-for-sale were pledged or used as collateral, compared to $5.8 billion, or 77.5%, at December 31, 2019.  However, of these amounts, securities with a market value of $393.6 million at September 30, 2020 and $481.2 million at December 31, 2019 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at September 30, 2020 was $12.2 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.4 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank.  The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $50.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.00% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.3% unused commitment fee for unused portions of the line of credit.  As of September 30, 2020, the Company had an outstanding balance of $15.0 million on this line of credit.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.4 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of September 30, 2020.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2020.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2020	2,186	$46.82	2,186	1,880,042
August 1 - August 31, 2020	—	—	—	1,880,042
September 1 - September 30, 2020	76	49.51	76	1,879,966
Total	2,262	$46.91	2,262

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

4.1

Indenture, dated as of September 17, 2020, by and between UMB Financial Corporation and Wells Fargo, National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 17, 2020 and filed with the Commission on September 22, 2020).

4.2

Supplemental Indenture, dated as of September 17, 2020, by and between UMB Financial Corporation and Wells Fargo, National Association, as Trustee, with respect to the 3.700% Fixed-to-Fixed Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 17, 2020 and filed with the Commission on September 22, 2020).

4.3

Form of 3.700% Fixed-to-Fixed Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 17, 2020 and filed with the Commission on September 22, 2020).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: October 29, 2020