Form 10-K
period 2020-12-31
UMB FINANCIAL CORP
filed 2021-03-01
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

As of June 30, 2020, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $2,226,284,007 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2021
Common Stock, $1.00 Par Value	48,180,607

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 27, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri and also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska, Oklahoma, and Texas. The Bank offers a full complement of banking products and other services to commercial, retail, government, and correspondent-bank customers, including a wide range of asset-management, trust, bankcard, and cash-management services.

The Company also owns UMB Fund Services, Inc. (UMBFS), which is a significant nonbank subsidiary that has offices in Milwaukee, Wisconsin, Chadds Ford, Pennsylvania, and Ogden, Utah. UMBFS provides fund accounting, transfer agency, and other services to mutual fund and alternative-investment groups.

COVID-19

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), including the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. The COVID-19 pandemic and stay-at-home and similar mandates have necessitated certain actions related to the way the Company operates its business, including transitioning most of its workforce off-site or to work-from-home to help mitigate health risks. The Company is also carefully monitoring the activities of its vendors and other third-party service providers to mitigate the risks associated with any potential service disruptions. While the Company has not experienced material adverse disruptions to its internal operations due to the pandemic, it continues to review evolving risks and developments.

See further details surrounding the Company’s response to the COVID-19 pandemic under “Human Capital” below and within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 23 through 50.

Business Segments

The Company’s products and services are grouped into three segments: Commercial Banking, Institutional Banking, and Personal Banking.

These segments and their financial results are described in detail in (i) the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Business Segments, which can be found in Part II, Item 7, pages 37 through 39, of this report and (ii) Note 12, “Business Segment Reporting,” in the Notes to the Consolidated Financial Statements, which can be found in Part II, Item 8, pages 105 through 106 of this report.

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

Human Capital

UMB is dedicated to creating the Unparalleled Customer Experience, and its associates are critical to achieving this mission. As part of our efforts to recruit and retain top talent, the Company strives to offer competitive compensation and benefits programs, while fostering a culture rooted in inclusion of a diverse mix of associates who are empowered to be part of something more. We believe our associates, customers, and communities mutually benefit by our focus on providing opportunities for our associates to make an impact at work and in our communities.  On a full-time equivalent basis at December 31, 2020, the Company and its subsidiaries employed 3,591 associates across the country.

Compensation and Benefits Program. The Company’s compensation program is designed to allow it to attract, reward, and retain talented individuals who contribute significant value to the organization.  UMB’s compensation programs reward performance, reserving the highest rewards for the highest performers.  The Company’s incentive plans are intended to promote the interests of UMB and its shareholders by providing associates with incentives and rewards to encourage them to continue in service of the Company.  The Company provides employees with compensation packages that include base salary, annual short-term incentive bonuses, and long-term equity awards tied to management, growth, and protection of the business of the Company. In addition to cash and equity compensation, UMB offers a robust benefits program that includes medical, dental, and vision insurance, health savings accounts and a variety of insurance options, including pet, life and long-term care.  UMB also offers associates benefits including paid time off, paid volunteer time off, paid parental leave, adoption assistance, a 401(k) plan, as well as profit sharing and an employee stock ownership plan. Additionally, the Company strives to engage and encourage associates to act and take personal responsibility for improving the health and well-being for themselves and their families.  To assist associates with their goals, UMB offers wellness incentives and wellness coaches for strategic wellness support strategies.

Diversity and Inclusion. The Company believes that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better products and services, and is crucial to our efforts to attract and retain key talent. UMB’s talent acquisition team focuses on building recruitment marketing strategies that are designed to identify and attract diverse associates. In 2019, the Company launched a diverse panel approach specifically targeting senior-level roles where diversity is underrepresented and encourages hiring managers to engage a diverse panel of candidates before making hiring decisions. UMB business resource groups (BRGs) also play a vital role in deepening the recruitment pipeline of diverse talent and refer candidates to UMB on a regular basis.  BRGs are structured to engage associates who share common interests, including associates from traditionally underrepresented groups.  Nearly 20% of UMB associates participate in one or more BRGs.

Community Involvement. For more than a century, UMB has maintained a commitment to the prosperity of each community the Company serves.  In addition to providing financial products built for the needs of our customers, UMB uses associate volunteerism and corporate philanthropy to build strong community partnerships.  The Company encourages associates to give back to their local communities through various programs and initiatives, including paid volunteer time off and matching charitable gift programs.

COVID-19. The Company’s response to the COVID-19 pandemic is rooted in supporting its associates while focusing on the safety and security of associates, customers, and vendors.  Beginning mid-March 2020, more than 85% of associates shifted to a remote work environment.  The remainder of associates were in roles that required them to be on-site.  For on-site associates, the Company provided five additional days of paid time off, company-provided lunches and supplemental pay through the second quarter of 2020.  The Company instituted social distancing signage and reconfigured spaces to limit the risk of exposure within its locations.  This allowed for additional associates to return on-site if they chose to, which increased on-site associates to approximately 35% as of December 31, 2020.

For more information on our diversity and inclusion and community involvement initiatives, please see our Corporate Citizenship Report available at www.umb.com/corporatecitizenship.

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

This section summarizes certain provisions of the principal laws and regulations that apply to the Company. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and regulations and other laws and regulations that affect the Company.

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

The capital ratios for the Company and the Bank as of December 31, 2020, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	8.37	12.10	12.10	14.26
UMB Bank, n.a.	8.28	11.92	11.92	12.81

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2020, the Bank was categorized as well capitalized under the PCA framework.

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

Statistical Disclosure

The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Part II, Items 7 and 7A, pages 23 through 57, of this report.

Executive Officers of the Registrant.  The following are the executive officers of the Company, each of whom is appointed annually, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which such person was elected as an executive officer.

Name	Age	Position with Registrant

R. Brian Beaird	47

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

James Cornelius	59

Mr. Cornelius has served as the President of Institutional Banking for the Bank since June 2015.  Prior to this time, he served as the President of Institutional Banking and Investor services from June 2012 until June 2015.

Shannon A. Johnson	41

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

J. Mariner Kemper	48

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

Stacy King	45

Ms. King has served as Executive Vice President, Chief Risk Officer of the Company since March 2020.  From May 2019 until March 2020, she served as Senior Director, Operations Management – Benefit Accounts for Willis Towers Watson. Prior to that time, she served as Senior Vice President, Director Healthcare Operations & Compliance; Senior Vice President/Vice President, Director Healthcare Services Risk & Compliance for the Bank; Vice President, Compliance Manager – Bank Operations & Healthcare Services; and Compliance Analyst-Corporate Risk for the Company. Ms. King held these positions from September 2018 until May 2019, October 2015 until September 2018, August 2014 until October 2015, and September 2013 until August 2014, respectively.

Kevin M. Macke	48

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

Nikki Newton	49

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

David C. Odgers	51

Mr. Odgers has served as Senior Vice President, Chief Accounting Officer of the Company since January 2020, and as the Company’s Controller since January 2014.  Mr. Odgers was previously the Company’s Assistant Controller from January 2005 to January 2014.

John C. Pauls	56

Mr. Pauls has served as Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank since June 2016.  Mr. Pauls served as interim General Counsel from April 2016 until his full appointment in June of 2016.  He has been with UMB for over 25 years, having served as a top legal advisor for the Company and the Bank for over 18 years.

James D. Rine	50

Mr. Rine has served as Vice Chairman of the Company since November 2020 and President and Chief Executive Officer of the Bank since October 2018.  He served as President of Commercial Banking from December 2017 until October 2018 and as President of Commercial Banking/Western Region from October 2016 to December 2017.  Prior to this time, Mr. Rine served as the President of the Kansas City Region since October 2011.  Overall, Mr. Rine has over 20 years of commercial banking experience with the Bank.

Ram Shankar	48

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

Thomas S. Terry	57

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

Abigail Wendel	47

Ms. Wendel was named President of Consumer Banking of the Bank in September 2018.  She has also served as Chief Strategy Officer for the Company from June 2015 until September 2018, and as the Director of Investor and Government Relations for the Company from February 2013 through June 2015.

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC.  These reports can also be found on the SEC website at www.sec.gov.

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

The COVID-19 pandemic is affecting the Company and its customers, counterparties, employees, and third-party service providers, and the continued impacts on its business, financial position, results of operations, and prospects could potentially be significant. The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions. The extent of the impact of the COVID-19 pandemic on the Company’s capital, liquidity, and other financial positions and on its business, results of operations, and prospects will depend on a number of evolving factors, including:

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

Because of current expected credit loss (CECL), the Company’s financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, due to the expansion of the time horizon over which it is required to estimate future credit losses under CECL, the Company may experience increased volatility in its future provisions for credit losses. As a result, factoring in COVID-19, the Company incurred significant provision expense for credit losses in 2020 and may incur significant provision expense for credit losses in future periods as well.

The levels of, or changes in, interest rates could affect the Company’s business or performance. The Company’s business, results of operations, and financial condition are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market interest rates, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. The policies and regulations of the federal government, in general, and the FRB, in particular, have a substantial impact on market interest rates. See “Government Monetary and Fiscal Policies” in Part I, Item 1 of this report beginning on page 5, which is incorporated by reference herein. Additionally, the Company has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on the London Interbank Offered Rate (LIBOR). In 2017, the U.K. Financial Conduct Authority announced that LIBOR is to be transitioned to alternative rates during the next four years. U.S. regulatory authorities have voiced similar support for phasing out LIBOR.  The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

Weak or deteriorating economic conditions, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities. The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, its business or performance could be adversely affected. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products and other services in the Company’s investment-management, asset-servicing, insurance, brokerage, or related businesses. Increased delinquencies or defaults could result as well from the Company adopting—for strategic, competitive, or other reasons—more liberal origination or underwriting standards for extensions of credit or other dealings with its customers or counterparties. If delinquencies or defaults on the Company’s loans or investment securities increase, their value and the income derived from them could be adversely affected, and the Company could incur administrative and other costs in seeking a recovery on its claims and any collateral. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is determined to have resulted from a credit loss.  In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for credit losses would reduce the Company’s income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management” in Part II, Item 7A of this report beginning on page 54 for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real-estate markets or associated environmental liabilities. At December 31, 2020, 48.8% of the Company’s aggregate loan portfolio—comprised of commercial real-estate loans (representing 36.7% of the aggregate loan portfolio) and consumer real-estate loans (representing 12.1% of the aggregate loan portfolio)—was primarily secured by interests in real estate located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well.  Real-estate values in the markets where this collateral is located may be different from, and in some instances worse than, real-estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real-estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, the Company may incur substantial liability for compliance and remediation costs, personal injury, or property damage.

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

To the extent that the Company continues to maintain a sizeable portfolio of available-for-sale investment securities, its income may be adversely affected and its reported equity more volatile. As of December 31, 2020, the Company’s securities portfolio totaled approximately $10.6 billion, which represented approximately 32.1% of its total assets.  Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans.  For the year-ended December 31, 2020, the weighted average yield of the Company’s securities portfolio was 2.5% as compared to 3.9% for its loan portfolio.  Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted.  Additionally, approximately $9.3 billion, or 87.4%, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity.  As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

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

The Company operates in a highly regulated industry, and its business or performance could be adversely affected by the legal, regulatory and supervisory frameworks applicable to it, changes in those frameworks, and other legal and regulatory risks and uncertainties. The Company is subject to expansive legal and regulatory frameworks in the United States—at the federal, State, and local levels—and in the foreign jurisdictions where its business segments operate.  In addition, the Company is subject to the direct supervision of government authorities charged with overseeing the taxation of domestic companies and the kinds of financial activities conducted by the Company in its business segments.  These legal, regulatory, and supervisory frameworks are often designed to protect public or private interests that differ from the interests of the Company’s shareholders or non-deposit creditors. See “Government Monetary and Fiscal Policies” and “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 5, which is incorporated by reference herein.  We believe that government scrutiny of all financial-services companies has increased, fundamental changes have been made to the banking, securities, and other laws that govern financial services (with the Dodd-Frank Act and Basel III being two of the more prominent examples), and a host of related business practices have been reexamined and reshaped. As a result, the Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. Risks also exist that government authorities could judge the Company’s business or other practices as unsafe, unsound, or otherwise unadvisable and bring formal or informal corrective or enforcement actions against it, including fines or other penalties and directives to change its products or other services.  For practical or other reasons, the Company may not be able to effectively defend itself against these actions, and they in turn could give rise to litigation by private plaintiffs.  Further, if the laws, rules, and regulations materially adversely affect the Company, including any changes that would negatively impact the tax treatment of the Company, the Company’s products and services or the Company’s shareholders, the Company may be adversely impacted.  All of these and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Regulatory or supervisory requirements, future growth, operating results, or strategic plans may prompt the Company to raise additional capital, but that capital may not be available at all or on favorable terms and, if raised, may be dilutive. The Company is subject to safety-and-soundness and capital-adequacy standards under applicable law and to the direct supervision of government authorities. See “Regulation and Supervision” in Part I, Item 1 of this report beginning on page 5. If the Company is not or is at risk of not satisfying these standards or applicable supervisory requirements—whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, or otherwise—the Company may be required to raise capital, restrict dividends, or limit originations of certain types of commercial and mortgage loans. If the Company is required to limit originations of certain types of commercial and mortgage loans, it would thereby reduce the amount of credit available to borrowers and limit opportunities to earn interest income from the loan portfolio.  The Company also may be compelled to raise capital if regulatory or supervisory requirements change. In addition, the Company may elect to raise capital for strategic reasons even when it is not required to do so. The Company’s ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of its control, and on the Company’s operating and financial performance.  Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms.  An inability to raise capital when needed or on favorable terms could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. If the Company is able to raise capital and does so by issuing common stock or convertible securities, the ownership interest of our existing stockholders could be diluted, and the market price of our common stock could decline.

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

The Company’s business relies on systems, employees, service providers, and counterparties, and failures or errors by any of them or other operational risks could adversely affect the Company. The Company engages in a variety of businesses in diverse markets and relies on systems, employees, service providers, and counterparties to properly oversee, administer, and process a high volume of transactions. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to its premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, inadequate integration of acquisitions, human error, and breakdowns in business continuity plans.  Significant financial, business, reputational, regulatory, or other harm could come to the Company as a result of these or related risks and uncertainties. For example, the Company could be negatively impacted if financial, accounting, data-processing, or other systems were to fail or not fully perform their functions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. These same risks arise as well in connection with the systems and employees of the service providers and counterparties on whom the Company depends as well as their own third-party service providers and counterparties. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A of this report beginning on page 57 for a discussion of how the Company monitors and manages operational risk.

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

The Company is heavily reliant on technology, and a failure or delay in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect the Company’s business or performance. Like most financial-services companies, the Company significantly depends on technology to deliver its products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Company invests in system upgrades, new solutions, and other technology initiatives, including for both internally and externally hosted solutions.  Many of these initiatives are of significant duration, are tied to critical systems, and require substantial internal and external resources. Although the Company takes steps to mitigate the risks and uncertainties associated with these initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Company also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. In addition, the Company relies upon the expertise and support of service providers to help implement, maintain and/or service certain of its core technology solutions.  If the Company cannot effectively manage these service providers, the service parties fail to materially perform, or the Company was to falter in any of the other noted areas, its business or performance could be negatively impacted.

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

If the Company’s subsidiaries are unable to make dividend payments or distributions to the Company, it may be unable to satisfy its obligations to counterparties or creditors or make dividend payments to its stockholders. The Company is a legal entity separate and distinct from its bank and nonbank subsidiaries and depends on dividend payments and distributions from those subsidiaries to fund its obligations to counterparties and creditors and its dividend payments to stockholders. See “Regulation and Supervision—Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates” in Part I, Item 1 of this report beginning on page 7. Any of the Company’s subsidiaries, however, may be unable to make dividend payments or distributions to the Company, including as a result of a deterioration in the subsidiary’s performance, investments in the subsidiary’s own future growth, or regulatory or supervisory requirements. If any subsidiary were unable to remain viable as a going concern, moreover, the Company’s right to participate in a distribution of assets would be subject to the prior claims of the subsidiary’s creditors (including, in the case of the Bank, its depositors and the FDIC).

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

The Company’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in the determination of the allowance for credit losses or the determination of the fair value of assets or liabilities. Furthermore, accounting methods, assumptions and estimates are part of acquisition purchase accounting and the calculation of the fair value of assets and liabilities that have been purchased, including credit-impaired loans.  The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of this report beginning on page 49. If management’s judgments are later determined to have been inaccurate, the Company may experience unexpected losses that could be substantial.

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business. The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact the Company’s financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Company. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing the Company’s loans, which could diminish the value of the Company’s loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on the Company’s customers, which could limit the Company’s ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this report.

ITEM 2. PROPERTIES

The Company's headquarters building is located at 1010 Grand Boulevard in downtown Kansas City, Missouri.  The building opened in July 1986 and all 250,000 square feet are occupied by departments and customer service functions of the Bank, as well as administrative offices for the Company.

Other main facilities of the Bank in downtown Kansas City, Missouri are located at 928 Grand Boulevard (185,000 square feet); and 1008 Oak Street (180,000 square feet). The 928 Grand building houses administrative support functions for the Bank.  The 928 Grand building is connected to the 1010 Grand building by an enclosed elevated pedestrian walkway.  The 1008 Oak building, which opened during the second quarter of 1999, houses the Company’s operations and data processing functions.

The Bank leases 49,400 square feet in the Hertz Building located at 2 South Broadway in the heart of the commercial sector of downtown St. Louis, Missouri.  This location has a full-service banking center and is home to administrative support functions for the Bank.

The Bank also leases 34,681 square feet on the first, second, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado.  The location has a full-service banking center and is home to operational and administrative support functions for the Bank.

As of December 31, 2020, the Bank operated a total of 91 banking centers.

UMBFS leases 88,944 square feet at 235 West Galena Street in Milwaukee, Wisconsin, for its fund services operations.  Additionally, UMBFS leases 37,300 square feet at 2225 Washington Boulevard in Ogden, Utah, and 13,689 square feet at 223 Wilmington West Chester Pike in Chadds Ford, Pennsylvania.

Additional information with respect to properties, premises and equipment is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Premises, Equipment, and Leases,” in the Notes to the Consolidated Financial Statements in Item 8, pages 68 and 97 of this report, and is hereby incorporated by reference herein.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Stock Market under the symbol "UMBF." As of February 19, 2021, the Company had 1,978 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock repurchase activity by the Company during the quarter ended December 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2020	355	$56.70	355	1,879,611
November 1 - November 30, 2020	67,767	61.60	67,767	1,811,844
December 1 - December 31, 2020	102	69.14	102	1,811,742
Total	68,224	$61.58	68,224

On April 28, 2020, the Company’s Board of Directors (the Board) authorized the repurchase of up to two million shares of the Company’s common stock, which will terminate on April 27, 2021 (a Repurchase Authorization).  The Company has not made any repurchases other than through this Repurchase Authorization. The Company is not currently engaging in repurchase.  In the future, it may determine to resume repurchases.  All share purchases pursuant to a Repurchase Authorization are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

Performance Graph

The performance graph below compares the cumulative total shareholder return on UMB Financial Corporation Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the SNL U.S. Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2015 and reinvestment of dividends. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	2015	2016	2017	2018	2019	2020
UMB Financial Corporation	$100.00	$168.41	$159.37	$137.28	$157.46	$161.80
SNL US Banks	100.00	126.35	149.21	124.00	167.93	145.49
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2020.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;
•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;
•	mergers, acquisitions, or dispositions, including the Company’s ability to integrate acquisitions and divest assets;
•	the adequacy of the Company’s succession planning for key executives or other personnel;
•	the Company’s ability to grow revenue, control expenses, or attract and retain qualified employees;
•	natural disasters, war, terrorist activities, pandemics, or the outbreak of COVID-19 or similar outbreaks, and their effects on economic and business environment in which the Company operates;
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

Results of Operations

Overview

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic.  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the CARES Act, including the PPP administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the year ended December 31, 2020, the Company’s results of operations included building of the allowance for credit losses (ACL) and monitoring key macroeconomic variables utilized in the econometric models under the CECL accounting standard adopted on January 1, 2020 and $6.9 million of nonrecurring COVID-19 specific expenses.  Additionally, the Company continued to see impacts of the volatile equity and debt markets and low interest rate environment in its fee-based businesses.

In response to the COVID-19 pandemic, the Company formed a Pandemic Taskforce and a steering group comprised of associates across multiple lines of business and support functions and has taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts resulting from the COVID-19 pandemic. As of December 31, 2020, approximately 65% of the Company’s associates are working remotely.  The Company has also increased purchases of computer hardware to support a remote workforce, as well as incurred additional cleaning and janitorial expense to disinfect branch and office locations.  In addition, the Company is actively working with customers impacted by the economic downturn by offering payment deferrals and other loan modifications where appropriate.  See further details under “Credit Risk Management” within “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”  Additionally, the Company has recorded over 5,000 loans totaling $1.5 billion under the PPP.

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

The Company focuses on the following four core financial objectives.  Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  For 2020, total revenue increased 17.6%, and noninterest expense also increased 5.5%, as compared to the previous year.  The Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  For 2020, net interest income increased $60.3 million, or 9.0%, as compared to the previous year. The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets. Loans recorded under the PPP increased loan interest income by $29.5 million in 2020.  The additional increase in interest income was driven by an increase of $1.3 billion in PPP loans. These increases were offset by the recent interest rate reductions related to the pandemic.  Average loan balances increased $2.4 billion, or 18.5%, from prior year. Average PPP loans account for $1.0 billion of this increase. The funding for these assets was driven primarily by a 17.4% increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased 31 basis points compared to the same period in 2019.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $133.4 million, or 31.3%, to $560.2 million for the year ended December 31, 2020, compared to the same period in 2019.  This increase was primarily attributable to an increase of $118.4 million in Investment securities gains, net, principally driven by the $108.8 million gain on the Company’s investment in Tattooed Chef, Inc., as well as increased fund serving income, and trading and investment banking income.  These changes are discussed in greater detail below under Noninterest income. As of December 31, 2020, noninterest income represented 43.4% of total revenues, as compared to 38.9% for 2019.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At December 31, 2020, the Company had a total risk-based capital ratio of 14.26% and $3.0 billion in total shareholders’ equity, an increase of $410.5 million, or 15.7%, compared to total shareholders’ equity at December 31, 2019. The Company repurchased 1.2 million shares of common stock at an average price of $53.27 per share during 2020 and declared $60.7 million in dividends, which represents a 1.8% increase compared to dividends declared during 2019.

Earnings Summary

The Company recorded consolidated income from continuing operations of $286.5 million for the year ended December 31, 2020.  This represents a 17.6% increase over 2019.  Income from continuing operations for 2019 was $243.6 million, or an increase of 24.1% compared to 2018.  Basic earnings per share from continuing operations for the year ended December 31, 2020, were $5.95 per share compared to $4.99 per share in 2019, an increase of 19.2%.  Basic earnings per share from continuing operations were $3.98 per share in 2018, or an increase of 25.4% from 2018 to 2019. Fully diluted earnings per share from continuing operations increased 19.6% from 2019 to 2020 and increased 25.9% from 2018 to 2019.

The Company’s net interest income increased to $731.2 million in 2020 compared to $670.9 million in 2019 and $610.4 million in 2018.  In total, a favorable volume variance, partially offset by an unfavorable rate variance, resulted in a $60.3 million increase in net interest income in 2020, compared to 2019.  See Table 2 on page 30.  The favorable volume variance on earning assets was predominantly driven by the increase in average loan balances of $2.4 billion, or 18.5%, for 2020 compared to the same period in 2019.  Net interest margin, on a tax-equivalent basis, decreased to 2.81% for 2020, compared to 3.12% for the same period in 2019, as the asset yields and the cost of interest-bearing liabilities decreased, coupled with an increased balance sheet.  This created significant margin compression.  The Company has seen a decrease in the benefit from interest-free funds as compared to 2019 driven by the lower rate environment.  The impact of this benefit decreased 28 basis points compared to 2019 and is illustrated on Table 3 on page 31.  The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 20 in Item 7A on page 52 for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2020.

The provision for credit losses totaled $130.5 million for the year ended December 31, 2020, which is an increase of $97.7 million, or 297.3%, compared to the same period in 2019.  This change is the result of the adoption of the CECL standard and applying this methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment related to the COVID-19 pandemic. See further discussion in “Provision and Allowance for Credit Losses” on page 31.

The Company had an increase of $133.4 million, or 31.3%, in noninterest income in 2020, as compared to 2019, and an increase of $25.1 million, or 6.2%, in 2019, compared to 2018.  The increase in 2020 is primarily attributable to an increase of $118.4 million in Investment securities gains, net, primarily driven by the $108.8 million gain on the Company’s investment in Tattooed Chef, Inc., as well as increased fund serving income, and trading and investment banking income.  These are offset by decreases in brokerage and bankcard income.  The change in noninterest income in 2020 from 2019, and 2019 from 2018 is illustrated in Table 6 on page 35.

Noninterest expense increased in 2020 by $43.1 million, or 5.5%, compared to 2019 and increased by $61.1 million, or 8.5%, in 2019 compared to 2018.  The increase in 2020 is primarily driven by increases in salary and employee benefits expense, operating losses, and equipment expense.  These increases were offset by a decrease in marketing and business development expense.  The increase in noninterest expense in 2020 from 2019, and 2019 from 2018 is illustrated in Table 7 on page 36.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2020, 2019 and 2018.

Net interest margin, presented in Table 1 on page 28, is calculated as net interest income on a fully tax- equivalent basis (FTE) as a percentage of average earning assets.  Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.  A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources.  Table 3 analyzes net interest margin for the three years ended December 31, 2020, 2019 and 2018.  Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2018 through 2020 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2020			2019
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$15,126.1	$586.0	3.87%	$12,764.6	$637.9	5.00%
Securities:
Taxable	5,256.7	105.7	2.01	4,524.9	106.1	2.34
Tax-exempt (FTE)	4,226.4	126.3	2.99	3,797.0	113.7	3.00
Total securities	9,483.1	232.0	2.45	8,321.9	219.8	2.64
Federal funds sold and resell agreements	1,099.4	11.8	1.08	535.4	13.8	2.59
Interest-bearing due from banks	1,218.9	3.8	0.31	584.8	12.9	2.20
Other earning assets (FTE)	37.1	1.6	4.28	52.3	2.5	4.79
Total earning assets (FTE)	26,964.6	835.2	3.10	22,259.0	886.9	3.98
Allowance for credit losses	(184.5)			(107.4)
Cash and due from banks	440.5			454.6
Other assets	1,347.5			1,178.4
Total assets	$28,568.1			$23,784.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$14,446.2	$49.1	0.34%	$12,161.8	$138.7	1.14%
Time deposits under $250,000	488.3	5.0	1.02	366.3	5.6	1.53
Time deposits of $250,000 or more	402.0	4.1	1.02	644.1	9.9	1.54
Total interest-bearing deposits	15,336.5	58.2	0.38	13,172.2	154.2	1.17
Borrowed funds	137.0	7.3	5.30	69.8	5.2	7.51
Federal funds purchased and repurchase agreements	2,023.8	11.8	0.58	1,657.3	32.6	1.96
Total interest-bearing liabilities	17,497.3	77.3	0.44	14,899.3	192.0	1.29
Noninterest-bearing demand deposits	7,845.6			6,132.2
Other	420.2			301.3
Total	25,763.1			21,332.8
Total shareholders' equity	2,805.0			2,451.8
Total liabilities and shareholders' equity	$28,568.1			$23,784.6
Net interest income (FTE)		$757.9			$694.9
Net interest spread (FTE)			2.66%			2.69%
Net interest margin (FTE)			2.81%			3.12%

(1)

Interest income and yields are stated on a fully tax-equivalent (FTE) basis, using a marginal tax rate of 21% for 2020, 2019, and 2018.  The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets.  Rates earned/paid may not compute to the rates shown due to presentation in millions.  The tax-equivalent interest income totaled $26.7 million, $24.0 million, and $20.0 million in 2020, 2019, and 2018, respectively.

(2)	Loan fees are included in interest income. Such fees totaled $13.7 million, $14.5 million, and $17.0 million in 2020, 2019, and 2018, respectively.
(3)	Loans on nonaccrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2018
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$11,606.5	$559.4	4.82%
Securities:
Taxable	3,858.8	83.3	2.16
Tax-exempt (FTE)	3,505.6	94.1	2.68
Total securities	7,364.4	177.4	2.41
Federal funds sold and resell agreements	178.8	4.8	2.69
Interest-bearing due from banks	419.8	7.9	1.88
Other earning assets (FTE)	49.3	2.5	4.97
Total earning assets (FTE)	19,618.8	752.0	3.83
Allowance for credit losses	(100.9)
Cash and due from banks	396.1
Other assets	1,085.8
Total assets	$20,999.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$10,113.3	$80.9	0.80%
Time deposits under $250,000	355.3	3.8	1.07
Time deposits of $250,000 or more	687.4	7.4	1.08
Total interest-bearing deposits	11,156.0	92.1	0.83
Borrowed funds	68.9	4.7	6.80
Federal funds purchased and repurchase agreements	1,559.1	24.7	1.59
Total interest-bearing liabilities	12,784.0	121.5	0.95
Noninterest-bearing demand deposits	5,828.5
Other	192.5
Total	18,805.0
Total shareholders' equity	2,194.8
Total liabilities and shareholders' equity	$20,999.8
Net interest income (FTE)		$630.5
Net interest spread (FTE)			2.88%
Net interest margin (FTE)			3.21%

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

Average Volume		Average Rate			Increase (Decrease)
2020	2019	2020	2019	2020 vs. 2019	Volume	Rate	Total
				Change in interest earned on:
$15,126,110	$12,764,623	3.87%	5.00%	Loans	$106,011	$(157,899)	$(51,888)
				Securities:
5,256,715	4,524,955	2.01	2.34	Taxable	15,854	(16,206)	(352)
4,226,363	3,796,983	2.99	3.00	Tax-exempt	10,048	(292)	9,756
1,099,447	535,393	1.08	2.59	Federal funds and resell agreements	9,107	(11,110)	(2,003)
1,218,919	584,756	0.31	2.20	Interest-bearing due from banks	7,267	(16,405)	(9,138)
37,086	52,306	4.28	4.79	Trading securities	(569)	(209)	(778)
26,964,640	22,259,016	3.10	3.98	Total	147,718	(202,121)	(54,403)
				Change in interest incurred on:
15,336,492	13,172,181	0.38	1.17	Interest-bearing deposits	21,986	(117,964)	(95,978)
2,023,813	1,657,283	0.58	1.96	Federal funds and repurchase agreements	5,988	(26,754)	(20,766)
136,957	69,809	5.30	7.51	Borrowed Funds	3,906	(1,889)	2,017
$17,497,262	$14,899,273	0.44%	1.29%	Total	31,880	(146,607)	(114,727)
				Net interest income	$115,838	$(55,514)	$60,324

Average Volume		Average Rate			Increase (Decrease)
2019	2018	2019	2018	2019 vs. 2018	Volume	Rate	Total
				Change in interest earned on:
$12,764,623	$11,606,544	5.00%	4.82%	Loans	$57,315	$21,179	$78,494
				Securities:
4,524,955	3,858,829	2.34	2.16	Taxable	15,206	7,514	22,720
3,796,983	3,505,602	3.00	2.68	Tax-exempt	6,539	9,114	15,653
535,393	178,801	2.59	2.69	Federal funds and resell agreements	9,227	(192)	9,035
584,756	419,768	2.20	1.88	Interest-bearing due from banks	3,477	1,495	4,972
52,306	49,345	4.79	4.97	Trading securities	146	(89)	57
22,259,016	19,618,889	3.98	3.83	Total	91,910	39,021	130,931
				Change in interest incurred on:
13,172,181	11,156,002	1.17	0.83	Interest-bearing deposits	18,745	43,346	62,091
1,657,283	1,559,149	1.96	1.59	Federal funds and repurchase agreements	1,635	6,181	7,816
69,809	68,814	7.51	6.80	Borrowed Funds	69	496	565
$14,899,273	$12,783,965	1.29%	0.95%	Total	20,449	50,023	70,472
				Net interest income	$71,461	$(11,002)	$60,459

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2020	2019	2018
Average earning assets	$26,964,640	$22,259,016	$19,618,889
Interest-bearing liabilities	17,497,262	14,899,273	12,783,965
Interest-free funds	$9,467,378	$7,359,743	$6,834,924
Free funds ratio (interest free funds to average earning assets)	35.11%	33.06%	34.84%
Tax-equivalent yield on earning assets	3.10%	3.98%	3.83%
Cost of interest-bearing liabilities	0.44	1.29	0.95
Net interest spread	2.66%	2.69%	2.88%
Benefit of interest-free funds	0.15	0.43	0.33
Net interest margin	2.81%	3.12%	3.21%

The Company experienced an increase in net interest income of $60.3 million, or 9.0%, for the year ended December 31, 2020, compared to 2019.  This follows an increase of $60.5 million, or 9.9%, for the year ended December 31, 2019, compared to 2018.  Average earning assets for the year ended December 31, 2020 increased by $4.7 billion, or 21.1%, compared to the same period in 2019.  Net interest margin, on a tax-equivalent basis, decreased to 2.81% for 2020 compared to 3.12% in 2019.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits.  Noninterest-bearing demand deposits represented 36.5%, 32.1% and 34.6% of total outstanding deposits at December 31, 2020, 2019 and 2018, respectively.  As illustrated in Table 3, the impact from these interest-free funds was 15 basis points in 2020, as compared to 43 basis points in 2019 and 33 basis points in 2018.

The Company has experienced an increase in net interest income during 2020 due to a volume variance of $115.8 million, offset by a negative rate variance of $55.5 million.  The average rate on earning assets during 2020 has decreased by 88 basis points, while the average rate on interest-bearing liabilities decreased by 85 basis points, resulting in a three basis-point decrease in spread.  The volume of loans has increased from an average of $12.8 billion in 2019 to an average of $15.1 billion in 2020 driven both by organic loan growth and participation in the PPP loan program.  The volume of interest-bearing liabilities increased from $14.9 billion in 2019 to $17.5 billion in 2020.  The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on the balance sheet and income statement of the Company in 2021.  Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio.  By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2021, approximately $1.8 billion of available-for-sale securities are expected to have principal repayments.  This includes approximately $592 million which will have principal repayments during the first quarter of 2021.  The available-for-sale investment portfolio had an average life of 70.1 months, 70.9 months, and 56.8 months as of December 31, 2020, 2019, and 2018, respectively.

Provision and Allowance for Credit Losses

The ACL represents management’s judgment of total expected losses included in the Company’s loan portfolio as of the balance sheet date.  The Company’s process for recording the ACL is based on the evaluation of the Company’s lifetime historical loss experience, management’s understanding of the credit quality inherent in the loan portfolio, and the impact of the current economic environment, coupled with reasonable and supportable economic forecasts.

A mathematical calculation of an estimate is made to assist in determining the adequacy and reasonableness of management’s recorded ACL.  To develop the estimate, the Company follows the guidelines in Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses (ASC 326).  The estimate reserves for assets held at amortized cost and any related credit deterioration in the Company’s available-for-sale debt security portfolio.  Assets held at amortized cost include the Company’s loan book and held-to-maturity security portfolio.

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

Table 4 presents the components of the allowance by loan portfolio segment.  The Company manages the ACL against the risk in the entire loan portfolio and therefore, the allocation of the ACL to a particular loan segment may change in the future.  Management of the Company believes the present ACL is adequate considering the Company’s loss experience, delinquency trends and current economic conditions.  Future economic conditions and borrowers’ ability to meet their obligations, however, are uncertainties which could affect the Company’s ACL and/or need to change its current level of provision.  For more information on loan portfolio segments and ACL methodology refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

Table 4

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES (in thousands)

This table presents an allocation of the allowance for credit losses by loan portfolio segment, which represents the total expected losses derived by both quantitative and qualitative methods. The amounts presented are not necessarily indicative of actual future charge-offs in any particular category and are subject to change.  The disclosure as of December 31, 2020 and 2019 are presented based on the loan classes upon adoption of ASC 326, while prior period amounts continue to be presented in accordance with the loan classes under previously applicable GAAP.

	December 31,
Loan Category	2020	2019
Commercial and industrial	$122,700	$63,313
Specialty lending	5,219	2,545
Commercial real estate	61,931	15,951
Consumer real estate	6,586	2,623
Consumer	1,480	543
Credit cards	15,786	15,739
Leases and other	2,271	1,074
Held-to-maturity securities	2,610	—
Total allowance	$218,583	$101,788

	December 31,
Loan Category	2018	2017	2016
Commercial	$80,888	$81,156	$71,657
Real estate	13,664	9,312	10,569
Consumer	9,071	10,083	9,311
Leases	12	53	112
Total allowance	$103,635	$100,604	$91,649

Table 5 presents a five-year summary of the Company’s ACL.  Also, please see “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk Management” on page 54 in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.  For more information on loan portfolio segments and ACL methodology refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ACL increased as a percentage of total loans to 1.34% as of December 31, 2020, compared to 0.76% as of December 31, 2019.  The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $130.5 million for the year ended December 31, 2020, which is an increase of $97.7 million, or 297.3%, compared to the same period in 2019.  This increase is the result of the adoption of the CECL standard and applying this methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment related to the COVID-19 pandemic.  The provision for loan losses totaled $32.9 million and $70.8 million for the years ended December 31, 2019 and 2018, respectively.

Table 5

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (in thousands)

	2020	2019	2018	2017	2016
Allowance – January 1	$101,788	$103,635	$100,604	$91,649	$81,143
Cumulative effect adjustment(1)	9,030	—	—	—	—
Adjusted allowance – January 1	110,818	103,635	100,604	91,649	81,143
Provision for credit losses	127,890	32,850	70,750	41,000	32,500
Charge-offs:
Commercial	(8,587)	(19,267)	(15,110)	(26,708)	(11,745)
Specialty lending	—	(16,813)	(48,828)	(648)	(513)
Commercial real estate	(11,939)	(392)	(3,185)	(534)	(5,973)
Consumer real estate	(219)	(52)	(243)	(458)	(783)
Consumer	(607)	(909)	(1,143)	(948)	(843)
Credit cards	(7,326)	(8,647)	(9,034)	(9,310)	(8,966)
Leases and other	(11)	—	—	—	—
Total charge-offs	(28,689)	(46,080)	(77,543)	(38,606)	(28,823)
Recoveries:
Commercial and industrial	6,473	3,579	6,661	3,168	3,596
Specialty lending	—	3,992	—	—	—
Commercial real estate	91	738	197	681	839
Consumer real estate	69	384	248	285	146
Consumer	307	509	898	533	518
Credit cards	1,618	2,181	1,820	1,894	1,730
Leases and other	6	—	—	—	—
Total recoveries	8,564	11,383	9,824	6,561	6,829
Net charge-offs	(20,125)	(34,697)	(67,719)	(32,045)	(21,994)
Allowance for credit losses – end of period	$218,583	$101,788	$103,635	$100,604	$91,649
Allowance for credit losses on loans	$215,973	$101,788	$103,635	$100,604	$91,649
Allowance for credit losses on held-to-maturity securities	2,610	—	—	—	—
Loans at end of year, net of unearned interest	16,103,651	13,431,722	12,178,150	11,280,514	10,540,383
Held-to-maturity securities at end of period	1,014,614	1,116,102	1,170,646	1,261,014	1,115,932
Total assets at amortized cost	17,118,265	14,547,824	13,348,796	12,541,528	11,656,315
Average loans, net of unearned interest	15,109,392	12,759,387	11,604,633	10,841,486	9,986,151
Allowance for credit losses on loans to loans at end of period	1.34%	0.76%	0.85%	0.89%	0.87%
Allowance for credit losses – end of period to total assets at amortized cost	1.28%	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Allowance as a multiple of net charge-offs	10.86x	2.93x	1.53x	3.14x	4.17x
Net charge-offs to average loans	0.13%	0.27%	0.58%	0.30%	0.22%

(1)	Related to the adoption of ASU No. 2016-13. See Note 2, “New Accounting Pronouncements”, for further detail.

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates.  Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates.  Noninterest income increased in 2020 by $133.4 million, or 31.3%, compared to 2019 and increased in 2019 by $25.1 million, or 6.2%, compared to 2018.  The increase in 2020 is primarily attributable to an increase in investment securities gains, net, fund servicing income, and trading and investment banking income.  These are offset by decreases in brokerage and bankcard income.  The increase in 2019 is primarily attributable to trading and investment banking, brokerage, trust and securities processing, company-owned life insurance, and derivative income.

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

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2020	2019	2018	20-19	19-18	20-19	19-18
Trust and securities processing	$194,646	$176,913	$172,163	$17,733	$4,750	10.0%	2.8%
Trading and investment banking	32,945	23,466	15,584	9,479	7,882	40.4	50.6
Service charges on deposit accounts	83,879	82,748	84,287	1,131	(1,539)	1.4	(1.8)
Insurance fees and commissions	1,369	1,634	1,292	(265)	342	(16.2)	26.5
Brokerage fees	24,350	31,261	25,807	(6,911)	5,454	(22.1)	21.1
Bankcard fees	60,544	66,727	68,520	(6,183)	(1,793)	(9.3)	(2.6)
Investment securities gains, net	120,634	2,245	3,521	118,389	(1,276)	5,273.5	(36.2)
Other	41,799	41,776	30,524	23	11,252	0.1	36.9
Total noninterest income	$560,166	$426,770	$401,698	$133,396	$25,072	31.3%	6.2%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above.  The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2020 compared to 2019, and in 2019 compared to 2018.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund assets servicing.  This income category increased by $17.7 million, or 10.0% in 2020, compared to 2019, and increased by $4.8 million, or 2.8%, in 2019, compared to 2018.  During 2020, fund services income increased $10.6 million and corporate trust income increased $7.2 million.  During 2019, corporate trust revenue increased $6.9 million, partially offset by a decrease of $1.4 million in fee income from fund services fees.

Trading and investment banking income increased $9.5 million, or 40.4%, in 2020 compared to 2019 and increased $7.9 million, or 50.6%, in 2019 compared to 2018.  The increase in 2020 compared to 2019 and the increase in 2019 compared to 2018 was driven by increased bond trading income.

Brokerage fees decreased $6.9 million, or 22.1%, in 2020 compared to 2019 but increased $5.5 million, or 21.1%, in 2019 compared to 2018.  The decrease in 2020 was driven by lower 12b-1 fees related to the reduction in interest rates during the year.  The increase from 2018 to 2019 primarily due to an increase in money market and 12b-1 income driven by an increase in volume and interest rates.

Bankcard fees decreased $6.2 million, or 9.3%, in 2020 compared to 2019, and decreased $1.8 million, or 2.6%, in 2019 compared to 2018.  The decrease in 2020 compared to 2019 was primarily driven by decreased interchange income, offset by decreased rewards and rebate expense.  The decrease in 2019 compared to 2018 was primarily driven by increased rebate expense.

Investment securities gains, net increased $118.4 million in 2020 compared to 2019 but decreased by $1.3 million in 2019 compared to 2018.  The increase in 2020 was driven by the $108.8 million gain on the Company’s investment in Tattooed Chef, Inc., an increase of $3.9 million in gains on equity securities without readily determinable fair values, and an increase of $3.8 million in gains on sales of available-for-sale securities.  The decrease in 2019 was driven by a decrease in gains on equity securities without readily determinable fair values of $3.9 million, offset by an increase in gains on sale of available-for-sale securities of $2.6 million.

Other noninterest income is flat in 2020 compared to 2019 and increased $11.3 million, or 36.9%, in 2019 compared to 2018.  The increase from 2018 to 2019 was primarily due to an increase in company-owned life insurance income and derivative income.  Changes in company-owned life insurance are offset by proportionate changes in deferred compensation expense noted below.

Noninterest Expense

Noninterest expense increased in 2020 by $43.1 million, or 5.5%, compared to 2019 and increased in 2019 by $61.1 million, or 8.5%, compared to 2018.  From 2019 to 2020 the increases were driven by salary and employee benefits expense, other miscellaneous expense, and equipment expense, offset by a decrease in marketing and business development expense.  The main drivers of the increase from 2018 to 2019 were salary and employee benefits expense, processing fees, and equipment expense.  Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2020	2019	2018	20-19	19-18	20-19	19-18
Salaries and employee benefits	$495,464	$461,445	$419,091	$34,019	$42,354	7.4%	10.1%
Occupancy, net	47,476	47,771	45,239	(295)	2,532	(0.6)	5.6
Equipment	85,719	79,086	75,184	6,633	3,902	8.4	5.2
Supplies and services	15,537	18,699	16,103	(3,162)	2,596	(16.9)	16.1
Marketing and business development	14,679	26,257	24,372	(11,578)	1,885	(44.1)	7.7
Processing fees	54,213	52,198	46,977	2,015	5,221	3.9	11.1
Legal and consulting	29,765	31,504	29,859	(1,739)	1,645	(5.5)	5.5
Bankcard	18,954	17,750	17,514	1,204	236	6.8	1.3
Amortization of other intangible assets	6,517	5,506	5,764	1,011	(258)	18.4	(4.5)
Regulatory fees	10,279	11,489	12,695	(1,210)	(1,206)	(10.5)	(9.5)
Other	43,402	27,155	25,002	16,247	2,153	59.8	8.6
Total noninterest expense	$822,005	$778,860	$717,800	$43,145	$61,060	5.5%	8.5%

Salaries and employee benefits expense increased $34.0 million, or 7.4%, in 2020 compared to 2019 and $42.4 million, or 10.1%, in 2019 compared to 2018.  In 2020, bonus and commission expense increased $23.6 million, or 25.3%, driven by business volumes and revenue growth, and higher company performance.  Salary and wage expense increased $12.1 million, or 4.3%.  These increases were offset by a decrease in employee benefits expense of $1.7 million, or 2.1%.  In 2019, employee benefit expense increased $16.1 million, or 23.8%, driven by higher deferred compensation expense.  Salary and wage expense increased $14.4 million, or 5.3%, and bonus and commission expense increased $11.9 million, or 14.6%.

Equipment expense increased $6.6 million, or 8.4%, and $3.9 million, or 5.2% in 2020 and 2019, respectively.  This increase is driven by increased computer hardware and software expenses for the ongoing investments in digital channel and integrated platform solutions to support business growth and the continued modernization of the Company’s core systems in both years.

Marketing and business development expense decreased $11.6 million, or 44.1%, in 2020 compared to 2019, but increased $1.9 million, or 7.7%, in 2019 compared to 2018.  The decrease in 2020 is driven by reduced travel and entertainment expenses and business development expense related to the COVID-19 pandemic.  The increase in 2019 was driven by the timing of advertising and business development projects and higher travel expenses as compared to 2018.

Processing fees expense increased $2.0 million, or 3.9%, in 2020 compared to 2019, and increased $5.2 million, or 11.1%, in 2019 compared to 2018.  The increases in 2020 and 2019 are primarily driven by ongoing investments in digital channel and integrated platform solutions to support business growth and the continued modernization of the Company’s core systems.

Other noninterest expense increased $16.2 million, or 59.8%, and increased $2.2 million, or 8.6%, in 2020 and 2019, respectively.  The increase in 2020 is primarily driven by higher operational losses and derivative expense.  The increase in 2019 is primarily driven by higher operational losses, offset by lower other real estate and repossession expenses as compared to 2018.

Income Taxes

Income tax expense for continuing operations totaled $52.4 million, $42.4 million, and $27.3 million in 2020, 2019, and 2018 respectively. These amounts equate to effective tax rates of 15.5%, 14.8%, and 12.2% for 2020, 2019 and 2018, respectively. The increase in the effective tax rate from 2019 to 2020 is primarily attributable to a smaller portion of pre-tax income being earned from tax-exempt municipal securities.  The increase in the effective tax rate from 2018 to 2019 is primarily attributable to a discrete tax benefit of $5.1 million related to 2017 federal provision-to-return adjustments recorded in 2018 with no corresponding adjustment in 2019.  Of this amount, $5.0 million was due to the remeasurement of deferred tax assets and liabilities upon completion of the 2017 federal tax return during the fourth quarter of 2018.

For further information on income taxes refer to Note 17, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments). Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Prior to 2020, the Company had the following four Business Segments:  Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.  In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the Company’s core businesses, products and services are currently being evaluated by management. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2020.  Previously reported results have been reclassified in this Form 10-K to conform to the Company’s current organizational structure.

Table 8

COMMERCIAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019	20-19	20-19
Net interest income	$475,425	$412,232	$63,193	15.3%
Provision for credit losses	119,424	26,159	93,265	356.5
Noninterest income	189,412	81,609	107,803	132.1
Noninterest expense	272,283	267,345	4,938	1.8
Income before taxes	273,130	200,337	72,793	36.3
Income tax expense	42,223	29,679	12,544	42.3
Income from continuing operations	$230,907	$170,658	$60,249	35.3%

For the year ended December 31, 2020, Commercial Banking income from continuing operations increased by $60.2 million, or 35.3%, to $230.9 million compared to the same period in 2019.  Net interest income increased $63.2 million, or 15.3%, for the year ended December 31, 2020, compared to the same period last year, primarily driven by strong loan growth, and earning asset mix changes.  Commercial Banking added loans with an average balance of $1.0 billion and loan interest income of $29.5 million related to the PPP during 2020.  Provision for credit losses increased by $93.3 million as compared to 2019 due to adoption of CECL, coupled with the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income increased $107.8 million, or 132.1%, over the same period in 2019 primarily due to a gain on Tattooed Chef, Inc. of $108.8 million, recognized in the fourth quarter of 2020.

Additionally, there was an increase of $1.2 million in derivative income.  These increases were offset by a decrease of $2.7 million in bankcard fees due to driven by decreased interchange income. Noninterest expense increased $4.9 million, or 1.8%, as compared to the same period in 2019.  This increase was driven by an increase of $12.8 million in operational losses in 2020 and an increase of $1.1 million in salary and employee benefit expense.  These increases were partially offset by a decrease of $4.6 million in marketing and business development expense due to decreased travel and entertainment expense as a result of the COVID-19 pandemic, a decrease of $2.7 million in technology, service, and overhead expenses, and a decrease of $1.1 million in processing fees.

Table 9

INSTITUTIONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019	20-19	20-19
Net interest income	$106,856	$126,591	$(19,735)	(15.6)%
Provision for credit losses	882	975	(93)	(9.5)
Noninterest income	254,874	232,444	22,430	9.6
Noninterest expense	286,635	268,423	18,212	6.8
Income before taxes	74,213	89,637	(15,424)	(17.2)
Income tax expense	11,472	13,280	(1,808)	(13.6)
Income from continuing operations	$62,741	$76,357	$(13,616)	(17.8)%

For the year ended December 31, 2020, Institutional Banking income from continuing operations decreased $13.6 million, or 17.8%, compared to the same period last year.  Net interest income decreased $19.7 million, or 15.6%, compared to the same period last year, due to a decrease in funds transfer pricing driven by lower interest rates.  Noninterest income increased $22.4 million, or 9.6%, primarily due to increases of $12.3 million in bond trading income, $8.0 million in fund services income and $7.2 million in corporate trust income, both recorded in trust and securities processing revenue, and $4.8 million in service charges on deposit accounts due to healthcare customer transfer and conversion fees. These increases were partially offset by a decrease of $7.2 million in brokerage fees primarily due to lower 12b-1 fee income and a decrease of $4.0 million in bankcard fees driven by lower interchange income. Noninterest expense increased $18.2 million, or 6.8%, primarily driven by increases of $8.4 million in technology, service, and overhead expenses, $8.3 million in salary and employee benefits expense, $2.3 million in bankcard expense, and increased amortization expense of $1.7 million. These increases were partially offset by a decrease of $2.6 million in marketing and business development expense due to decreased travel and entertainment expense as a result of the COVID-19 pandemic.

Table 10

PERSONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019	20-19	20-19
Net interest income	$148,948	$132,082	$16,866	12.8%
Provision for credit losses	10,194	5,716	4,478	78.3
Noninterest income	115,880	112,717	3,163	2.8
Noninterest expense	263,087	243,092	19,995	8.2
Loss before taxes	(8,453)	(4,009)	(4,444)	(110.9)
Income tax benefit	(1,307)	(594)	(713)	(120.0)
Loss from continuing operations	$(7,146)	$(3,415)	$(3,731)	(109.3)%

For the year ended December 31, 2020, Personal Banking recognized a net loss from continuing operations of $7.1 million, a decrease of $3.7 million as compared to the same period last year.  Net interest income increased $16.9 million, or 12.8%, compared to the same period last year due to increased loan balances.  Provision for credit losses increased $4.5 million due to the adoption of CECL, coupled with the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income increased $3.2 million, or 2.8%, primarily driven by an increase of $3.1 million in equity earnings on alternative investments, and an increase of $2.9 million on gains on the sale of mortgage originations.  These increases were partially offset by a decrease of $2.6 million in deposit service charges. Noninterest expense increased $20.0 million, or 8.2%, primarily due to an increase of $11.1 million in technology, service, and overhead expense for investments to support growth across the segment’s lines of business, an increase of $8.1 million in salary and employee benefits expense, an increase of $2.3 million in other expense due to higher operational losses in 2020, and an increase of $2.3 million in legal expense.  These increases were partially offset by a decrease of $2.0 million in marketing and business development due to decreased travel and entertainment expense as a result of the COVID-19 pandemic, and a decrease of $2.0 million in supplies and services expense.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income.  Loan balances held for investment increased by $2.7 billion, or 19.9%, in 2020.  This increase was primarily driven by an increase of $1.4 billion, or 24.7%, in commercial loans, $765.5 million, or 14.9%, in commercial real estate loans, and $551.7 million, or 39.6%, in consumer real estate loans.  The increase in commercial loans is largely driven by the Company’s participation in the PPP.  PPP loans totaled $1.3 billion as of December 31, 2020.

Table 11

ANALYSIS OF LOANS BY TYPE (in thousands)

	December 31,
	2020	2019	2018	2017	2016
Commercial and industrial	$7,062,074	$5,661,464	$5,042,697	$4,412,391	$4,233,341
Specialty lending	511,300	493,854	687,118	581,508	374,381
Commercial real estate	5,908,934	5,143,424	4,477,053	4,258,973	3,898,916
Consumer real estate	1,945,494	1,393,827	1,235,461	1,286,145	1,260,144
Consumer	117,986	133,474	144,785	151,783	139,562
Credit cards	366,968	408,980	397,316	424,988	416,833
Leases and other	190,895	196,699	193,720	164,725	217,206
Loans before allowance and loans held for sale	16,103,651	13,431,722	12,178,150	11,280,513	10,540,383
Allowance for credit losses on loans	(215,973)	(101,788)	(103,635)	(100,604)	(91,649)
Net loans	15,887,678	13,329,934	12,074,515	11,179,909	10,448,734
Loans held for sale	6,708	7,803	3,192	1,460	5,279
Net loans and loans held for sale	$15,894,386	$13,337,737	$12,077,707	$11,181,369	$10,454,013

As a % of total loans and loans held for sale
Commercial and industrial	43.84%	42.13%	41.40%	39.11%	40.14%
Specialty lending	3.17	3.68	5.64	5.15	3.55
Commercial real estate	36.68	38.27	36.75	37.75	36.97
Consumer real estate	12.08	10.37	10.14	11.40	11.95
Consumer	0.73	0.99	1.19	1.35	1.33
Credit cards	2.28	3.04	3.26	3.77	3.95
Leases and other	1.18	1.46	1.59	1.46	2.06
Total	99.96	99.94	99.97	99.99	99.95
Loans held for sale	0.04	0.06	0.03	0.01	0.05
Total loans and loans held for sale	100.00%	100.00%	100.00%	100.00%	100.00%

Included in Table 11 is a five-year breakdown of loans by type.  Commercial & industrial loans and commercial real estate loans continue to represent the largest segments of the Company’s loan portfolio, comprising approximately 43.8% and 36.7%, respectively, of total loans and loans held for sale at the end of 2020 and 42.1% and 38.3%, respectively, of total loans and loans held for sale at the end of 2019.

Commercial loans represent the largest percent of total loans.  Commercial loans at December 31, 2020 have increased $1.4 billion, or 24.7%, as compared to December 31, 2019, to 43.8% of total loans.  Commercial loans represented 42.1% of total loans at December 31, 2019.  The increase in commercial loans is largely driven by the Company’s participation in the PPP.  PPP loans totaled $1.3 billion as of December 31, 2020.

As a percentage of total loans, commercial real estate now comprises 36.7% of total loans compared to 38.3% in 2019.  Commercial real estate loans increased $765.5 million, or 14.9%, compared to 2019.  Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%.  Most of these properties are non-owner occupied and have guarantees as additional security.

Consumer real estate loans increased $551.7 million, or 39.6%, and represented 12.1% of total loans. Specialty lending loans increased $17.4 million, or 3.5%, and represented 3.2% of total loans as of December 31, 2020.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A on page 54 of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments.  Investment securities totaled $10.6 billion as of December 31, 2020 and $8.7 billion as of December 31, 2019 and comprised 34.0% and 35.1% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 87.4% of the Company’s investment securities portfolio at December 31, 2020, compared to 85.4% at December 31, 2019.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio decreased from 70.9 months at December 31, 2019 to 70.1 months at December 31, 2020. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $7.8 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2020.  Of this amount, securities with a market value of $371.5 million at December 31, 2020 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio totaled $1.0 billion as of December 31, 2020, a decrease of $101.5 million, or 9.1%, from December 31, 2019.  The average life of the HTM portfolio was 6.1 years at December 31, 2020, compared to 6.3 years at December 31, 2019.

The securities portfolio generates the Company’s second largest component of interest income.  The AFS and HTM securities portfolios achieved an average yield on a tax-equivalent basis of 2.45% for 2020, compared to 2.64% in 2019, and 2.41% in 2018.  Securities available for sale had a net unrealized gain of $412.0 million at year-end, compared to a net unrealized gain of $123.4 million the preceding year. This market value change primarily reflects the impact of a larger portfolio size and declining market interest rates as of December 31, 2020, compared to December 31, 2019.  These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) in shareholders’ equity, as an unrealized gain of $314.5 million at year-end 2020, compared to an unrealized gain of $93.7 million for 2019. The AFS securities portfolio contains securities that have unrealized losses (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements on page 92 of this document).  The unrealized losses in the Company’s investments in Government

Sponsored Entity (GSE) mortgage-backed securities, State and political subdivisions, and Corporates were caused by changes in interest rates, and not from a decline in credit of the underlying issuers.  The U.S. Treasury, U.S. Agency, and GSE mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.  As of December 31, 2020, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to declining interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  As of December 31, 2020, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Included in Tables 12 and 13 are analyses of the cost, fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 12

SECURITIES AVAILABLE FOR SALE (in thousands)

December 31, 2020	Amortized Cost	Fair Value
U.S. Treasury	$29,911	$30,740
U.S. Agencies	89,554	95,949
Mortgage-backed	5,266,394	5,468,181
State and political subdivisions	3,424,309	3,623,619
Corporates	77,566	81,199
Total	$8,887,734	$9,299,688

December 31, 2019	Amortized Cost	Fair Value
U.S. Treasury	$63,835	$64,078
U.S. Agencies	89,867	93,021
Mortgage-backed	4,030,688	4,071,794
State and political subdivisions	2,954,276	3,029,917
Corporates	185,314	188,552
Total	$7,323,980	$7,447,362

December 31, 2018	Amortized Cost	Fair Value
U.S. Treasury	$248,494	$247,130
U.S. Agencies	200	199
Mortgage-backed	3,914,289	3,812,211
State and political subdivisions	2,507,107	2,483,260
Total	$6,670,090	$6,542,800

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2020	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$20,102	1.03%	$202	1.89%
Due after 1 year through 5 years	10,638	2.59	95,747	2.68
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$30,740	1.55%	$95,949	2.67%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2020	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$171,564	(3.18)%	$226,929	2.21%
Due after 1 year through 5 years	2,834,805	2.19	450,435	2.36
Due after 5 years through 10 years	2,283,389	1.99	641,051	2.63
Due after 10 years	178,423	1.76	2,305,204	3.37
Total	$5,468,181	1.93%	$3,623,619	3.02%

	Corporates
December 31, 2020	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	55,249	2.98
Due after 5 years through 10 years	25,950	3.85
Due after 10 years	—	—
Total	$81,199	3.27%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2019	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$33,983	2.69%	$—	—%
Due after 1 year through 5 years	30,095	1.56	93,021	2.67
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$64,078	2.16%	$93,021	2.67%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2019	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$13,353	2.50%	$218,870	2.23%
Due after 1 year through 5 years	2,834,652	2.31	585,728	2.23
Due after 5 years through 10 years	1,050,939	3.03	608,959	2.61
Due after 10 years	172,850	2.81	1,616,360	3.75
Total	$4,071,794	2.52%	$3,029,917	3.11%

	Corporates
December 31, 2019	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	188,552	2.74
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total	$188,552	2.74%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2018	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$184,916	2.66%	$199	1.46%
Due after 1 year through 5 years	52,874	2.08	—	—
Due after 5 years through 10 years	9,340	1.48	—	—
Due after 10 years	—	—	—	—
Total	$247,130	2.49%	$199	1.46%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2018	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$32,859	2.26%	$349,303	1.97%
Due after 1 year through 5 years	2,756,639	2.27	877,224	2.24
Due after 5 years through 10 years	983,288	2.80	699,227	2.48
Due after 10 years	39,425	3.49	557,506	3.66
Total	$3,812,211	2.42%	$2,483,260	2.59%

Table 13

SECURITIES HELD TO MATURITY (in thousands)

December 31, 2020	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$4,907	$4,936	1.78%
Due after 1 year through 5 years	123,643	126,901	2.30
Due after 5 years through 10 years	423,759	435,038	2.47
Due over 10 years	462,305	462,569	2.30
Total	$1,014,614	$1,029,444	2.37%

December 31, 2019	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$15,323	$15,268	3.38%
Due after 1 year through 5 years	100,623	100,298	2.46
Due after 5 years through 10 years	394,591	386,580	2.37
Due over 10 years	605,565	580,199	2.61
Total	$1,116,102	$1,082,345	2.52%

December 31, 2018	Amortized Cost	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$3,386	$3,395	2.02%
Due after 1 year through 5 years	115,162	107,641	2.64
Due after 5 years through 10 years	380,108	357,381	2.38
Due over 10 years	671,990	602,115	2.74
Total	$1,170,646	$1,070,532	2.61%

Table 14

OTHER SECURITIES (in thousands)

	December 31,
	2020	2019	2018
FRB and FHLB stock	$33,222	$33,262	$33,262
Equity securities with readily determinable fair values	134,197	—	4,385
Equity securities without readily determinable fair values	128,634	75,158	36,045
Total	$296,053	$108,420	$73,692

Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available.  As of December 31, 2020, equity securities with readily determinable fair values includes the

Company’s investment in Tattooed Chef, Inc., which had a fair value of $106.9 million as of December 31, 2020.  Equity securities without readily determinable fair values are generally carried at cost less impairment.  Equity securities without readily determinable fair values also includes Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs.  The net borrowed position was $65.6 million at December 31, 2020 compared to $28.9 million at December 31, 2019.

The Bank buys and sells federal funds as agent for non-affiliated banks.  Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $362.5 million in 2020 and $239.2 million in 2019.

At December 31, 2020, the Company held securities purchased under agreements to resell of $1.7 billion compared to $1.6 billion at December 31, 2019.  The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes.  Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels.  These investments averaged $1.1 billion in 2020 and $533.1 million in 2019.

The Company also maintains an active securities trading inventory.  The average holdings in the securities trading inventory in 2020 were $37.1 million, compared to $52.3 million in 2019, and were recorded at fair market value.  As discussed in “Quantitative and Qualitative Disclosures About Market Risk – Trading Account” in Part II, Item 7A on page 54, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $3.1 billion as of December 31, 2020 compared to $1.2 billion as of December 31, 2019 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions.  The amount due from the FRB averaged $1.2 billion and $560.9 million during December 31, 2020 and 2019, respectively.  The increase in the FRB balance from 2019 to 2020 is primarily due to an increase in deposit balances as a result of the Company’s participation in the PPP.  The interest-bearing accounts held at other financial institutions totaled $43.1 million and $29.3 million at December 31, 2020 and 2019, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base.  In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing businesses in order to attract and retain additional core deposits.  Deposits totaled $27.1 billion at December 31, 2020 and $21.6 billion at December 31, 2019, an increase of $5.4 billion, or 25.2%. Deposits averaged $23.2 billion in 2020, and $19.3 billion in 2019.

Noninterest-bearing demand deposits averaged $7.8 billion in 2020 and $6.1 billion in 2019.  These deposits represented 33.8% of average deposits in 2020, compared to 31.8% in 2019.  The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits.  Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 15

MATURITIES OF TIME DEPOSITS OF $250,000 OR MORE (in thousands)

	December 31,
	2020	2019	2018
Maturing within 3 months	$286,489	$400,142	$426,912
After 3 months but within 6 months	36,096	126,143	34,880
After 6 months but within 12 months	44,776	64,870	35,918
After 12 months	30,986	23,622	55,134
Total	$398,347	$614,777	$552,844

Table 16

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2020	2019	2018
Amount:
Noninterest-bearing demand	$7,845,667	$6,132,187	$5,828,545
Interest-bearing demand and savings	14,446,164	12,161,786	10,113,263
Time deposits under $250,000	488,346	366,266	355,344
Total core deposits	22,780,177	18,660,239	16,297,152
Time deposits of $250,000 or more	401,982	644,129	687,395
Total deposits	$23,182,159	$19,304,368	$16,984,547

As a % of total deposits:
Noninterest-bearing demand	33.84%	31.76%	34.32%
Interest-bearing demand and savings	62.32	63.00	59.54
Time deposits under $250,000	2.11	1.90	2.09
Total core deposits	98.27	96.66	95.95
Time deposits of $250,000 or more	1.73	3.34	4.05
Total deposits	100.00%	100.00%	100.00%

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date.  Securities sold under agreements to repurchase and federal funds purchased totaled $2.3 billion at December 31, 2020, and $1.9 billion at December 31, 2019. These agreements averaged $2.0 billion in 2020 and $1.7 billion in 2019.  The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund, and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  Based on the collateral pledged, the Company had $1.5 billion of borrowing capacity at the FHLB at December 31, 2020.  The Company had no outstanding advances at FHLB Des Moines as of December 31, 2020.

Table 17

SHORT-TERM BORROWINGS (in thousands)

	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
At December 31:
Federal funds purchased	$65,636	0.04%	$31,873	1.48%	$6,679	2.42%
Repurchase agreements	2,249,861	0.52	1,864,635	1.52	1,512,241	2.08
Other	—	—	—	—	—	—
Total	$2,315,497	0.51%	$1,896,508	1.52%	$1,518,920	2.09%
Average for year:
Federal funds purchased	$60,314	0.26%	$123,870	2.13%	$301,503	2.54%
Repurchase agreements	1,963,499	0.59	1,533,413	1.95	1,257,646	1.53
Other	8,811	1.40	3	—	3	—
Total	$2,032,624	0.59%	$1,657,286	1.96%	$1,559,152	1.59%
Maximum month-end balance:
Federal funds purchased	$105,678		$147,239		$631,578
Repurchase agreements	2,469,756		1,864,635		1,512,241
Other	15,000		—		—

Long-term debt totaled $270.0 million at December 31, 2020, compared to $70.4 million at December 31, 2019.  In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.  The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $71.7 million at December 31, 2020.  Interest rates on trust preferred securities are tied to the three-month LIBOR with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.  For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

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

Total shareholders’ equity increased $410.5 million, or 15.7% to $3.0 billion at December 31, 2020 as compared to December 31, 2019.

The Board authorized, at its April 28, 2020, April 23, 2019, and April 24, 2018 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During 2020 and 2019, the Company acquired 1,208,623 shares and 67,923 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization. During March 2020, the Company entered into an agreement with Bank of America Merrill Lynch (BAML) to repurchase an aggregate of $30.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR). Under the ASR, the Company repurchased a total of 653,498 shares, which was completed during the second quarter of 2020. The ASR was entered into pursuant to the April 23, 2019 Repurchase Authorization.  The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.5 billion as of December 31, 2020.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of December 31, 2020.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4%.  The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles.  The Company's capital position as of December 31, 2020 is summarized in the table below and exceeded regulatory requirements.

For further discussion of capital and liquidity, see the “Quantitative and Qualitative Disclosures about Market Risk – Liquidity Risk” in Item 7A on page 56 of this report.

Table 18

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines.  These guidelines as of December 31, 2020, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$6,708	$—	$—	$6,708
Loans and leases	1,290,474	48,726	1,237,585	13,409,495	117,371	16,103,651
Securities available for sale	437,394	8,358,242	14,531	77,567	—	8,887,734
Securities held to maturity	—	29,676	984,939	—	—	1,014,615
Trading securities	651	1,571	18,545	14,253	—	35,020
Cash and due from banks	3,165,301	375,380	—	—	—	3,540,681
All other assets	23,352	21,867	36,220	1,305,859	—	1,387,298
Category totals	$4,917,172	$8,835,462	$2,298,528	$14,807,174	$117,371	$30,975,707

Risk-weighted totals	$—	$1,767,092	$1,149,264	$14,807,174	$176,057	$17,899,587
Off-balance-sheet items (3)	—	280,469	17,484	2,857,538	177	3,155,668
Total risk-weighted assets	$—	$2,047,561	$1,166,748	$17,664,712	$176,234	$21,055,255

Total
Regulatory Capital
Shareholders’ equity	$3,016,948
Less adjustments (1)	(469,314)
Common equity Tier 1/Tier 1 capital	2,547,634
Additional Tier 2 capital (2)	454,911
Total capital	$3,002,545

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	12.10%
Tier 1 capital to risk-weighted assets	12.10%
Total capital to risk-weighted assets	14.26%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	8.37%

(1)

Adjustments include a portion of goodwill and intangibles as well as unrealized gains/losses on available-for-sale securities, cash flow hedges, and the impact of the Company’s election to use the five-year CECL transition.

(2)	Includes the Company’s ACL (inclusive of the reserve for off-balance sheet arrangements), subordinated long-term debt, and trust preferred subordinated notes.
(3)	After credit conversion factor and risk weighting is applied.

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8 on pages 100 through 101.

Commitments, Contractual Obligations and Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates.  These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet.  Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.  See Table 19 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 on pages 110 through 112 for detailed information and further discussion of these arrangements.  Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 19

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the contractual obligations for the Company as of December 31, 2020 and includes principal payments only.  The Company has no capital leases or long-term purchase obligations.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Federal funds purchased and repurchase agreements	$2,315,497	$2,315,497	$—	$—	$—
Long-term debt obligations	271,714	—	—	—	271,714
Operating lease obligations	81,146	12,725	21,443	16,521	30,457
Time deposits	876,095	710,419	129,455	32,211	4,010
Total	$3,544,452	$3,038,641	$150,898	$48,732	$306,181

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$8,851,333	$4,241,863	$2,696,300	$1,163,132	$750,038
Commitments to extend credit under credit card loans	3,472,339	3,472,339	—	—	—
Commercial letters of credit	3,160	3,160	—	—	—
Standby letters of credit	346,617	264,169	72,000	10,448	—
Forward contracts	51,273	51,273	—	—	—
Spot foreign exchange contracts	680	680	—	—	—
Total	$12,725,402	$8,033,484	$2,768,300	$1,173,580	$750,038

As of December 31, 2020, our total liabilities for unrecognized tax benefits were $6.7 million.  The Company cannot reasonably estimate the settlement of these liabilities.  Therefore, these liabilities have been excluded from the table above.  See Note 17, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to customers and suppliers, allowance for credit losses, bad debts, investments, financing operations, long-lived assets, taxes, other contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which have formed the basis for making such judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Under different assumptions or conditions, actual results may differ from the recorded estimates.

Management believes that the Company’s critical accounting policies are those relating to: the allowance for credit losses and fair value measurements.

Allowance for Credit Losses

The Company’s ACL represents management’s judgment of the total expected losses included in the Company’s assets held at amortized cost. The Company’s process for recording the ACL is based on the evaluation of the Company’s lifetime historical loss experience, management’s understanding of the credit quality inherent in the loan portfolio, and the impact of the current economic environment, coupled with reasonable and supportable economic forecasts.

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

For more information on loan portfolio segments and ACL methodology refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

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

Fair value pricing information obtained from third party data providers and pricing services for investment securities is reviewed for appropriateness on a periodic basis.  The third-party service providers are also analyzed to understand and evaluate the valuation methodologies utilized.  This review includes an analysis of current market prices compared to pricing provided by the third-party pricing service to assess the relative accuracy of the data provided.

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

Table 20 shows the net interest income percentage increase or decrease over the next twelve and twenty-four month periods as of December 31, 2020 and 2019 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 20

MARKET RISK

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	1.6%	(1.7)%	14.1%	1.2%
200	0.9	(0.9)	9.7	1.4
100	0.3	(0.4)	5.0	0.7
Static	—	—	—	—
(100)	(1.9)	1.7	(5.7)	(0.3)
(200)	n/a	1.0	n/a	(6.3)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	4.0%	(0.3)%	15.9%	3.6%
200	2.7	0.2	11.3	3.0
100	1.1	0.5	6.1	2.3
Static	—	—	—	—
(100)	(3.4)	0.6	(6.3)	(2.2)
(200)	n/a	(2.9)	n/a	(9.4)

The Company is positioned slightly asset sensitive to changes in interest rates in the next year.  Net interest income is predicted to increase in all upward rate ramp and shock scenarios.  In down rate scenarios, income is predicted to decrease in all scenarios. The increase in net interest income in rising rate scenarios is due to the projections of yields on earning assets increasing more than the cost of paying liabilities.  In year two, net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits in a rising rate environment consistent with our history is a key assumption in these scenarios.

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

Table 21

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2020 Earning assets
Loans	$9,044.0	$731.1	$799.8	$10,574.9	$3,971.5	$1,564.0	$16,110.4
Securities	1,018.8	561.7	794.1	2,374.6	3,703.5	4,532.2	10,610.3
Federal funds sold and resell agreements	1,650.3	—	—	1,650.3	—	—	1,650.3
Other	3,145.1	—	—	3,145.1	—	—	3,145.1
Total earning assets	$14,858.2	$1,292.8	$1,593.9	$17,744.9	$7,675.0	$6,096.2	$31,516.1
% of total earning assets	47.1%	4.1%	5.1%	56.3%	24.4%	19.3%	100.0%
Funding sources
Interest-bearing demand and savings	$2,875.0	$2,156.2	$4,312.4	$9,343.6	$567.5	$6,384.1	$16,295.2
Time deposits	407.6	186.5	116.3	710.4	161.7	4.0	876.1
Federal funds purchased and repurchase agreements	2,315.5	—	—	2,315.5	—	—	2,315.5
Borrowed funds	71.7	—	—	71.7	197.9	—	269.6
Noninterest-bearing sources	4,166.6	212.5	396.2	4,775.3	1,855.5	5,128.9	11,759.7
Total funding sources	$9,836.4	$2,555.2	$4,824.9	$17,216.5	$2,782.6	$11,517.0	$31,516.1
% of total earning assets	31.2%	8.1%	15.3%	54.6%	8.9%	36.5%	100.0%
Interest sensitivity gap	$5,021.8	$(1,262.4)	$(3,231.0)	$528.4	$4,892.4	$(5,420.8)
Cumulative gap	5,021.8	3,759.4	528.4	528.4	5,420.8	—
As a % of total earning assets	15.9%	11.9%	1.7%	1.7%	17.2%	—%
Ratio of earning assets to funding sources	1.51	0.51	0.33	1.03	2.76	0.53
Cumulative ratio of earning assets to funding sources
2020	1.51	1.30	1.03	1.03	1.27	1.00
2019	1.25	1.08	0.87	0.87	1.18	1.00

Table 22

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2020 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years	Total
Variable Rate
Commercial and industrial	$5,001,692	$134,821	$13,517	$5,150,030
Specialty lending	461,078	—	—	461,078
Commercial real estate	2,715,796	164,302	14,577	2,894,675
Consumer real estate	338,839	194,364	99,111	632,314
Consumer	79,789	95	—	79,884
Credit cards	364,451	2,517	—	366,968
Leases and other	157,596	1,647	—	159,243
Total variable rate loans	9,119,241	497,746	127,205	9,744,192

Fixed Rate
Commercial and industrial	531,771	1,128,367	251,906	1,912,044
Specialty lending	—	50,222	—	50,222
Commercial real estate	736,619	1,759,046	518,594	3,014,259
Consumer real estate	174,815	482,634	662,439	1,319,888
Consumer	12,396	24,840	866	38,102
Credit cards	—	—	—	—
Leases and other	—	28,674	2,978	31,652
Total fixed rate loans	1,455,601	3,473,783	1,436,783	6,366,167
Total loans and loans held for sale	$10,574,842	$3,971,529	$1,563,988	$16,110,359

Trading Account

The Bank carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.  This account had a balance of $35.0 million as of December 31, 2020, compared to $45.6 million as of December 31, 2019.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $31.5 million to $87.8 million at December 31, 2020, compared to December 31, 2019.  This increase was primarily driven by one credit for $17.9 million in the Commercial and industrial loan portfolio and one credit for $17.6 million in the Specialty lending loan portfolio, which were placed on nonaccrual during 2020.  There was an immaterial amount of interest recognized on nonperforming loans during 2020, 2019, and 2018.

The Company had $4.7 million and $2.9 million of other real estate owned as of December 31, 2020 and 2019, respectively.  Loans past due more than 90 days and still accruing interest totaled $2.0 million as of December 31, 2020, compared to $2.1 million as of December 31, 2019.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $10.8 million of restructured loans at December 31, 2020 and $19.8 million at December 31, 2019.  Those loans modified as part of the Company’s response to the COVID-19 pandemic are not considered to be restructured loans and are discussed further below in Table 24.

Table 23

LOAN QUALITY (in thousands)

	December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans	$77,764	$36,909	$22,376	$37,731	$41,765
Restructured loans on nonaccrual	10,059	19,438	20,642	21,411	28,494
Total non-performing loans	87,823	56,347	43,018	59,142	70,259
Other real estate owned	4,740	2,935	3,338	1,501	194
Total non-performing assets	$92,563	$59,282	$46,356	$60,643	$70,453

Loans past due 90 days or more	$1,952	$2,069	$6,009	$3,091	$3,365
Restructured loans accruing	706	392	411	19,603	24,013
Allowance for credit losses on loans	215,973	101,788	103,635	100,604	91,649
Ratios
Non-performing loans as a % of loans	0.55%	0.42%	0.35%	0.52%	0.67%
Non-performing assets as a % of loans plus other real estate owned	0.57	0.44	0.38	0.54	0.67
Non-performing assets as a % of total assets	0.28	0.22	0.20	0.28	0.34
Loans past due 90 days or more as a % of loans	0.01	0.02	0.05	0.03	0.03
Allowance for credit losses on loans as a % of loans	1.34	0.76	0.85	0.89	0.87
Allowance for credit losses on loans as a multiple of non-performing loans	2.46x	1.81x	2.41x	1.70x	1.30x

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our customers by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assisting its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of either full payment deferral or interest-only payments.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on nonaccrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  As of December 31, 2020, three modified loans were on nonaccrual, totaling $269 thousand.  The Company anticipates additional loans may be modified due to the effects of COVID-19 in the coming periods.  Any loans modified are segmented separately with specific prepayment and maturity assumptions within the Company’s ACL.  As of December 31, 2020, the Company had 136 COVID-19 related modifications remaining on loans with a total balance of $67.6 million.  Within the Company’s non-credit card loan portfolios, over 1,300 loan modifications were made since the COVID-19 pandemic began.  Of these loan modifications, approximately 96% of loans have resumed making principal or interest payments as of December 31, 2020.  There have been no charge-offs on modified loans.  See further discussion of the impacts of COVID-19 on the Company’s consolidated financial statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 24

COVID-19 LOAN MODIFICATIONS (in thousands)

	As of December 31, 2020
		Modification Type
	Balance	Deferment	Interest Only
Commercial and industrial	$15,507	$15,507	$—
Specialty lending	—	—	—
Commercial real estate	50,646	50,596	50
Consumer real estate	1,031	1,031	—
Consumer	—	—	—
Credit cards	398	388	10
Leases and other	—	—	—
Held-to-maturity securities	—	—	—
Total	$67,582	$67,522	$60

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $9.3 billion of high-quality securities available for sale.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At December 31, 2020, $7.8 billion, or 84.1%, of the securities available-for-sale were pledged or used as collateral, compared to $5.8 billion, or 77.5%, at December 31, 2019.  Of these amounts, securities with a market value of $371.5 million at December 31, 2020 and $481.2 million at December 31, 2019, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at December 31, 2020 was $12.7 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank.  The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at December 31, 2020.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company has access to borrow up to $1.5 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

UMB Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses on certain loans evaluated on a collective basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses on loans evaluated on a collective basis for the commercial and industrial, commercial real estate, and consumer credit card loan segments (the collective ACL) was $195 million as of December 31, 2020.  The collective ACL represented 90% of the total recorded allowance for credit losses on loans as of December 31, 2020.  The collective ACL includes the measure of expected credit losses on a pool basis for loans where similar risk characteristics exist and is determined using relevant available information from internal and external sources related to historical credit loss experience, current conditions, and reasonable and supportable economic forecasts.  The Company uses probability of default (PD) and loss given default (LGD) models for the commercial and industrial segment, commercial real estate segment, and revolver activity within the consumer credit card segment. For the commercial and industrial segment and revolver portion of the consumer credit card segment, the collective ACL is calculated by modeling PD over future periods multiplied by historical LGD multiplied by contractual exposure at default minus any modeled prepayments and charge offs.  For the commercial real estate segment, the collective ACL is calculated by modeling PD over future periods based on peer bank data. The PD loss rate is then multiplied by historical LGD multiplied by contractual exposure at default minus any modeled prepayments and charge offs.  The Company uses average historical loss rates across a defined lookback period to measure expected credit losses for the transactor activity within the consumer credit card segment. Primary risk drivers are segment specific and include macro-economic variables, risk ratings of the individual loans within the commercial and industrial and commercial real estate loan segments, and FICO ratings of individual card holders within the consumer credit card segment.  After the reasonable and supportable forecast periods, the Company reverts to historical loss experience for each portfolio using a cliff or straight-line reversion method.  A portion of the collective ACL is comprised of qualitative factors which represent adjustments to historical loss experience including concentrations of credit and results of internal loan review.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD and LGD and historical loss rates and their significant assumptions, including recovery rates, portfolio segmentation, average prepayment rates, the economic forecast scenario, macro-economic variables, the reasonable and supportable forecast periods, lengths of time and methods of reversion, risk ratings on commercial and industrial and commercial real estate loans, and FICO ratings and the estimated life of the credit card receivables on consumer credit card loans, and (2) the qualitative factors and their significant assumptions, including concentrations of credit and results of internal loan review. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD and historical loss rate models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

•

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL, including controls related to the:

•development and approval of the collective ACL methodology

•development of the PD and LGD and historical loss rate models

•	determination and measurement of the significant assumptions used in the PD and LGD and historical loss rate models

•development of the qualitative factors, including concentrations of credit and results of internal loan review

•analysis of the overall ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•

evaluating judgments made by the Company relative to the development and performance monitoring of the PD and LGD and historical loss rate models by comparing them to relevant Company specific metrics and trends and the applicable industry and regulatory practices

•

assessing the conceptual soundness and performance testing of the PD and LGD and historical loss rate models by inspecting the model documentation to determine whether the models are suitable for their intended use

•	evaluating the methodology used to develop the economic forecast scenario and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices

•	testing the complete historical credit cycle period and evaluating the length of the reasonable and supportable forecast period by comparing to specific portfolio risk characteristics and trends
•	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•

testing individual risk ratings for a selection of commercial and industrial and commercial real estate loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•

evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practices

•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Kansas City, Missouri
March 1, 2021

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Loans	$16,103,651	$13,431,722
Allowance for credit losses on loans(1)	(215,973)	(101,788)
Net loans	15,887,678	13,329,934
Loans held for sale	6,708	7,803
Securities:
Available for sale (amortized cost of $8,887,734 and $7,323,980, respectively)	9,299,688	7,447,362
Held to maturity, net of allowance for credit losses of $2,610 and $0, respectively (fair value of $1,029,444 and $1,082,345, respectively)	1,012,004	1,116,102
Trading securities	35,020	45,618
Other securities	296,053	108,420
Total securities	10,642,765	8,717,502
Federal funds sold and securities purchased under agreements to resell	1,650,335	1,578,345
Interest-bearing due from banks	3,110,042	1,225,491
Cash and due from banks	430,638	472,958
Premises and equipment, net	293,095	300,334
Accrued income	139,892	124,508
Goodwill	180,867	180,867
Other intangibles, net	21,056	27,597
Other assets	764,428	596,016
Total assets	$33,127,504	$26,561,355
LIABILITIES
Deposits:
Noninterest-bearing demand	$9,879,970	$6,944,465
Interest-bearing demand and savings	16,295,186	13,432,415
Time deposits under $250,000	477,748	611,587
Time deposits of $250,000 or more	398,347	614,777
Total deposits	27,051,251	21,603,244
Federal funds purchased and repurchase agreements	2,315,497	1,896,508
Long-term debt	269,595	70,372
Accrued expenses and taxes	319,676	232,200
Other liabilities	154,537	152,591
Total liabilities	30,110,556	23,954,915
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,006,386 and 49,097,606 shares outstanding, respectively	55,057	55,057
Capital surplus	1,090,450	1,073,764
Retained earnings	1,891,246	1,672,438
Accumulated other comprehensive income, net	318,340	83,180
Treasury stock, 7,050,344 and 5,959,124 shares, at cost, respectively	(338,145)	(277,999)
Total shareholders' equity	3,016,948	2,606,440
Total liabilities and shareholders' equity	$33,127,504	$26,561,355
(1)	As of December 31, 2019, this line represents the Allowance for loan losses. See further discussion of this change in Note 2, “New Accounting Pronouncements”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
INTEREST INCOME
Loans	$585,957	$637,845	$559,351
Securities:
Taxable interest	105,701	106,053	83,333
Tax-exempt interest	99,820	90,064	74,411
Total securities income	205,521	196,117	157,744
Federal funds and resell agreements	11,840	13,843	4,808
Interest-bearing due from banks	3,744	12,882	7,910
Trading securities	1,427	2,205	2,148
Total interest income	808,489	862,892	731,961
INTEREST EXPENSE
Deposits	58,214	154,192	92,101
Federal funds and repurchase agreements	11,787	32,553	24,737
Other	7,259	5,242	4,677
Total interest expense	77,260	191,987	121,515
Net interest income	731,229	670,905	610,446
Provision for credit losses(1)	130,500	32,850	70,750
Net interest income after provision for credit losses	600,729	638,055	539,696
NONINTEREST INCOME
Trust and securities processing	194,646	176,913	172,163
Trading and investment banking	32,945	23,466	15,584
Service charges on deposit accounts	83,879	82,748	84,287
Insurance fees and commissions	1,369	1,634	1,292
Brokerage fees	24,350	31,261	25,807
Bankcard fees	60,544	66,727	68,520
Investment securities gains, net	120,634	2,245	3,521
Other	41,799	41,776	30,524
Total noninterest income	560,166	426,770	401,698
NONINTEREST EXPENSE
Salaries and employee benefits	495,464	461,445	419,091
Occupancy, net	47,476	47,771	45,239
Equipment	85,719	79,086	75,184
Supplies and services	15,537	18,699	16,103
Marketing and business development	14,679	26,257	24,372
Processing fees	54,213	52,198	46,977
Legal and consulting	29,765	31,504	29,859
Bankcard	18,954	17,750	17,514
Amortization of other intangible assets	6,517	5,506	5,764
Regulatory fees	10,279	11,489	12,695
Other	43,402	27,155	25,002
Total noninterest expense	822,005	778,860	717,800
Income before income taxes	338,890	285,965	223,594
Income tax expense	52,388	42,365	27,334
Income from continuing operations	286,502	243,600	196,260
Discontinued Operations
Loss from discontinued operations before taxes	—	—	(917)
Income tax benefit	—	—	(170)
Loss from discontinued operations	—	—	(747)
NET INCOME	$286,502	$243,600	$195,513

PER SHARE DATA
Basic:
Income from continuing operations	$5.95	$4.99	$3.98
Loss from discontinued operations	—	—	(0.01)
Net income – basic	5.95	4.99	3.97
Diluted:
Income from continuing operations	5.93	4.96	3.94
Loss from discontinued operations	—	—	(0.01)
Net income – diluted	5.93	4.96	3.93
Dividends	1.25	1.21	1.17
Weighted average shares outstanding – basic	48,137,791	48,779,263	49,334,937
Weighted average shares outstanding – diluted	48,343,750	49,089,877	49,770,737

(1)	For the years ended December 31, 2019 and 2018, this line represents the Provision for loan losses. See further discussion of this change in Note 2, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$286,502	$243,600	$195,513
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	295,552	253,891	(51,271)
Less: Reclassification adjustment for gains included in net income	(6,980)	(3,218)	(578)
Change in unrealized gains and losses on debt securities during the period	288,572	250,673	(51,849)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	20,979	(15,318)	1,906
Less: Reclassification adjustment for (gains) losses included in net income	(1,905)	1,023	—
Change in unrealized gains and losses on derivative hedges	19,074	(14,295)	1,906

Other comprehensive income (loss), before tax	307,646	236,378	(49,943)
Income tax (expense) benefit	(72,486)	(57,416)	12,735
Other comprehensive income (loss) before reclassifications	235,160	178,962	(37,208)
Amounts reclassified from accumulated other comprehensive income(1)(2)	—	—	(13,049)
Net current-period other comprehensive income (loss)	235,160	178,962	(50,257)
Comprehensive income	$521,662	$422,562	$145,256

(1)	See Note 2, “New Accounting Pronouncements,” for discussions of the Company’s adoption of ASU No. 2016-01.

(2)	See Note 2, “New Accounting Pronouncements,” for discussion of the Company’s adoption of ASU No. 2018-02.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance January 1, 2018	$55,057	$1,046,095	$1,338,110	$(45,525)	$(212,206)	$2,181,531
Cumulative effect adjustments (1)	—	—	145	—	—	145
Adjusted balance – January 1, 2018	55,057	1,046,095	1,338,255	(45,525)	(212,206)	2,181,676
Total comprehensive income (loss)	—	—	195,513	(50,257)	—	145,256
Reclassification of certain tax effects (2)	—	—	12,917	—	—	12,917
Dividends ($1.17 per share)	—	—	(58,264)	—	—	(58,264)
Purchase of treasury stock	—	(2,807)	—	—	(73,700)	(76,507)
Issuances of equity awards, net of forfeitures	—	(2,004)	—	—	2,499	495
Recognition of equity based compensation	—	10,579	—	—	—	10,579
Sale of treasury stock	—	524	—	—	538	1,062
Exercise of stock options	—	2,214	—	—	9,042	11,256
Balance December 31, 2018	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
Total comprehensive income	—	—	243,600	178,962	—	422,562
Dividends ($1.21 per share)	—	—	(59,583)	—	—	(59,583)
Purchase of treasury stock	—	—	—	—	(4,496)	(4,496)
Forfeitures of equity awards, net of issuances	—	3,820	—	—	(3,204)	616
Recognition of equity based compensation	—	14,234	—	—	—	14,234
Sale of treasury stock	—	344	—	—	487	831
Exercise of stock options	—	765	—	—	3,041	3,806
Balance December 31, 2019	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Cumulative effect adjustment (3)	—	—	(7,039)	—	—	(7,039)
Adjusted balance – January 1, 2020	55,057	1,073,764	1,665,399	83,180	(277,999)	2,599,401
Total comprehensive income	—	—	286,502	235,160	—	521,662
Dividends ($1.25 per share)	—	—	(60,655)	—	—	(60,655)
Purchase of treasury stock	—	616	—	—	(64,382)	(63,766)
Forfeitures of equity awards, net of issuances	—	624	—	—	(16)	608
Recognition of equity based compensation	—	14,512	—	—	—	14,512
Sale of treasury stock	—	201	—	—	414	615
Exercise of stock options	—	733	—	—	3,838	4,571
Balance December 31, 2020	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948

(1)	Related to the adoption of ASU Nos. 2016-01 and 2017-12. See Note 2, “New Accounting Pronouncements,” for further detail.

(2)	Related to the adoption of ASU No. 2018-02. See Note 2, “New Accounting Pronouncements,” for further detail.

(3)	Related to the adoption of ASU No. 2016-13. See Note 2, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$286,502	$243,600	$195,513
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses(1)	130,500	32,850	70,750
Net amortization (accretion) of premiums and discounts from acquisition	251	215	(398)
Depreciation and amortization	62,803	56,258	53,116
Amortization of debt issuance costs	131	—	—
Deferred income tax benefit	(4,836)	(153)	(20,261)
Net decrease (increase) in trading securities and other earning assets	10,598	15,393	(6,956)
Gains on investment securities, net	(120,634)	(2,245)	(3,521)
Gains on sales of assets	(797)	(374)	(2,721)
Amortization of securities premiums, net of discount accretion	44,302	33,441	42,423
Originations of loans held for sale	(128,123)	(216,334)	(59,687)
Gains on sales of loans held for sale, net	(3,964)	(1,370)	(1,183)
Proceeds from sales of loans held for sale	133,182	213,093	59,138
Equity based compensation	15,120	14,850	11,074
Net tax benefit related to equity compensation plans	345	766	2,364
Changes in:
Accrued income	(15,384)	(14,340)	(11,305)
Accrued expenses and taxes	91,693	76,846	(13,747)
Other assets and liabilities, net	(128,091)	(112,563)	(18,903)
Net cash provided by operating activities	373,598	339,933	295,696
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	193,629	208,009	114,427
Purchases	(92,141)	(156,143)	(24,059)
Securities available for sale:
Sales	315,890	411,981	95,525
Maturities, calls and principal repayments	2,455,185	1,251,051	1,016,139
Purchases	(4,373,394)	(2,346,927)	(1,486,486)
Equity securities with readily determinable fair values:
Maturities, calls and principal repayments	50,047	3,487	53
Purchases	(75,177)	—	—
Equity securities without readily determinable fair values:
Maturities, calls and principal repayments	16,735	1,979	2,561
Purchases	(9,145)	(24,075)	(5,190)
Payment on low-income housing tax credit (LIHTC) investment commitments	(42,995)	(4,826)	(1,653)
Net increase in loans	(2,693,761)	(1,284,818)	(970,399)
Net increase in fed funds sold and resell agreements	(71,990)	(951,344)	(435,400)
Net cash activity from acquisitions and divestiture	24	(18,498)	(8,907)
Net (increase) decrease in interest-bearing balances due from other financial institutions	(13,835)	(10,447)	9,389
Purchases of bank premises and equipment	(60,216)	(72,313)	(57,940)
Proceeds from sales of bank premises and equipment	8,568	5,536	5,379
Purchases of bank-owned and company-owned life insurance	(100,000)	—	—
Proceeds from bank-owned and company-owned life insurance death benefit	1,489	2,187	16
Net cash used in investing activities	(4,491,087)	(2,985,161)	(1,746,545)
FINANCING ACTIVITIES

Net increase in demand and savings deposits	5,798,276	2,242,368	1,402,119
Net (decrease) increase in time deposits	(350,269)	79,616	(129,159)
Net increase in fed funds purchased and repurchase agreements	418,989	377,588	258,216
Proceeds from short-term debt	15,000	—	—
Repayment of short-term debt	(15,000)	—	—
Proceeds from long-term debt	200,000	—	—
Payment of debt issuance costs	(2,250)	—	—
Cash dividends paid	(60,281)	(59,436)	(58,279)
Proceeds from exercise of stock options and sales of treasury shares	5,186	4,637	12,318
Purchases of treasury stock	(63,766)	(4,496)	(76,507)
Net cash provided by financing activities	5,945,885	2,640,277	1,408,708
Increase (decrease) in cash and cash equivalents	1,828,396	(4,951)	(42,141)
Cash and cash equivalents at beginning of year	1,669,170	1,674,121	1,716,262
Cash and cash equivalents at end of year	$3,497,566	$1,669,170	$1,674,121

Supplemental disclosures:
Income tax payments	$34,068	$2,245	$63,127
Total interest payments	84,105	189,582	115,163
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$59,072	$18,602	$4,000
Commitment to fund low-income housing tax credit investments	59,072	18,602	4,000

(1)	For the years ended December 31, 2019 and 2018, this line represents the Provision for loan losses. See further discussion of this change in Note 2, “New Accounting Pronouncements.”

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Due from the FRB	$3,066,928	$1,196,212
Cash and due from banks	430,638	472,958
Cash and cash equivalents at end of year	$3,497,566	$1,669,170

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $43.1 million and $29.3 million at December 31, 2020 and 2019, respectively.

Loans and Loans Held for Sale

As further discussed below, the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” on January 1, 2020.  The revised accounting policies are described below.

Loans are classified by the portfolio segments of commercial and industrial, specialty lending, commercial real estate, consumer real estate, consumer, credit cards, and leases and other.

A loan is considered to be collateral dependent when management believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan.  If a loan is collateral dependent, the Company records a valuation allowance equal to the carrying amount of the loan in excess of the present value of the estimated future cash flows discounted at the loan’s effective rate, based on the loan’s observable market price or the fair value of the collateral.

A loan is accounted for as a troubled debt restructuring when a concession had been granted to a debtor experiencing financial difficulties.  The Company’s modifications generally include interest rate adjustments, and amortization and maturity date extensions.  These modifications allow the debtor short-term cash relief to allow them to improve their financial condition.  Restructured loans are considered to be collateral dependent and are individually evaluated for credit loss as part of the allowance for credit loss analysis.

Loans, including those that are considered to be collateral dependent or a troubled debt restructuring, are evaluated regularly by management.  Loans are considered delinquent when payment has not been received within 30 days of its contractual due date.  Loans are placed on nonaccrual status when the collection of interest or principal is 90 days or more past due, unless the loan is adequately secured and in the process of collection.  When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Interest payments received on nonaccrual loans are applied to principal unless the remaining principal balance has been determined to be fully collectible.

The adequacy of the ACL on loans is based on management’s judgment and continuous evaluation of the pertinent factors underlying the credit quality inherent in the loan portfolio. Consideration of quantitative and qualitative factors relevant to each specific segmentation of loans includes lifetime historical loss experience, the impact of the current economic environment, reasonable and supportable forecasts, and detailed analysis of loans determined to be collateral dependent.  The actual losses incurred over the lifetime of the portfolio, notwithstanding such considerations, however, could differ from the amounts estimated by management.

The Company maintains an allowance for off-balance sheet credit exposures, to address the credit risk to which the Company is exposed via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for off-balance sheet credit exposure is included in the Accrued expenses and taxes line item in the Consolidated Balance Sheets.  In order to maintain the allowance for off-balance sheet items at an appropriate level, a provision to increase or reduce the allowance is included in the Company’s Consolidated Statements of Income.  The allowance for off-balance sheet credit exposure is calculated by applying portfolio segment expected credit loss rates to the expected amount to be funded.

Loans held for sale are carried at the lower of aggregate cost or market value. Loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

Prior to the adoption of ASU 2016-13, loans were classified by the portfolio segments of commercial, real estate, consumer, and leases.  The portfolio segments were further disaggregated into loan classes of commercial, asset-based, factoring, commercial credit card, real estate – construction, real estate – commercial, real estate – residential, real estate – HELOC, consumer – credit card, consumer – other, and leases.  A loan was considered to be impaired when management believed it was probable that it would be unable to collect all principal and interest due according to the contractual terms of the loan.  Additionally, the adequacy of the allowance for loan losses was based on management’s evaluation of the inherent losses that had been incurred within the existing portfolio of loans.  Further, a reserve to address the risk of loss associated with loan contingencies was separately maintained.  This reserve was assessed by dividing the contingencies into pools of similar loan commitments and applying to factors to each pool.  The gross amount of contingent exposure was first multiplied by a potential factor to estimate the degree to which the unused commitments might reasonably be expected to be used in a time of high usage.  The resultant figure was then multiplied by a factor to estimate the risk of loss assuming funding of these loans.  The potential loss estimates for each segment of the portfolio were added to arrive at a total potential loss estimate that was used to set the reserve.

Securities

Debt securities available for sale principally include U.S. Treasury and agency securities, GSE mortgage-backed securities, certain securities of state and political subdivisions, and corporates.  Debt securities classified as available for sale are measured at fair value.  Unrealized holding gains and losses are excluded from earnings and reported in Accumulated other comprehensive income (AOCI) until realized.

Securities held to maturity are carried at amortized historical cost, net of the allowance for credit losses, based on management’s intention, and the Company’s ability to hold them to maturity.  The Company classifies certain securities of state and political subdivisions as held to maturity.

Trading securities, acquired for subsequent sale to customers, are carried at fair value.  Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income.

Equity-method investments

The Company accounts for certain other investments using equity-method accounting.  For equity securities without readily determinable fair values, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag.  When transparency in pricing exists, other investments are considered equity securities with readily determinable fair values.

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

No goodwill impairments were recognized in 2020, 2019, or 2018.  Other intangible assets, which relate to core deposits, non-compete agreements, and customer relationships, are amortized over their useful life. Intangible assets are evaluated for impairment when events or circumstances dictate.   No intangible asset impairments were recognized in 2020, 2019, or 2018.  The Company does not have any indefinite lived intangible assets.

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

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value.  If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value.  No impairments were recognized in 2020, 2019, or 2018.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense.  Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets.  For the year ended December 31, 2020, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

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

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted year-to-date income per share includes the dilutive effect of 205,959, 310,614, and 435,800 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units, granted by the Company that were outstanding at December 31, 2020, 2019, and 2018, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefit plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  Outstanding options, restricted stock and restricted stock units of 198,671, 114,130, and 125,765 for the years ended December 31, 2020, 2019, and 2018, respectively, were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

Accounting for Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.  For stock options, restricted stock, and service-based restricted stock unit awards, the grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or an observed market price, if such a price exists.  For performance-based restricted stock unit awards, the grant date fair value is based on the quoted price of the Company’s common stock on the grant date less the present value of expected dividends not received during the vesting period.  Such cost is generally recognized over the vesting period during which an employee is required to provide service in exchange for the award and, in some cases, when performance metrics are met. The Company accounts for forfeitures of stock-based compensation on an actual basis as they occur.

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

Credit Losses In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”  In April and November 2019, the FASB issued implementation amendments to the June 2016 ASU (collectively, the amended guidance).  The amended guidance replaced the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  The amended guidance broadened the information that an entity must consider in developing its expected credit loss estimates.  Additionally, the updates amended the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination.  The amended guidance required enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio.  The Company adopted the amended guidance on January 1, 2020 using a modified retrospective approach for adoption.  Results for the reporting periods beginning after December 31, 2019 are presented under ASC Topic 326, Financial Instruments – Credit Losses, while prior period amounts continue to be presented in accordance with previously applicable GAAP.  Upon adoption, the Company recorded a cumulative effect adjustment to the Company’s Consolidated Balance Sheets of $9.0 million as an increase to the allowance for credit losses and $7.0 million as a reduction to retained earnings, net of deferred tax balances.  See Note 3, “Loans and Allowance for Credit Losses” for related disclosures.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company adopted the CECL methodology for measuring credit losses as of January 1, 2020 using a modified retrospective approach for adoption.  All disclosures as of and for the year ended December 31, 2020 are presented in accordance with ASC 326, Financial Instruments – Credit Losses, while prior period amounts continue to be presented in accordance with previously applicable GAAP.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$4,652	$319	$33,769	$38,740	$7,023,334	$7,062,074
Specialty lending	—	—	19,437	19,437	491,863	511,300
Commercial real estate	2,351	225	28,386	30,962	5,877,972	5,908,934
Consumer real estate	524	—	5,345	5,869	1,939,625	1,945,494
Consumer	281	120	88	489	117,497	117,986
Credit cards	2,061	1,288	798	4,147	362,821	366,968
Leases and other	—	—	—	—	190,895	190,895
Total loans	$9,869	$1,952	$87,823	$99,644	$16,004,007	$16,103,651

	December 31, 2019
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Commercial:
Commercial	$10,491	$250	$25,592	$36,333	$5,805,669	$5,842,002
Asset-based	—	—	—	—	292,231	292,231
Factoring	—	—	—	—	170,560	170,560
Commercial – credit card	760	52	24	836	181,402	182,238
Real estate:
Real estate – construction	3,933	—	95	4,028	838,318	842,346
Real estate – commercial	3,365	36	24,030	27,431	4,301,293	4,328,724
Real estate – residential	485	—	2,748	3,233	930,043	933,276
Real estate – HELOC	544	—	2,798	3,342	474,809	478,151
Consumer:
Consumer – credit card	1,835	1,681	803	4,319	222,423	226,742
Consumer – other	81	50	257	388	133,086	133,474
Leases	—	—	—	—	1,978	1,978
Total loans	$21,494	$2,069	$56,347	$79,910	$13,351,812	$13,431,722

The Company sold consumer real estate loans with proceeds of $133.2 million, $213.1 million, and $59.1 million in the secondary market without recourse during the periods ended December 31, 2020, 2019, and 2018, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $87.8 million and $56.3 million at December 31, 2020 and 2019, respectively.  Restructured loans totaled $10.8 million and $19.8 million at December 31, 2020 and 2019, respectively.  Loans 90 days past due and still accruing interest amounted to $2.0 million and $2.1 million at December 31, 2020 and 2019, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2020.  Nonaccrual loans with no related allowance for credit losses totaled $42.1 million at December 31, 2020.

The following table provides the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at December 31, 2020 (in thousands):

	December 31, 2020
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$33,769	$9,916
Specialty lending	19,437	242
Commercial real estate	28,386	25,733
Consumer real estate	5,345	5,345
Consumer	88	88
Credit cards	798	798
Leases and other	—	—
Total loans	$87,823	$42,122

Amortized Cost

The following disclosure is presented in accordance with ASC 326.

The following table provides a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of December 31, 2020 (in thousands):

	December 31, 2020
Loan Segment and Type							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture	8,886	6,495	1,976	3,651	2,164	416	137,955	38	161,581
Overdrafts	—	—	—	—	—	—	16,325	—	16,325
Total Commercial and industrial	3,194,475	690,983	473,926	188,818	180,740	70,015	2,263,079	38	7,062,074
Specialty lending:
Asset-based lending	64,258	—	—	—	—	—	291,091	—	355,349
Factoring	—	—	—	—	—	—	155,951	—	155,951
Total Specialty lending	64,258	—	—	—	—	—	447,042	—	511,300
Commercial real estate:
Owner-occupied	579,212	334,098	233,192	170,913	120,603	176,377	18,880	51,910	1,685,185
Non-owner-occupied	846,030	630,457	230,549	169,193	333,215	115,753	49,384	97,954	2,472,535
Farmland	297,788	37,288	31,454	37,485	28,925	29,480	40,043	—	502,463
5+ Multi-family	190,922	80,293	2,835	32,498	39,802	6,298	2,418	94,789	449,855
1-4 Family construction	144	—	—	—	—	—	30,131	—	30,275
General construction	20,452	3,082	1,215	514	358	2,738	733,952	6,310	768,621
Total Commercial real estate	1,934,548	1,085,218	499,245	410,603	522,903	330,646	874,808	250,963	5,908,934
Consumer real estate:
HELOC	82,410	11,236	4,263	241	63	2,561	294,390	5	395,169
First lien: 1-4 family	896,676	304,017	83,429	87,927	78,458	75,408	2,579	—	1,528,494
Junior lien: 1-4 family	9,142	6,383	2,360	1,247	948	1,470	281	—	21,831
Total Consumer real estate	988,228	321,636	90,052	89,415	79,469	79,439	297,250	5	1,945,494
Consumer:
Revolving line	—	—	—	—	—	—	65,215	—	65,215
Auto	12,470	9,846	2,960	1,645	680	348	—	—	27,949
Other	5,017	3,200	2,131	216	1,005	172	13,081	—	24,822
Total Consumer	17,487	13,046	5,091	1,861	1,685	520	78,296	—	117,986
Credit cards:
Consumer	—	—	—	—	—	—	188,681	—	188,681
Commercial	—	—	—	—	—	—	178,287	—	178,287
Total Credit cards	—	—	—	—	—	—	366,968	—	366,968
Leases and other:
Leases	—	915	—	787	—	711	—	—	2,413
Other	33,626	10,758	7,659	2,611	1,323	646	131,859	—	188,482
Total Leases and other	33,626	11,673	7,659	3,398	1,323	1,357	131,859	—	190,895
Total loans	$6,232,622	$2,122,556	$1,075,973	$694,095	$786,120	$481,977	$4,459,302	$251,006	$16,103,651

Accrued interest on loans totaled $58.8 million as of December 31, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2020 (in thousands):

	December 31, 2020
Risk by Collateral							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,975,305	$664,016	$439,460	$171,409	$165,321	$67,442	$1,948,261	$—	$6,431,214
Watch – Pass	89,746	10,400	9,309	5,126	11,044	1,592	70,768	—	197,985
Special Mention	53,334	9,788	15,524	1,898	2,158	—	8,485	—	91,187
Substandard	67,118	231	7,657	1,369	53	565	81,246	—	158,239
Doubtful	86	53	—	5,365	—	—	39	—	5,543
Total Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture
Non-watch list – Pass	$7,880	$3,924	$1,389	$1,379	$1,759	$404	$92,917	$38	$109,690
Watch – Pass	179	2,571	188	102	345	—	17,956	—	21,341
Special Mention	303	—	399	22	—	12	6,674	—	7,410
Substandard	524	—	—	2,148	60	—	20,408	—	23,140
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$8,886	$6,495	$1,976	$3,651	$2,164	$416	$137,955	$38	$161,581

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

To assess credit risk, the portfolio is separated into two tiers and a specifically impaired category.  Tier 1 are loans that have not experienced collateral coverage rates falling below an internally tracked threshold at any time during their relationship history.  The internal threshold is lower than each customers’ actual contractual collateral coverage ratio.  Tier 2 are loans that have experienced collateral coverage rates falling below the same internally tracked threshold during their relationship history.  Loans evaluated for impairment are loans that have either experienced collateral coverage rates falling below an internally tracked threshold during their relationship history, have balances that are greater than an internally tracked threshold, or are on non-accrual.  The combination of these categories has created an associated allowance to this portfolio of $0.6 million as of December 31, 2020.

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of December 31, 2020 (in thousands):

December 31, 2020
Risk	Asset-based lending
In-margin	$331,360
Out-of-margin	23,989
Total	$355,349

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of December 31, 2020 (in thousands):

December 31, 2020
Risk	Factoring
Tier 1	$10,774
Tier 2	135,861
Evaluated for impairment	9,316
Total	$155,951

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2020 (in thousands):

	December 31, 2020
Risk by Collateral							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Owner-occupied
Non-watch list – Pass	$568,636	$327,579	$227,581	$141,758	$118,593	$163,292	$15,052	$51,910	$1,614,401
Watch – Pass	1,712	6,413	4,761	1,194	—	8,581	—	—	22,661
Special Mention	1,424	—	—	—	1,588	—	—	—	3,012
Substandard	7,440	106	850	27,961	422	4,504	3,828	—	45,111
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$579,212	$334,098	$233,192	$170,913	$120,603	$176,377	$18,880	$51,910	$1,685,185
Non-owner-occupied
Non-watch list – Pass	$802,078	$525,246	$205,484	$156,290	$294,979	$101,616	$49,384	$81,499	$2,216,576
Watch – Pass	43,769	45,748	25,065	12,903	1,936	7,701	—	16,455	153,577
Special Mention	183	32,953	—	—	36,300	5,100	—	—	74,536
Substandard	—	26,510	—	—	—	1,336	—	—	27,846
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$846,030	$630,457	$230,549	$169,193	$333,215	$115,753	$49,384	$97,954	$2,472,535
Farmland
Non-watch list – Pass	$237,124	$27,815	$15,907	$26,071	$13,376	$8,924	$19,074	$—	$348,291
Watch – Pass	20,992	9,221	13,404	5,133	6,301	19,835	17,699	—	92,585
Special Mention	—	—	630	1,854	4,901	40	861	—	8,286
Substandard	39,672	252	1,513	4,427	4,347	681	2,409	—	53,301
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$297,788	$37,288	$31,454	$37,485	$28,925	$29,480	$40,043	$—	$502,463
5+ Multi-family
Non-watch list – Pass	$190,922	$77,846	$2,835	$31,173	$39,802	$6,298	$2,418	$94,789	$446,083
Watch – Pass	—	—	—	1,325	—	—	—	—	1,325
Special Mention	—	2,447	—	—	—	—	—	—	2,447
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$190,922	$80,293	$2,835	$32,498	$39,802	$6,298	$2,418	$94,789	$449,855
1-4 Family construction
Non-watch list – Pass	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
General construction
Non-watch list – Pass	$20,452	$2,996	$1,215	$514	$358	$2,738	$730,616	$6,310	$765,199
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3,336	—	3,336
Doubtful	—	86	—	—	—	—	—	—	86
Total General construction	$20,452	$3,082	$1,215	$514	$358	$2,738	$733,952	$6,310	$768,621

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2020 (in thousands):

	December 31, 2020
Risk by Collateral							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
HELOC
Performing	$82,410	$11,209	$4,213	$241	$63	$2,518	$291,340	$5	$391,999
Non-performing	—	27	50	—	—	43	3,050	—	3,170
Total HELOC	$82,410	$11,236	$4,263	$241	$63	$2,561	$294,390	$5	$395,169
First lien: 1-4 family
Performing	$896,676	$303,810	$83,429	$87,637	$77,466	$74,849	$2,579	$—	$1,526,446
Non-performing	—	207	—	290	992	559	—	—	2,048
Total First lien: 1-4 family	$896,676	$304,017	$83,429	$87,927	$78,458	$75,408	$2,579	$—	$1,528,494
Junior lien: 1-4 family
Performing	$9,142	$6,374	$2,317	$1,225	$908	$1,456	$281	$—	$21,703
Non-performing	—	9	43	22	40	14	—	—	128
Total Junior lien: 1-4 family	$9,142	$6,383	$2,360	$1,247	$948	$1,470	$281	$—	$21,831

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2020 (in thousands):

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans
Risk by Collateral

	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Auto
Performing	$12,465	$9,784	$2,960	$1,645	$680	$347	$—	$—	$27,881
Non-performing	5	62	—	—	—	1	—	—	68
Total Auto	$12,470	$9,846	$2,960	$1,645	$680	$348	$—	$—	$27,949
Other
Performing	$5,000	$3,200	$2,131	$214	$1,005	$172	$13,081	$—	$24,803
Non-performing	17	—	—	2	—	—	—	—	19
Total Other	$5,017	$3,200	$2,131	$216	$1,005	$172	$13,081	$—	$24,822

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of December 31, 2020 (in thousands):

December 31, 2020
Risk	Consumer
Transactor accounts	$51,017
Revolver accounts (by FICO score):
Less than 600	7,230
600-619	2,950
620-639	5,493
640-659	9,497
660-679	15,541
680-699	19,345
700-719	18,048
720-739	16,288
740-759	13,944
760-779	9,493
780-799	7,088
800-819	5,513
820-839	4,570
840+	2,664
Total	$188,681

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of December 31, 2020 (in thousands):

December 31, 2020
Risk	Commercial
Current	$170,412
Past Due	7,875
Total	$178,287

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2020 (in thousands):

	December 31, 2020
Risk	Leases	Other
Non-watch list – Pass	$2,413	$187,924
Watch – Pass	—	350
Special Mention	—	—
Substandard	—	208
Doubtful	—	—
Total	$2,413	$188,482

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

Allowance for Credit Losses

The ACL is a valuation account that is deducted from loans’ and HTM securities’ amortized cost bases to present the net amount expected to be collected on the instrument.  Loans and HTM securities are charged off against the ACL when management believes the balance has become uncollectible.  Expected recoveries are included in the allowance and do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable economic forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses and is tracked over an economic cycle to capture a ‘through the cycle’ loss history.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in portfolio industry-based segmentation, risk rating and FICO score changes, average prepayment rates, changes in environmental conditions, or other relevant factors.  For economic forecasts, the Company uses the Moody’s baseline scenario.  The Company has developed a dynamic reasonable and supportable forecast period that ranges from one to three years and changes based on economic conditions.  Due to current economic conditions, the Company’s reasonable and supportable forecast period is one year.  After the reasonable and supportable forecast period, the Company reverts to historical losses.  The reversion method applied to each portfolio can either be cliff or straight-line over four quarters.

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

The ACL for Commercial & industrial and Leases and other segments are measured using a probability of default and loss given default method.  Primary risk drivers within the segment are risk ratings of the individual loans along with changes of macro-economic variables such as interest rates and farm income. The ACL for commercial & industrial loans is calculated by modeling probability of default (PD) over future periods multiplied by historical loss given default rates (LGD) multiplied by contractual exposure at default minus any estimated prepayments and charge offs.

Collateral positions for Specialty lending loans are continuously monitored by the Company and the borrower is required to continually adjust the amount of collateral securing the loan.  Credit losses are measured for any position where the amortized cost basis is greater than the fair value of the collateral. The ACL for specialty lending loans is calculated by using a bottom up approach comparing collateral values to outstanding balances.

The ACL for the Commercial real estate segment is measured using a PD and LGD method.  Primary risk characteristics within the segment are risk ratings of the individual loans, along with changes of macro-economic variables, such as interest rates, CRE price index, median household income, construction activity, farm income, and vacancy rates. The ACL for commercial real estate loans is calculated by modeling PD over future periods based on peer bank data. The PD loss rate is then multiplied by historical LGD multiplied by contractual exposure at default minus any estimated prepayments and charge offs.

The ACL for the Consumer real estate and Consumer segments are measured using an origination vintage loss rate method applied to the loans’ amortized cost balance.  The primary risk driver within the segments is year of origination, along with changes of macro-economic variables such as unemployment and the home price index.

The Credit card segment contains both consumer and commercial credit cards.  The ACL for Consumer credit cards is measured using a PD and LGD method for Revolvers and average historical loss rates across a defined lookback period for Transactors.  The PD and LGD method used for Revolvers is similar in nature to the method used in the Commercial & industrial and Commercial real estate segments. Primary risk drivers within the segment are FICO ratings of the individual card holders along with changes of macro-economic variables such as unemployment and retail sales.  The ACL for Commercial credit cards is measured using roll-rate loss rate method based on days past due.

The ACL for the HTM securities segment is measured using a loss rate method based on historical bond rating transitions.  Primary risk drivers within the segment are bond ratings in the portfolio along with changes of macro-economic conditions.  For further discussion on these securities, including the aging and amortized cost balance of HTM securities, see Note 4, “Securities.”

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments when appropriate.  The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring (TDR) will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the year ended December 31, 2020 (in thousands):

	Year Ended December 31, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Adjusted beginning balance	66,990	2,693	16,877	2,775	574	16,653	1,136	107,698	3,120	110,818
Charge-offs	(8,587)	—	(11,939)	(219)	(607)	(7,326)	(11)	(28,689)	—	(28,689)
Recoveries	6,473	—	91	69	307	1,618	6	8,564	—	8,564
Provision	57,824	2,526	56,902	3,961	1,206	4,841	1,140	128,400	(510)	127,890
Ending balance - ACL	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	1,596	234	190	43	359	—	203	2,625	(15)	2,610
Ending balance - ACL on off-balance sheet	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588

The primary drivers for the increase in the Company’s ACL as of December 31, 2020 include the impact of the current and forecasted economic environment related to the COVID-19 pandemic, and overall growth in the loan portfolio.

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets, see Note 15 “Commitments, Contingencies and Guarantees.”

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

Collateral Dependent Financial Assets

The following disclosure is presented in accordance with ASC 326.

This table provides the amortized cost balance of financial assets considered collateral dependent as of December 31, 2020 (in thousands):

	December 31, 2020
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$29,684	$4,828	$5,830
Agriculture	4,086	—	4,086
Total Commercial and industrial	33,770	4,828	9,916
Specialty lending:
Asset-based lending	17,875	4,490	242
Factoring	1,561	173	—
Total Specialty lending	19,436	4,663	242
Commercial real estate:
Owner-occupied	16,539	—	16,539
Non-owner-occupied	—	—	—
Farmland	8,625	—	8,625
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,423	582	770
Total Commercial real estate	28,587	582	25,934
Consumer real estate:
HELOC	3,170	—	3,170
First lien: 1-4 family	2,468	54	2,047
Junior lien: 1-4 family	212	—	212
Total Consumer real estate	5,850	54	5,429
Consumer:
Revolving line	—	—	—
Auto	69	—	69
Other	19	—	19
Total Consumer	88	—	88
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$87,731	$10,127	$41,609

Impaired Loans

This table provides an analysis of impaired loans by class as of December 31, 2019 (in thousands):

	As of December 31, 2019
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$32,301	$20,986	$856	$21,842	$271	$31,271
Asset-based	948	948	—	948	—	190
Factoring	2,979	2,979	—	2,979	—	3,917
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	97	95	—	95	—	19
Real estate – commercial	28,258	19,314	4,928	24,242	387	19,826
Real estate – residential	1,751	1,617	93	1,710	80	846
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	70
Leases	—	—	—	—	—	—
Total	$66,334	$45,939	$5,877	$51,816	$738	$56,139

This table provides an analysis of impaired loans by class as of December 31, 2018 (in thousands):

	As of December 31, 2018
	Unpaid Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial:
Commercial	$40,402	$16,470	$14,536	$31,006	$4,605	$43,335
Asset-based	—	—	—	—	—	—
Factoring	—	—	—	—	—	275
Commercial – credit card	—	—	—	—	—	—
Real estate:
Real estate – construction	—	—	—	—	—	55
Real estate – commercial	10,856	7,776	165	7,941	28	11,279
Real estate – residential	304	197	95	292	78	303
Real estate – HELOC	—	—	—	—	—	—
Consumer:
Consumer – credit card	—	—	—	—	—	—
Consumer – other	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total	$51,562	$24,443	$14,796	$39,239	$4,711	$55,247

Troubled Debt Restructurings

A loan modification is considered a TDR when a concession has been granted to a debtor experiencing financial difficulties.  The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions.  These modifications allow the debtor short-term cash relief to allow them to improve their financial condition.  The Company’s restructured loans are considered collateral dependent and evaluated as part of the allowance for credit loss as described above in the Allowance for Credit Losses section of this note.

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of December 31, 2020 and 2019.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the year ended December 31, 2020, the Company added one consumer real estate TDR with a pre- and a post-modification loan balance of $441 thousand.  For the year ended December 31, 2019, the Company added two commercial TDRs with aggregate pre- and post-modification loan balances of $11.5 million, and one commercial real estate TDR with a pre- and a post-modification loan balance of $3.1 million.  For the years ended December 31, 2020 and 2019, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.
4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2020 and 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2020	Cost	Gains	Losses	Value
U.S. Treasury	$29,911	$829	$—	$30,740
U.S. Agencies	89,554	6,395	—	95,949
Mortgage-backed	5,266,394	202,944	(1,157)	5,468,181
State and political subdivisions	3,424,309	199,848	(538)	3,623,619
Corporates	77,566	3,649	(16)	81,199
Total	$8,887,734	$413,665	$(1,711)	$9,299,688

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2019	Cost	Gains	Losses	Value
U.S. Treasury	$63,835	$408	$(165)	$64,078
U.S. Agencies	89,867	3,154	—	93,021
Mortgage-backed	4,030,688	58,184	(17,078)	4,071,794
State and political subdivisions	2,954,276	78,867	(3,226)	3,029,917
Corporates	185,314	3,259	(21)	188,552
Total	$7,323,980	$143,872	$(20,490)	$7,447,362

The following table presents contractual maturity information for securities available for sale at December 31, 2020 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$246,086	$247,233
Due after 1 year through 5 years	592,484	612,069
Due after 5 years through 10 years	636,566	667,001
Due after 10 years	2,146,204	2,305,204
Total	3,621,340	3,831,507
Mortgage-backed securities	5,266,394	5,468,181
Total securities available for sale	$8,887,734	$9,299,688

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $315.9 million, $412.0 million, and $95.5 million for 2020, 2019, and 2018, respectively.  Securities transactions resulted in gross realized gains of $7.3 million for

2020, $4.6 million for 2019, and $581 thousand for 2018.  The gross realized losses were $274 thousand for 2020, $1.4 million for 2019, and $3 thousand for 2018.

Securities available for sale with a fair value of $7.8 billion and $5.8 billion at December 31, 2020 and December 31, 2019, respectively, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements.  Of these amounts, securities with a fair value of $371.5 million at December 31, 2020 and $481.2 million at December 31, 2019 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $42.6 million as of December 31, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019 (in thousands):

	Less than 12 months			12 months or more			Total
2020	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	16	174,234	(1,157)	—	—	—	16	174,234	(1,157)
State and political subdivisions	24	55,653	(279)	6	2,833	(259)	30	58,486	(538)
Corporates	4	5,335	(16)	—	—	—	4	5,335	(16)
Total	44	$235,222	$(1,452)	6	$2,833	$(259)	50	$238,055	$(1,711)

	Less than 12 months		12 months or more		Total
2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	$—	$—	$19,863	$(165)	$19,863	$(165)
U.S. Agencies	—	—	—	—	—	—
Mortgage-backed	947,415	(5,236)	517,824	(11,842)	1,465,239	(17,078)
State and political subdivisions	361,440	(3,084)	27,501	(142)	388,941	(3,226)
Corporates	13,685	(21)	—	—	13,685	(21)
Total	$1,322,540	$(8,341)	$565,188	$(12,149)	$1,887,728	$(20,490)

The unrealized losses in the Company’s investments in GSE mortgage-backed securities, State and political subdivisions, and Corporates were caused by changes in interest rates, and not from a decline in credit of the underlying issuers.  The U.S. Treasury, U.S. Agency, and GSE mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.

For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  For both the State and political and Corporate portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis.  The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends.

As of December 31, 2020, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at December 31, 2020 and 2019, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2020	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$4,907	$29	$—	$4,936
Due after 1 year through 5 years	123,643	3,402	(144)	126,901
Due after 5 years through 10 years	423,759	12,845	(1,566)	435,038
Due after 10 years	462,305	13,447	(13,183)	462,569
Total state and political subdivisions	$1,014,614	$29,723	$(14,893)	$1,029,444
Allowance for credit losses	(2,610)
Total state and political subdivisions, net of allowance for credit losses	$1,012,004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2019	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$15,323	$5	$(60)	$15,268
Due after 1 year through 5 years	100,623	374	(699)	100,298
Due after 5 years through 10 years	394,591	389	(8,400)	386,580
Due after 10 years	605,565	494	(25,860)	580,199
Total state and political subdivisions	$1,116,102	$1,262	$(35,019)	$1,082,345

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2020, 2019, or 2018.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019 (in thousands):

	Less than 12 months		12 months or more		Total
2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)
Total	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)

	Less than 12 months		12 months or more		Total
2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)
Total	$471,544	$(12,424)	$546,572	$(22,595)	$1,018,116	$(35,019)

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following table shows the amortized cost basis by credit rating of the Company’s held-to-maturity investments at December 31, 2020 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2020	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$340,290	$558,786	$18,078	$8,135	$925,289
Utilities	56,232	33,093	—	—	89,325
Total state and political subdivisions	$396,522	$591,879	$18,078	$8,135	$1,014,614

Competitive held-to-maturity securities include not-for-profit enterprises that provide public functions such as housing, higher education or healthcare, but do so in a competitive environment.  It also includes project financings that can have relatively high enterprise risk, such as deals backed by revenues from sports or convention facilities or start-up transportation revenues.

Utilities are public enterprises providing essential services with a monopoly or near-monopoly over the service area.  This includes environmental utilities (water, sewer, solid waste), power utilities (electric distribution and generation, gas), and transportation utilities (airports, parking, toll roads, mass transit, ports).

All held-to-maturity securities were current and not past due at December 31, 2020.

Accrued interest on securities held to maturity totaled $5.3 million as of December 31, 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

Trading Securities

The net unrealized gain on trading securities at December 31, 2020 was $13 thousand.  The net unrealized gain on trading securities at December 31, 2019 was $1 thousand and the net unrealized loss on trading securities at December 31, 2018 was $18 thousand.  Net unrealized gains/losses are included in trading and investment banking income on the Consolidated Statements of Income.  Securities sold not yet purchased totaled $2.2 million and $14.6 million at December 31, 2020 and 2019, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
FRB and FHLB stock	$33,222	$33,262
Equity securities with readily determinable fair values	134,197	—
Equity securities without readily determinable fair values	128,634	75,158
Total	$296,053	$108,420

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available.  Equity securities without readily determinable fair values include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments.  Also included in this category are equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  Unrealized gains or losses on equity securities with and without readily determinable fair values are recognized in the Investment securities gains, net line of the Company’s Consolidated Statements of Income.

Investment Securities Gains, Net

The following table presents the components of Investment securities gains, net for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Investment securities gains, net
Available-for-sale debt securities:
Gains realized on sales	$7,255	$4,636	$581
Losses realized on sales	(274)	(1,418)	(3)
Equity securities with readily determinable fair values:
Fair value adjustments, net	110,768	—	—
Equity securities without readily determinable fair values:
Fair value adjustments, net	2,885	(973)	2,943
Total investment securities gains, net	$120,634	$2,245	$3,521

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements).  The agreements permit the Company to sell or repledge these securities.  Resell agreements were $1.7 billion and $1.6 billion at December 31, 2020 and 2019, respectively.  The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2020 and 2019, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2020	2019
Balance – beginning of year	$207,734	$257,575
New loans	39,217	32,923
Repayments	(81,556)	(77,692)
Reduction due to change in reportable loans	—	(5,072)
Balance – end of year	$165,395	$207,734

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2020 and December 31, 2019 by operating segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2020	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2020	$59,419	$51,332	$70,116	$180,867

Balances as of January 1, 2019	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2019	$59,419	$51,332	$70,116	$180,867

Following are the intangible assets that continue to be subject to amortization as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,928	$139,987
Accumulated amortization	48,746	70,185	118,931
Net carrying amount	$1,313	$19,743	$21,056

	As of December 31, 2019
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,952	$140,011
Accumulated amortization	47,140	65,274	112,414
Net carrying amount	$2,919	$24,678	$27,597

During the year ended December 31, 2019, the Company acquired two corporate trust businesses with aggregate customer relationship intangibles of $18.1 million.  During the year ended December 31, 2020, the Company recorded a $24 thousand post-closing purchase adjustment related to one of these acquisitions.

Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $6.5 million, $5.5 million and $5.8 million, respectively.

The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2021	$5,344
For the year ending December 31, 2022	4,468
For the year ending December 31, 2023	3,713
For the year ending December 31, 2024	2,939
For the year ending December 31, 2025	2,732

8. PREMISES, EQUIPMENT, AND LEASES

Premises and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$42,323	$42,987
Buildings and leasehold improvements	351,957	358,291
Equipment	176,018	164,029
Software	264,251	238,315
Total	834,549	803,622
Accumulated depreciation	(341,379)	(330,677)
Accumulated amortization	(200,075)	(172,611)
Premises and equipment, net	$293,095	$300,334

Premises and equipment depreciation and amortization expenses were $56.1 million in 2020, $50.8 million in 2019, and $47.4 million in 2018.  Rental and operating lease expense was $14.8 million in 2018.

The Company adopted ASC 842, Leases, on January 1, 2019, and used the effective date as the date of initial application of ASC 842 and did not recast comparative financial periods.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations.  These leases have remaining lease terms that range from less than one year to 27 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 40 years or more. The exercise of lease renewal options is at the Company’s sole discretion.  No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property.  The lease agreements do not contain any material residual value guarantees or material restrictive covenants.  An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI).  For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842.  The Company has made the election not to separate lease and non-lease components for existing real estate leases when determining consideration within the lease contract. All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of December 31, 2020 and 2019, right-of-use assets of $63.4 million and $66.8 million, respectively, were included as part of Other assets on the Company’s Consolidated Balance Sheets. In addition, lease liabilities of $71.7 million and $73.0 million were included as part of Other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.  For the years ended December 31, 2020 and 2019, lease expense of $12.8 million and $12.3 million, respectively, was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income.  For the years ended December 31, 2020 and 2019, cash payments of $12.3 million and $12.1 million, respectively, were made for leases included in the measurement of lease liabilities, and are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.  For the years ended December 31, 2020 and 2019, leased assets obtained in exchange for new operating lease liabilities were $7.2 million and $19.2 million, respectively.  As of December 31, 2020 and 2019, the weighted average remaining lease terms of the Company’s leases were 8.2 years and 8.6 years, respectively, and the weighted average discount rates were 2.85% and 3.06%, respectively.

As of December 31, 2020, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2021	$12,725
2022	11,647
2023	9,796
2024	8,715
2025	7,806
Thereafter	30,457
Total lease payments	81,146
Less: Interest	9,466
Present value of lease liabilities	$71,680

9. BORROWED FUNDS

The components of the Company's long-term debt are as follows (in thousands):

	December 31,
	2020	2019
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 1.57% due 2036	$17,553	$17,195
Marquette Capital Trust II Subordinated Debentures 1.57% due 2036	18,149	17,814
Marquette Capital Trust III Subordinated Debentures 1.74% due 2036	7,139	7,008
Marquette Capital Trust IV Subordinated Debentures 1.82% due 2036	28,873	28,355
Subordinated notes 3.70% due 2030, net of issuance costs	197,881	—
Total long-term debt	$269,595	$70,372

The aggregate repayment of long-term debt of $271.7 million is due after December 31, 2025.

The Company assumed long-term debt obligations from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $71.7 million as of December 31, 2020. Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030.  The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17.  The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter.  Unamortized debt issuance costs related to these notes totaled $2.1 million as of December 31, 2020.  Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines.  Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.5 billion as of December 31, 2020.  The Company had no outstanding FHLB advances at FHLB Des Moines as of December 31, 2020.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays 0.4% unused commitment fee for unused portions of the line of credit.  The Company currently has no outstanding balance on this line of credit.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements).  The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.  The amounts received under these agreements represent short-term borrowings.  The amount outstanding at December 31, 2020, was $2.2 billion, with accrued interest payable of $326 thousand.  The amount outstanding at December 31, 2019, was $1.9 billion, with accrued interest payable of $220 thousand.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,625,230	$1,759,559	0.34%
30 to 90 Days	504,435	489,302	1.17
Over 90 Days	1,005	1,000	—
Total	$2,130,670	$2,249,861	0.52%

	As of December 31, 2019
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,772,820	$1,753,870	1.44%
30 to 90 Days	114,190	110,765	2.72
Total	$1,887,010	$1,864,635	1.52%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2020 and 2019, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of December 31, 2020
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$2,440	$—	$—	$2,440
U.S. Agency	1,757,119	489,302	1,000	2,247,421
Total repurchase agreements	$1,759,559	$489,302	$1,000	$2,249,861

	As of December 31, 2019
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Total
Repurchase agreements, secured by:
U.S. Agency	$1,753,870	$110,765	$1,864,635
Total repurchase agreements	$1,753,870	$110,765	$1,864,635

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions.  For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the FRB as required by law.  During 2020, this amount averaged $1.2 billion, compared to $560.9 million in 2019.

At December 31, 2020, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively.  The Company’s actual ratios at that date were 12.10%, 12.10% and 14.26%, respectively.  The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2020, was 8.37%.

As of December 31, 2020, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively.  There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

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

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, 2020 and 2019 for the Company and the Bank are as follows (in thousands):

	2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$2,547,634	12.10%	$947,486	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	2,492,571	11.92	941,036	4.50	1,359,275	6.50
Tier 1 Capital:
UMB Financial Corporation	2,547,634	12.10	1,263,315	6.00	N/A	N/A
UMB Bank, n. a.	2,492,571	11.92	1,254,715	6.00	1,672,954	8.00
Total Capital:
UMB Financial Corporation	3,002,545	14.26	1,684,420	8.00	N/A	N/A
UMB Bank, n. a.	2,679,844	12.81	1,672,954	8.00	2,091,192	10.00
Tier 1 Leverage:
UMB Financial Corporation	2,547,634	8.37	1,217,386	4.00	N/A	N/A
UMB Bank, n. a.	2,492,571	8.28	1,203,559	4.00	1,504,449	5.00

	2019
Common Equity Tier 1 Capital:
UMB Financial Corporation	$2,330,533	12.33%	$850,304	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	2,128,608	11.36	843,544	4.50	1,218,453	6.50
Tier 1 Capital:
UMB Financial Corporation	2,330,533	12.33	1,133,738	6.00	N/A	N/A
UMB Bank, n. a.	2,128,608	11.36	1,124,726	6.00	1,499,635	8.00
Total Capital:
UMB Financial Corporation	2,505,397	13.26	1,511,651	8.00	N/A	N/A
UMB Bank, n. a.	2,233,100	11.91	1,499,635	8.00	1,874,543	10.00
Tier 1 Leverage:
UMB Financial Corporation	2,330,533	9.37	995,000	4.00	N/A	N/A
UMB Bank, n. a.	2,128,608	8.62	987,983	4.00	1,234,978	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit sharing plan, which features an employee stock ownership plan.  This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries.  The Company has accrued and anticipates making a discretionary payment of $2.0 million in March 2021, for 2020.  A $2.0 million contribution was paid in 2020, for 2019.  A $1.5 million contribution was paid in 2019, for 2018.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction, to which the Company makes matching contributions.  The Company recognized expense related to matching contributions of $11.0 million, $10.6 million, and $8.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company recognized $0.6 million, $1.3 million, and $1.5 million in expense related to outstanding stock options and $3.4 million, $6.9 million, and $8.2 million in expense related to outstanding restricted stock grants for the years ended December 31, 2020, 2019, and 2018, respectively. The Company also recognized $10.5 million, $6.0 million, and $807 thousand in expense related to outstanding restricted stock unit grants for the years ended December 31, 2020, 2019 and 2018, respectively.  The Company had $46 thousand of unrecognized compensation expense related to the outstanding stock options, $2.2 million of unrecognized compensation expense related to outstanding restricted stock, and $13.3 million of unrecognized compensation expense related to outstanding restricted stock unit grants at December 31, 2020.

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

The service-based restricted stock grants contain a service requirement with varying vesting schedules.  The majority of these grants issued prior to 2016 utilize a vesting schedule in which 50% of the shares vest after three years of service, 75% after four years of service and 100% after five years of service.  The majority of these grants issued in 2016 and beyond utilize a vesting schedule in which 50% of the shares vest after two years of service, 75% after three years of service and 100% after four years of service.  Certain other grants utilize vesting schedules in which the grants vest ratably over the requisite service period or contain a three-year cliff vesting.

The performance-based restricted stock grants contain a service and a performance requirement.  The performance requirement is based on a predetermined performance requirement over a three-year period.  The service requirement portion is a three-year cliff vesting.  If the minimum performance requirement is not met, the participants do not receive the shares.

The dividends on service and performance-based restricted stock grants are treated as two separate transactions.  First, cash dividends are paid on the restricted stock.  Those cash dividends are then paid to purchase additional shares of restricted stock.  Dividends earned as additional shares of restricted stock have the same terms as the associated grant.  The dividends paid on the stock are recorded as a reduction to retained earnings, similar to all dividend transactions.

The table below discloses the status of the service-based restricted shares during 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Service-Based Restricted Stock
Nonvested - December 31, 2019	210,538	$66.65
Granted	—	—
Canceled	(7,345)	72.11
Vested	(136,895)	63.30
Nonvested - December 31, 2020	66,298	$72.98

As of December 31, 2020, there was $2.2 million of unrecognized compensation cost related to the nonvested shares.  The cost is expected to be recognized over a period of 1.0 years.  Total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018 was $9.2 million, $8.7 million, and $14.5 million, respectively.

The table below discloses the status of the performance-based restricted shares during 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance-Based Restricted Stock
Nonvested - December 31, 2019	30,545	$75.25
Granted	—	—
Canceled	—	—
Vested	(30,545)	75.25
Nonvested - December 31, 2020	—	$—

Total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018, was $2.0 million, $3.0 million, and $2.6 million, respectively.

The non-qualified stock options carry a service requirement and grants issued prior to 2016 will vest 50% after three years, 75% after four years and 100% after five years, while grants issued in 2016 and beyond will vest 50% after two years, 75% after three years and 100% after four years.

The table below discloses the information relating to non-qualified option activity in 2020 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2019	643,319	$53.72
Granted	—	—
Canceled	(1,632)	75.25
Expired	(14,620)	60.88
Exercised	(99,126)	46.11
Outstanding - December 31, 2020	527,941	$54.89	4.0	$7,446,101
Exercisable - December 31, 2020	501,826	$53.83	3.9	$7,609,581

There were no options granted during 2020, 2019, or 2018.  The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018, was $2.0 million, $1.6 million and $6.1 million, respectively.  As of December 31, 2020, there was $46 thousand of unrecognized compensation cost related to the nonvested options. The cost is expected to be recognized over a period of 0.1 years.

Cash received from options exercised under all share based compensation plans was $4.6 million, $3.8 million, and $11.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.  The tax benefit realized for stock options exercised was $345 thousand, $766 thousand, and $2.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary repurchases of common shares in an amount that exceeds stock option exercise activity.  See a description of the Company’s Repurchase Authorizations in Note 14, “Common Stock and Earnings Per Share,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 109 through 110 of this report.

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

The service-based restricted stock unit awards are payable in shares of stock and the majority contain a service requirement with a four-year graded vesting schedule in which 50% of the units are vested after two years, 75% are vested after three years, and 100% are vested after four years.  Certain other grants contain a service requirement with either a two-year cliff vesting or a three-year graded vesting schedule in which 50% of the units vest after two years of service and the remaining 50% vest after three years of service.

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

The dividends on service-based restricted stock grants and service-based restricted stock units are treated as two separate transactions.  First, cash dividends are paid on the restricted stock or stock units.  Those cash dividends are then paid to purchase additional shares of restricted stock or stock units.  Dividends earned as additional shares of restricted stock or stock units have the same terms as the associated grant. The dividends paid on the stock are recorded as a reduction to retained earnings, similar to all dividend transactions.  Dividends are not paid on performance-based restricted stock units.

As of December 31, 2020, there were no nonvested service-based restricted stock awards outstanding, and no awards were granted, cancelled, or vested during 2020. As of December 31, 2020, 2019 and 2018, there was no unrecognized compensation cost related to restricted stock awards. Total fair value of shares vested during the year ended December 31, 2018, was $18 thousand.

The table below discloses the status of the service-based restricted stock units during 2020:

	Number of Units	Weighted Average Price Per Unit
Service Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2019	179,278	$66.03
Granted	169,671	66.70
Canceled	(22,930)	66.38
Vested	(6,221)	71.76
Nonvested - December 31, 2020	319,798	$66.25

As of December 31, 2020, there was $10.7 million of unrecognized compensation cost related to the nonvested service-based restricted stock units. The cost is expected to be recognized over a period of 2.7 years. Total fair value of units vested during the year ended December 31, 2020 was $0.3 million. There were no units vested during 2019 or 2018.

The table below discloses the status of the performance-based restricted stock units during 2020:

	Number of Units	Weighted Average Price Per Unit
Performance Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2019	84,886	$67.30
Granted	65,093	61.67
Canceled	(1,906)	68.16
Vested	—	—
Nonvested - December 31, 2020	148,073	$64.82

As of December 31, 2020, there was $2.6 million of unrecognized compensation cost related to the nonvested performance-based restricted stock units. The cost is expected to be recognized over a period of 1.8 years. There were no units vested during 2020, 2019, or 2018.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. Prior to 2020, the Company had the following four Business Segments:  Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services. In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the core businesses, products and services are currently being evaluated by management.  The Company’s Healthcare Services leadership structure and financial performance assessments are now included in the Institutional Banking segment, and accordingly, the reportable segments were realigned to reflect these changes. The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2020. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

The following summaries provide information about the activities of each segment:

Commercial Banking serves the commercial banking and treasury management needs of the Company’s small to mid-market businesses through a variety of products and services.  Such services include commercial loans, commercial real estate financing, commercial credit cards, letters of credit, loan syndication services, consultative services.  In addition, our specialty lending group offers a variety of business solutions including asset-based lending, accounts receivable financing, mezzanine debt and minority equity investments.  Treasury management services include depository services, account reconciliation and cash management tools such as, accounts payable and receivable solutions, electronic fund transfer and automated payments, controlled disbursements, lockbox services, and remote deposit capture services.

Institutional Banking is a combination of banking services, fund services, asset management services, and healthcare services provided to institutional clients.  This segment also provides fixed income sales, trading and underwriting, corporate trust and escrow services, as well as institutional custody.  Institutional Banking includes UMBFS, which provides fund administration and accounting, investor services and transfer agency, marketing and distribution, custody, and alternative investment services.  Healthcare services provides healthcare payment solutions including custodial services for health savings accounts (HSAs) and private label, multipurpose debit cards to insurance carriers, third-party administrators, software companies, employers, and financial institutions.

Personal Banking combines consumer banking and wealth management services offered to clients and delivered through personal relationships and the Company’s bank branches, ATM network and internet banking.  Products offered include deposit accounts, retail credit cards, private banking, installment loans, home equity lines of credit, residential mortgages, and small business loans.  The range of client services extends from a basic checking account to estate planning and trust services and includes private banking, brokerage services, and insurance services in addition to a full spectrum of investment advisory, trust, and custody services.

BUSINESS SEGMENT INFORMATION

Segment financial results were as follows (in thousands):

	Year Ended December 31, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$475,425	$106,856	$148,948	$731,229
Provision for credit losses	119,424	882	10,194	130,500
Noninterest income	189,412	254,874	115,880	560,166
Noninterest expense	272,283	286,635	263,087	822,005
Income (loss) before taxes	273,130	74,213	(8,453)	338,890
Income tax expense (benefit)	42,223	11,472	(1,307)	52,388
Income (loss) from continuing operations	$230,907	$62,741	$(7,146)	$286,502
Average assets	$12,614,000	$9,746,000	$6,208,000	$28,568,000

	Year Ended December 31, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$412,232	$126,591	$132,082	$670,905
Provision for credit losses	26,159	975	5,716	32,850
Noninterest income	81,609	232,444	112,717	426,770
Noninterest expense	267,345	268,423	243,092	778,860
Income (loss) before taxes	200,337	89,637	(4,009)	285,965
Income tax expense (benefit)	29,679	13,280	(594)	42,365
Income (loss) from continuing operations	$170,658	$76,357	$(3,415)	$243,600
Average assets	$10,740,000	$7,714,000	$5,331,000	$23,785,000

	Year Ended December 31, 2018
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$380,266	$105,135	$125,045	$610,446
Provision for credit losses	63,841	1,335	5,574	70,750
Noninterest income	74,931	208,423	118,344	401,698
Noninterest expense	253,740	238,654	225,406	717,800
Income before taxes	137,616	73,569	12,409	223,594
Income tax expense	16,824	8,993	1,517	27,334
Income from continuing operations	$120,792	$64,576	$10,892	$196,260
Average assets	$9,858,000	$6,184,000	$4,958,000	$21,000,000

13. REVENUE RECOGNITION

The following is a description of the principal activities from which the Company generates revenue that are within the scope of ASC 606, Revenue from Contracts with Customers:

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the years ended December 31, 2020, 2019 and 2018, the Company also has approximately $30.0 million, $38.1 million, and $36.0 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

Investment securities gains, net – In the regular course of business, the Company recognizes gains on the sale of available-for-sale securities.  Additionally, the Company recognizes gains and losses on equity securities with readily determinable fair values and equity securities without readily determinable fair values. These gains and losses are recognized in accordance with ASC 320, Debt and Equity Securities, and are outside of the scope of ASC 606.

Other income – The Company recognizes other miscellaneous income through a variety of other revenue streams, the most material of which include letter of credit fees, certain loan origination fees, gains on the sale of assets, derivative income, and bank-owned and company-owned life insurance income.  These revenue streams are outside of the scope of ASC 606 and are recognized in accordance with the applicable U.S. GAAP.  The remainder of Other income is primarily earned through transactions with personal banking customers, including wire transfer service charges, stop payment charges, and fees for items like money orders and cashier’s checks.  The performance obligations of these types of fees are satisfied as transactions are completed and revenue is recognized upon transaction execution according to established fee schedules with the customers.

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of December 31, 2020 or 2019.  Total receivables from revenue recognized under the scope of ASC 606 were $62.1 million and $58.0 million as of December 31, 2020 and December 31, 2019, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three years ended December 31, 2020, 2019, and 2018.  As stated in Note 12, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2020 and previously reported results have been reclassified in this filing to conform to the current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$131,249	$63,397	$—	$194,646
Trading and investment banking	—	755	—	32,190	32,945
Service charges on deposit accounts	28,736	46,611	8,321	211	83,879
Insurance fees and commissions	—	—	1,369	—	1,369
Brokerage fees	245	16,075	8,030	—	24,350
Bankcard fees	51,755	17,731	20,123	(29,065)	60,544
Investment securities gains, net	—	—	—	120,634	120,634
Other	1,135	1,469	2,603	36,592	41,799
Total noninterest income	$81,871	$213,890	$103,843	$160,562	$560,166

	Year Ended December 31, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$113,313	$63,600	$—	$176,913
Trading and investment banking	—	741	—	22,725	23,466
Service charges on deposit accounts	29,716	41,923	10,964	145	82,748
Insurance fees and commissions	—	—	1,634	—	1,634
Brokerage fees	214	23,231	7,816	—	31,261
Bankcard fees	60,375	21,386	21,911	(36,945)	66,727
Investment securities gains, net	—	—	—	2,245	2,245
Other	1,196	1,469	3,190	35,921	41,776
Total noninterest income	$91,501	$202,063	$109,115	$24,091	$426,770

	Year Ended December 31, 2018
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$107,237	$64,926	$—	$172,163
Trading and investment banking	—	—	—	15,584	15,584
Service charges on deposit accounts	30,313	42,297	11,551	126	84,287
Insurance fees and commissions	—	—	1,292	—	1,292
Brokerage fees	194	17,026	8,587	—	25,807
Bankcard fees	59,596	22,080	22,080	(35,236)	68,520
Investment securities gains, net	—	—	—	3,521	3,521
Other	2,082	1,346	3,519	23,577	30,524
Total noninterest income	$92,185	$189,986	$111,955	$7,572	$401,698

14. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2020 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance January 1, 2018	55,056,730	(5,161,740)
Accelerated Share Repurchase Program	—	(780,321)
Purchase of Treasury Stock	—	(401,038)
Sale of Treasury Stock	—	14,631
Issued for stock options and restricted stock	—	388,960
Balance December 31, 2018	55,056,730	(5,939,508)
Purchase of Treasury Stock	—	(124,109)
Sale of Treasury Stock	—	12,968
Issued for stock options and restricted stock	—	91,525
Balance December 31, 2019	55,056,730	(5,959,124)
Accelerated Share Repurchase Program	—	(653,498)
Purchase of Treasury Stock	—	(563,830)
Sale of Treasury Stock	—	11,372
Issued for stock options and restricted stock	—	114,736
Balance December 31, 2020	55,056,730	(7,050,344)

The Board authorized the repurchase of up to 2 million shares of common stock annually at its 2018, 2019 and 2020 meetings.  During 2018, the Company entered into an agreement with BAML to repurchase an aggregate of $50.0 million of the Company’s common stock through an ASR.  Under the ASR, the Company repurchased a total of 780,321 shares.  The final settlement of the transactions under the ASR occurred in December 2018.  Additionally, during 2020, the Company entered into an agreement with BAML to repurchase an aggregate of $30.0 million of the Company’s common stock through an ASR.  Under the ASR, the Company repurchased a total of 653,498 shares.  The final settlement of the transactions under the ASR occurred in the second quarter of 2020. Other than purchases pursuant to the ASR, all share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year.  Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31,
	2020	2019	2018
Weighted average basic common shares outstanding	48,137,791	48,779,263	49,334,937
Dilutive effect of stock options and restricted stock	205,959	310,614	435,800
Weighted average diluted common shares outstanding	48,343,750	49,089,877	49,770,737

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party.  The Company issues standby letters of credit for terms ranging from three months to six years.  The Company generally requires the customer to pledge collateral to support the letter of credit.  The maximum liability to the Company under standby letters of credit at December 31, 2020 and 2019, was $346.6 million and $299.9 million, respectively.  As of December 31, 2020 and 2019, standby letters of credit totaling $3.8 million and $3.7 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio.  As of December 31, 2020 and 2019, there were no notional amounts outstanding for these contracts.   There were no open futures contract positions during the year ended December 31, 2020 or 2019.  There was no net futures activity for the year ended December 31, 2020.  Net futures activity resulted in gains of $5 thousand for the year ended December 31, 2019.  There was no net futures activity for the year ended December 31, 2018.  The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis.  For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances.  The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers.  The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer.  During 2020, contracts to purchase and to sell foreign currency averaged approximately $21.0 million compared to $18.4 million during 2019.  The net gains on these foreign exchange contracts for 2020, 2019 and 2018 were $1.9 million, $1.8 million and $2.1 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas.  At December 31, 2020, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contract or Notional Amount December 31,
	2020	2019
Commitments to extend credit for loans (excluding credit card loans)	$8,851,333	$7,409,338
Commitments to extend credit under credit card loans	3,472,339	3,188,905
Commercial letters of credit	3,160	4,460
Standby letters of credit	346,617	299,933
Forward contracts	51,273	58,287
Spot foreign exchange contracts	680	1,980

Allowance for Credit Losses on Off-Balance Sheet Credit Exposure

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

The following categories of off-balance sheet credit exposures have been identified:

Revolving Lines of Credit: includes commercial, construction, agricultural, personal, and home-equity.  Risk inherent to revolving lines of credit often are related to the susceptibility of an individual or business experiencing unpredictable cash flow or financial troubles, thus leading to payment default.  During these financial troubles, the borrower could have less than desirable assets collateralizing the revolving line of credit.  The financial strain the borrower is experiencing could lead to drawing against the line without the ability to pay the line down.

Non-Revolving Lines of Credit: include commercial and personal.  Lines that do not carry a revolving feature are generally associated with a specific expenditure or project, such as to purchase equipment or the construction of real estate.  The predominate risk associated with non-revolving lines is the diversion of funds for other expenditures.  If the funds get diverted, the contributory value to collateral suffers.

Letters of Credit: includes standby letters of credit.  Generally, a standby letter of credit is established to provide assurance to the beneficiary that the applicant will perform certain obligations arising out of a separate transaction between the beneficiary and the applicant.  These obligations might be the performance of a service or delivery of a product  If the obligations are not met, it gives the beneficiary the right to draw on the letter of credit.

As of December 31, 2020, the ACL for off-balance sheet credit exposures was $5.6 million and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  Provision for off-balance sheet credit exposures of $2.6 million was recorded for the year ended December 31, 2020 and was recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

16. DIVESTITURES

On November 17, 2017, the Company closed the sale of all of the outstanding stock of Scout, its institutional investment management subsidiary, for $172.5 million in cash, which was subject to customary post-closing purchase adjustments. The gain recorded on the disposal of Scout was $103.6 million.

This table summarizes the components of income from discontinued operations, net of taxes, for the years ended December 31, 2020, 2019, and 2018 presented in the Consolidated Statements of Income (in thousands):

	For the years ended December 31,
	2020	2019	2018
Total noninterest income	$—	$—	$—
Total noninterest expense	—	—	917
Loss from discontinued operations	—	—	(917)
Gain on the disposal of discontinued operations	—	—	—
Total loss from discontinued operations	—	—	(917)
Income tax benefit	—	—	(170)
Net loss on discontinued operations	$—	$—	$(747)

The components of net cash provided by operating and investing activities of discontinued operations included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Loss from discontinued operations	$—	$—	$(747)
Gain on the disposal of discontinued operations	—	—	—
Depreciation and amortization	—	—	—
Net cash used in operating activities of discontinued operations	$—	$—	$(747)

Proceeds on disposal of discontinued operations	$—	$—	$—
Net cash provided by investing activities of discontinued operations	$—	$—	$—

17. INCOME TAXES

Income taxes from continuing operations produce effective income tax rates of 15.5% in 2020, 14.8% in 2019, and 12.2% in 2018.  These percentages are computed by dividing income tax expense by Income from continuing operations before income taxes.

Income tax expense from continuing operations includes the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax
Federal	$49,053	$37,134	$43,027
State	8,171	5,384	4,568
Total current tax expense	57,224	42,518	47,595
Deferred tax
Federal	(4,045)	(177)	(19,355)
State	(791)	24	(906)
Total deferred tax benefit	(4,836)	(153)	(20,261)
Total tax expense	$52,388	$42,365	$27,334

Income taxes from discontinued operations produced an effective income tax rate of 18.5% in 2018. This percentage is computed by dividing income tax expense by Income from discontinued operations before income taxes.

Income tax expense from discontinued operations includes the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax
Federal	$—	$—	$(154)
State	—	—	(16)
Total current tax benefit	—	—	(170)
Deferred tax
Federal	—	—	—
State	—	—	—
Total deferred tax benefit	—	—	—
Total tax benefit	$—	$—	$(170)

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% for income from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax expense	$71,167	$60,053	$46,955
Tax-exempt interest income	(20,914)	(18,725)	(15,525)
Tax-exempt life insurance related income	(3,420)	(4,007)	(1,744)
Meals, entertainment and related expenses	924	1,647	1,547
State and local income taxes, net of federal tax benefits	5,835	4,273	2,767
Impacts related to the 2017 Tax Act	—	—	(4,974)
Equity-based compensation	(299)	(597)	(2,364)
Federal tax credits, net of amortization of LIHTC investments	(1,772)	(980)	(1,135)
Other	867	701	1,807
Total tax expense	$52,388	$42,365	$27,334

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income.  Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws.  Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.  The Company is in the examination process with the Internal Revenue Service for tax years 2014 and 2015 and with one state taxing authority for tax years 2016, 2017, and 2018.  The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Loans, principally due to allowance for credit losses	$52,583	$23,765
Equity-based compensation	6,293	5,809
Accrued expenses	19,878	12,471
Deferred compensation	14,830	14,234
Miscellaneous	6,471	6,499
Total deferred tax assets before valuation allowance	100,055	62,778
Valuation allowance	(3,278)	(2,332)
Total deferred tax assets	96,777	60,446
Deferred tax liabilities:
Net unrealized gain on securities available for sale	(97,434)	(29,668)
Securities	(13,462)	(23)
Land, buildings and equipment	(41,339)	(32,382)
Original issue discount	(1,969)	(2,455)
Partnership investments	(6,948)	(2,091)
Trust preferred securities	(7,538)	(7,833)
Intangibles	(15,215)	(12,503)
Miscellaneous	(8,430)	(3,669)
Total deferred tax liabilities	(192,335)	(90,624)
Net deferred tax liability	$(95,558)	$(30,178)

Included in the miscellaneous deferred tax assets line item above are state net operating loss carryforwards of approximately $1.1 million as of December 31, 2020.  Most of these net operating losses expire at various times between 2020 and 2040 and some have an indefinite carryforward.  The Company has a full valuation allowance for a majority of these state net operating losses as they are not expected to be realized.  In addition, the Company has a valuation allowance of $2.2 million to reduce certain other state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

The net deferred tax liability is included in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2014 in the jurisdictions in which it files.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $6.7 million and $5.8 million at December 31, 2020 and 2019, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $5.3 million and $4.6 million at December 31, 2020 and December 31, 2019, respectively. The unrecognized tax benefits relate to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the financial condition, results of operations, or cash flows of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019
Unrecognized tax benefits - opening balance	$5,802	$4,859
Gross decreases - tax positions in prior period	(96)	(434)
Gross increases - current-period tax positions	1,656	1,882
Lapse of statute of limitations	(645)	(505)
Unrecognized tax benefits - ending balance	$6,717	$5,802

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2020 and 2019.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2020 and December 31, 2019 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Fair Value	2020	2019	2020	2019
Interest Rate Products:
Derivatives not designated as hedging instruments	$103,506	$47,458	$9,375	$5,997
Derivatives designated as hedging instruments	48	7,818	—	—
Total	$103,554	$55,276	$9,375	$5,997

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of December 31, 2020 and 2019, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.  This swap had a notional amount of $5.0 million and $5.3 million as of December 31, 2020 and 2019, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of December 31, 2020 and 2019, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  These swaps had an aggregate notional amount of $51.5 million at both December 31, 2020 and 2019.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  As of December 31, 2019, the Company had one interest rate floor with a notional amount of $750.0 million that was designated as a cash flow hedge of interest rate risk.  On August 28, 2020, the Company terminated this interest rate floor.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million.  As of December 31, 2020, the gross unrealized gain on the terminated interest rate floor remaining in AOCI was $17.0 million, or $12.9 million net of tax.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 3.7 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives. Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s derivatives.  The Company expects to reclassify $1.3 million from AOCI to Interest expense and $4.7 million from AOCI to Interest income during the next 12 months.  As of December 31, 2020, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 15.7 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2020, the Company had 176 interest rate swaps with an aggregate notional amount of $2.5 billion related to this program.  As of December 31, 2019, the Company had 142 interest rate swaps with an aggregate notional amount of $1.9 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 related to the Company’s derivative assets and liabilities (in thousands):

	Amount of (Loss) Gain Recognized
	For the Year Ended December 31,
	2020	2019	2018
Interest Rate Products
Derivatives not designated as hedging instruments	$(720)	$464	$(94)
Total	$(720)	$464	$(94)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(139)	$(150)	$59
Fair value adjustments on hedged items	139	150	(58)
Total	$—	$—	$1

This table provides a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018 related to the Company’s derivative assets and liabilities (in thousands):

	For the Year Ended December 31, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$28,390	$34,917	$(6,527)	$2,943	$5,398	$(2,455)
Interest rate swaps	(7,411)	(7,411)	—	(1,038)	(1,038)	—
Total	$20,979	$27,506	$(6,527)	$1,905	$4,360	$(2,455)

	For the Year Ended December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(9,278)	$(4,245)	$(5,033)	$(874)	$—	$(874)
Interest rate swaps	(6,040)	(6,040)	—	(149)	(149)	—
Total	$(15,318)	$(10,285)	$(5,033)	$(1,023)	$(149)	$(874)

	For the Year Ended December 31, 2018
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Gain Reclassified from AOCI into Earnings Excluded Component
Interest rate swaps	$1,906	$1,906	$—	$—	$—	$—
Total	$1,906	$1,906	$—	$—	$—	$—

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $9.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2020, the Company had posted $12.4 million of collateral. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measurement at December 31, 2020 Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$651	$651	$—	$—
U.S. Agencies	1,568	—	1,568	—
Mortgage-backed	4	—	4	—
State and political subdivisions	18,545	—	18,545	—
Corporates	711	711	—	—
Trading – other	13,541	13,541	—	—
Trading securities	35,020	14,903	20,117	—
U.S. Treasury	30,740	30,740	—	—
U.S. Agencies	95,949	—	95,949	—
Mortgage-backed	5,468,181	—	5,468,181	—
State and political subdivisions	3,623,619	—	3,623,619	—
Corporates	81,199	81,199	—	—
Securities available for sale	9,299,688	111,939	9,187,749	—
Equity securities with readily determinable fair values	134,197	134,197	—	—
Company-owned life insurance	63,575	—	63,575	—
Bank-owned life insurance	387,513	—	387,513	—
Derivatives	103,554	—	103,554	—
Total	$10,023,547	$261,039	$9,762,508	$—
Liabilities
Derivatives	$9,375	$—	$9,375	$—
Securities sold not yet purchased	2,177	—	2,177	—
Total	$11,552	$—	$11,552	$—

	Fair Value Measurement at December 31, 2019 Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Agencies	$1,246	$—	$1,246	$—
Mortgage-backed	392	—	392	—
State and political subdivisions	21,764	—	21,764	—
Corporates	5,649	5,649	—	—
Trading – other	16,567	16,567	—	—
Trading securities	45,618	22,216	23,402	—
U.S. Treasury	64,078	64,078	—	—
U.S. Agencies	93,021	—	93,021	—
Mortgage-backed	4,071,794	—	4,071,794	—
State and political subdivisions	3,029,917	—	3,029,917	—
Corporates	188,552	188,552	—	—
Securities available for sale	7,447,362	252,630	7,194,732	—
Company-owned life insurance	63,900	—	63,900	—
Bank-owned life insurance	280,709	—	280,709	—
Derivatives	55,276	—	55,276	—
Total	$7,892,865	$274,846	$7,618,019	$—
Liabilities
Derivatives	$5,997	$—	$5,997	$—
Securities sold not yet purchased	14,599	—	14,599	—
Total	$20,596	$—	$20,596	$—

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

Equity securities with readily determinable fair values Fair values are based on quoted market prices.

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

Assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019 (in thousands):

		Fair Value Measurement at December 31, 2020 Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$35,995	$—	$—	$35,995	$(9,389)
Other real estate owned	2,798	—	—	2,798	(938)
Total	$38,793	$—	$—	$38,793	$(10,327)

		Fair Value Measurement at December 31, 2019 Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Impaired loans	$5,139	$—	$—	$5,139	$3,973
Other real estate owned	55	—	—	55	7
Total	$5,194	$—	$—	$5,194	$3,980

Valuation methods for instruments measured at fair value on a non-recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Collateral Dependent Assets/Impaired loans With the adoption of CECL, collateral dependent assets are assets evaluated as part of the ACL on an individual basis.  Those assets for which there is an associated allowance are considered financial assets measured at fair value on a non-recurring basis.  Prior to the adoption of CECL, loans identified as impaired were considered financial assets measured at fair value on a non-recurring basis.  The valuation method for collateral dependent assets and impaired loans is the same.  Adjustments are recorded on certain assets to reflect write-downs that are based on the external appraised value of the underlying collateral.  The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued.  In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of collateral dependent assets and impaired loans are reviewed on a quarterly basis.  Because many of these inputs are not observable, the measurements are classified as Level 3.

Other real estate owned Other real estate owned consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned is recorded as held for sale initially at the fair value of the collateral less estimated selling costs.  The initial valuation of the foreclosed property is obtained through an appraisal process similar to the process described in the collateral dependent/impaired loans paragraph above. Subsequent to foreclosure, valuations are reviewed quarterly and updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods and those measurements are classified as Level 3.

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The estimated fair value of the Company’s financial instruments at December 31, 2020 and 2019 are as follows (in thousands):

	Fair Value Measurement at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,191,015	$3,540,680	$1,650,335	$—	$5,191,015
Securities available for sale	9,299,688	111,939	9,187,749	—	9,299,688
Securities held to maturity (exclusive of allowance for credit losses)	1,014,614	—	1,029,444	—	1,029,444
Trading securities	35,020	14,903	20,117	—	35,020
Other securities	296,053	134,197	161,856	—	296,053
Loans (exclusive of allowance for credit losses)	16,110,359	—	16,413,132	—	16,413,132
Derivatives	103,554	—	103,554	—	103,554
FINANCIAL LIABILITIES
Demand and savings deposits	26,175,156	26,175,156	—	—	26,175,156
Time deposits	876,095	—	879,841	—	879,841
Other borrowings	2,315,497	65,636	2,249,861	—	2,315,497
Long-term debt	269,595	—	299,858	—	299,858
Derivatives	9,375	—	9,375	—	9,375
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,405
Commercial letters of credit					150
Standby letters of credit					3,365

	Fair Value Measurement at December 31, 2019 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,276,794	$1,701,449	$1,575,345	$—	$3,276,794
Securities available for sale	7,447,362	252,630	7,194,732	—	7,447,362
Securities held to maturity	1,116,102	—	1,082,345	—	1,082,345
Trading securities	45,618	22,216	23,402	—	45,618
Other securities	108,420	—	108,420	—	108,420
Loans (exclusive of allowance for loan loss)	13,439,525	—	13,601,595	—	13,601,595
Derivatives	55,276	—	55,276	—	55,276
FINANCIAL LIABILITIES
Demand and savings deposits	20,376,880	20,376,880	—	—	20,376,880
Time deposits	1,226,364	—	1,226,646	—	1,226,646
Other borrowings	1,896,508	31,873	1,864,635	—	1,896,508
Long-term debt	70,372	—	70,713	—	70,713
Derivatives	5,997	—	5,997	—	5,997
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,908
Commercial letters of credit					113
Standby letters of credit					2,966

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity Fair value of held-to-maturity securities are estimated by discounting the future cash flows using current market rates.

Other securities Amount consists of FRB and FHLB stock held by the Company, equity securities with readily determinable fair values, and equity securities without readily determinable fair values, including PCM and other equity-method investments and other miscellaneous investments.  The carrying amount of the FRB and FHLB stock equals its fair value because the shares can only be redeemed by the FRB and FHLB at their carrying amount. The equity securities with readily determinable fair values are measured at fair value using quoted market prices.  For PCM and other equity-method investments, the Company’s proportionate share of the income or loss is recognized on a one-quarter lag based on the valuation of the underlying investment(s).  Other equity securities without readily determinable fair values are carried at cost, which approximates fair value.

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at December 31, 2020 and 2019.

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

20. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2020	2019
ASSETS
Investment in subsidiaries:
Banks	$2,902,559	$2,338,718
Non-banks	138,450	149,561
Total investment in subsidiaries	3,041,009	2,488,279
Goodwill on purchased affiliates	5,011	5,011
Cash	172,745	143,193
Investment securities and other	135,609	98,799
Total assets	$3,354,374	$2,735,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$269,595	$70,372
Accrued expenses and other	67,831	58,470
Total liabilities	337,426	128,842
Shareholders' equity	3,016,948	2,606,440
Total liabilities and shareholders' equity	$3,354,374	$2,735,282

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2020	2019	2018
INCOME
Dividends and income received from subsidiaries	$78,360	$56,500	$47,250
Service fees from subsidiaries	49,191	52,416	50,858
Other	9,241	11,249	651
Total income	136,792	120,165	98,759
EXPENSE
Salaries and employee benefits	56,919	57,487	46,707
Other	22,657	21,124	19,149
Total expense	79,576	78,611	65,856
Income before income taxes and equity in undistributed earnings of subsidiaries	57,216	41,554	32,903
Income tax (benefit) expense	(6,230)	12,201	(4,432)
Income before equity in undistributed earnings of subsidiaries	63,446	29,353	37,335
Equity in undistributed earnings of subsidiaries:
Banks	234,014	221,215	156,771
Non-Banks	(10,958)	(6,968)	2,154
Income from continuing operations	286,502	243,600	196,260
Loss from discontinued operations	—	—	(747)
Net income	$286,502	$243,600	$195,513
Other comprehensive income (loss)	235,160	178,962	(50,257)
Comprehensive income	$521,662	$422,562	$145,256

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$286,502	$243,600	$195,513
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(301,415)	(270,747)	(206,175)
Dividends received from subsidiaries	78,360	56,500	47,250
Depreciation and amortization	15	(78)	486
Amortization of debt issuance costs	131	—	—
Equity based compensation	15,120	14,850	11,073
Net tax benefit related to equity compensation plans	345	766	2,364
Changes in other assets and liabilities, net	(2,069)	(7,864)	(5,994)
Net cash provided by operating activities	76,989	37,027	44,517
INVESTING ACTIVITIES
Net capital investment in subsidiaries	(96,678)	(331)	(17,961)
Net (increase) decrease in investment securities	(29,648)	21	1,062
Net cash used in investing activities	(126,326)	(310)	(16,899)
FINANCING ACTIVITIES
Cash dividends paid	(60,281)	(59,436)	(58,279)
Proceeds from short-term debt	15,000	—	—
Repayment of short-term debt	(15,000)	—	—
Proceeds from long-term debt	200,000	—	—
Payment of debt issuance costs	(2,250)	—	—
Proceeds from exercise of stock options and sales of treasury stock	5,186	4,637	12,318
Purchases of treasury stock	(63,766)	(4,496)	(76,507)
Net cash provided by (used) in financing activities	78,889	(59,295)	(122,468)
Net increase (decrease) in cash	29,552	(22,578)	(94,850)
Cash and cash equivalents at beginning of period	143,193	165,771	260,621
Cash and cash equivalents at end of period	$172,745	$143,193	$165,771

21. SUMMARY OF OPERATING RESULTS BY QUARTER (unaudited) (in thousands except per share data)

	Three Months Ended
2020	March 31	June 30	September 30	December 31
Interest income	$211,411	$192,769	$197,017	$207,292
Interest expense	37,470	14,540	12,633	12,617
Net interest income	173,941	178,229	184,384	194,675
Provision for credit losses	88,000	21,500	16,000	5,000
Noninterest income	98,424	120,456	112,996	228,290
Noninterest expense	188,619	208,533	197,995	226,858
Income tax (benefit) expense	(815)	8,123	10,293	34,787
Net (loss) income from continuing operations	$(3,439)	$60,529	$73,092	$156,320

2019	March 31	June 30	September 30	December 31
Interest income	$211,307	$216,662	$219,103	$215,820
Interest expense	47,439	50,248	50,843	43,457
Net interest income	163,868	166,414	168,260	172,363
Provision for loan losses	12,350	11,000	7,500	2,000
Noninterest income	107,382	105,398	103,635	110,355
Noninterest expense	190,626	193,387	191,397	203,450
Income tax expense	10,530	10,466	10,616	10,753
Net income from continuing operations	$57,744	$56,959	$62,382	$66,515

Per Share	Three Months Ended
2020	March 31	June 30	September 30	December 31
Net (loss) income from continuing operations - basic	$(0.07)	$1.26	$1.52	$3.26
Net (loss) income from continuing operations - diluted	(0.07)	1.26	1.52	3.24
Dividend	0.31	0.31	0.31	0.32
Book value	55.33	57.84	59.43	62.84

Per Share
2019	March 31	June 30	September 30	December 31
Net income from continuing operations - basic	$1.19	$1.17	$1.28	$1.36
Net income from continuing operations - diluted	1.18	1.16	1.27	1.35
Dividend	0.30	0.30	0.30	0.31
Book value	47.92	50.50	52.23	53.09

22. SUBSEQUENT EVENT

On February 25, 2021, the Company executed an agreement to sell all of the membership interests in Prairie Capital Management, LLC and UMB Merchant Banc, LLC subsidiaries, including its membership interests in all PCM limited partnerships.  The transaction is expected to close on or before March 31, 2021 and is expected to have an immaterial impact to the Consolidated Financial Statements.

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

Opinion on Internal Control Over Financial Reporting

We have audited UMB Financial Corporation’s (and subsidiaries) (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

March 1, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K (pages 10 and 11) under the caption "Executive Officers of the Registrant."

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption "Proposal #1:  Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2021 (the 2021 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2020.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption "Corporate Governance – Committees of the Board of Directors – Audit Committee" of the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2020.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2020.

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its chief executive officer, chief financial officer and chief accounting officer.  You can find the Company's code of ethics on its website by going to the following address:  http://investorrelations.umb.com.  The Company will post on its website any amendments or waivers to its code of ethics that are required to be disclosed under the rules of either the SEC or NASDAQ.  A copy of the code of ethics will be provided, at no charge, to any person requesting the same, by written notice sent to the Company's Corporate Secretary, 6th floor, 1010 Grand Blvd., Kansas City, Missouri 64106.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation sections of the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders to information to be included under the caption "Stock Ownership - Principal Shareholders," which will be provided to shareholders within 120 days after December 31, 2020.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2020, under the caption "Stock Ownership – Stock Owned by Directors, Nominees, and Executive Officers."

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Long Term Incentive Plan	572,941	$54.89	None
2018 Omnibus Incentive Compensation Plan	None	None	1,945,276
Equity compensation plans not approved by security holders	None	None	None
Total	572,941	$54.89	1,945,276

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8, pages 101 through 105 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Transactions with Related Persons”, “Corporate Governance – The Board of Directors – Independent Directors” and “Corporate Governance – Committees of the Board of Directors” of the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption "Proposal #3: Ratification of the Corporate Audit Committee’s Engagement of KPMG LLP as UMB’s Independent Public Accounting Firm for 2021” of the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the Three Years Ended December 31, 2020

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2020

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2020

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2020

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

4.3	Description of UMB Financial Corporation’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for December 31, 2019 and filed with the Commission on February 27, 2020).
4.4

Indenture, dated as of September 17, 2020, by and between UMB Financial Corporation and Wells Fargo, National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 17, 2020 and filed with the Commission on September 22, 2020).

4.5

Supplemental Indenture, dated as of September 17, 2020, by and between UMB Financial Corporation and Wells Fargo, National Association, as Trustee, with respect to the 3.700% Fixed-to-Fixed Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 17, 2020 and filed with the Commission on September 22, 2020).

4.6

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

10.8	Performance Share Unit Award Agreement with James D. Rine (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2020).
21.1	Subsidiaries of the Registrant filed herewith.
23.1	Consent of Independent Auditors – KPMG LLP filed herewith.
24.1	Power of Attorney filed herewith.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
104	The cover page of our Form 10-K for the year ended December 31, 2020, formatted in iXBRL.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 1, 2021.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper
Chairman of the Board,
Chief Executive Officer

/s/ Ram Shankar
Ram Shankar
Chief Financial Officer

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Robin C. Beery	Director	Leroy J. Williams	Director
Robin C. Beery		Leroy J. Williams

Janine A. Davidson	Director	Kevin C. Gallagher	Director
Janine A. Davidson		Kevin C. Gallagher

Greg M. Graves	Director	Alexander C. Kemper	Director
Greg M. Graves		Alexander C. Kemper

Gordon E. Lansford III	Director	Timothy R. Murphy	Director
Gordon E. Lansford III		Timothy R. Murphy

Tamara M. Peterman	Director	Kris A. Robbins	Director
Tamara M. Peterman		Kris A. Robbins

L. Joshua Sosland	Director	Paul Uhlmann III	Director
L. Joshua Sosland		Paul Uhlmann III

		/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer
J. Mariner Kemper
Attorney-in-Fact for each director