Form 10-Q
period 2021-03-31
UMB FINANCIAL CORP
filed 2021-04-29
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, UMB Financial Corporation had 48,307,790 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Loans	$16,497,385	$16,103,651
Allowance for credit losses on loans	(202,814)	(215,973)
Net loans	16,294,571	15,887,678
Loans held for sale	10,275	6,708
Securities:
Available for sale (amortized cost of $9,552,397 and $8,887,734, respectively)	9,753,392	9,299,688
Held to maturity, net of allowance for credit losses of $2,959 and $2,610, respectively (fair value of $1,012,129 and $1,029,444, respectively)	1,039,711	1,012,004
Trading securities	29,099	35,020
Other securities	298,209	296,053
Total securities	11,120,411	10,642,765
Federal funds sold and securities purchased under agreements to resell	1,629,813	1,650,335
Interest-bearing due from banks	3,860,763	3,110,042
Cash and due from banks	387,230	430,638
Premises and equipment, net	286,068	293,095
Accrued income	131,533	139,892
Goodwill	174,518	180,867
Other intangibles, net	17,793	21,056
Other assets	756,414	764,428
Total assets	$34,669,389	$33,127,504

LIABILITIES
Deposits:
Noninterest-bearing demand	$11,604,415	$9,879,970
Interest-bearing demand and savings	16,011,812	16,295,186
Time deposits under $250,000	457,290	477,748
Time deposits of $250,000 or more	207,275	398,347
Total deposits	28,280,792	27,051,251
Federal funds purchased and repurchase agreements	2,759,818	2,315,497
Long-term debt	270,074	269,595
Accrued expenses and taxes	239,001	319,676
Other liabilities	161,465	154,537
Total liabilities	31,711,150	30,110,556

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,302,634 and 48,006,386 shares outstanding, respectively	55,057	55,057
Capital surplus	1,093,667	1,090,450
Retained earnings	1,968,318	1,891,246
Accumulated other comprehensive income, net	169,197	318,340
Treasury stock, 6,754,096 and 7,050,344 shares, at cost, respectively	(328,000)	(338,145)
Total shareholders' equity	2,958,239	3,016,948
Total liabilities and shareholders' equity	$34,669,389	$33,127,504

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Loans	$150,170	$151,026
Securities:
Taxable interest	27,162	27,212
Tax-exempt interest	24,964	24,404
Total securities income	52,126	51,616
Federal funds and resell agreements	2,821	5,452
Interest-bearing due from banks	703	2,663
Trading securities	159	654
Total interest income	205,979	211,411
INTEREST EXPENSE
Deposits	6,798	29,732
Federal funds and repurchase agreements	1,886	6,381
Other	3,180	1,357
Total interest expense	11,864	37,470
Net interest income	194,115	173,941
Provision for credit losses	(7,500)	88,000
Net interest income after provision for credit losses	201,615	85,941
NONINTEREST INCOME
Trust and securities processing	54,834	47,000
Trading and investment banking	9,356	1,723
Service charges on deposit accounts	21,976	25,081
Insurance fees and commissions	420	259
Brokerage fees	3,334	9,860
Bankcard fees	14,673	16,545
Investment securities (losses) gains, net	(8,336)	3,520
Other	12,640	(5,564)
Total noninterest income	108,897	98,424
NONINTEREST EXPENSE
Salaries and employee benefits	127,681	111,060
Occupancy, net	11,935	12,180
Equipment	19,615	21,241
Supplies and services	3,492	4,185
Marketing and business development	2,345	4,640
Processing fees	15,417	13,390
Legal and consulting	5,755	6,110
Bankcard	4,956	4,860
Amortization of other intangible assets	1,380	1,734
Regulatory fees	2,546	2,366
Other	5,824	6,853
Total noninterest expense	200,946	188,619
Income (loss) before income taxes	109,566	(4,254)
Income tax expense (benefit)	16,923	(815)
NET INCOME (LOSS)	$92,643	$(3,439)

PER SHARE DATA
Net income (loss) – basic	$1.93	$(0.07)
Net income (loss) – diluted	1.91	(0.07)
Dividends	0.32	0.31
Weighted average shares outstanding – basic	48,096,643	48,689,876
Weighted average shares outstanding – diluted	48,520,752	48,689,876

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$92,643	$(3,439)
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(199,038)	164,116
Less: Reclassification adjustment for gains included in net income	(2,720)	(1,227)
Change in unrealized gains and losses on debt securities during the period	(201,758)	162,889
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	6,503	14,525
Less: Reclassification adjustment for (gains) losses included in net income	(842)	768
Change in unrealized gains and losses on derivative hedges	5,661	15,293
Other comprehensive (loss) income, before tax	(196,097)	178,182
Income tax benefit (expense)	46,954	(41,972)
Other comprehensive (loss) income	(149,143)	136,210
Comprehensive (loss) income	$(56,500)	$132,771

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2020	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Cumulative effect adjustment(1)	—	—	(7,039)	—	—	(7,039)
Adjusted balance – January 1, 2020	55,057	1,073,764	1,665,399	83,180	(277,999)	2,599,401
Total comprehensive (loss) income	—	—	(3,439)	136,210	—	132,771
Dividends ($0.31 per share)	—	—	(15,209)	—	—	(15,209)
Purchase of treasury stock	—	(4,500)	—	—	(54,886)	(59,386)
Forfeitures of equity awards, net of issuances	—	521	—	—	72	593
Recognition of equity-based compensation	—	2,817	—	—	—	2,817
Sale of treasury stock	—	95	—	—	89	184
Exercise of stock options	—	392	—	—	1,878	2,270
Balance – March 31, 2020	$55,057	$1,073,089	$1,646,751	$219,390	$(330,846)	$2,663,441

Balance – January 1, 2021	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	92,643	(149,143)	—	(56,500)
Dividends ($0.32 per share)	—	—	(15,571)	—	—	(15,571)
Purchase of treasury stock	—	—	—	—	(4,027)	(4,027)
Issuances of equity awards, net of forfeitures	—	(4,043)	—	—	4,738	695
Recognition of equity-based compensation	—	4,457	—	—	—	4,457
Sale of treasury stock	—	65	—	—	86	151
Exercise of stock options	—	2,738	—	—	9,348	12,086
Balance – March 31, 2021	$55,057	$1,093,667	$1,968,318	$169,197	$(328,000)	$2,958,239

(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$92,643	$(3,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	(7,500)	88,000
Net amortization (accretion) of premiums and discounts from acquisition	117	(275)
Depreciation and amortization	14,042	15,591
Amortization of debt issuance costs	113	—
Deferred income tax expense (benefit)	10,246	(11,134)
Net increase in trading securities and other earning assets	(9,350)	(15,559)
Losses (gains) on investment securities, net	8,336	(3,520)
Gains on sales of assets	(4,298)	(1,922)
Amortization of securities premiums, net of discount accretion	14,876	8,792
Originations of loans held for sale	(45,128)	(77,129)
Gains on sales of loans held for sale, net	(1,602)	(320)
Proceeds from sales of loans held for sale	43,163	75,667
Equity-based compensation	5,152	3,410
Net tax benefit related to equity compensation plans	1,079	312
Changes in:
Accrued income	4,156	12,629
Accrued expenses and taxes	(88,201)	(2,803)
Other assets and liabilities, net	78,096	(79,008)
Net cash provided by operating activities	115,940	9,292
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	49,520	19,497
Purchases	(77,576)	(17,555)
Securities available for sale:
Sales	129,128	84,439
Maturities, calls and principal repayments	520,441	310,159
Purchases	(1,322,855)	(421,966)
Equity securities with readily determinable fair values:
Maturities, calls and principal repayments	—	—
Purchases	(226)	—
Equity securities without readily determinable fair values:
Maturities, calls and principal repayments	2,177	3,725
Purchases	(7,144)	(1,081)
Payment on low-income housing tax credit investment commitments	(1,173)	(4,039)
Net increase in loans	(398,795)	(525,091)
Net decrease in fed funds sold and resell agreements	20,522	793,595
Net cash activity from acquisitions and divestitures	16,623	24
Net increase in interest-bearing balances due from other financial institutions	(11,347)	(1,274)
Purchases of premises and equipment	(5,958)	(17,652)
Proceeds from sales of premises and equipment	73	8,389
Proceeds from bank-owned and company-owned life insurance death benefit	—	19
Net cash (used in) provided by investing activities	(1,086,590)	231,189
FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	1,441,071	(186,380)
Net decrease in time deposits	(211,530)	(241,344)
Net increase (decrease) in fed funds purchased and repurchase agreements	444,321	(5,591)
Proceeds from short-term debt	—	15,000
Cash dividends paid	(15,456)	(15,150)

Proceeds from exercise of stock options and sales of treasury shares	12,237	2,454
Purchases of treasury stock	(4,027)	(59,386)
Net cash provided by (used in) financing activities	1,666,616	(490,397)
Increase (decrease) in cash and cash equivalents	695,966	(249,916)
Cash and cash equivalents at beginning of period	3,497,566	1,669,170
Cash and cash equivalents at end of period	$4,193,532	$1,419,254

Supplemental disclosures:
Income tax payments (refunds)	$622	$(1,530)
Total interest payments	14,337	42,134
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$—	$27,834
Commitment to fund low-income housing tax credit investments	—	27,834

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2021.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on March 1, 2021 (the Form 10-K).

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2021 and March 31, 2020 (in thousands):

	March 31,
	2021	2020
Due from the FRB	$3,806,302	$1,078,701
Cash and due from banks	387,230	340,553
Cash and cash equivalents at end of period	$4,193,532	$1,419,254

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $54.5 million and $30.6 million at March 31, 2021 and March 31, 2020, respectively.

Per Share Data

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of

424,109 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at March 31, 2021.  Basic and diluted net loss per share were the same at March 31, 2020 as the impact of all potentially dilutive shares was anti-dilutive.

Certain options, restricted stock and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  At March 31, 2021, there were no outstanding stock options, restricted stock and restricted stock units excluded from the computation of diluted income per share.  At March 31, 2020, all outstanding options, restricted stock and restricted stock units were excluded.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, seven of the Company’s derivatives are designated in qualifying hedging relationships. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI) and are reclassified to earnings when the hedged transaction affects earnings.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$3,156	$66	$30,181	$33,403	$7,136,002	$7,169,405
Specialty lending	—	—	19,083	19,083	501,693	520,776
Commercial real estate	12,335	183	21,297	33,815	6,116,539	6,150,354
Consumer real estate	1,610	111	5,372	7,093	1,992,647	1,999,740
Consumer	196	173	73	442	120,055	120,497
Credit cards	1,563	1,240	700	3,503	353,003	356,506
Leases and other	—	—	—	—	180,107	180,107
Total loans	$18,860	$1,773	$76,706	$97,339	$16,400,046	$16,497,385

	December 31, 2020
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$4,652	$319	$33,769	$38,740	$7,023,334	$7,062,074
Specialty lending	—	—	19,437	19,437	491,863	511,300
Commercial real estate	2,351	225	28,386	30,962	5,877,972	5,908,934
Consumer real estate	524	—	5,345	5,869	1,939,625	1,945,494
Consumer	281	120	88	489	117,497	117,986
Credit cards	2,061	1,288	798	4,147	362,821	366,968
Leases and other	—	—	—	—	190,895	190,895
Total loans	$9,869	$1,952	$87,823	$99,644	$16,004,007	$16,103,651

The Company sold consumer real estate loans with proceeds of $43.2 million and $75.7 million in the secondary market without recourse during the three months ended March 31, 2021 and 2020, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $76.7 million and $87.8 million at March 31, 2021 and December 31, 2020, respectively.  Restructured loans totaled $7.9 million and $10.8 million at March 31, 2021 and December 31, 2020, respectively.  Loans 90 days past due and still accruing interest amounted to $1.8 million and $2.0 million at March 31, 2021 and December 31, 2020, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2021.  Nonaccrual loans with no related allowance for credit losses totaled $34.1 million and $42.1 million at March 31, 2021 and December 31, 2020, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$30,181	$11,060
Specialty lending	19,083	1,674
Commercial real estate	21,297	15,221
Consumer real estate	5,372	5,372
Consumer	73	73
Credit cards	700	700
Total loans	$76,706	$34,100

	December 31, 2020
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$33,769	$9,916
Specialty lending	19,437	242
Commercial real estate	28,386	25,733
Consumer real estate	5,345	5,345
Consumer	88	88
Credit cards	798	798
Total loans	$87,823	$42,122

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,054,638	$2,369,843	$637,469	$453,289	$173,635	$202,850	$2,115,942	$5,626	$7,013,292
Agriculture	2,962	8,070	4,753	1,571	2,422	1,881	122,856	—	144,515
Overdrafts	—	—	—	—	—	—	11,598	—	11,598
Total Commercial and industrial	1,057,600	2,377,913	642,222	454,860	176,057	204,731	2,250,396	5,626	7,169,405
Specialty lending:
Asset-based lending	2,387	61,950	—	—	—	—	303,994	—	368,331
Factoring	—	—	—	—	—	—	152,445	—	152,445
Total Specialty lending	2,387	61,950	—	—	—	—	456,439	—	520,776
Commercial real estate:
Owner-occupied	120,177	583,506	315,070	252,097	156,162	263,986	18,297	3,639	1,712,934
Non-owner-occupied	465,337	705,983	660,048	209,190	126,261	386,854	21,639	116,001	2,691,313
Farmland	30,449	284,001	35,557	29,720	29,150	48,835	36,470	—	494,182
5+ Multi-family	4,871	228,665	106,403	2,669	3,816	39,504	1,820	—	387,748
1-4 Family construction	—	—	—	—	—	—	39,046	—	39,046
General construction	9,157	20,063	3,004	1,144	398	365	791,000	—	825,131
Total Commercial real estate	629,991	1,822,218	1,120,082	494,820	315,787	739,544	908,272	119,640	6,150,354
Consumer real estate:
HELOC	11,893	81,980	9,813	3,745	34	2,527	252,275	192	362,459
First lien: 1-4 family	171,257	873,810	282,568	75,864	79,744	133,202	356	—	1,616,801
Junior lien: 1-4 family	1,274	8,051	5,813	2,024	1,006	2,036	276	—	20,480
Total Consumer real estate	184,424	963,841	298,194	81,633	80,784	137,765	252,907	192	1,999,740
Consumer:
Revolving line	—	—	—	—	—	—	66,690	—	66,690
Auto	3,155	11,496	8,742	2,431	1,296	663	—	—	27,783
Other	1,826	4,309	2,686	1,883	187	1,044	14,089	—	26,024
Total Consumer	4,981	15,805	11,428	4,314	1,483	1,707	80,779	—	120,497
Credit cards:
Consumer	—	—	—	—	—	—	172,816	—	172,816
Commercial	—	—	—	—	—	—	183,690	—	183,690
Total Credit cards	—	—	—	—	—	—	356,506	—	356,506
Leases and other:
Leases	—	—	915	—	787	679	—	—	2,381
Other	628	31,742	9,410	6,553	2,128	1,467	125,798	—	177,726
Total Leases and other	628	31,742	10,325	6,553	2,915	2,146	125,798	—	180,107
Total loans	$1,880,011	$5,273,469	$2,082,251	$1,042,180	$577,026	$1,085,893	$4,431,097	$125,458	$16,497,385

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture	8,886	6,495	1,976	3,651	2,164	416	137,955	38	161,581
Overdrafts	—	—	—	—	—	—	16,325	—	16,325
Total Commercial and industrial	3,194,475	690,983	473,926	188,818	180,740	70,015	2,263,079	38	7,062,074
Specialty lending:
Asset-based lending	64,258	—	—	—	—	—	291,091	—	355,349
Factoring	—	—	—	—	—	—	155,951	—	155,951
Total Specialty lending	64,258	—	—	—	—	—	447,042	—	511,300
Commercial real estate:
Owner-occupied	579,212	334,098	233,192	170,913	120,603	176,377	18,880	51,910	1,685,185
Non-owner-occupied	846,030	630,457	230,549	169,193	333,215	115,753	49,384	97,954	2,472,535
Farmland	297,788	37,288	31,454	37,485	28,925	29,480	40,043	—	502,463
5+ Multi-family	190,922	80,293	2,835	32,498	39,802	6,298	2,418	94,789	449,855
1-4 Family construction	144	—	—	—	—	—	30,131	—	30,275
General construction	20,452	3,082	1,215	514	358	2,738	733,952	6,310	768,621
Total Commercial real estate	1,934,548	1,085,218	499,245	410,603	522,903	330,646	874,808	250,963	5,908,934
Consumer real estate:
HELOC	82,410	11,236	4,263	241	63	2,561	294,390	5	395,169
First lien: 1-4 family	896,676	304,017	83,429	87,927	78,458	75,408	2,579	—	1,528,494
Junior lien: 1-4 family	9,142	6,383	2,360	1,247	948	1,470	281	—	21,831
Total Consumer real estate	988,228	321,636	90,052	89,415	79,469	79,439	297,250	5	1,945,494
Consumer:
Revolving line	—	—	—	—	—	—	65,215	—	65,215
Auto	12,470	9,846	2,960	1,645	680	348	—	—	27,949
Other	5,017	3,200	2,131	216	1,005	172	13,081	—	24,822
Total Consumer	17,487	13,046	5,091	1,861	1,685	520	78,296	—	117,986
Credit cards:
Consumer	—	—	—	—	—	—	188,681	—	188,681
Commercial	—	—	—	—	—	—	178,287	—	178,287
Total Credit cards	—	—	—	—	—	—	366,968	—	366,968
Leases and other:
Leases	—	915	—	787	—	711	—	—	2,413
Other	33,626	10,758	7,659	2,611	1,323	646	131,859	—	188,482
Total Leases and other	33,626	11,673	7,659	3,398	1,323	1,357	131,859	—	190,895
Total loans	$6,232,622	$2,122,556	$1,075,973	$694,095	$786,120	$481,977	$4,459,302	$251,006	$16,103,651

Accrued interest on loans totaled $60.8 million and $58.8 million as of March 31, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$929,053	$2,249,057	$622,060	$429,748	$154,191	$188,618	$1,983,266	$5,626	$6,561,619
Watch – Pass	52,371	86,080	15,178	14,817	11,005	11,865	67,607	—	258,923
Special Mention	35,006	3,851	—	1,384	1,893	1,456	5,949	—	49,539
Substandard	38,208	30,769	231	3,866	1,346	911	59,120	—	134,451
Doubtful	—	86	—	3,474	5,200	—	—	—	8,760
Total Equipment/Accounts Receivable/Inventory	$1,054,638	$2,369,843	$637,469	$453,289	$173,635	$202,850	$2,115,942	$5,626	$7,013,292
Agriculture
Non-watch list – Pass	$2,907	$7,360	$3,688	$984	$686	$1,690	$81,256	$—	$98,571
Watch – Pass	55	124	578	188	102	142	14,278	—	15,467
Special Mention	—	273	487	399	22	—	8,480	—	9,661
Substandard	—	313	—	—	1,612	49	18,842	—	20,816
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$2,962	$8,070	$4,753	$1,571	$2,422	$1,881	$122,856	$—	$144,515

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,975,305	$664,016	$439,460	$171,409	$165,321	$67,442	$1,948,261	$—	$6,431,214
Watch – Pass	89,746	10,400	9,309	5,126	11,044	1,592	70,768	—	197,985
Special Mention	53,334	9,788	15,524	1,898	2,158	—	8,485	—	91,187
Substandard	67,118	231	7,657	1,369	53	565	81,246	—	158,239
Doubtful	86	53	—	5,365	—	—	39	—	5,543
Total Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture
Non-watch list – Pass	$7,880	$3,924	$1,389	$1,379	$1,759	$404	$92,917	$38	$109,690
Watch – Pass	179	2,571	188	102	345	—	17,956	—	21,341
Special Mention	303	—	399	22	—	12	6,674	—	7,410
Substandard	524	—	—	2,148	60	—	20,408	—	23,140
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$8,886	$6,495	$1,976	$3,651	$2,164	$416	$137,955	$38	$161,581

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

Factoring General factoring loans are secured by accounts receivable.  The purpose of these loans is for financing current operations for trucking or other commercial customers.  The repayment of debt is reliant upon collection of the accounts receivable within 30 to 90 days.  The Company tracks each individual borrower’s credit risk based on their loan to collateral position.  To assess credit risk, the portfolio is separated into two tiers and a specifically impaired category.  Tier 1 are loans that have not experienced collateral coverage rates falling below an internally tracked threshold at any time during their relationship history.  The internal threshold is lower than each customers’ actual contractual collateral coverage ratio.  Tier 2 are loans that have experienced collateral coverage rates falling below the same internally tracked threshold during their relationship history.  Loans individually evaluated are loans that have either experienced collateral coverage rates falling below an internally tracked threshold during their relationship history or have balances that are greater than an internally tracked threshold.  Individually evaluated loans utilize a practical expedient for the purpose of determining the expected credit loss. Collateral dependent assets are loans placed on non-accrual and loans considered to be TDRs.  The combination of these categories has created an associated allowance to this portfolio of $0.6 million at both March 31, 2021 and December 31, 2020.

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of March 31, 2021 and December 31, 2020 (in thousands):

	Asset-based lending
Risk	March 31, 2021	December 31, 2020
In-margin	$350,922	$331,360
Out-of-margin	17,409	23,989
Total	$368,331	$355,349

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of March 31, 2021 and December 31, 2020 (in thousands):

	Factoring
Risk	March 31, 2021	December 31, 2020
Tier 1	$7,144	$10,774
Tier 2	56,461	135,861
Individually evaluated	87,400	7,755
Collateral dependent assets	1,440	1,561
Total	$152,445	$155,951

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Owner-occupied
Non-watch list – Pass	$119,343	$574,043	$306,753	$245,581	$127,363	$247,605	$14,023	$3,639	$1,638,350
Watch – Pass	—	2,335	8,217	5,729	1,181	10,254	568	—	28,284
Special Mention	106	1,394	—	—	—	2,564	—	—	4,064
Substandard	728	5,734	100	787	27,618	3,563	3,706	—	42,236
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$120,177	$583,506	$315,070	$252,097	$156,162	$263,986	$18,297	$3,639	$1,712,934
Non-owner-occupied
Non-watch list – Pass	$431,837	$695,641	$547,676	$184,201	$120,831	$334,679	$21,639	$116,001	$2,452,505
Watch – Pass	33,500	1,326	60,675	24,989	5,430	9,530	—	—	135,450
Special Mention	—	9,016	25,187	—	—	41,335	—	—	75,538
Substandard	—	—	26,510	—	—	1,310	—	—	27,820
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$465,337	$705,983	$660,048	$209,190	$126,261	$386,854	$21,639	$116,001	$2,691,313
Farmland
Non-watch list – Pass	$10,019	$237,511	$26,282	$15,149	$22,288	$18,170	$17,976	$—	$347,395
Watch – Pass	6,413	20,732	8,720	13,404	4,523	23,843	15,887	—	93,522
Special Mention	—	—	303	630	2,339	4,890	476	—	8,638
Substandard	14,017	25,758	252	537	—	1,932	2,131	—	44,627
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$30,449	$284,001	$35,557	$29,720	$29,150	$48,835	$36,470	$—	$494,182
5+ Multi-family
Non-watch list – Pass	$4,871	$228,665	$82,373	$2,669	$2,499	$39,504	$1,820	$—	$362,401
Watch – Pass	—	—	21,597	—	—	—	—	—	21,597
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,433	—	1,317	—	—	—	3,750
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$4,871	$228,665	$106,403	$2,669	$3,816	$39,504	$1,820	$—	$387,748
1-4 Family construction
Non-watch list – Pass	$—	$—	$—	$—	$—	$—	$39,046	$—	$39,046
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$—	$—	$—	$—	$—	$—	$39,046	$—	$39,046
General construction
Non-watch list – Pass	$9,157	$20,063	$2,918	$1,144	$398	$365	$787,683	$—	$821,728
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3,317	—	3,317
Doubtful	—	—	86	—	—	—	—	—	86
Total General construction	$9,157	$20,063	$3,004	$1,144	$398	$365	$791,000	$—	$825,131

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Owner-occupied
Non-watch list – Pass	$568,636	$327,579	$227,581	$141,758	$118,593	$163,292	$15,052	$51,910	$1,614,401
Watch – Pass	1,712	6,413	4,761	1,194	—	8,581	—	—	22,661
Special Mention	1,424	—	—	—	1,588	—	—	—	3,012
Substandard	7,440	106	850	27,961	422	4,504	3,828	—	45,111
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$579,212	$334,098	$233,192	$170,913	$120,603	$176,377	$18,880	$51,910	$1,685,185
Non-owner-occupied
Non-watch list – Pass	$802,078	$525,246	$205,484	$156,290	$294,979	$101,616	$49,384	$81,499	$2,216,576
Watch – Pass	43,769	45,748	25,065	12,903	1,936	7,701	—	16,455	153,577
Special Mention	183	32,953	—	—	36,300	5,100	—	—	74,536
Substandard	—	26,510	—	—	—	1,336	—	—	27,846
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$846,030	$630,457	$230,549	$169,193	$333,215	$115,753	$49,384	$97,954	$2,472,535
Farmland
Non-watch list – Pass	$237,124	$27,815	$15,907	$26,071	$13,376	$8,924	$19,074	$—	$348,291
Watch – Pass	20,992	9,221	13,404	5,133	6,301	19,835	17,699	—	92,585
Special Mention	—	—	630	1,854	4,901	40	861	—	8,286
Substandard	39,672	252	1,513	4,427	4,347	681	2,409	—	53,301
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$297,788	$37,288	$31,454	$37,485	$28,925	$29,480	$40,043	$—	$502,463
5+ Multi-family
Non-watch list – Pass	$190,922	$77,846	$2,835	$31,173	$39,802	$6,298	$2,418	$94,789	$446,083
Watch – Pass	—	—	—	1,325	—	—	—	—	1,325
Special Mention	—	2,447	—	—	—	—	—	—	2,447
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$190,922	$80,293	$2,835	$32,498	$39,802	$6,298	$2,418	$94,789	$449,855
1-4 Family construction
Non-watch list – Pass	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
General construction
Non-watch list – Pass	$20,452	$2,996	$1,215	$514	$358	$2,738	$730,616	$6,310	$765,199
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3,336	—	3,336
Doubtful	—	86	—	—	—	—	—	—	86
Total General construction	$20,452	$3,082	$1,215	$514	$358	$2,738	$733,952	$6,310	$768,621

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
HELOC
Performing	$11,893	$81,964	$9,787	$3,700	$34	$2,486	$249,102	$192	$359,158
Non-performing	—	16	26	45	—	41	3,173	—	3,301
Total HELOC	$11,893	$81,980	$9,813	$3,745	$34	$2,527	$252,275	$192	$362,459
First lien: 1-4 family
Performing	$171,257	$873,810	$282,307	$75,823	$79,467	$131,807	$356	$—	$1,614,827
Non-performing	—	—	261	41	277	1,395	—	—	1,974
Total First lien: 1-4 family	$171,257	$873,810	$282,568	$75,864	$79,744	$133,202	$356	$—	$1,616,801
Junior lien: 1-4 family
Performing	$1,274	$8,051	$5,805	$2,009	$985	$1,983	$276	$—	$20,383
Non-performing	—	—	8	15	21	53	—	—	97
Total Junior lien: 1-4 family	$1,274	$8,051	$5,813	$2,024	$1,006	$2,036	$276	$—	$20,480

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
HELOC
Performing	$82,410	$11,209	$4,213	$241	$63	$2,518	$291,340	$5	$391,999
Non-performing	—	27	50	—	—	43	3,050	—	3,170
Total HELOC	$82,410	$11,236	$4,263	$241	$63	$2,561	$294,390	$5	$395,169
First lien: 1-4 family
Performing	$896,676	$303,810	$83,429	$87,637	$77,466	$74,849	$2,579	$—	$1,526,446
Non-performing	—	207	—	290	992	559	—	—	2,048
Total First lien: 1-4 family	$896,676	$304,017	$83,429	$87,927	$78,458	$75,408	$2,579	$—	$1,528,494
Junior lien: 1-4 family
Performing	$9,142	$6,374	$2,317	$1,225	$908	$1,456	$281	$—	$21,703
Non-performing	—	9	43	22	40	14	—	—	128
Total Junior lien: 1-4 family	$9,142	$6,383	$2,360	$1,247	$948	$1,470	$281	$—	$21,831

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$66,690	$—	$66,690
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$66,690	$—	$66,690
Auto
Performing	$3,155	$11,491	$8,693	$2,431	$1,296	$662	$—	$—	$27,728
Non-performing	—	5	49	—	—	1	—	—	55
Total Auto	$3,155	$11,496	$8,742	$2,431	$1,296	$663	$—	$—	$27,783
Other
Performing	$1,826	$4,293	$2,686	$1,883	$185	$1,044	$14,089	$—	$26,006
Non-performing	—	16	—	—	2	—	—	—	18
Total Other	$1,826	$4,309	$2,686	$1,883	$187	$1,044	$14,089	$—	$26,024

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Auto
Performing	$12,465	$9,784	$2,960	$1,645	$680	$347	$—	$—	$27,881
Non-performing	5	62	—	—	—	1	—	—	68
Total Auto	$12,470	$9,846	$2,960	$1,645	$680	$348	$—	$—	$27,949
Other
Performing	$5,000	$3,200	$2,131	$214	$1,005	$172	$13,081	$—	$24,803
Non-performing	17	—	—	2	—	—	—	—	19
Total Other	$5,017	$3,200	$2,131	$216	$1,005	$172	$13,081	$—	$24,822

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of March 31, 2021 and December 31, 2020 (in thousands):

	Consumer
Risk	March 31, 2021	December 31, 2020
Transactor accounts	$45,854	$51,017
Revolver accounts (by FICO score):
Less than 600	7,299	7,230
600-619	2,633	2,950
620-639	4,897	5,493
640-659	8,802	9,497
660-679	15,099	15,541
680-699	17,756	19,345
700-719	16,669	18,048
720-739	15,470	16,288
740-759	12,499	13,944
760-779	8,698	9,493
780-799	6,480	7,088
800-819	4,748	5,513
820-839	3,681	4,570
840+	2,231	2,664
Total	$172,816	$188,681

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of March 31, 2021 and December 31, 2020 (in thousands):

	Consumer
Risk	March 31, 2021	December 31, 2020
Current	$176,448	$170,412
Past Due	7,242	7,875
Total	$183,690	$178,287

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2021 and December 31, 2020 (in thousands):

	Leases		Other
Risk	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Non-watch list – Pass	$2,381	$2,413	$176,856	$187,924
Watch – Pass	—	—	664	350
Special Mention	—	—	—	—
Substandard	—	—	206	208
Doubtful	—	—	—	—
Total	$2,381	$2,413	$177,726	$188,482

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation account that is deducted from loans’ and held-to-maturity (HTM) securities’ amortized cost bases to present the net amount expected to be collected on the instrument.  Loans and HTM securities are charged off against the ACL when management believes the balance has become uncollectible.  Expected recoveries are included in the allowance and do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The ACL for HTM securities segment is measured using a loss rate method based on historical bond rating transitions.  Primary risk drivers within the segment are bond ratings in the portfolio along with changes of macro-economic conditions.  For further discussion on these securities, including the aging and amortized cost balance of HTM securities, see Note 5, “Securities.”

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

Loans that do not share risk characteristics are evaluated on an individual basis.  Loans evaluated individually include loans on nonaccrual, loans classified as TDRs, or any loans specifically identified, and are excluded from the collective evaluation.  When it is determined that payment of interest or recovery of all principal is questionable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.  All loans are classified as collateral dependent if placed on non-accrual or are considered to be a TDR.

A loan modification is considered a TDR when a concession has been granted to a debtor experiencing financial difficulties.  The allowance for credit loss on a TDR is measured using the discounted cash flow method.  When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows, including contractual payments and value of collateral at termination, at the original effective interest rate of the loan.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(4,717)	—	—	(76)	(109)	(1,692)	(8)	(6,602)	—	(6,602)
Recoveries	126	115	509	59	23	442	18	1,292	—	1,292
Provision	1,459	(661)	(2,397)	(2,386)	(791)	(2,392)	(681)	(7,849)	349	(7,500)
Ending balance - ACL	$119,568	$4,673	$60,043	$4,183	$603	$12,144	$1,600	$202,814	$2,959	$205,773
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588

	Three Months Ended March 31, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Adjusted beginning balance	66,990	2,693	16,877	2,775	574	16,653	1,136	107,698	3,120	110,818
Charge-offs	(1,315)	—	(6,062)	(13)	(248)	(2,126)	—	(9,764)	—	(9,764)
Recoveries	1,476	—	21	14	97	484	—	2,092	—	2,092
Provision	55,381	856	24,559	1,401	704	3,812	1,172	87,885	115	88,000
Ending balance - ACL	$122,532	$3,549	$35,395	$4,177	$1,127	$18,823	$2,308	$187,911	$3,235	$191,146
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$27,993	$4,974	$8,872
Agriculture	2,188	—	2,188
Total Commercial and industrial	30,181	4,974	11,060
Specialty lending:
Asset-based lending	17,643	4,184	234
Factoring	1,440	—	1,440
Total Specialty lending	19,083	4,184	1,674
Commercial real estate:
Owner-occupied	16,261	255	10,869
Non-owner-occupied	—	—	—
Farmland	1,829	—	1,829
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,403	717	2,719
Total Commercial real estate	21,493	972	15,417
Consumer real estate:
HELOC	3,301	—	3,301
First lien: 1-4 family	1,974	—	1,974
Junior lien: 1-4 family	181	—	181
Total Consumer real estate	5,456	—	5,456
Consumer:
Revolving line	—	—	—
Auto	55	—	55
Other	18	—	18
Total Consumer	73	—	73
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$76,286	$10,130	$33,680

	December 31, 2020
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$29,684	$4,828	$5,830
Agriculture	4,086	—	4,086
Total Commercial and industrial	33,770	4,828	9,916
Specialty lending:
Asset-based lending	17,875	4,490	242
Factoring	1,561	173	—
Total Specialty lending	19,436	4,663	242
Commercial real estate:
Owner-occupied	16,539	—	16,539
Non-owner-occupied	—	—	—
Farmland	8,625	—	8,625
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,423	582	770
Total Commercial real estate	28,587	582	25,934
Consumer real estate:
HELOC	3,170	—	3,170
First lien: 1-4 family	2,468	54	2,047
Junior lien: 1-4 family	212	—	212
Total Consumer real estate	5,850	54	5,429
Consumer:
Revolving line	—	—	—
Auto	69	—	69
Other	19	—	19
Total Consumer	88	—	88
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$87,731	$10,127	$41,609

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of March 31, 2021 and March 31, 2020.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three-month periods ended March 31, 2021 and March 31, 2020, the Company had no new TDRs.  For the three-month periods ended March 31, 2021 and March 31, 2020, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$49,137	$687	$(345)	$49,479
U.S. Agencies	89,474	5,431	—	94,905
Mortgage-backed	5,928,662	140,503	(79,559)	5,989,606
State and political subdivisions	3,391,669	146,951	(15,679)	3,522,941
Corporates	93,455	3,191	(185)	96,461
Total	$9,552,397	$296,763	$(95,768)	$9,753,392

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$29,911	$829	$—	$30,740
U.S. Agencies	89,554	6,395	—	95,949
Mortgage-backed	5,266,394	202,944	(1,157)	5,468,181
State and political subdivisions	3,424,309	199,848	(538)	3,623,619
Corporates	77,566	3,649	(16)	81,199
Total	$8,887,734	$413,665	$(1,711)	$9,299,688

The following table presents contractual maturity information for securities available for sale at March 31, 2021 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$227,526	$228,849
Due after 1 year through 5 years	539,250	556,353
Due after 5 years through 10 years	686,132	707,146
Due after 10 years	2,170,827	2,271,438
Total	3,623,735	3,763,786
Mortgage-backed securities	5,928,662	5,989,606
Total securities available for sale	$9,552,397	$9,753,392

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2021, proceeds from the sales of securities available for sale were $129.1 million compared to $84.4 million for the same period in 2020.  Securities transactions resulted in gross realized gains of $2.7 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. There were no gross realized losses for either the three months ended March 31, 2021 or 2020.

Securities available for sale with a fair value of $7.3 billion at March 31, 2021 and $7.8 billion at December 31, 2020 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of these amounts, securities with a market value of $214.9 million and $371.5 million at March 31, 2021 and December 31, 2020, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $33.6 million and $42.6 million as of March 31, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available for sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020 (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	3	$14,161	$(345)	—	$—	$—	3	$14,161	$(345)
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	168	2,871,680	(79,559)	—	—	—	168	2,871,680	(79,559)
State and political subdivisions	519	565,317	(15,477)	4	2,531	(202)	523	567,848	(15,679)
Corporates	26	25,524	(185)	—	—	—	26	25,524	(185)
Total	716	$3,476,682	$(95,566)	4	$2,531	$(202)	720	$3,479,213	$(95,768)

	Less than 12 months			12 months or more			Total
December 31, 2020	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	16	174,234	(1,157)	—	—	—	16	174,234	(1,157)
State and political subdivisions	24	55,653	(279)	6	2,833	(259)	30	58,486	(538)
Corporates	4	5,335	(16)	—	—	—	4	5,335	(16)
Total	44	$235,222	$(1,452)	6	$2,833	$(259)	50	$238,055	$(1,711)

The unrealized losses in the Company’s investments in U.S. Treasury securities, Government Sponsored Entity (GSE) mortgage-backed securities, State and political subdivisions, and Corporates were caused by changes in interest rates, and not from a decline in credit of the underlying issuers.  The U.S. Treasury, U.S. Agency, and GSE mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.

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

As of March 31, 2021 and December 31, 2020, there was no ACL related to the Company’s available for sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held to maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at March 31, 2021 and December 31, 2020, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$1,372	$15	$—	$1,387
Due after 1 year through 5 years	121,217	1,703	(137)	122,783
Due after 5 years through 10 years	416,437	4,020	(6,858)	413,599
Due after 10 years	503,644	1,821	(31,105)	474,360
Total state and political subdivisions	$1,042,670	$7,559	$(38,100)	$1,012,129
Allowance for credit losses	(2,959)
Total state and political subdivisions, net of allowance for credit losses	$1,039,711

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$4,907	$29	$—	$4,936
Due after 1 year through 5 years	123,643	3,402	(144)	126,901
Due after 5 years through 10 years	423,759	12,845	(1,566)	435,038
Due after 10 years	462,305	13,447	(13,183)	462,569
Total state and political subdivisions	$1,014,614	$29,723	$(14,893)	$1,029,444
Allowance for credit losses	(2,610)
Total state and political subdivisions, net of allowance for credit losses	$1,012,004

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 30, 2021 or 2020.

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020, respectively (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$476,985	$(21,027)	$104,720	$(17,073)	$581,705	$(38,100)
Total	$476,985	$(21,027)	$104,720	$(17,073)	$581,705	$(38,100)

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)
Total	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following tables show the amortized cost basis by credit rating of the Company’s held to maturity investments at March 31, 2021 and December 31, 2020 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
March 31, 2021	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$332,322	$596,257	$17,079	$7,954	$953,612
Utilities	56,233	32,825	—	—	89,058
Total state and political subdivisions	$388,555	$629,082	$17,079	$7,954	$1,042,670

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2020	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$340,290	$558,786	$18,078	$8,135	$925,289
Utilities	56,232	33,093	—	—	89,325
Total state and political subdivisions	$396,522	$591,879	$18,078	$8,135	$1,014,614

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

All held to maturity securities were current and not past due at March 31, 2021 and December 31, 2020.

Accrued interest on securities held to maturity totaled $6.7 million and $5.3 million as March 31, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available for sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

Trading Securities

There were net unrealized losses on trading securities of $40 thousand and net unrealized gains of $150 thousand at March 31, 2021 and 2020, respectively.  Net unrealized gains/losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $2.0 million and $2.2 million at March 31, 2020 and December 31, 2020, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
FRB and FHLB stock	$36,222	$33,222
Equity securities with readily determinable fair values	133,979	134,197
Equity securities without readily determinable fair values	128,008	128,634
Total	$298,209	$296,053

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Equity securities without readily determinable fair values include equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  As of December 31, 2020, equity securities without readily determinable fair values also included Prairie Capital Management (PCM) alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments.  During the first quarter of 2021, the Company sold its membership interests in PCM.  Unrealized gains or losses on equity securities with and without readily determine fair values are recognized in the Investment securities gains, net line of the Company’s Consolidated Statements of Income.

Investment Securities (Losses) Gains, Net

The table below presents the components of Investments securities (losses) gains, net for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Investment securities (losses) gains, net
Available-for-sale debt securities:
Gains realized on sales	$2,720	$1,227
Equity securities with readily determinable fair values:
Fair value adjustments, net	(13,918)	—
Equity securities without readily determinable fair values:
Fair value adjustments, net	2,862	2,293
Total investment securities (losses) gains, net	$(8,336)	$3,520

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2021 and December 31, 2020 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2021	$59,419	$51,332	$70,116	$180,867
Sale of component of business segment	—	—	(6,349)	(6,349)
Balances as of March 31, 2021	$59,419	$51,332	$63,767	$174,518

Balances as of January 1, 2020	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2020	$59,419	$51,332	$70,116	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,167	$121,226
Accumulated amortization	49,056	54,377	103,433
Net carrying amount	$1,003	$16,790	$17,793

	As of December 31, 2020
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,928	$139,987
Accumulated amortization	48,746	70,185	118,931
Net carrying amount	$1,313	$19,743	$21,056

On March 31, 2021, the Company sold its membership interests in its Prairie Capital Management, LLC and UMB Merchant Banc, LLC subsidiaries, a component of its Personal Banking segment.  The sale included disposition of $6.3 million of goodwill and $1.9 million of net unamortized customer relationship intangibles.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2021	2020
Aggregate amortization expense	$1,380	$1,734

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2021	$3,377
For the year ending December 31, 2022	3,920
For the year ending December 31, 2023	3,323
For the year ending December 31, 2024	2,704
For the year ending December 31, 2025	2,608

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2021 and December 31, 2020, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2021
	Remaining Contractual Maturities of the Agreements
	Overnight	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$18,702	$—	$—	$18,702
U.S. Agencies	2,039,634	481,430	2,751	2,523,815
Total repurchase agreements	$2,058,336	$481,430	$2,751	$2,542,517

	As of December 31, 2020
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$2,440	$—	$—	$2,440
U.S. Agencies	1,757,119	489,302	1,000	2,247,421
Total repurchase agreements	$1,759,559	$489,302	$1,000	$2,249,861

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments:  Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2021.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

The following summaries provide information about the activities of each Business Segment:

Commercial Banking serves the commercial banking and treasury management needs of the Company’s small to middle-market businesses through a variety of products and services. Such services include commercial loans, commercial real estate financing, commercial credit cards, letters of credit, loan syndication services, and consultative services. In addition, the Company’s specialty lending group offers a variety of business solutions including asset-based lending, accounts receivable financing, mezzanine debt and minority equity investments.  Treasury management services include depository services, account reconciliation and cash management tools such as, accounts payable and receivable solutions, electronic funds transfer and automated payments, controlled disbursements, lockbox services and remote deposit capture services.

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

Personal Banking combines consumer banking and wealth management services offered to clients and delivered through personal relationships and the Company’s bank branches, ATM network and internet banking.  Products offered include deposit accounts, retail credit cards, installment loans, home equity lines of credit, residential mortgages, and small business loans.  The range of client services extends from a basic checking account to estate planning and trust services and includes private banking, brokerage services, and insurance services in addition to a full spectrum of investment advisory, trust, and custody services.

Business Segment Information

Business Segment financial results for the three months ended March 31, 2021 and March 31, 2020 were as follows (in thousands):

	Three Months Ended March 31, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$133,032	$22,138	$38,945	$194,115
Provision for credit losses	(8,182)	220	462	(7,500)
Noninterest income	7,385	68,421	33,091	108,897
Noninterest expense	65,645	71,282	64,019	200,946
Income before taxes	82,954	19,057	7,555	109,566
Income tax expense	12,813	2,943	1,167	16,923
Net income	$70,141	$16,114	$6,388	$92,643
Average assets	$14,204,000	$11,603,000	$7,245,000	$33,052,000

	Three Months Ended March 31, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$106,948	$33,036	$33,957	$173,941
Provision for credit losses	82,220	275	5,505	88,000
Noninterest income	11,240	61,952	25,232	98,424
Noninterest expense	59,043	68,453	61,123	188,619
(Loss) income before taxes	(23,075)	26,260	(7,439)	(4,254)
Income tax (benefit) expense	(4,421)	5,032	(1,426)	(815)
Net (loss) income	$(18,654)	$21,228	$(6,013)	$(3,439)
Average assets	$11,601,000	$9,011,000	$5,428,000	$26,040,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended March 31, 2021 and March 31, 2020, the Company had $7.8 million and $8.4 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

Investment securities gains, net – In the regular course of business, the Company recognizes gains on the sale of available-for-sale securities. Additionally, the Company recognizes gains and losses on equity securities with readily determinable fair values and equity securities without readily determinable fair values.  These gains and losses are recognized in accordance with ASC 321, Equity Securities, and are outside of the scope of ASC 606.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2021.  Total receivables from revenue recognized under the scope of ASC 606 were $69.7 million and $62.1 million as of March 31, 2021 and December 31, 2020, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three months ended March 31, 2021 and March 31, 2020.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2021 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended March 31, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$37,485	$17,349	$—	$54,834
Trading and investment banking	—	301	—	9,055	9,356
Service charges on deposit accounts	7,528	12,577	1,801	70	21,976
Insurance fees and commissions	—	—	420	—	420
Brokerage fees	64	1,319	1,951	—	3,334
Bankcard fees	12,369	4,813	5,107	(7,616)	14,673
Investment securities losses, net	—	—	—	(8,336)	(8,336)
Other	231	404	669	11,336	12,640
Total Noninterest income	$20,192	$56,899	$27,297	$4,509	$108,897

	Three Months Ended March 31, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$31,262	$15,738	$—	$47,000
Trading and investment banking	—	656	—	1,067	1,723
Service charges on deposit accounts	6,892	15,607	2,539	43	25,081
Insurance fees and commissions	—	—	259	—	259
Brokerage fees	59	7,590	2,211	—	9,860
Bankcard fees	14,988	4,724	4,990	(8,157)	16,545
Investment securities gains, net	—	—	—	3,520	3,520
Other	400	438	713	(7,115)	(5,564)
Total Noninterest income	$22,339	$60,277	$26,450	$(10,642)	$98,424

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	March 31,	December 31,
	2021	2020
Commitments to extend credit for loans (excluding credit card loans)	$9,353,712	$8,851,333
Commitments to extend credit under credit card loans	3,537,324	3,472,339
Commercial letters of credit	4,852	3,160
Standby letters of credit	331,051	346,617
Forward contracts	53,065	51,273
Spot foreign exchange contracts	3,923	680

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

The ACL for off-balance sheet credit exposures was $5.6 million at both March 31, 2021 and December 31, 2020 and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  No provision for off-balance sheet credit exposures was recorded for the three months ended March 31, 2021 or 2020.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2021 and December 31, 2020.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2021	2020	2021	2020
Interest Rate Products:
Derivatives not designated as hedging instruments	$65,538	$103,506	$16,911	$9,375
Derivatives designated as hedging instruments	1	48	468	—
Total	$65,539	$103,554	$17,379	$9,375

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of March 31, 2021, the Company had five interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and municipal bond securities.  These swaps had an aggregate notional amount of $508.2 million as of March 31, 2021.  As of December 31, 2020, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.  This swap had a notional amount of $5.0 million as of December 31, 2020.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of March 31, 2021 and December 31, 2020, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both March 31, 2021 and December 31, 2020.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $15.9 million, or $12.0 million net of tax, and $17.0 million, or $12.9 million net of tax, as of March 31, 2021 and December 31, 2020, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 3.4 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The Company expects to reclassify $1.3 million from AOCI to Interest expense and $4.7 million from AOCI to Interest income during the next 12 months.  As of March 31, 2021, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 15.5 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income.  As of March 31, 2021, the Company had 180 interest rate swaps with an aggregate notional amount of $2.5 billion related to this program.  As of December 31, 2020, the Company had 176 interest rate swaps with an aggregate notional amount of $2.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Interest Rate Products
Derivatives not designated as hedging instruments	$489	$(259)
Total	$489	$(259)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$9,328	$(203)
Fair value adjustments on hedged items	(9,251)	202
Total	$77	$(1)

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	For the Three Months Ended March 31, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,166	$1,721	$(555)
Interest rate swaps	6,503	6,503	—	(324)	(324)	—
Total	$6,503	$6,503	$—	$842	$1,397	$(555)

	For the Three Months Ended March 31, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$24,934	$29,296	$(4,362)	$(636)	$—	$(636)
Interest rate swaps	(10,409)	(10,409)	—	(132)	(132)	—
Total	$14,525	$18,887	$(4,362)	$(768)	$(132)	$(636)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $5.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2021, the Company had posted $10.6 million of collateral. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at March 31, 2021
Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$3,896	$3,896	$—	$—
U.S. Agencies	3,933	—	3,933	—
State and political subdivisions	17,296	—	17,296	—
Corporates	3,133	3,133	—	—
Trading – other	841	841	—	—
Trading securities	29,099	7,870	21,229	—
U.S. Treasury	49,479	49,479	—	—
U.S. Agencies	94,905	—	94,905	—
Mortgage-backed	5,989,606	—	5,989,606	—
State and political subdivisions	3,522,941	—	3,522,941	—
Corporates	96,461	96,461	—	—
Available for sale securities	9,753,392	145,940	9,607,452	—
Equity securities with readily determinable fair values	133,979	133,979	—	—
Company-owned life insurance	64,607	—	64,607	—
Bank-owned life insurance	389,806	—	389,806	—
Derivatives	65,539	—	65,539	—
Total	$10,436,422	$287,789	$10,148,633	$—
Liabilities
Derivatives	$17,379	$—	$17,379	$—
Securities sold not yet purchased	2,001	—	2,001	—
Total	$19,380	$—	$19,380	$—

	Fair Value Measurement at December 31, 2020
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$651	$651	$—	$—
U.S. Agencies	1,568	—	1,568	—
Mortgage-backed	4	—	4	—
State and political subdivisions	18,545	—	18,545	—
Corporates	711	711	—	—
Trading – other	13,541	13,541	—	—
Trading securities	35,020	14,903	20,117	—
U.S. Treasury	30,740	30,740	—	—
U.S. Agencies	95,949	—	95,949	—
Mortgage-backed	5,468,181	—	5,468,181	—
State and political subdivisions	3,623,619	—	3,623,619	—
Corporates	81,199	81,199	—	—
Available for sale securities	9,299,688	111,939	9,187,749	—
Equity securities with readily determinable fair values	134,197	134,197	—	—
Company-owned life insurance	63,575	—	63,575	—
Bank-owned life insurance	387,513	—	387,513	—
Derivatives	103,554	—	103,554	—
Total	$10,023,547	$261,039	$9,762,508	$—
Liabilities
Derivatives	$9,375	$—	$9,375	$—
Securities sold not yet purchased	2,177	—	2,177	—
Total	$11,552	$—	$11,552	$—

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

Assets measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at March 31, 2021 Using
Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Three Months Ended March 31
Collateral dependent assets	$32,476	$—	$—	$32,476	$(3)
Other real estate owned	—	—	—	—	—
Total	$32,476	$—	$—	$32,476	$(3)

	Fair Value Measurement at December 31, 2020 Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$35,995	$—	$—	$35,995	$(9,389)
Other real estate owned	2,798	—	—	2,798	(938)
Total	$38,793	$—	$—	$38,793	$(10,327)

Valuation methods for instruments measured at fair value on a non-recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Collateral Dependent Assets Collateral dependent assets are assets evaluated as part of the ACL on an individual basis.  Those assets for which there is an associated allowance are considered financial assets measured at fair value on a non-recurring basis.  Adjustments are recorded on certain assets to reflect write-downs that are based on the external appraised value of the underlying collateral.  The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued.  In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuations of the collateral dependent assets are reviewed on a quarterly basis.  Because many of these inputs are not observable, the measurements are classified as Level 3.

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

The estimated fair value of the Company’s financial instruments at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Fair Value Measurement at March 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,877,806	$4,247,993	$1,629,813	$—	$5,877,806
Securities available for sale	9,753,392	145,940	9,607,452	—	9,753,392
Securities held to maturity (exclusive of allowance for credit losses)	1,042,670	—	1,012,129	—	1,012,129
Trading securities	29,099	7,870	21,229	—	29,099
Other securities	298,209	133,979	164,320	—	298,299
Loans (exclusive of allowance for credit losses)	16,507,660	—	16,820,506	—	16,820,506
Derivatives	65,539	—	65,539	—	65,539
FINANCIAL LIABILITIES
Demand and savings deposits	27,616,227	27,616,227	—	—	27,616,227
Time deposits	664,565	—	664,565	—	664,565
Other borrowings	2,759,818	217,301	2,542,517	—	2,759,818
Long-term debt	270,074	—	293,386	—	293,386
Derivatives	17,379	—	17,379	—	17,379
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					1,583
Commercial letters of credit					76
Standby letters of credit					777

	Fair Value Measurement at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,191,015	$3,540,680	$1,650,335	$—	$5,191,015
Securities available for sale	9,299,688	111,939	9,187,749	—	9,299,688
Securities held to maturity (exclusive of allowance for credit losses)	1,014,614	—	1,029,444	—	1,029,444
Trading securities	35,020	14,903	20,117	—	35,020
Other securities	296,053	134,197	161,856	—	296,053
Loans (exclusive of allowance for credit losses)	16,110,359	—	16,413,132	—	16,413,132
Derivatives	103,554	—	103,554	—	103,554
FINANCIAL LIABILITIES
Demand and savings deposits	26,175,156	26,175,156	—	—	26,175,156
Time deposits	876,095	—	879,841	—	879,841
Other borrowings	2,315,497	65,636	2,249,861	—	2,315,497
Long-term debt	269,595	—	299,858	—	299,858
Derivatives	9,375	—	9,375	—	9,375
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,405
Commercial letters of credit					150
Standby letters of credit					3,365

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity Fair value of held-to-maturity securities are estimated by discounting the future cash flows using current market rates.

Other securities Amount consists of FRB and FHLB stock held by the Company, equity securities with readily determinable fair values, and equity securities without readily determinable fair values, including equity-method investments and other miscellaneous investments.  The carrying amount of the FRB and FHLB stock equals its fair value because the shares can only be redeemed by the FRB and FHLB at their carrying amount. Equity securities with readily determinable fair values are measured at fair value using quoted market prices.  Equity securities without readily determinable fair values are carried at cost, which approximates fair value.  As of December 31, 2020, equity securities without readily determinable fair values also included PCM equity-method investments, for which the Company’s proportionate share of the income or loss was recognized on a one-quarter lag based on the valuation of the underlying investment(s).

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2021 and December 31, 2020.

Time deposits The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates that are currently offered for deposits of similar remaining maturities.

Other borrowings The carrying amounts of federal funds purchased, repurchase agreements and other short-term debt are reasonable estimates of their fair value because of the short-term nature of their maturities. Federal funds purchased are classified as Level 1 based on availability of quoted market prices and repurchase agreements and other short-term debt are classified as Level 2.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month period ended March 31, 2021.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•

adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to the Company’s business, financial position, results of operations, and prospects; or

•

other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Form 10-Q, in the Risk Factors (Item 1A) in the Form 10-K, or in any of the Company’s quarterly or current reports.

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

Overview

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the American

Rescue Plan Act of 2021, both including the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the first quarter of 2021, the Company’s results of operations included continued maintenance of the ACL at a level appropriate given the state of key macroeconomic variables utilized in the econometric models at March 31, 2021.  Additionally, the Company continued to see impacts of the volatile equity and debt markets and low interest rate environment in its fee-based businesses.

In response to the COVID-19 pandemic, the Company formed a Pandemic Taskforce and a steering group comprised of associates across multiple lines of business and support functions and has taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts resulting from the COVID-19 pandemic. Approximately 65% of the Company’s associates are working remotely.  The Company has also increased purchases of computer hardware to support a remote workforce, as well as incurred additional cleaning and janitorial expense to disinfect branch and office locations.  The Company has actively worked with customers impacted by the economic downturn by offering payment deferrals and other loan modifications.  See further details under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

In light of volatility in the capital markets and economic disruptions, the Company continues to carefully monitor its capital and liquidity position.  The Company continues to anticipate that it will have sufficient capital levels to meet all applicable regulatory capital requirements as the economy recovers from the COVID-19 pandemic.

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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the first quarter of 2021, total revenue increased $30.6 million, or 11.3%, as compared to the first quarter of 2020, while noninterest expense increased $12.3 million, or 6.5%, for the same period.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  During the first quarter of 2021, the Company had an increase in net interest income of $20.2 million, or 11.6%, from the same period in 2020.  The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, offset by a decrease in rates compared to the first quarter of 2020.  Loans recorded under the PPP increased loan interest income by $13.4 million in the first quarter of 2021.  The additional increase in interest income was driven by an increase of $1.3 billion in average non-PPP loans.  These increases were offset by interest rate reductions in March 2020.  Average loan balances increased $2.6 billion, or 19.3%, for the first quarter of 2021, compared to the same period in 2020. Average PPP loans account for $1.3 billion of this variance.  The funding for these assets was driven primarily by a 20.9% increase in average interest-bearing liabilities and a 50.2% increase in noninterest-bearing deposits.  Net interest margin, on a tax-equivalent basis, decreased 38 basis points compared to the same period in 2020, in large part due to a decrease in one-month LIBOR rates, excess liquidity buildup, and repricing of earning assets in the low interest rate environment.  These declines were partially offset by a 67-basis point decrease in cost of interest-bearing deposits.  Net interest spread contracted by 16 basis points during the same period.  The Company expects to see continued volatility in the economic markets and governmental responses to the COVID-19 pandemic.  These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $10.5 million, or 10.6%, to $108.9 million for the three months ended March 31, 2021, compared to the same period in 2020.  This change is primarily due to an increase in the market value of company-owned life insurance, trust and securities processing, and trading and investment banking income, offset by a decrease in the value on the company’s investment in Tattooed Chef, Inc. (TTCF).  See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At March 31, 2021, noninterest income represented 35.9% of total revenues, compared to 36.1% at March 31, 2020.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At March 31, 2021, the Company had $3.0 billion in total shareholders’ equity.  This is an increase of $294.8 million, or 11.1%, compared to total shareholders’ equity at March 31, 2020.  At March 31, 2021, the Company had a total risk-based capital ratio of 14.28%.  The Company repurchased 52,658 shares of common stock at an average price of $76.47 per share during the first quarter of 2021.  Total risk-based capital was favorably impacted by the $200 million subordinated note issuance during the third quarter of 2020.  For additional information regarding the subordinated note issuance, please see the summary discussion in the “Deposits and Borrowed Funds” section included below.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2021.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $92.6 million for the three-month period ended March 31, 2021, compared to a net loss of $3.4 million for the same period a year earlier.  Basic earnings per share for the first quarter of 2021 was $1.93 per share ($1.91 per share fully-diluted) compared to basic losses per share of $0.07 per share ($0.07 per share fully-diluted) for the first quarter of 2020.  Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2021 were 1.14% and 12.56%, respectively, compared to (0.05)% and (0.51)%, respectively, for the three-month period ended March 31, 2020.

Net interest income for the three-month period ended March 31, 2021 increased $20.2 million, or 11.6%, compared to the same period in 2020.  For the three-month period ended March 31, 2021, average earning assets increased by $7.0 billion, or 28.4%, compared to the same period in 2020.  Net interest margin, on a tax-equivalent basis, decreased to 2.59% for the three-month period ended March 31, 2021, compared to 2.97% for the same period in 2020.

The provision for credit losses decreased by $95.5 million for the three-month period ended March 31, 2021, as compared to the same period in 2020.  Provision expense in 2020 included increased expense related to the impact of numerous economic variables due to the COVID-19 pandemic.  The decline in the first quarter of 2021 represents a release of ACL based on positive macro-economic data and portfolio credit metrics.  The Company’s nonperforming loans decreased $20.3 million to $76.7 million at March 31, 2021, compared to March 31, 2020.  The ACL on loans as a percentage of total loans decreased to 1.23% as of March 31, 2021, compared to 1.35% at March 31, 2020.  For a description of the Company’s methodology for computing the allowance for credit losses, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $10.5 million, or 10.6%, for the three-month period ended March 31, 2021, compared to the same period in 2020.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $12.3 million, or 6.5%, for the three-month period ended March 31, 2021, compared to the same period in 2020.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three-month period ended March 31, 2021 increased $20.2 million, or 11.6%, compared to the same period in 2020.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2021 decreased 16 basis points as compared to the same period in 2020.  Net interest margin for the three months ended March 31, 2021 decreased 38 basis points compared to the same period in 2020.  The changes are primarily due to favorable volume variance on loans and securities and favorable rate variances on interest-bearing deposits, offset by unfavorable rate variances on earning assets.  Average PPP loans account for $1.3 billion for the three-month period ended March 31, 2021.  These variances have led to an increase in the Company’s net interest income during 2021, as compared to results for the same period in 2020.  The changes compared to last year have been impacted by loan growth and increased liquidity, offset by short-term interest rate cuts.  The Company expects to see continued volatility in the economic markets and governmental responses to these changes as a result of the COVID-19 pandemic.  These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.66% for the three-month period ended March 31, 2021, and 3.47% for the same period in 2020.

	Three Months Ended March 31,
	2021		2020
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$16,246,093	3.75%	$13,616,566	4.46%
Securities:
Taxable	6,398,188	1.72	4,694,418	2.33
Tax-exempt	4,301,256	2.98	4,063,042	3.05
Total securities	10,699,444	2.23	8,757,460	2.67
Federal funds and resell agreements	1,643,894	0.70	1,224,196	1.79
Interest-bearing due from banks	2,823,771	0.10	826,963	1.30
Other earning assets	17,540	4.30	48,102	5.84
Total earning assets	31,430,742	2.74	24,473,287	3.58
Allowance for credit losses	(219,672)		(112,751)
Other assets	1,841,224		1,679,390
Total assets	$33,052,294		$26,039,926
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$17,072,344	0.16%	$14,330,150	0.83%
Federal funds and repurchase agreements	2,519,373	0.30	2,030,385	1.26
Borrowed funds	269,576	4.78	70,647	7.73
Total interest-bearing liabilities	19,861,293	0.24	16,431,182	0.92
Noninterest-bearing demand deposits	9,753,680		6,495,611
Other liabilities	445,777		392,181
Shareholders' equity	2,991,544		2,720,952
Total liabilities and shareholders' equity	$33,052,294		$26,039,926
Net interest spread		2.50%		2.66%
Net interest margin		2.59		2.97

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $3.5 billion for the three-month period ended March 31, 2021, compared to the same period in 2020.  The benefit from interest-free funds decreased 22 basis points in the three-month period ended March 31, 2021, compared to the same period in 2020, due to decreased yields on earning assets, offset by a decrease in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2021 and 2020
	Volume	Rate	Total
Change in interest earned on:
Loans	$25,706	$(26,562)	$(856)
Securities:
Taxable	8,175	(8,225)	(50)
Tax-exempt	1,436	(876)	560
Federal funds sold and resell agreements	1,430	(4,061)	(2,631)
Interest-bearing due from banks	2,106	(4,066)	(1,960)
Trading	(350)	(145)	(495)
Interest income	38,503	(43,935)	(5,432)
Change in interest incurred on:
Interest-bearing deposits	4,722	(27,656)	(22,934)
Federal funds purchased and repurchase agreements	1,233	(5,728)	(4,495)
Other borrowed funds	2,508	(685)	1,823
Interest expense	8,463	(34,069)	(25,606)
Net interest income	$30,040	$(9,866)	$20,174

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2021		2020	Change
Average earning assets	$31,430,742	$	$24,473,287	$6,957,455
Interest-bearing liabilities	19,861,293		16,431,182	3,430,111
Interest-free funds	$11,569,449		$8,042,105	$3,527,344
Free funds ratio (interest free funds to average earning assets)	36.81%		32.86%	3.95%
Tax-equivalent yield on earning assets	2.74		3.58	(0.84)
Cost of interest-bearing liabilities	0.24		0.92	(0.68)
Net interest spread	2.50		2.66	(0.16)
Benefit of interest-free funds	0.09		0.31	(0.22)
Net interest margin	2.59%		2.97%	(0.38)%

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

Based on the factors above, management of the Company recorded a reduction of $7.5 million as provision for credit losses for the three-month period ended March 31, 2021, compared to $88.0 million for the same period in 2020.  This decrease is the result of applying the methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment.  As illustrated in Table 3 below, the ACL on loans decreased to 1.23% of total loans as of March 31, 2021, compared to 1.35% of total loans as of March 31, 2020.

Table 3 presents a summary of the Company’s ACL for the three-month periods ended March 31, 2021 and 2020, and for the year ended December 31, 2020.  Net charge-offs were $5.3 million for the three-month period ended March 31, 2021, compared to $7.7 million for the same period in 2020.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2021	2020	2020
Allowance – January 1	$218,583	$101,788	$101,788
Cumulative effect adjustment(1)	—	9,030	9,030
Adjusted allowance – January 1	218,583	110,818	110,818
Provision for credit losses	(7,500)	88,000	127,890
Charge-offs:
Commercial and industrial	(4,717)	(1,315)	(8,587)
Specialty lending	—	—	—
Commercial real estate	—	(6,062)	(11,939)
Consumer real estate	(76)	(13)	(219)
Consumer	(109)	(248)	(607)
Credit cards	(1,692)	(2,126)	(7,326)
Leases and other	(8)	—	(11)
Total charge-offs	(6,602)	(9,764)	(28,689)
Recoveries:
Commercial and industrial	126	1,476	6,473
Specialty lending	115	—	—
Commercial real estate	509	21	91
Consumer real estate	59	14	69
Consumer	23	97	307
Credit cards	442	484	1,618
Leases and other	18	—	6
Total recoveries	1,292	2,092	8,564
Net charge-offs	(5,310)	(7,672)	(20,125)
Allowance for credit losses – end of period	$205,773	$191,146	$218,583
Allowance for credit losses on loans	$202,814	$187,911	$215,973
Allowance for credit losses on held to maturity securities	2,959	3,235	2,610
Loans at end of period, net of unearned interest	16,497,385	13,949,710	16,103,651
Held to maturity securities at end of period	1,042,670	1,114,160	1,014,614
Total assets at amortized cost	17,540,055	15,063,870	17,118,265
Average loans, net of unearned interest	16,230,886	13,609,726	15,109,392
Allowance for credit losses on loans to loans at end of period	1.23%	1.35%	1.34%
Allowance for credit losses – end of period to total assets at amortized cost	1.17%	1.27%	1.28%
Allowance as a multiple of net charge-offs	9.56x	6.19x	10.86x
Net charge-offs to average loans	0.13%	0.23%	0.13%
(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2021	2020	21-20	21-20
Trust and securities processing	$54,834	$47,000	$7,834	16.7%
Trading and investment banking	9,356	1,723	7,633	443.0
Service charges on deposits	21,976	25,081	(3,105)	(12.4)
Insurance fees and commissions	420	259	161	62.2
Brokerage fees	3,334	9,860	(6,526)	(66.2)
Bankcard fees	14,673	16,545	(1,872)	(11.3)
Investment securities (losses) gains, net	(8,336)	3,520	(11,856)	(336.8)
Other	12,640	(5,564)	18,204	(327.2)
Total noninterest income	$108,897	$98,424	$10,473	10.6%

Noninterest income increased by $10.5 million, or 10.6%, during the three-month period ended March 31, 2021, compared to the same period in 2020.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three-month period ended March 31, 2021, compared to the same period in 2020, was primarily due to an increase in fund services, trust services, and corporate trust revenues.  For the three-month period ended March 31, 2021, fund services revenue increased $5.0 million, or 23.0%, trust services increased $1.6 million, or 9.7%, and corporate trust revenue increased $1.2 million, or 13.8%.  The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended March 31, 2021 increased $7.6 million, or 443.0%, compared to the same period in 2020.  This increase was primarily driven by increased trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended March 31, 2021 decreased by $3.1 million, or 12.4%, compared to the same period last year, driven by lower healthcare income related to customer and conversion fees.

Brokerage fees for the three-month period ended March 31, 2021 decreased $6.5 million, or 66.2%, compared to the same period in 2020.  This decrease was driven by lower 12b-1 fees.  The recent reduction in short-term interest rates will impact the income in this category the remainder of the year.

Investment securities (losses) gains, net for the three-month period ended March 31, 2021 decreased by $11.9 million, or 336.8%, compared to the same period in 2020. This decrease was driven by the $16.1 million mark-to-market loss on the company’s investment in TTCF, during the first quarter of 2021, partially offset by increased gains on sales of available for sale securities and equity earnings on alternative investments.  The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets.  The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the

Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended March 31, 2021, increased $18.2 million, or 327.2%, driven by an increase of $15.0 million in company-owned life insurance and a gain of $4.3 million on the sale of PCM. The increase in company-owned life insurance is offset by a proportionate increase in deferred compensation expense.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2021	2020	21-20	21-20
Salaries and employee benefits	$127,681	$111,060	$16,621	15.0%
Occupancy, net	11,935	12,180	(245)	(2.0)
Equipment	19,615	21,241	(1,626)	(7.7)
Supplies and services	3,492	4,185	(693)	(16.6)
Marketing and business development	2,345	4,640	(2,295)	(49.5)
Processing fees	15,417	13,390	2,027	15.1
Legal and consulting	5,755	6,110	(355)	(5.8)
Bankcard	4,956	4,860	96	2.0
Amortization of other intangible assets	1,380	1,734	(354)	(20.4)
Regulatory fees	2,546	2,366	180	7.6
Other	5,824	6,853	(1,029)	(15.0)
Total noninterest expense	$200,946	$188,619	$12,327	6.5%

Noninterest expense increased by $12.3 million, or 6.5%, for the three-month period ended March 31, 2021, compared to the same period in 2020.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $16.6 million, or 15.0%, for the three-month period ended March 31, 2021, compared to the same period in 2020.  Employee benefits expense increased $14.9 million, or 125.1%, for the three-month period ended March 31, 2021, compared to the same period in 2020, driven by changes in deferred compensation expense.  Bonus and commission expense increased $2.1 million, or 8.2%, for the three-month period ended March 31, 2021, compared to the same period in 2020.  These increases were partially offset by a decrease in salaries and wages of $353 thousand, or 0.5%, for the three-month period ended March 31, 2021, compared to the same period in 2020.

Equipment expense decreased $1.6 million, or 7.7%, for the three-month period ended March 31, 2021, compared to the same period in 2020, primarily due to lower software and equipment maintenance expense.

Marketing and business development expense decreased $2.3 million, or 49.5%, for the three-month period ended March 31, 2021, compared to the same period in 2020, primarily due to lower travel and entertainment expense due to the COVID-19 pandemic.

Processing fees increased $2.0 million, or 15.1%, for the three-month period ended March 31, 2021, compared to the same period in 2020, primarily due to the increased software subscription costs and higher institutional foreign currency processing costs.

Other expense decreased $1.0 million, or 15.0%, for the three-month period ended March 31, 2021, compared to the same period in 2020, primarily due changes in derivative valuations and operational losses.

Income Tax Expense

The Company recognized income tax expense of $16.9 million, or 15.4%, on a pre-tax income of $109.6 million for the three months ended March 31, 2021 compared to an income tax benefit of $0.8 million, or 19.2%, on a pre-tax loss of $4.3 million for the same period in 2020.  The amount of tax expense recorded for the three months ended March 31, 2021 reflects management’s estimate of the annual effective tax rate applied to the year-to-date income adjusted for the tax impact of items discrete to the quarter.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2021.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$133,032	$106,948	$26,084	24.4%
Provision for credit losses	(8,182)	82,220	(90,402)	(110.0)
Noninterest income	7,385	11,240	(3,855)	(34.3)
Noninterest expense	65,645	59,043	6,602	11.2
Income (loss) before taxes	82,954	(23,075)	106,029	459.5
Income tax expense (benefit)	12,813	(4,421)	17,234	389.8
Net income (loss)	$70,141	$(18,654)	$88,795	476.0%

For the three-month period ended March 31, 2021, Commercial Banking net income increased by $88.8 million to $70.1 million, as compared to the same period in 2020.  Net interest income increased $26.1 million, or 24.4%, for the three-month period ended March 31, 2021, compared to the same period in 2020, primarily driven by strong loan growth due to the Company’s participation in the PPP, and earning asset mix changes.  Commercial Banking had loans with an average balance of $1.3 billion and loan interest income of $13.4 million related to PPP during the first quarter of 2021.  Provision for credit losses decreased by $90.4 million for the period. Provision expense in 2020 included increased expense related to the impact on various economic variables of the COVID-19 pandemic.  The decline in provision expense in 2021 represents a release of ACL based on positive macro-economic data and credit metrics.  Noninterest income decreased $3.9 million, or 34.3%, over the same period in 2020 primarily due to a decrease of $13.9 million in investment securities gains, offset by an increase of $9.0 million in other noninterest income due to increased company-owned life insurance income and an increase of $0.6 million in deposit service charges. Noninterest expense increased $6.6 million, or 11.2%, to $65.6 million for the three-month period ended March 31, 2021, compared to the same period in 2020.  This increase was driven by a $9.3 million increase in technology, service, and overhead expenses, offset by a decrease of $1.0 million in marketing and business development expense due to decreased travel and entertainment expense as a result of the COVID-19 pandemic, and decreases of $0.6 million in other expense, $0.5 million in bankcard expense and $0.3 million in legal and consulting expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$22,138	$33,036	$(10,898)	(33.0)%
Provision for credit losses	220	275	(55)	(20.0)
Noninterest income	68,421	61,952	6,469	10.4
Noninterest expense	71,282	68,453	2,829	4.1
Income before taxes	19,057	26,260	(7,203)	(27.4)
Income tax expense	2,943	5,032	(2,089)	(41.5)
Net income	$16,114	$21,228	$(5,114)	(24.1)%

For the three-month period ended March 31, 2021, Institutional Banking net income decreased $5.1 million, or 24.1%, compared to the same period last year.  Net interest income decreased $10.9 million, or 33.0%, compared to the same period last year, driven by a decrease in funds transfer pricing due to the decline in interest rates.  Noninterest income increased $6.5 million, or 10.4%, primarily due to increases of $5.0 million in fund services income and $1.2 million in corporate trust income, both recorded in trust and securities processing revenue, $4.1 million in bond trading income, and $3.7 million in company-owned life insurance income.  These increases were partially offset by decreases of $5.1 million in brokerage fees due to lower 12b-1 income, and $3.0 million in service charges on deposit accounts due to healthcare customer transfer and conversion fees. Noninterest expense increased $2.8 million, or 4.1%, primarily driven by an increase of $6.2 million in technology, service, and overhead expenses, partially offset by a decrease of $2.6 million in salary and employee benefits expense, and a decrease of $0.7 million in marketing and business development expense due to decreased travel and entertainment expense as a result of the COVID-19 pandemic.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$38,945	$33,957	$4,988	14.7%
Provision for credit losses	462	5,505	(5,043)	(91.6)
Noninterest income	33,091	25,232	7,859	31.1
Noninterest expense	64,019	61,123	2,896	4.7
Income (loss) before taxes	7,555	(7,439)	14,994	201.6
Income tax expense (benefit)	1,167	(1,426)	2,593	181.8
Net income (loss)	$6,388	$(6,013)	$12,401	206.2%

For the three-month period ended March 31, 2021, Personal Banking net income increased by $12.4 million to $6.4 million, as compared to the same period in 2020.  Net interest income increased $5.0 million, or 14.7%, compared to the same period last year due to increased loan balances.  Provision for credit losses decreased $5.0 million due to the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income increased $7.9 million, or 31.1%, for the same period.  This increase is primarily driven by an increase of $4.3 million in other noninterest income due to higher company-owned life insurance income, $1.6 million trust and securities processing, and $1.3 million on gains on sale of mortgage originations. Noninterest expense increased $2.9 million, or 4.7%, primarily due to an increase of $2.8 million in technology, service, and overhead expenses and an increase of $0.7 million in salaries and employee benefits.

Balance Sheet Analysis

Total assets of the Company increased by $1.5 billion, or 4.7%, as of March 31, 2021, compared to December 31, 2020, primarily due to an increase of $750.7 million, or 24.1% in interest-bearing due from banks, an increase of $453.7 million, or 4.9%, in AFS securities, and $393.7 million, or 2.4%, in loan balances.

Total assets of the Company increased $8.4 billion, or 32.1%, as of March 31, 2021, compared to March 31, 2020, primarily due to an increase in interest-bearing due from banks of $2.8 billion, or 248.1%, an increase in loan balances of $2.5 billion, or 18.3%, an increase in AFS securities of $2.1 billion, or 27.7%, and an increase in securities purchased under agreements to resell of $845.1 million, or 107.7%.  Total assets, including interest-bearing due from banks and securities purchased under agreements to resell, are being impacted by excess liquidity in the market due to PPP.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2021	2020	2020
Total assets	$34,669,389	$26,244,886	$33,127,504
Loans, net of unearned interest	16,507,660	13,959,295	16,110,359
Total securities	11,123,370	8,949,982	10,645,375
Interest-bearing due from banks	3,860,763	1,109,254	3,110,042
Total earning assets	32,915,833	24,612,135	31,297,528
Total deposits	28,280,792	21,175,520	27,051,251
Total borrowed funds	3,029,892	1,976,585	2,585,092

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

Actual loan balances totaled $16.5 billion as of March 31, 2021, and increased $393.7 million, or 2.4%, compared to December 31, 2020, and increased $2.5 billion, or 18.3%, compared to March 31, 2020.  Compared to December 31, 2020, commercial real estate loans increased $241.4 million, or 4.1%, commercial and industrial loans increased $107.3 million, or 1.5%, and consumer real estate loans increased $54.2 million, or 2.8%.  Compared to March 31, 2020, commercial and industrial loans increased $1.2 billion, or 20.4%, commercial real estate loans increased $866.6 million, or 16.4%, and consumer real estate loans increased $555.2 million, or 38.4%.  The increase in commercial and industrial loans as compared to both December 31, 2020 and March 31, 2020 is primarily related to the Company’s participation in the PPP, with PPP loans totaling $1.4 billion as of March 31, 2021.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $11.1 billion as of March 31, 2021, and $10.6 billion as of December 31, 2020, and comprised 33.8% and 34.0% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 87.7% of the Company’s investment securities portfolio at March 31, 2021 and 87.4% at December 31, 2020.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was

83.9 months at March 31, 2021, compared to 70.1 months at December 31, 2020, and 60.6 months at March 31, 2020.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $7.3 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2021.  Of this amount, securities with a market value of $214.9 million at March 31, 2021 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio, net of the ACL totaled $1.0 billion at both March 31, 2021 and December 31, 2020.  The average life of the HTM portfolio was 6.1 years at both March 31, 2021 and December 31, 2020, and 6.2 years at March 31, 2020.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.23% for the three-month period ended March 31, 2021, compared to 2.67% for the same period in 2020.

Deposits and Borrowed Funds

Deposits increased $1.2 billion, or 4.5%, from December 31, 2020 to March 31, 2021 and increased $7.1 billion, or 33.6%, from March 31, 2020 to March 31, 2021.  Noninterest-bearing deposits increased $1.7 billion, and total interest-bearing deposits decreased $494.9 million from December 31, 2020 to March 31, 2021. Total interest-bearing deposits increased $4.3 billion, and noninterest-bearing deposits increased $2.8 billion from March 31, 2020 to March 31, 2021.  The increase in deposits as compared to prior periods is related to the excess liquidity in the market created by the PPP and customer behavior changes related to the COVID-19 pandemic.

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

Long-term debt totaled $270.1 million at March 31, 2021, compared to $269.6 million as of December 31, 2020, and $70.7 million as of March 31, 2020.  In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.  The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations have an aggregate contractual balance of $103.1 million.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit.  As of March 31, 2021, the Company had no advances outstanding on this revolving line of credit.  This borrowing is included in the Short-term debt line on the Company’s Consolidated Balance Sheets.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.8 billion as of March 31, 2021, $2.3 billion at December 31, 2020, and $1.9 billion at March 31, 2020. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of the COVID-19 pandemic.

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

Total shareholders’ equity was $3.0 billion at March 31, 2021, a $58.7 million decrease compared to December 31, 2020, and a $294.8 million increase compared to March 31, 2020.

The Company’s Board of Directors authorized, at its April 27, 2021, April 28, 2020, and April 23, 2019 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the three-month periods ended March 31, 2021 and 2020, the Company acquired 52,658 shares and 1,020,365 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.  In March 2020, the Company entered into an agreement with Bank of America Merrill Lynch (BAML) to repurchase an aggregate of $30.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR).  The Company repurchased a total of 653,498 shares under the ASR, which was completed during the second quarter of 2020. The ASR was entered into pursuant to the April 23, 2019 Repurchase Authorization and the Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.32 per share quarterly cash dividend payable on July 1, 2021, to shareholders of record at the close of business on June 10, 2021.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.5 billion as of March 31, 2021.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of March 31, 2021.

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

The Company's capital position as of March 31, 2021 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended
	March 31,
RATIOS	2021	2020
Common equity tier 1 capital ratio	12.25%	11.90%
Tier 1 risk-based capital ratio	12.25	11.90
Total risk-based capital ratio	14.28	13.12
Leverage ratio	8.08	8.81
Return on average assets	1.14	(0.05)
Return on average equity	12.56	(0.51)
Average equity to assets	9.05	10.45

The Company's per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2021	2020
Earnings (losses) - basic	$1.93	$(0.07)
Earnings (losses) - diluted	1.91	(0.07)
Cash dividends	0.32	0.31
Dividend payout ratio	16.6%	(442.9)%
Book value	$61.24	$55.33

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin.  This analysis incorporates all of the Company’s assets and liabilities together with assumptions that reflect the current interest rate environment.  Through these simulations, management estimates the impact on net interest income of a 300 basis-point upward or a 100 basis point downward gradual change (e.g. ramp) and immediate change (e.g. shock) of market interest rates over a two year period.  In ramp scenarios, rates change gradually for a one-year period and remain constant in year two.  In shock scenarios, rates change immediately and the change is sustained for the remainder of the two-year scenario horizon.  Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies.  Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes.  The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 11 shows the net interest income increase or decrease over the next two years as of March 31, 2021 and 2020 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	3.0%	3.3%	16.1%	15.2%
200	1.8	2.1	10.9	10.6
100	0.6	1.3	5.4	5.8
Static	—	—	—	—
(100)	(2.3)	(3.5)	(7.9)	(8.5)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	6.1%	8.1%	17.1%	18.0%
200	3.8	5.5	11.7	12.7
100	1.5	2.7	5.9	6.7
Static	—	—	—	—
(100)	(4.9)	(6.4)	(9.7)	(8.9)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $29.1 million as of March 31, 2021, $35.0 million as of December 31, 2020, and $61.2 million as of March 31, 2020.  Securities sold not yet purchased (i.e. short positions) totaled $2.0 million at March 31, 2021, $2.2 million as of December 31, 2020, and $17.6 million at March 31, 2020 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $20.3 million to $76.7 million at March 31, 2021, compared to March 31, 2020, and decreased $11.1 million, compared to December 31, 2020.

The Company had $4.7 million, $2.9 million, and $4.7 million of other real estate owned as of March 31, 2021 and 2020, and December 31, 2020, respectively. Loans past due more than 90 days and still accruing interest totaled $1.8 million as of March 31, 2021, compared to $2.2 million at March 31, 2020 and $2.0 million as of December 31, 2020.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $7.9 million of restructured loans at March 31, 2021, $14.3 million at March 31, 2020, and $10.8 million at December 31, 2020.  Those loans modified as part of the Company’s response to the COVID-19 pandemic are not considered to be restructured loans and are discussed further below in Table 13.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2021	2020	2020
Nonaccrual loans	$69,098	$83,097	$77,764
Restructured loans on nonaccrual	7,608	13,932	10,059
Total nonperforming loans	76,706	97,029	87,823
Other real estate owned	4,740	2,883	4,740
Total nonperforming assets	$81,446	$99,912	$92,563
Loans past due 90 days or more	$1,773	$2,211	$1,952
Restructured loans accruing	280	388	706
Allowance for credit losses on loans	202,814	187,911	215,973
Ratios:
Nonperforming loans as a percent of loans	0.46%	0.70%	0.55%
Nonperforming assets as a percent of loans plus other real estate owned	0.49	0.72	0.57
Nonperforming assets as a percent of total assets	0.23	0.38	0.28
Loans past due 90 days or more as a percent of loans	0.01	0.02	0.01
Allowance for credit losses on loans as a percent of loans	1.23	1.35	1.34
Allowance for credit losses on loans as a multiple of nonperforming loans	2.64x	1.94x	2.46x

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our customers by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assisting its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of either full payment deferral or interest-only payments.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  As of March 31, 2021, three modified loans were on nonaccrual, totaling $462 thousand.  The Company anticipates additional loans to be modified due to the effects of COVID-19 in the coming periods.  Any loans modified are segmented separately with specific prepayment and maturity assumptions within the Company’s ACL.  As of March 31, 2021, the Company had 73 COVID-19 related modifications remaining on loans with a total balance of $14.0 million, compared to 136 loans with a total balance of $67.6 million as of December 31, 2020.  Within the Company’s non-credit card loan portfolios, over 1,300 loan modifications have been made since the COVID-19 pandemic began.  Of these loan modifications, approximately 99% of loans have resumed making principal or interest payments as of March 31, 2021.  There have been no charge-offs on modified loans.  See further discussion of the impacts of COVID-19 on the Company’s consolidated financial statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 13

COVID-19 LOAN MODIFICATIONS (unaudited, in thousands)

	As of March 31, 2021
		Modification Type
	Balance	Deferment	Interest Only
Commercial and industrial	$3,968	$3,805	$163
Specialty lending	—	—	—
Commercial real estate	9,501	4,553	4,948
Consumer real estate	354	354	—
Consumer	—	—	—
Credit cards	217	192	25
Leases and other	—	—	—
Held to maturity securities	—	—	—
Total	$14,040	$8,904	$5,136

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $9.8 billion of high-quality securities available for sale as of March 31, 2021.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  At March 31, 2021, $7.3 billion, or 75.0%, of the securities available-for-sale were pledged or used as collateral, compared to $7.8 billion, or 84.1%, at December 31, 2020.  However, of these amounts, securities with a market value of $214.9 at March 31, 2021 and $371.5 million at December 31, 2020 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at March 31, 2021 was $13.2 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding as of March 31, 2021.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.5 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of March 31, 2021.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings.  In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended March 31, 2021.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2021	12,776	$73.02	12,776	1,798,966
February 1 - February 28, 2021	38,651	77.59	38,651	1,760,315
March 1 - March 31, 2021	1,231	77.07	1,231	1,759,084
Total	52,658	$76.47	52,658

On April 28, 2020, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 27, 2021.  On April 27, 2021, the Company announced a plan to repurchase up to two millions shares of common stock, which will terminate on April 26, 2022. The Company has not made any repurchases other than through these Repurchase Authorizations.  All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

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

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: April 29, 2021