Form 10-Q
period 2021-06-30
UMB FINANCIAL CORP
filed 2021-07-29
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 23, 2021, UMB Financial Corporation had 48,347,534 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Loans	$16,910,790	$16,103,651
Allowance for credit losses on loans	(200,563)	(215,973)
Net loans	16,710,227	15,887,678
Loans held for sale	5,303	6,708
Securities:
Available for sale (amortized cost of $10,062,576 and $8,887,734, respectively)	10,347,531	9,299,688
Held to maturity, net of allowance for credit losses of $2,836 and $2,610, respectively (fair value of $1,065,118 and $1,029,444, respectively)	1,081,173	1,012,004
Trading securities	40,552	35,020
Other securities	254,315	296,053
Total securities	11,723,571	10,642,765
Federal funds sold and securities purchased under agreements to resell	1,146,521	1,650,335
Interest-bearing due from banks	5,059,098	3,110,042
Cash and due from banks	469,883	430,638
Premises and equipment, net	281,011	293,095
Accrued income	131,188	139,892
Goodwill	174,518	180,867
Other intangibles, net	16,636	21,056
Other assets	901,059	764,428
Total assets	$36,619,015	$33,127,504

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,513,031	$9,879,970
Interest-bearing demand and savings	16,857,127	16,295,186
Time deposits under $250,000	430,713	477,748
Time deposits of $250,000 or more	247,600	398,347
Total deposits	30,048,471	27,051,251
Federal funds purchased and repurchase agreements	2,783,389	2,315,497
Long-term debt	270,558	269,595
Accrued expenses and taxes	254,589	319,676
Other liabilities	171,764	154,537
Total liabilities	33,528,771	30,110,556

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,346,371 and 48,006,386 shares outstanding, respectively	55,057	55,057
Capital surplus	1,098,139	1,090,450
Retained earnings	2,040,134	1,891,246
Accumulated other comprehensive income, net	223,107	318,340
Treasury stock, 6,710,359 and 7,050,344 shares, at cost, respectively	(326,193)	(338,145)
Total shareholders' equity	3,090,244	3,016,948
Total liabilities and shareholders' equity	$36,619,015	$33,127,504

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans	$154,537	$140,004	$304,707	$291,030
Securities:
Taxable interest	29,780	25,870	56,942	53,082
Tax-exempt interest	24,743	24,612	49,707	49,016
Total securities income	54,523	50,482	106,649	102,098
Federal funds and resell agreements	2,552	1,573	5,373	7,025
Interest-bearing due from banks	833	398	1,536	3,061
Trading securities	189	312	348	966
Total interest income	212,634	192,769	418,613	404,180
INTEREST EXPENSE
Deposits	6,574	11,243	13,372	40,975
Federal funds and repurchase agreements	1,779	1,950	3,665	8,331
Other	3,210	1,347	6,390	2,704
Total interest expense	11,563	14,540	23,427	52,010
Net interest income	201,071	178,229	395,186	352,170
Provision for credit losses	24,000	21,500	16,500	109,500
Net interest income after provision for credit losses	177,071	156,729	378,686	242,670
NONINTEREST INCOME
Trust and securities processing	53,863	46,321	108,697	93,321
Trading and investment banking	8,670	12,851	18,026	14,574
Service charges on deposit accounts	22,592	19,074	44,568	44,155
Insurance fees and commissions	245	533	665	792
Brokerage fees	2,592	5,753	5,926	15,613
Bankcard fees	16,063	12,916	30,736	29,461
Investment securities gains, net	15,455	4,579	7,119	8,099
Other	12,109	18,429	24,749	12,865
Total noninterest income	131,589	120,456	240,486	218,880
NONINTEREST EXPENSE
Salaries and employee benefits	120,415	130,938	248,096	241,998
Occupancy, net	12,296	11,411	24,231	23,591
Equipment	19,196	21,502	38,811	42,743
Supplies and services	3,469	3,785	6,961	7,970
Marketing and business development	4,797	3,284	7,142	7,924
Processing fees	16,501	13,603	31,918	26,993
Legal and consulting	8,147	6,220	13,902	12,330
Bankcard	4,529	4,549	9,485	9,409
Amortization of other intangible assets	1,157	1,658	2,537	3,392
Regulatory fees	2,769	3,211	5,315	5,577
Other	8,062	8,372	13,886	15,225
Total noninterest expense	201,338	208,533	402,284	397,152
Income before income taxes	107,322	68,652	216,888	64,398
Income tax expense	19,910	8,123	36,833	7,308
NET INCOME	$87,412	$60,529	$180,055	$57,090

PER SHARE DATA
Net income – basic	$1.81	$1.26	$3.74	$1.18
Net income – diluted	1.79	1.26	3.70	1.18
Dividends	0.32	0.31	0.64	0.62
Weighted average shares outstanding – basic	48,294,952	47,991,283	48,196,345	48,340,579
Weighted average shares outstanding – diluted	48,698,319	48,077,810	48,604,140	48,491,526

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$87,412	$60,529	$180,055	$57,090
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	76,335	84,885	(122,703)	249,001
Less: Reclassification adjustment for gains included in net income	(1,300)	(4,006)	(4,020)	(5,233)
Change in unrealized gains and losses on debt securities during the period	75,035	80,879	(126,723)	243,768
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	(3,422)	4,612	3,081	19,137
Less: Reclassification adjustment for (gains) losses included in net income	(877)	(514)	(1,719)	254
Change in unrealized gains and losses on derivative hedges	(4,299)	4,098	1,362	19,391
Other comprehensive income (loss), before tax	70,736	84,977	(125,361)	263,159
Income tax (expense) benefit	(16,826)	(20,105)	30,128	(62,077)
Other comprehensive income (loss)	53,910	64,872	(95,233)	201,082
Comprehensive income	$141,322	$125,401	$84,822	$258,172

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance – April 1, 2020	$55,057	$1,073,089	$1,646,751	$219,390	$(330,846)	$2,663,441
Total comprehensive income	—	—	60,529	64,872	—	125,401
Dividends ($0.31 per share)	—	—	(14,991)	—	—	(14,991)
Purchase of treasury stock	—	5,115	—	—	(5,188)	(73)
Forfeitures of equity awards, net of issuances	—	155	—	—	(155)	—
Recognition of equity-based compensation	—	3,292	—	—	—	3,292
Sale of treasury stock	—	25	—	—	112	137
Exercise of stock options	—	37	—	—	151	188
Balance – June 30, 2020	$55,057	$1,081,713	$1,692,289	$284,262	$(335,926)	$2,777,395

Balance – April 1, 2021	$55,057	$1,093,667	$1,968,318	$169,197	$(328,000)	$2,958,239
Total comprehensive income	—	—	87,412	53,910	—	141,322
Dividends ($0.32 per share)	—	—	(15,596)	—	—	(15,596)
Purchase of treasury stock	—	—	—	—	(61)	(61)
Issuances of equity awards, net of forfeitures	—	(79)	—	—	79	—
Recognition of equity-based compensation	—	4,152	—	—	—	4,152
Sale of treasury stock	—	83	—	—	67	150
Exercise of stock options	—	316	—	—	1,722	2,038
Balance – June 30, 2021	$55,057	$1,098,139	$2,040,134	$223,107	$(326,193)	$3,090,244

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2020	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Cumulative effect adjustment (1)	—	—	(7,039)	—	—	(7,039)
Adjusted balance - January 1, 2020	55,057	1,073,764	1,665,399	83,180	(277,999)	2,599,401
Total comprehensive income	—	—	57,090	201,082	—	258,172
Dividends ($0.62 per share)	—	—	(30,200)	—	—	(30,200)
Purchase of treasury stock	—	615	—	—	(60,074)	(59,459)
Forfeitures of equity awards, net of issuances	—	676	—	—	(83)	593
Recognition of equity-based compensation	—	6,109	—	—	—	6,109
Sale of treasury stock	—	120	—	—	201	321
Exercise of stock options	—	429	—	—	2,029	2,458
Balance – June 30, 2020	$55,057	$1,081,713	$1,692,289	$284,262	$(335,926)	$2,777,395

Balance – January 1, 2021	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	180,055	(95,233)	—	84,822
Dividends ($0.64 per share)	—	—	(31,167)	—	—	(31,167)
Purchase of treasury stock	—	—	—	—	(4,088)	(4,088)
Issuances of equity awards, net of forfeitures	—	(4,122)	—	—	4,817	695
Recognition of equity-based compensation	—	8,609	—	—	—	8,609
Sale of treasury stock	—	148	—	—	153	301
Exercise of stock options	—	3,054	—	—	11,070	14,124
Balance – June 30, 2021	$55,057	$1,098,139	$2,040,134	$223,107	$(326,193)	$3,090,244

(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$180,055	$57,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,500	109,500
Net amortization (accretion) of premiums and discounts from acquisition	251	(176)
Depreciation and amortization	27,714	31,054
Amortization of debt issuance costs	225	—
Deferred income tax expense (benefit)	825	(16,990)
Net increase in trading securities and other earning assets	(19,006)	(5,765)
Gains on investment securities, net	(7,119)	(8,099)
Gains on sales of assets	(3,358)	(1,767)
Amortization of securities premiums, net of discount accretion	29,373	19,986
Originations of loans held for sale	(83,962)	(298,732)
Gains on sales of loans held for sale, net	(3,242)	(810)
Proceeds from sales of loans held for sale	88,609	299,132
Equity-based compensation	9,304	6,702
Net tax benefit related to equity compensation plans	1,743	279
Changes in:
Accrued income	4,501	(2,454)
Accrued expenses and taxes	(61,192)	22,535
Other assets and liabilities, net	(3,964)	(109,842)
Net cash provided by operating activities	177,257	101,643
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	110,262	59,010
Purchases	(179,657)	(57,838)
Securities available for sale:
Sales	176,802	250,609
Maturities, calls and principal repayments	957,564	1,256,575
Purchases	(2,322,572)	(2,296,485)
Equity securities with readily determinable fair values:
Sales	72,801	—
Purchases	(508)	—
Equity securities without readily determinable fair values:
Maturities, calls and principal repayments	2,499	6,792
Purchases	(11,928)	(4,213)
Payment on low-income housing tax credit investment commitments	(5,695)	(5,482)
Net increase in loans	(846,915)	(1,888,618)
Net decrease in fed funds sold and resell agreements	503,814	230,702
Net cash activity from acquisitions and divestitures	18,431	24
Net (increase) decrease in interest-bearing balances due from other financial institutions	(29,066)	550
Purchases of premises and equipment	(15,391)	(35,361)
Proceeds from sales of premises and equipment	1,828	8,420
Purchases of bank-owned and company-owned life insurance	(100,000)	—
Proceeds from bank-owned and company-owned life insurance death benefit	—	1,474
Net cash used in investing activities	(1,667,731)	(2,473,841)
FINANCING ACTIVITIES
Net increase in demand and savings deposits	3,195,002	3,290,366
Net decrease in time deposits	(197,782)	(434,206)
Net increase in fed funds purchased and repurchase agreements	467,892	67,186
Proceeds from short-term debt	—	15,000

Cash dividends paid	(30,935)	(30,040)
Proceeds from exercise of stock options and sales of treasury shares	14,425	2,779
Purchases of treasury stock	(4,088)	(59,459)
Net cash provided by financing activities	3,444,514	2,851,626
Increase in cash and cash equivalents	1,954,040	479,428
Cash and cash equivalents at beginning of period	3,497,566	1,669,170
Cash and cash equivalents at end of period	$5,451,606	$2,148,598

Supplemental disclosures:
Income tax payments	$48,003	$17,399
Total interest payments	24,388	59,584
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$12,622	$47,172
Commitment to fund low-income housing tax credit investments	12,622	47,172

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2021 and June 30, 2020 (in thousands):

	June 30,
	2021	2020
Due from the FRB	$4,981,723	$1,685,749
Cash and due from banks	469,883	462,849
Cash and cash equivalents at end of period	$5,451,606	$2,148,598

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $77.4 million and $28.7 million at June 30, 2021 and June 30, 2020, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 403,367 and 86,528 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at June 30, 2021 and 2020, respectively. Diluted year-to-date net income per share includes the dilutive effect of 407,795 and 150,946 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at June 30, 2021 and 2020, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the three and six months ended June 30, 2021, there were no outstanding stock options, restricted stock and restricted stock units excluded from the computation of diluted income per share.  Outstanding stock options, restricted stock and restricted stock units of 540,525 for the three months ended June 30, 2020 and 371,885 for the six months ended June 30, 2020 were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, 12 of the Company’s derivatives are designated in qualifying hedging relationships. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI) and are reclassified to earnings when the hedged transaction affects earnings.

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

4.  Loans and Allowance for Credit Losses

Loan Origination/Risk Management

The Company has certain lending policies and procedures in place that are designed to minimize the level of risk within the loan portfolio.  Diversification of the loan portfolio manages the risk associated with fluctuations in economic conditions.  Authority levels are established for the extension of credit to ensure consistency throughout the Company.  It is necessary that policies, processes, and practices implemented to control the risks of individual credit transactions and portfolio segments are sound and adhered to.  The Company maintains an independent loan review department that reviews and validates the risk assessment on a continual basis.  Management regularly evaluates the results of the loan reviews.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  The Company requires that an appraisal of the collateral be made at origination and on an as-needed basis, in conformity with current market conditions and regulatory requirements.  The underwriting standards address both owner and non-owner-occupied real estate.  Also included in Commercial real estate are Construction loans that are underwritten using feasibility studies, independent appraisal reviews, sensitivity analysis or absorption and lease rates, and financial analysis of the developers and property owners.  Construction loans are based upon estimates of costs and value associated with the complete project.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.  Sources of repayment for these types of loans may be pre-committed permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their repayment being sensitive to interest rate changes, governmental regulation of real property, economic conditions, and the availability of long-term financing.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$16,884	$—	$20,724	$37,608	$7,347,085	$7,384,693
Specialty lending	—	—	16,999	16,999	465,399	482,398
Commercial real estate	794	131	15,067	15,992	6,230,376	6,246,368
Consumer real estate	349	—	4,731	5,080	2,133,716	2,138,796
Consumer	51	83	92	226	110,104	110,330
Credit cards	1,347	1,051	606	3,004	366,024	369,028
Leases and other	—	—	—	—	179,177	179,177
Total loans	$19,425	$1,265	$58,219	$78,909	$16,831,881	$16,910,790

	December 31, 2020
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$4,652	$319	$33,769	$38,740	$7,023,334	$7,062,074
Specialty lending	—	—	19,437	19,437	491,863	511,300
Commercial real estate	2,351	225	28,386	30,962	5,877,972	5,908,934
Consumer real estate	524	—	5,345	5,869	1,939,625	1,945,494
Consumer	281	120	88	489	117,497	117,986
Credit cards	2,061	1,288	798	4,147	362,821	366,968
Leases and other	—	—	—	—	190,895	190,895
Total loans	$9,869	$1,952	$87,823	$99,644	$16,004,007	$16,103,651

The Company sold consumer real estate loans with proceeds of $88.6 million and $299.1 million in the secondary market without recourse during the six months ended June 30, 2021 and 2020, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $58.2 million and $87.8 million at June 30, 2021 and December 31, 2020, respectively.  Restructured loans totaled $7.7 million and $10.8 million at June 30, 2021 and December 31, 2020, respectively.  Loans 90 days past due and still accruing interest amounted to $1.3 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2021.  Nonaccrual loans with no related allowance for credit losses totaled $50.5 million and $42.1 million at June 30, 2021 and December 31, 2020, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$20,724	$17,250
Specialty lending	16,999	16,387
Commercial real estate	15,067	11,394
Consumer real estate	4,731	4,731
Consumer	92	92
Credit cards	606	606
Total loans	$58,219	$50,460

	December 31, 2020
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$33,769	$9,916
Specialty lending	19,437	242
Commercial real estate	28,386	25,733
Consumer real estate	5,345	5,345
Consumer	88	88
Credit cards	798	798
Total loans	$87,823	$42,122

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,798,793	$1,421,483	$446,766	$181,730	$160,058	$153,605	$2,656,109	$411,152	$7,229,696
Agriculture	4,763	6,807	3,896	1,144	2,141	1,579	128,687	1,029	150,046
Overdrafts	—	—	—	—	—	—	4,951	—	4,951
Total Commercial and industrial	1,803,556	1,428,290	450,662	182,874	162,199	155,184	2,789,747	412,181	7,384,693
Specialty lending:
Asset-based lending	6,238	54,717	—	—	—	—	312,318	—	373,273
Factoring	—	—	—	—	—	—	109,125	—	109,125
Total Specialty lending	6,238	54,717	—	—	—	—	421,443	—	482,398
Commercial real estate:
Owner-occupied	350,420	536,556	291,308	238,047	133,516	230,497	8,905	15,883	1,805,132
Non-owner-occupied	546,785	680,165	736,451	238,334	111,591	332,845	9,976	115,046	2,771,193
Farmland	44,080	282,277	33,293	26,875	26,816	41,215	28,029	7,345	489,930
5+ Multi-family	30,128	147,186	50,624	2,613	2,283	37,253	1,542	25,962	297,591
1-4 Family construction	8,595	—	—	—	—	—	214	42,236	51,045
General construction	69,207	20,692	2,869	1,117	387	322	41,771	695,112	831,477
Total Commercial real estate	1,049,215	1,666,876	1,114,545	506,986	274,593	642,132	90,437	901,584	6,246,368
Consumer real estate:
HELOC	397	1,858	83	242	26	2,469	343,420	9,894	358,389
First lien: 1-4 family	408,992	829,481	264,676	68,801	69,676	116,408	245	1,679	1,759,958
Junior lien: 1-4 family	3,734	7,265	4,890	1,806	889	1,579	15	271	20,449
Total Consumer real estate	413,123	838,604	269,649	70,849	70,591	120,456	343,680	11,844	2,138,796
Consumer:
Revolving line	—	—	—	—	—	—	56,041	1,246	57,287
Auto	6,469	10,334	7,460	1,854	955	441	—	—	27,513
Other	2,819	2,383	2,355	1,755	155	912	2,265	12,886	25,530
Total Consumer	9,288	12,717	9,815	3,609	1,110	1,353	58,306	14,132	110,330
Credit cards:
Consumer	—	—	—	—	—	—	176,505	—	176,505
Commercial	—	—	—	—	—	—	192,523	—	192,523
Total Credit cards	—	—	—	—	—	—	369,028	—	369,028
Leases and other:
Leases	—	—	915	—	787	661	—	—	2,363
Other	8,224	30,864	9,037	5,739	1,774	1,332	38,649	81,195	176,814
Total Leases and other	8,224	30,864	9,952	5,739	2,561	1,993	38,649	81,195	179,177
Total loans	$3,289,644	$4,032,068	$1,854,623	$770,057	$511,054	$921,118	$4,111,290	$1,420,936	$16,910,790

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture	8,886	6,495	1,976	3,651	2,164	416	137,955	38	161,581
Overdrafts	—	—	—	—	—	—	16,325	—	16,325
Total Commercial and industrial	3,194,475	690,983	473,926	188,818	180,740	70,015	2,263,079	38	7,062,074
Specialty lending:
Asset-based lending	64,258	—	—	—	—	—	291,091	—	355,349
Factoring	—	—	—	—	—	—	155,951	—	155,951
Total Specialty lending	64,258	—	—	—	—	—	447,042	—	511,300
Commercial real estate:
Owner-occupied	579,212	334,098	233,192	170,913	120,603	176,377	18,880	51,910	1,685,185
Non-owner-occupied	846,030	630,457	230,549	169,193	333,215	115,753	49,384	97,954	2,472,535
Farmland	297,788	37,288	31,454	37,485	28,925	29,480	40,043	—	502,463
5+ Multi-family	190,922	80,293	2,835	32,498	39,802	6,298	2,418	94,789	449,855
1-4 Family construction	144	—	—	—	—	—	30,131	—	30,275
General construction	20,452	3,082	1,215	514	358	2,738	733,952	6,310	768,621
Total Commercial real estate	1,934,548	1,085,218	499,245	410,603	522,903	330,646	874,808	250,963	5,908,934
Consumer real estate:
HELOC	82,410	11,236	4,263	241	63	2,561	294,390	5	395,169
First lien: 1-4 family	896,676	304,017	83,429	87,927	78,458	75,408	2,579	—	1,528,494
Junior lien: 1-4 family	9,142	6,383	2,360	1,247	948	1,470	281	—	21,831
Total Consumer real estate	988,228	321,636	90,052	89,415	79,469	79,439	297,250	5	1,945,494
Consumer:
Revolving line	—	—	—	—	—	—	65,215	—	65,215
Auto	12,470	9,846	2,960	1,645	680	348	—	—	27,949
Other	5,017	3,200	2,131	216	1,005	172	13,081	—	24,822
Total Consumer	17,487	13,046	5,091	1,861	1,685	520	78,296	—	117,986
Credit cards:
Consumer	—	—	—	—	—	—	188,681	—	188,681
Commercial	—	—	—	—	—	—	178,287	—	178,287
Total Credit cards	—	—	—	—	—	—	366,968	—	366,968
Leases and other:
Leases	—	915	—	787	—	711	—	—	2,413
Other	33,626	10,758	7,659	2,611	1,323	646	131,859	—	188,482
Total Leases and other	33,626	11,673	7,659	3,398	1,323	1,357	131,859	—	190,895
Total loans	$6,232,622	$2,122,556	$1,075,973	$694,095	$786,120	$481,977	$4,459,302	$251,006	$16,103,651

Accrued interest on loans totaled $50.4 million and $58.8 million as of June 30, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified.  The loan ratings are summarized into the following categories:  Non-watch list, Watch, Special Mention, Substandard, and Doubtful.  Any loan not classified in one of the categories described below is considered to be a Non-watch list loan.  A description of the general characteristics of the loan rating categories is as follows:

•

Watch – This rating represents credit exposure that presents higher than average risk and warrants greater than routine attention by Company personnel due to conditions affecting the borrower, the borrower’s industry, or the economic environment.  These conditions have resulted in some degree of uncertainty that results in higher than average credit risk.  These loans are considered pass-rated credits.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$1,714,676	$1,338,719	$411,833	$161,440	$140,470	$141,089	$2,467,221	$394,500	$6,769,948
Watch – Pass	44,022	58,046	33,887	14,949	11,338	12,155	72,493	4,351	251,241
Special Mention	5,143	6,279	809	1,122	1,880	12	51,009	—	66,254
Substandard	34,952	18,353	237	745	1,348	349	65,386	12,301	133,671
Doubtful	—	86	—	3,474	5,022	—	—	—	8,582
Total Equipment/Accounts Receivable/Inventory	$1,798,793	$1,421,483	$446,766	$181,730	$160,058	$153,605	$2,656,109	$411,152	$7,229,696
Agriculture
Non-watch list – Pass	$4,333	$6,271	$3,109	$716	$501	$1,488	$93,557	$756	$110,731
Watch – Pass	365	274	348	428	11	42	10,234	—	11,702
Special Mention	—	—	439	—	16	—	3,846	—	4,301
Substandard	65	262	—	—	1,613	49	21,050	273	23,312
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$4,763	$6,807	$3,896	$1,144	$2,141	$1,579	$128,687	$1,029	$150,046

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,975,305	$664,016	$439,460	$171,409	$165,321	$67,442	$1,948,261	$—	$6,431,214
Watch – Pass	89,746	10,400	9,309	5,126	11,044	1,592	70,768	—	197,985
Special Mention	53,334	9,788	15,524	1,898	2,158	—	8,485	—	91,187
Substandard	67,118	231	7,657	1,369	53	565	81,246	—	158,239
Doubtful	86	53	—	5,365	—	—	39	—	5,543
Total Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture
Non-watch list – Pass	$7,880	$3,924	$1,389	$1,379	$1,759	$404	$92,917	$38	$109,690
Watch – Pass	179	2,571	188	102	345	—	17,956	—	21,341
Special Mention	303	—	399	22	—	12	6,674	—	7,410
Substandard	524	—	—	2,148	60	—	20,408	—	23,140
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$8,886	$6,495	$1,976	$3,651	$2,164	$416	$137,955	$38	$161,581

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

Factoring General factoring loans are secured by accounts receivable.  The purpose of these loans is for financing current operations for trucking or other commercial customers.  The repayment of debt is reliant upon collection of the accounts receivable within 30 to 90 days.  The Company tracks each individual borrower’s credit risk based on their loan to collateral position.  To assess credit risk, the portfolio is separated into two tiers and a specifically impaired category.  Tier 1 are loans that have not experienced collateral coverage rates falling below an internally tracked threshold at any time during their relationship history.  The internal threshold is lower than each customers’ actual contractual collateral coverage ratio.  Tier 2 are loans that have experienced collateral coverage rates falling below the same internally tracked threshold during their relationship history.  Loans individually evaluated are loans that have either experienced collateral coverage rates falling below an internally tracked threshold during their relationship history or have balances that are greater than an internally tracked threshold.  Individually evaluated loans utilize a practical expedient for the purpose of determining the expected credit loss. Collateral dependent assets are loans placed on non-accrual and loans considered to be TDRs.  The combination of these categories has created an associated allowance to this portfolio of $2.8 million and $0.6 million at June 30, 2021 and December 31, 2020, respectively.

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of June 30, 2021 and December 31, 2020 (in thousands):

	Asset-based lending
Risk	June 30, 2021	December 31, 2020
In-margin	$373,273	$331,360
Out-of-margin	—	23,989
Total	$373,273	$355,349

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of June 30, 2021 and December 31, 2020 (in thousands):

	Factoring
Risk	June 30, 2021	December 31, 2020
Tier 1	$7,294	$10,774
Tier 2	71,829	135,861
Individually evaluated	29,390	7,755
Collateral dependent assets	612	1,561
Total	$109,125	$155,951

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Owner-occupied
Non-watch list – Pass	$348,486	$517,286	$271,862	$234,702	$127,238	$215,456	$8,805	$12,065	$1,735,900
Watch – Pass	794	12,465	19,351	3,197	1,169	10,213	—	112	47,301
Special Mention	103	1,364	—	—	—	1,520	—	—	2,987
Substandard	1,037	5,441	95	148	5,109	3,308	100	3,706	18,944
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$350,420	$536,556	$291,308	$238,047	$133,516	$230,497	$8,905	$15,883	$1,805,132
Non-owner-occupied
Non-watch list – Pass	$513,484	$670,102	$628,911	$213,415	$106,210	$276,643	$9,976	$115,046	$2,533,787
Watch – Pass	33,301	1,310	55,977	24,919	5,381	19,862	—	—	140,750
Special Mention	—	8,753	25,053	—	—	36,301	—	—	70,107
Substandard	—	—	26,510	—	—	39	—	—	26,549
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$546,785	$680,165	$736,451	$238,334	$111,591	$332,845	$9,976	$115,046	$2,771,193
Farmland
Non-watch list – Pass	$21,750	$239,003	$29,305	$12,904	$23,904	$18,326	$16,517	$1,462	$363,171
Watch – Pass	7,786	25,220	2,844	13,685	919	20,622	9,715	5,883	86,674
Special Mention	648	2,701	909	—	1,993	1,290	165	—	7,706
Substandard	13,896	15,353	235	286	—	977	1,632	—	32,379
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$44,080	$282,277	$33,293	$26,875	$26,816	$41,215	$28,029	$7,345	$489,930
5+ Multi-family
Non-watch list – Pass	$30,128	$147,186	$48,205	$2,613	$2,283	$37,253	$1,542	$25,962	$295,172
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,419	—	—	—	—	—	2,419
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$30,128	$147,186	$50,624	$2,613	$2,283	$37,253	$1,542	$25,962	$297,591
1-4 Family construction
Non-watch list – Pass	$8,595	$—	$—	$—	$—	$—	$214	$42,236	$51,045
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$8,595	$—	$—	$—	$—	$—	$214	$42,236	$51,045
General construction
Non-watch list – Pass	$69,207	$20,692	$2,783	$1,117	$387	$322	$41,771	$691,795	$828,074
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	3,317	3,317
Doubtful	—	—	86	—	—	—	—	—	86
Total General construction	$69,207	$20,692	$2,869	$1,117	$387	$322	$41,771	$695,112	$831,477

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Owner-occupied
Non-watch list – Pass	$568,636	$327,579	$227,581	$141,758	$118,593	$163,292	$15,052	$51,910	$1,614,401
Watch – Pass	1,712	6,413	4,761	1,194	—	8,581	—	—	22,661
Special Mention	1,424	—	—	—	1,588	—	—	—	3,012
Substandard	7,440	106	850	27,961	422	4,504	3,828	—	45,111
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$579,212	$334,098	$233,192	$170,913	$120,603	$176,377	$18,880	$51,910	$1,685,185
Non-owner-occupied
Non-watch list – Pass	$802,078	$525,246	$205,484	$156,290	$294,979	$101,616	$49,384	$81,499	$2,216,576
Watch – Pass	43,769	45,748	25,065	12,903	1,936	7,701	—	16,455	153,577
Special Mention	183	32,953	—	—	36,300	5,100	—	—	74,536
Substandard	—	26,510	—	—	—	1,336	—	—	27,846
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$846,030	$630,457	$230,549	$169,193	$333,215	$115,753	$49,384	$97,954	$2,472,535
Farmland
Non-watch list – Pass	$237,124	$27,815	$15,907	$26,071	$13,376	$8,924	$19,074	$—	$348,291
Watch – Pass	20,992	9,221	13,404	5,133	6,301	19,835	17,699	—	92,585
Special Mention	—	—	630	1,854	4,901	40	861	—	8,286
Substandard	39,672	252	1,513	4,427	4,347	681	2,409	—	53,301
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$297,788	$37,288	$31,454	$37,485	$28,925	$29,480	$40,043	$—	$502,463
5+ Multi-family
Non-watch list – Pass	$190,922	$77,846	$2,835	$31,173	$39,802	$6,298	$2,418	$94,789	$446,083
Watch – Pass	—	—	—	1,325	—	—	—	—	1,325
Special Mention	—	2,447	—	—	—	—	—	—	2,447
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$190,922	$80,293	$2,835	$32,498	$39,802	$6,298	$2,418	$94,789	$449,855
1-4 Family construction
Non-watch list – Pass	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
General construction
Non-watch list – Pass	$20,452	$2,996	$1,215	$514	$358	$2,738	$730,616	$6,310	$765,199
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3,336	—	3,336
Doubtful	—	86	—	—	—	—	—	—	86
Total General construction	$20,452	$3,082	$1,215	$514	$358	$2,738	$733,952	$6,310	$768,621

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
HELOC
Performing	$397	$1,842	$74	$197	$26	$2,431	$343,350	$7,309	$355,626
Non-performing	—	16	9	45	—	38	70	2,585	2,763
Total HELOC	$397	$1,858	$83	$242	$26	$2,469	$343,420	$9,894	$358,389
First lien: 1-4 family
Performing	$408,992	$829,481	$264,453	$68,620	$69,351	$115,254	$245	$1,679	$1,758,075
Non-performing	—	—	223	181	325	1,154	—	—	1,883
Total First lien: 1-4 family	$408,992	$829,481	$264,676	$68,801	$69,676	$116,408	$245	$1,679	$1,759,958
Junior lien: 1-4 family
Performing	$3,734	$7,265	$4,890	$1,794	$869	$1,528	$15	$271	$20,366
Non-performing	—	—	—	12	20	51	—	—	83
Total Junior lien: 1-4 family	$3,734	$7,265	$4,890	$1,806	$889	$1,579	$15	$271	$20,449

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
HELOC
Performing	$82,410	$11,209	$4,213	$241	$63	$2,518	$291,340	$5	$391,999
Non-performing	—	27	50	—	—	43	3,050	—	3,170
Total HELOC	$82,410	$11,236	$4,263	$241	$63	$2,561	$294,390	$5	$395,169
First lien: 1-4 family
Performing	$896,676	$303,810	$83,429	$87,637	$77,466	$74,849	$2,579	$—	$1,526,446
Non-performing	—	207	—	290	992	559	—	—	2,048
Total First lien: 1-4 family	$896,676	$304,017	$83,429	$87,927	$78,458	$75,408	$2,579	$—	$1,528,494
Junior lien: 1-4 family
Performing	$9,142	$6,374	$2,317	$1,225	$908	$1,456	$281	$—	$21,703
Non-performing	—	9	43	22	40	14	—	—	128
Total Junior lien: 1-4 family	$9,142	$6,383	$2,360	$1,247	$948	$1,470	$281	$—	$21,831

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$56,041	$1,246	$57,287
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$56,041	$1,246	$57,287
Auto
Performing	$6,469	$10,329	$7,415	$1,854	$947	$441	$—	$—	$27,455
Non-performing	—	5	45	—	8	—	—	—	58
Total Auto	$6,469	$10,334	$7,460	$1,854	$955	$441	$—	$—	$27,513
Other
Performing	$2,819	$2,367	$2,355	$1,738	$154	$912	$2,265	$12,886	$25,496
Non-performing	—	16	—	17	1	—	—	—	34
Total Other	$2,819	$2,383	$2,355	$1,755	$155	$912	$2,265	$12,886	$25,530

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Auto
Performing	$12,465	$9,784	$2,960	$1,645	$680	$347	$—	$—	$27,881
Non-performing	5	62	—	—	—	1	—	—	68
Total Auto	$12,470	$9,846	$2,960	$1,645	$680	$348	$—	$—	$27,949
Other
Performing	$5,000	$3,200	$2,131	$214	$1,005	$172	$13,081	$—	$24,803
Non-performing	17	—	—	2	—	—	—	—	19
Total Other	$5,017	$3,200	$2,131	$216	$1,005	$172	$13,081	$—	$24,822

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of June 30, 2021 and December 31, 2020 (in thousands):

	Consumer
Risk	June 30, 2021	December 31, 2020
Transactor accounts	$53,904	$51,017
Revolver accounts (by FICO score):
Less than 600	6,858	7,230
600-619	2,274	2,950
620-639	4,282	5,493
640-659	8,210	9,497
660-679	14,231	15,541
680-699	16,582	19,345
700-719	16,127	18,048
720-739	15,626	16,288
740-759	12,429	13,944
760-779	8,700	9,493
780-799	6,646	7,088
800-819	4,958	5,513
820-839	3,572	4,570
840+	2,106	2,664
Total	$176,505	$188,681

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of June 30, 2021 and December 31, 2020 (in thousands):

	Consumer
Risk	June 30, 2021	December 31, 2020
Current	$185,900	$170,412
Past Due	6,623	7,875
Total	$192,523	$178,287

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2021 and December 31, 2020 (in thousands):

	Leases		Other
Risk	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Non-watch list – Pass	$2,363	$2,413	$176,139	$187,924
Watch – Pass	—	—	675	350
Special Mention	—	—	—	—
Substandard	—	—	—	208
Doubtful	—	—	—	—
Total	$2,363	$2,413	$176,814	$188,482

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$119,568	$4,673	$60,043	$4,183	$603	$12,144	$1,600	$202,814	$2,959	$205,773
Charge-offs	(2)	(31,945)	—	(10)	(139)	(1,477)	—	(33,573)	—	(33,573)
Recoveries	3,635	36	838	54	64	572	—	5,199	—	5,199
Provision	(5,080)	33,137	(4,147)	1,580	329	504	(200)	26,123	(123)	26,000
Ending balance - ACL	$118,121	$5,901	$56,734	$5,807	$857	$11,743	$1,400	$200,563	$2,836	$203,399
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(1,515)	(74)	(121)	(3)	(173)	—	(150)	(2,036)	36	(2,000)
Ending balance - ACL on off-balance sheet	$2,344	$213	$326	$142	$208	$—	$264	$3,497	$91	$3,588

	Three Months Ended June 30, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,532	$3,549	$35,395	$4,177	$1,127	$18,823	$2,308	$187,911	$3,235	$191,146
Charge-offs	(1,121)	—	(2,858)	(206)	(158)	(2,004)	(11)	(6,358)	—	(6,358)
Recoveries	241	—	55	34	118	369	—	817	—	817
Provision	(7,042)	(2,620)	23,242	1,947	519	2,397	(513)	17,930	70	18,000
Ending balance - ACL	$114,610	$929	$55,834	$5,952	$1,606	$19,585	$1,784	$200,300	$3,305	$203,605
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	3,154	28	146	212	11	—	(38)	3,513	(13)	3,500
Ending balance - ACL on off-balance sheet	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478

	Six Months Ended June 30, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(4,719)	(31,945)	—	(86)	(248)	(3,169)	(8)	(40,175)	—	(40,175)
Recoveries	3,761	151	1,347	113	87	1,014	18	6,491	—	6,491
Provision	(3,621)	32,476	(6,544)	(806)	(462)	(1,888)	(881)	18,274	226	18,500
Ending balance - ACL	$118,121	$5,901	$56,734	$5,807	$857	$11,743	$1,400	$200,563	$2,836	$203,399
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(1,515)	(74)	(121)	(3)	(173)	—	(150)	(2,036)	36	(2,000)
Ending balance - ACL on off-balance sheet	$2,344	$213	$326	$142	$208	$—	$264	$3,497	$91	$3,588

	Six Months Ended June 30, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Charge-offs	(2,436)	—	(8,920)	(219)	(406)	(4,130)	(11)	(16,122)	—	(16,122)
Recoveries	1,717	—	76	48	215	853	—	2,909	—	2,909
Provision	48,339	(1,764)	47,801	3,348	1,223	6,209	659	105,815	185	106,000
Ending balance - ACL	$114,610	$929	$55,834	$5,952	$1,606	$19,585	$1,784	$200,300	$3,305	$203,605
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	3,154	28	146	212	11	—	(38)	3,513	(13)	3,500
Ending balance - ACL on off-balance sheet	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$18,790	$3,474	$15,316
Agriculture	1,934	—	1,934
Total Commercial and industrial	20,724	3,474	17,250
Specialty lending:
Asset-based lending	16,387	—	16,387
Factoring	612	415	—
Total Specialty lending	16,999	415	16,387
Commercial real estate:
Owner-occupied	10,916	42	7,242
Non-owner-occupied	—	—	—
Farmland	943	—	943
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,403	—	3,403
Total Commercial real estate	15,262	42	11,588
Consumer real estate:
HELOC	2,764	—	2,764
First lien: 1-4 family	1,883	—	1,883
Junior lien: 1-4 family	166	—	166
Total Consumer real estate	4,813	—	4,813
Consumer:
Revolving line	—	—	—
Auto	58	—	58
Other	34	—	34
Total Consumer	92	—	92
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$57,890	$3,931	$50,130

	December 31, 2020
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$29,684	$4,828	$5,830
Agriculture	4,086	—	4,086
Total Commercial and industrial	33,770	4,828	9,916
Specialty lending:
Asset-based lending	17,875	4,490	242
Factoring	1,561	173	—
Total Specialty lending	19,436	4,663	242
Commercial real estate:
Owner-occupied	16,539	—	16,539
Non-owner-occupied	—	—	—
Farmland	8,625	—	8,625
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,423	582	770
Total Commercial real estate	28,587	582	25,934
Consumer real estate:
HELOC	3,170	—	3,170
First lien: 1-4 family	2,468	54	2,047
Junior lien: 1-4 family	212	—	212
Total Consumer real estate	5,850	54	5,429
Consumer:
Revolving line	—	—	—
Auto	69	—	69
Other	19	—	19
Total Consumer	88	—	88
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$87,731	$10,127	$41,609

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of June 30, 2021 and June 30, 2020.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three and six-month periods ended June 30, 2021, the Company had no new TDRs.  For the three and six-month periods ended June 30, 2020, the Company had one new residential real estate TDR with a pre- and post-modification loan balance of $441 thousand. For the three and six-month periods ended June 30, 2021 and June 30, 2020, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$14,811	$567	$(34)	$15,344
U.S. Agencies	89,394	4,944	—	94,338
Mortgage-backed	6,424,272	142,847	(35,787)	6,531,332
State and political subdivisions	3,385,306	174,651	(5,958)	3,553,999
Corporates	148,793	3,802	(77)	152,518
Total	$10,062,576	$326,811	$(41,856)	$10,347,531

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$29,911	$829	$—	$30,740
U.S. Agencies	89,554	6,395	—	95,949
Mortgage-backed	5,266,394	202,944	(1,157)	5,468,181
State and political subdivisions	3,424,309	199,848	(538)	3,623,619
Corporates	77,566	3,649	(16)	81,199
Total	$8,887,734	$413,665	$(1,711)	$9,299,688

The following table presents contractual maturity information for securities available for sale at June 30, 2021 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$176,590	$177,655
Due after 1 year through 5 years	554,388	570,849
Due after 5 years through 10 years	758,469	785,408
Due after 10 years	2,148,857	2,282,287
Total	3,638,304	3,816,199
Mortgage-backed securities	6,424,272	6,531,332
Total securities available for sale	$10,062,576	$10,347,531

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2021, proceeds from the sales of securities available for sale were $176.8 million compared to $250.6 million for the same period in 2020.

Securities available for sale with a fair value of $8.7 billion at June 30, 2021 and $7.8 billion at December 31, 2020 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of these amounts, securities with a market value of $205.3 million and $371.5 million at June 30, 2021 and December 31, 2020, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $42.3 million and $42.6 million as of June 30, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020 (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	1	$4,860	$(34)	—	$—	$—	1	$4,860	$(34)
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	180	3,011,311	(35,787)	—	—	—	180	3,011,311	(35,787)
State and political subdivisions	310	324,484	(5,780)	3	1,850	(178)	313	326,334	(5,958)
Corporates	5	10,791	(77)	—	—	—	5	10,791	(77)
Total	496	$3,351,446	$(41,678)	3	$1,850	$(178)	499	$3,353,296	$(41,856)

	Less than 12 months			12 months or more			Total
December 31, 2020	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	16	174,234	(1,157)	—	—	—	16	174,234	(1,157)
State and political subdivisions	24	55,653	(279)	6	2,833	(259)	30	58,486	(538)
Corporates	4	5,335	(16)	—	—	—	4	5,335	(16)
Total	44	$235,222	$(1,452)	6	$2,833	$(259)	50	$238,055	$(1,711)

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

As of June 30, 2021 and December 31, 2020, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at June 30, 2021 and December 31, 2020, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2021	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$6,364	$725	$—	$7,089
Due after 1 year through 5 years	130,456	1,748	(362)	131,842
Due after 5 years through 10 years	489,488	5,297	(4,555)	490,230
Due after 10 years	457,701	2,854	(24,598)	435,957
Total state and political subdivisions	$1,084,009	$10,624	$(29,515)	$1,065,118
Allowance for credit losses	(2,836)
Total state and political subdivisions, net of allowance for credit losses	$1,081,173

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$4,907	$29	$—	$4,936
Due after 1 year through 5 years	123,643	3,402	(144)	126,901
Due after 5 years through 10 years	423,759	12,845	(1,566)	435,038
Due after 10 years	462,305	13,447	(13,183)	462,569
Total state and political subdivisions	$1,014,614	$29,723	$(14,893)	$1,029,444
Allowance for credit losses	(2,610)
Total state and political subdivisions, net of allowance for credit losses	$1,012,004

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2021 or 2020.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020, respectively (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$272,918	$(10,685)	$161,963	$(18,830)	$434,881	$(29,515)
Total	$272,918	$(10,685)	$161,963	$(18,830)	$434,881	$(29,515)

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)
Total	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at June 30, 2021 and December 31, 2020 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
June 30, 2021	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$346,811	$624,737	$17,075	$6,821	$995,444
Utilities	56,220	32,345	—	—	88,565
Total state and political subdivisions	$403,031	$657,082	$17,075	$6,821	$1,084,009

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2020	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$340,290	$558,786	$18,078	$8,135	$925,289
Utilities	56,232	33,093	—	—	89,325
Total state and political subdivisions	$396,522	$591,879	$18,078	$8,135	$1,014,614

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

All held-to-maturity securities were current and not past due at June 30, 2021 and December 31, 2020.

Accrued interest on securities held to maturity totaled $5.6 million and $5.3 million as June 30, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

Trading Securities

There were net unrealized gains on trading securities of $1 thousand and net unrealized losses of $1 thousand at June 30, 2021 and 2020, respectively.  Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $9.7 million and $2.2 million at June 30, 2020 and December 31, 2020, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
FRB and FHLB stock	$36,222	$33,222
Equity securities with readily determinable fair values	70,196	134,197
Equity securities without readily determinable fair values	147,897	128,634
Total	$254,315	$296,053

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

Investment Securities Gains, Net

The table below presents the components of Investments securities gains, net for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment securities gains, net
Available-for-sale debt securities:
Gains realized on sales	$1,300	$4,177	$4,020	$5,404
Losses realized on sales	—	(171)	—	(171)
Equity securities with readily determinable fair values:
Fair value adjustments, net	8,738	—	(5,180)	—
Equity securities without readily determinable fair values:
Fair value adjustments, net	5,417	573	8,279	2,866
Total investment securities gains, net	$15,455	$4,579	$7,119	$8,099

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2021 and December 31, 2020 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2021	$59,419	$51,332	$70,116	$180,867
Sale of component of business segment	—	—	(6,349)	(6,349)
Balances as of June 30, 2021	$59,419	$51,332	$63,767	$174,518

Balances as of January 1, 2020	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2020	$59,419	$51,332	$70,116	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,167	$121,226
Accumulated amortization	49,267	55,323	104,590
Net carrying amount	$792	$15,844	$16,636

	As of December 31, 2020
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,928	$139,987
Accumulated amortization	48,746	70,185	118,931
Net carrying amount	$1,313	$19,743	$21,056

On March 31, 2021, the Company sold its membership interests in its Prairie Capital Management, LLC and UMB Merchant Banc, LLC subsidiaries, a component of its Personal Banking segment.  The sale included disposition of $6.3 million of goodwill and $1.9 million of net unamortized customer relationship intangibles.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Aggregate amortization expense	$1,157	$1,658	$2,537	$3,392

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2021	$2,220
For the year ending December 31, 2022	3,920
For the year ending December 31, 2023	3,323
For the year ending December 31, 2024	2,704
For the year ending December 31, 2025	2,608

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2021 and December 31, 2020, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2021
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$6,752	$—	$—	$—	$6,752
U.S. Agencies	2,180,580	203,966	230,842	3,500	2,618,888
Total repurchase agreements	$2,187,332	$203,966	$230,842	$3,500	$2,625,640

	As of December 31, 2020
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$2,440	$—	$—	$2,440
U.S. Agencies	1,757,119	489,302	1,000	2,247,421
Total repurchase agreements	$1,759,559	$489,302	$1,000	$2,249,861

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments:  Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2021.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$135,656	$21,258	$44,157	$201,071
Provision for credit losses	22,009	147	1,844	24,000
Noninterest income	36,391	68,745	26,453	131,589
Noninterest expense	69,144	72,575	59,619	201,338
Income before taxes	80,894	17,281	9,147	107,322
Income tax expense	15,007	3,206	1,697	19,910
Net income	$65,887	$14,075	$7,450	$87,412
Average assets	$14,993,000	$11,611,000	$7,660,000	$34,264,000

	Three Months Ended June 30, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$113,095	$28,124	$37,010	$178,229
Provision for credit losses	19,281	298	1,921	21,500
Noninterest income	24,078	66,488	29,890	120,456
Noninterest expense	62,123	76,953	69,457	208,533
Income (loss) before taxes	55,769	17,361	(4,478)	68,652
Income tax expense (benefit)	6,597	2,055	(529)	8,123
Net income (loss)	$49,172	$15,306	$(3,949)	$60,529
Average assets	$12,390,000	$9,671,000	$6,075,000	$28,136,000

	Six Months Ended June 30, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$268,687	$43,397	$83,102	$395,186
Provision for credit losses	13,827	367	2,306	16,500
Noninterest income	43,777	137,166	59,543	240,486
Noninterest expense	134,789	143,857	123,638	402,284
Income before taxes	163,848	36,339	16,701	216,888
Income tax expense	27,825	6,171	2,837	36,833
Net income	$136,023	$30,168	$13,864	$180,055
Average assets	$14,593,000	$11,608,000	$7,453,000	$33,654,000

	Six Months Ended June 30, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$220,044	$61,159	$70,967	$352,170
Provision for credit losses	101,501	573	7,426	109,500
Noninterest income	35,318	128,440	55,122	218,880
Noninterest expense	121,166	145,406	130,580	397,152
Income (loss) before taxes	32,695	43,620	(11,917)	64,398
Income tax expense (benefit)	3,709	4,951	(1,352)	7,308
Net income (loss)	$28,986	$38,669	$(10,565)	$57,090
Average assets	$12,000,000	$9,340,000	$5,748,000	$27,088,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended June 30, 2021 and June, 2020, the Company had $9.0 million and $6.5 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606. For the six months ended June 30, 2021 and June 30, 2020, the Company had $16.8 million and $14.9 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2021.  Total receivables from revenue recognized under the scope of ASC 606 were $71.3 million and $62.1 million as of June 30, 2021 and December 31, 2020, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and six months ended June 30, 2021 and June 30, 2020.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2021 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$40,118	$13,745	$—	$53,863
Trading and investment banking	—	320	—	8,350	8,670
Service charges on deposit accounts	8,230	12,432	1,852	78	22,592
Insurance fees and commissions	—	—	245	—	245
Brokerage fees	10	673	1,909	—	2,592
Bankcard fees	14,327	4,771	5,775	(8,810)	16,063
Investment securities gains, net	—	—	—	15,455	15,455
Other	196	411	646	10,856	12,109
Total Noninterest income	$22,763	$58,725	$24,172	$25,929	$131,589

	Three Months Ended June 30, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$31,355	$14,966	$—	$46,321
Trading and investment banking	—	23	—	12,828	12,851
Service charges on deposit accounts	6,891	10,462	1,672	49	19,074
Insurance fees and commissions	—	—	533	—	533
Brokerage fees	58	3,822	1,873	—	5,753
Bankcard fees	10,913	3,535	4,677	(6,209)	12,916
Investment securities gains, net	—	—	—	4,579	4,579
Other	161	370	615	17,283	18,429
Total Noninterest income	$18,023	$49,567	$24,336	$28,530	$120,456

	Six Months Ended June 30, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$77,603	$31,094	$—	$108,697
Trading and investment banking	—	621	—	17,405	18,026
Service charges on deposit accounts	15,758	25,009	3,653	148	44,568
Insurance fees and commissions	—	—	665	—	665
Brokerage fees	74	1,992	3,860	—	5,926
Bankcard fees	26,697	9,583	10,882	(16,426)	30,736
Investment securities gains, net	—	—	—	7,119	7,119
Other	427	815	1,315	22,192	24,749
Total Noninterest income	$42,956	$115,623	$51,469	$30,438	$240,486

	Six Months Ended June 30, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$62,617	$30,704	$—	$93,321
Trading and investment banking	—	679	—	13,895	14,574
Service charges on deposit accounts	13,783	26,069	4,211	92	44,155
Insurance fees and commissions	—	—	792	—	792
Brokerage fees	117	11,412	4,084	—	15,613
Bankcard fees	25,901	8,259	9,667	(14,366)	29,461
Investment securities gains, net	—	—	—	8,099	8,099
Other	561	808	1,328	10,168	12,865
Total Noninterest income	$40,362	$109,844	$50,786	$17,888	$218,880

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	June 30,	December 31,
	2021	2020
Commitments to extend credit for loans (excluding credit card loans)	$9,835,644	$8,851,333
Commitments to extend credit under credit card loans	3,604,327	3,472,339
Commercial letters of credit	3,638	3,160
Standby letters of credit	355,755	346,617
Forward contracts	55,982	51,273
Spot foreign exchange contracts	2,524	680

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

The ACL for off-balance sheet credit exposures was $3.6 million and $5.6 million at June 30, 2021 and December 31, 2020, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  A reduction of $2.0 million as provision for off-balance sheet credit exposures was recorded for the three and six months ended June 30, 2021. Provision for off-balance sheet credit exposures of $3.5 million was recorded for the three and six months ended June 30, 2020. Provision for off-balance sheet credit exposure is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2021 and December 31, 2020.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2021	2020	2021	2020
Interest Rate Products:
Derivatives not designated as hedging instruments	$77,253	$103,506	$11,812	$9,375
Derivatives designated as hedging instruments	101	48	372	—
Total	$77,354	$103,554	$12,184	$9,375

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of June 30, 2021, the Company had ten interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and municipal bond securities.  These swaps had an aggregate notional amount of $911.0 million as of June 30, 2021.  As of December 31, 2020, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.  This swap had a notional amount of $5.0 million as of December 31, 2020.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of June 30, 2021 and December 31, 2020, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both June 30, 2021 and December 31, 2020.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $14.7 million, or $11.1 million net of tax, and $17.0 million, or $12.9 million net of tax, as of June 30, 2021 and December 31, 2020, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 3.2 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The Company expects to reclassify $1.3 million from AOCI to Interest expense and $4.7 million from AOCI to Interest income during the next 12 months.  As of June 30, 2021, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 15.2 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income.  As of June 30, 2021, the Company had 192 interest rate swaps with an aggregate notional amount of $2.8 billion related to this program.  As of December 31, 2020, the Company had 176 interest rate swaps with an aggregate notional amount of $2.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Interest Rate Products
Derivatives not designated as hedging instruments	$(245)	$16	$244	$(243)
Total	$(245)	$16	$244	$(243)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$(8,953)	$(3)	$375	$(206)
Fair value adjustments on hedged items	8,896	3	(355)	205
Total	$(57)	$—	$20	$(1)

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	For the Three Months Ended June 30, 2021
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,210	$1,771	$(561)
Interest rate swaps	(3,422)	(3,422)	—	(333)	(333)	—
Total	$(3,422)	$(3,422)	$—	$877	$1,438	$(561)

	For the Three Months Ended June 30, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$4,687	$6,197	$(1,510)	$771	$1,407	$(636)
Interest rate swaps	(75)	(75)	—	(257)	(257)	—
Total	$4,612	$6,122	$(1,510)	$514	$1,150	$(636)

	For the Six Months Ended June 30, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$2,376	$3,492	$(1,116)
Interest rate swaps	3,081	3,081	—	(657)	(657)	—
Total	$3,081	$3,081	$—	$1,719	$2,835	$(1,116)

	For the Six Months Ended June 30, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$29,621	$35,493	$(5,872)	$135	$1,407	$(1,272)
Interest rate swaps	(10,484)	(10,484)	—	(389)	(389)	—
Total	$19,137	$25,009	$(5,872)	$(254)	$1,018	$(1,272)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $6.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2021, the Company had posted $9.7 million of collateral. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at June 30, 2021
Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$885	$885	$—	$—
Mortgage-backed	762	—	762	—
State and political subdivisions	32,533	—	32,533	—
Corporates	6,304	6,304	—	—
Trading – other	68	68	—	—
Trading securities	40,552	7,257	33,295	—
U.S. Treasury	15,344	15,344	—	—
U.S. Agencies	94,338	—	94,338	—
Mortgage-backed	6,531,332	—	6,531,332	—
State and political subdivisions	3,553,999	—	3,553,999	—
Corporates	152,518	152,518	—	—
Available-for-sale securities	10,347,531	167,862	10,179,669	—
Equity securities with readily determinable fair values	70,196	70,196	—	—
Company-owned life insurance	65,573	—	65,573	—
Bank-owned life insurance	492,366	—	492,366	—
Derivatives	77,354	—	77,354	—
Total	$11,093,572	$245,315	$10,848,257	$—
Liabilities
Derivatives	$12,184	$—	$12,184	$—
Securities sold not yet purchased	9,654	—	9,654	—
Total	$21,838	$—	$21,838	$—

	Fair Value Measurement at December 31, 2020
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$651	$651	$—	$—
U.S. Agencies	1,568	—	1,568	—
Mortgage-backed	4	—	4	—
State and political subdivisions	18,545	—	18,545	—
Corporates	711	711	—	—
Trading – other	13,541	13,541	—	—
Trading securities	35,020	14,903	20,117	—
U.S. Treasury	30,740	30,740	—	—
U.S. Agencies	95,949	—	95,949	—
Mortgage-backed	5,468,181	—	5,468,181	—
State and political subdivisions	3,623,619	—	3,623,619	—
Corporates	81,199	81,199	—	—
Available-for-sale securities	9,299,688	111,939	9,187,749	—
Equity securities with readily determinable fair values	134,197	134,197	—	—
Company-owned life insurance	63,575	—	63,575	—
Bank-owned life insurance	387,513	—	387,513	—
Derivatives	103,554	—	103,554	—
Total	$10,023,547	$261,039	$9,762,508	$—
Liabilities
Derivatives	$9,375	$—	$9,375	$—
Securities sold not yet purchased	2,177	—	2,177	—
Total	$11,552	$—	$11,552	$—

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

Available-for-Sale Securities Fair values are based on quoted market prices or dealer quotes, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Prices are provided by third-party pricing services and are based on observable market inputs. On an annual basis, the Company compares a sample of these prices to other independent sources for the same securities. Additionally, throughout the year, if securities are sold, comparisons are made between the pricing services prices and the market prices at which the securities were sold.  Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing services. Based on this research, the pricing services may affirm or revise their quoted price. No significant adjustments have been made to the prices provided by the pricing services. The pricing services also provide documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate.

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

Assets measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at June 30, 2021 Using
Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Six Months Ended June 30
Collateral dependent assets	$3,829	$—	$—	$3,829	$6,196
Other real estate owned	—	—	—	—	—
Total	$3,829	$—	$—	$3,829	$6,196

	Fair Value Measurement at December 31, 2020 Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$35,995	$—	$—	$35,995	$(9,389)
Other real estate owned	2,798	—	—	2,798	(938)
Total	$38,793	$—	$—	$38,793	$(10,327)

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

The estimated fair value of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	Fair Value Measurement at June 30, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$6,675,502	$5,528,981	$1,146,521	$—	$6,675,502
Securities available for sale	10,347,531	167,862	10,179,669	—	10,347,531
Securities held to maturity (exclusive of allowance for credit losses)	1,084,009	—	1,065,118	—	1,065,118
Trading securities	40,552	7,257	33,295	—	40,552
Other securities	254,315	70,196	184,119	—	254,315
Loans (exclusive of allowance for credit losses)	16,916,093	—	17,166,984	—	17,166,984
Derivatives	77,354	—	77,354	—	77,354
FINANCIAL LIABILITIES
Demand and savings deposits	29,370,158	29,370,158	—	—	29,370,158
Time deposits	678,313	—	678,313	—	678,313
Other borrowings	2,783,389	157,748	2,625,641	—	2,783,389
Long-term debt	270,558	—	289,989	—	289,989
Derivatives	12,184	—	12,184	—	12,184
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					3,439
Commercial letters of credit					146
Standby letters of credit					1,775

	Fair Value Measurement at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,191,015	$3,540,680	$1,650,335	$—	$5,191,015
Securities available for sale	9,299,688	111,939	9,187,749	—	9,299,688
Securities held to maturity (exclusive of allowance for credit losses)	1,014,614	—	1,029,444	—	1,029,444
Trading securities	35,020	14,903	20,117	—	35,020
Other securities	296,053	134,197	161,856	—	296,053
Loans (exclusive of allowance for credit losses)	16,110,359	—	16,413,132	—	16,413,132
Derivatives	103,554	—	103,554	—	103,554
FINANCIAL LIABILITIES
Demand and savings deposits	26,175,156	26,175,156	—	—	26,175,156
Time deposits	876,095	—	879,841	—	879,841
Other borrowings	2,315,497	65,636	2,249,861	—	2,315,497
Long-term debt	269,595	—	299,858	—	299,858
Derivatives	9,375	—	9,375	—	9,375
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,405
Commercial letters of credit					150
Standby letters of credit					3,365

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2021 and December 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six-month periods ended June 30, 2021.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the second quarter of 2021, the Company’s results of operations included continued maintenance of the ACL at a level appropriate given the state of key macroeconomic variables utilized in the econometric models at June 30, 2021.  Additionally, the Company continued to see impacts of the volatile equity and debt markets and low interest rate environment in its fee-based businesses.

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

The COVID-19 pandemic and stay-at-home and similar mandates have also necessitated certain actions related to the way the Company operates its business. The Company transitioned most of its workforce off-site or to work-from-home to help mitigate health risks and is currently moving forward with plans to bring associates back in the office in a phased approach during the last half of 2021. The Company is also carefully monitoring the activities of its vendors and other third-party service providers to mitigate the risks associated with any potential service disruptions.

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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the second quarter of 2021, total revenue increased $34.0 million, or 11.4%, as compared to the second quarter of 2020, while noninterest expense decreased $7.2 million, or 3.5%, for the same period.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  During the second quarter of 2021, the Company had an increase in net interest income of $22.8 million, or 12.8%, from the same period in 2020.  The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, partially offset by a decrease in rates compared to the second quarter of 2020.  Loans recorded under the PPP increased loan interest income by $5.5 million in the second quarter of 2021.  Average loan balances increased $1.7 billion, or 11.4%, for the second quarter of 2021, compared to the same period in 2020. Average PPP loans decreased $26.1 million, compared to the second quarter of 2020.  Average liquidity increased $2.2 billion and average securities balances increased $2.1 billion, compared to the same period in 2021.  The funding for these assets was driven primarily by a 39.7% increase in noninterest-bearing deposits and a 15.9% increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased 23 basis points compared to the same period in 2020, in large part due to a decrease in one-month LIBOR rates, excess liquidity buildup, and repricing of earning assets in the low interest rate environment.  These declines were partially offset by a 15-basis point decrease in cost of interest-bearing deposits.  Net interest spread contracted by 20 basis points during the same period.  The Company expects to see continued volatility in the economic markets and governmental responses to the COVID-19 pandemic.  These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $11.1 million, or 9.2%, to $131.6 million for the three months ended June 30, 2021, compared to the same period in 2020.  This change is primarily due to an increase in investment securities gains, trust and securities processing, and deposit service charges.  These are offset by decreases in the market value of company-owned life insurance and trading and investment banking income.  See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At June 30, 2021, noninterest income represented 39.6% of total revenues, compared to 40.3% at June 30, 2020.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At June 30, 2021, the Company had $3.1 billion in total shareholders’ equity.  This is an increase of $312.8 million, or 11.3%, compared to total shareholders’ equity at June 30, 2020.  At June 30, 2021, the Company had a total risk-based capital ratio of 13.84%.  The Company repurchased 716 shares of common stock at an average price of $85.71 per share during the second quarter of 2021.  Total risk-based capital was favorably impacted by the $200 million subordinated note issuance during the third quarter of 2020.  For additional information regarding the subordinated note issuance, please see the summary discussion in the “Deposits and Borrowed Funds” section included below.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2021.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $87.4 million for the three-month period ended June 30, 2021, compared to net income of $60.5 million for the same period a year earlier.  Basic earnings per share for the second quarter of 2021 were $1.81 per share ($1.79 per share fully-diluted) compared to $1.26 per share ($1.26 per share fully-diluted) for the second quarter of 2020.  Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2021 were 1.02% and 11.43%, respectively, compared to 0.87% and 8.95%, respectively, for the three-month period ended June 30, 2020.

The Company recorded net income of $180.1 million for the six-month period ended June 30, 2021, compared to net income of $57.1 million for the same period a year earlier.  Basic earnings per share for the six-month period ended June 30, 2021 were $3.74 per share ($3.70 per share fully-diluted) compared to $1.18 per share ($1.18 per share fully-diluted) for the same period in 2020.  Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2021 were 1.08% and 11.98%, respectively, compared to 0.42% and 4.22%, respectively, for the six-month period ended June 30, 2020.

Net interest income for the three and six-month periods ended June 30, 2021 increased $22.8 million, or 12.8%, and $43.0 million, or 12.2%, respectively, compared to the same periods in 2020.  For the three-month period ended June 30, 2021, average earning assets increased by $6.0 billion, or 22.4%, and for the six-month period ended June 30, 2021, they increased by $6.5 billion, or 25.3%, compared to the same periods in 2020.  Net interest margin, on a tax-equivalent basis, decreased to 2.56% and 2.57% for the three and six-month periods ended June 30, 2021, respectively, compared to 2.79% and 2.88% for the same periods in 2020.

The provision for credit losses increased by $2.5 million for the three-month period ended June 30, 2021 and decreased by $93.0 million for the six-month period ended June 30, 2021, as compared to the same periods in 2020.  Provision expense in 2020 included increased expense related to the impact of numerous economic variables due to the COVID-19 pandemic.  The increase in the second quarter of 2021 is driven by impacts to the ACL of a large charge-off during the quarter, offset by the impacts of positive macro-economic metrics.  The Company’s nonperforming loans decreased $24.0 million to $58.2 million at June 30, 2021, compared to June 30, 2020.  The ACL on loans as a percentage of total loans decreased to 1.19% as of June 30, 2021, compared to 1.31% at June 30, 2020.  For a description of the Company’s methodology for computing the allowance for credit losses, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $11.1 million, or 9.2%, for the three-month period ended June 30, 2021, and increased by $21.6 million, or 9.9%, for the six-month period ended June 30, 2021, compared to the same periods in 2020.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense decreased by $7.2 million, or 3.5%, for the three-month period ended June 30, 2021, and increased by $5.1 million, or 1.3%, for the six-month period ended June 30, 2021, compared to the same periods in 2020.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three and six-month periods ended June 30, 2021 increased $22.8 million, or 12.8%, and $43.0 million, or 12.2%, compared to the same periods in 2020.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended June 30, 2021 decreased 20 basis points as compared to the same period in 2020.  Net interest margin for the three months ended June 30, 2021 decreased 23 basis points compared to the same period in 2020. Net interest spread for the six-month period ended June 30, 2021 decreased by 18 basis points as compared to the same period in 2020.  Net interest margin for the six-month period ended June 30, 2021 decreased by 31 basis points compared to the same period in 2020. The changes are primarily due to favorable volume variance on loans and securities and favorable rate variances on interest-bearing deposits, offset by unfavorable rate variances on earning assets.  Average PPP loans account for $1.2 billion of the Company’s total loan balances for both the three and six-month periods ended June 30, 2021.  These variances have led to an increase in the Company’s net interest income during 2021, as compared to results for the same periods in 2020.  The changes compared to last year have been impacted by loan growth and increased liquidity, partially offset by short-term interest rate cuts.  The Company expects to see continued volatility in the economic markets and governmental responses to these changes as the result of the COVID-19 pandemic.  These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.62% for the three-month period ended June 30, 2021, and 2.91% for the same period in 2020.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.64% for the six-month period ended June 30, 2021, and 3.18% for the same period in 2020.

	Three Months Ended June 30,
	2021		2020
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$16,817,674	3.69%	$15,098,366	3.73%
Securities:
Taxable	6,994,559	1.71	5,069,290	2.05
Tax-exempt	4,289,443	2.93	4,108,075	3.05
Total securities	11,284,002	2.17	9,177,365	2.50
Federal funds and resell agreements	1,110,433	0.92	807,245	0.78
Interest-bearing due from banks	3,343,311	0.10	1,492,798	0.11
Other earning assets	21,409	4.27	37,816	3.79
Total earning assets	32,576,829	2.70	26,613,590	3.01
Allowance for credit losses	(199,379)		(195,373)
Other assets	1,886,774		1,717,808
Total assets	$34,264,224		$28,136,025
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$17,080,970	0.15%	$15,117,729	0.30%
Federal funds and repurchase agreements	2,744,516	0.26	2,138,156	0.37
Borrowed funds	270,305	4.76	85,681	6.32
Total interest-bearing liabilities	20,095,791	0.23	17,341,566	0.34
Noninterest-bearing demand deposits	10,701,656		7,662,836
Other liabilities	398,319		411,964
Shareholders' equity	3,068,458		2,719,659
Total liabilities and shareholders' equity	$34,264,224		$28,136,025
Net interest spread		2.47%		2.67%
Net interest margin		2.56		2.79

	Six Months Ended June 30,
	2021		2020
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$16,533,463	3.72%	$14,357,466	4.08%
Securities:
Taxable	6,698,020	1.71	4,881,854	2.19
Tax-exempt	4,295,317	2.95	4,085,558	3.05
Total securities	10,993,337	2.20	8,967,412	2.58
Federal funds and resell agreements	1,375,689	0.79	1,015,720	1.39
Interest-bearing due from banks	3,079,684	0.10	1,164,405	0.53
Other earning assets	19,485	4.28	42,959	4.93
Total earning assets	32,001,658	2.72	25,547,962	3.28
Allowance for credit losses	(209,469)		(154,062)
Other assets	1,862,036		1,693,684
Total assets	$33,654,225		$27,087,584
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$17,076,681	0.16%	$14,723,895	0.56%
Federal funds and repurchase agreements	2,632,567	0.28	2,084,271	0.80
Borrowed funds	269,942	4.77	78,164	6.96
Total interest-bearing liabilities	19,979,190	0.24	16,886,330	0.62
Noninterest-bearing demand deposits	10,230,287		7,079,224
Other liabilities	414,535		401,724
Shareholders' equity	3,030,213		2,720,306
Total liabilities and shareholders' equity	$33,654,225		$27,087,584
Net interest spread		2.48%		2.66%
Net interest margin		2.57		2.88

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $3.2 billion for the three-month period ended June 30, 2021, and increased $3.4 billion for the six-month period ended June 30, 2021, compared to the same periods in 2020.  The benefit from interest-free funds decreased three and 13 basis points in the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020, due to decreased yields on earning assets, offset by a decrease in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2021 and 2020			June 30, 2021 and 2020
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$16,155	$(1,622)	$14,533	$41,009	$(27,332)	$13,677
Securities:
Taxable	8,754	(4,844)	3,910	16,909	(13,049)	3,860
Tax-exempt	1,386	(1,255)	131	2,869	(2,178)	691
Federal funds sold and resell agreements	667	312	979	1,990	(3,642)	(1,652)
Interest-bearing due from banks	464	(29)	435	2,291	(3,816)	(1,525)
Trading	(166)	43	(123)	(498)	(120)	(618)
Interest income	27,260	(7,395)	19,865	64,570	(50,137)	14,433
Change in interest incurred on:
Interest-bearing deposits	1,321	(5,990)	(4,669)	5,655	(33,258)	(27,603)
Federal funds purchased and repurchase agreements	477	(648)	(171)	1,770	(6,436)	(4,666)
Other borrowed funds	2,269	(406)	1,863	4,768	(1,082)	3,686
Interest expense	4,067	(7,044)	(2,977)	12,193	(40,776)	(28,583)
Net interest income	$23,193	$(351)	$22,842	$52,377	$(9,361)	$43,016

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Average earning assets	$32,576,829	$26,613,590	$5,963,239	$32,001,658	$25,547,962	$6,453,696
Interest-bearing liabilities	20,095,791	17,341,566	2,754,225	19,979,190	16,886,330	3,092,860
Interest-free funds	$12,481,038	$9,272,024	$3,209,014	$12,022,468	$8,661,632	$3,360,836
Free funds ratio (interest free funds to average earning assets)	38.31%	34.84%	3.47%	37.57%	33.90%	3.67%
Tax-equivalent yield on earning assets	2.70	3.01	(0.31)	2.72	3.28	(0.56)
Cost of interest-bearing liabilities	0.23	0.34	(0.11)	0.24	0.62	(0.38)
Net interest spread	2.47	2.67	(0.20)	2.48	2.66	(0.18)
Benefit of interest-free funds	0.09	0.12	(0.03)	0.09	0.22	(0.13)
Net interest margin	2.56%	2.79%	(0.23)%	2.57%	2.88%	(0.31)%

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

Based on the factors above, management of the Company recorded $24.0 million and $16.5 million as provision for credit losses for the three and six-month periods ended June 30, 2021, respectively, compared to $21.5 million and $109.5 million for the same periods in 2020, respectively.  These changes are the result of applying the methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment.  As illustrated in Table 3 below, the ACL on loans decreased to 1.19% of total loans as of June 30, 2021, compared to 1.31% of total loans as of June 30, 2020.

Table 3 presents a summary of the Company’s ACL for the six-month periods ended June 30, 2021 and 2020, and for the year ended December 31, 2020.  Net charge-offs were $33.7 million for the six-month period ended June 30, 2021, compared to $13.2 million for the same period in 2020.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2021	2020	2020
Allowance – January 1	$218,583	$101,788	$101,788
Cumulative effect adjustment(1)	—	9,030	9,030
Adjusted allowance – January 1	218,583	110,818	110,818
Provision for credit losses	18,500	106,000	127,890
Charge-offs:
Commercial and industrial	(4,719)	(2,436)	(8,587)
Specialty lending	(31,945)	—	—
Commercial real estate	—	(8,920)	(11,939)
Consumer real estate	(86)	(219)	(219)
Consumer	(248)	(406)	(607)
Credit cards	(3,169)	(4,130)	(7,326)
Leases and other	(8)	(11)	(11)
Total charge-offs	(40,175)	(16,122)	(28,689)
Recoveries:
Commercial and industrial	3,761	1,717	6,473
Specialty lending	151	—	—
Commercial real estate	1,347	76	91
Consumer real estate	113	48	69
Consumer	87	215	307
Credit cards	1,014	853	1,618
Leases and other	18	—	6
Total recoveries	6,491	2,909	8,564
Net charge-offs	(33,684)	(13,213)	(20,125)
Allowance for credit losses – end of period	$203,399	$203,605	$218,583
Allowance for credit losses on loans	$200,563	$200,300	$215,973
Allowance for credit losses on held-to-maturity securities	2,836	3,305	2,610
Loans at end of period, net of unearned interest	16,910,790	15,305,097	16,103,651
Held-to-maturity securities at end of period	1,084,009	1,114,930	1,014,614
Total assets at amortized cost	17,994,799	16,420,027	17,118,265
Average loans, net of unearned interest	16,517,950	14,346,891	15,109,392
Allowance for credit losses on loans to loans at end of period	1.19%	1.31%	1.34%
Allowance for credit losses – end of period to total assets at amortized cost	1.13%	1.24%	1.28%
Allowance as a multiple of net charge-offs	2.99x	7.66x	10.86x
Net charge-offs to average loans	0.41%	0.19%	0.13%
(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Trust and securities processing	$53,863	$46,321	$7,542	16.3%
Trading and investment banking	8,670	12,851	(4,181)	(32.5)
Service charges on deposits	22,592	19,074	3,518	18.4
Insurance fees and commissions	245	533	(288)	(54.0)
Brokerage fees	2,592	5,753	(3,161)	(54.9)
Bankcard fees	16,063	12,916	3,147	24.4
Investment securities gains, net	15,455	4,579	10,876	237.5
Other	12,109	18,429	(6,320)	(34.3)
Total noninterest income	$131,589	$120,456	$11,133	9.2%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Trust and securities processing	$108,697	$93,321	$15,376	16.5%
Trading and investment banking	18,026	14,574	3,452	23.7
Service charges on deposits	44,568	44,155	413	0.9
Insurance fees and commissions	665	792	(127)	(16.0)
Brokerage fees	5,926	15,613	(9,687)	(62.0)
Bankcard fees	30,736	29,461	1,275	4.3
Investment securities gains, net	7,119	8,099	(980)	(12.1)
Other	24,749	12,865	11,884	92.4
Total noninterest income	$240,486	$218,880	$21,606	9.9%

Noninterest income increased by $11.1 million, or 9.2%, during the three-month period ended June 30, 2021, and increased $21.6 million, or 9.9%, during the six-month period ended June 30, 2021, compared to the same periods in 2020.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three and six-month periods ended June 30, 2021, compared to the same periods in 2020, was primarily due to an increase in fund services and corporate trust revenues.  For the three-month period ended June 30, 2021, fund services revenue increased $6.7 million, or 29.9%, and corporate trust revenue increased $2.0 million, or 23.4%, compared to the same period in 2020.  For the six-month period ended June 30, 2021, fund services revenue increased $11.7 million, or 26.5%, and corporate trust revenue increased $3.2 million, or 18.5%, compared to the same period in 2020.  The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three and six-month periods ended June 30, 2021 decreased $4.2 million, or 32.5%, but increased $3.5 million, or 23.7%, respectively, compared to the same periods in 2020.  These changes were primarily driven by the volatile markets impact on trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended June 30, 2021 increased by $3.5 million, or 18.4%, compared to the same period last year, driven by higher healthcare income related to customer transfer and conversion fees.  For the six-month period, service charges on deposit accounts increased by $0.4 million, or 0.9%, compared to the same period last year.

Brokerage fees for the three-month period ended June 30, 2021 decreased $3.2 million, or 55.0%, compared to the same period in 2020.  For the six-month period ended June 30, 2021, brokerage fees decreased $9.7 million, or 62.0%, compared to the same period in 2020. The decreases in both periods were driven by lower money market income and 12b-1 fees.  The reduction in short-term interest rates will impact the income in this category the remainder of the year.

Investment securities gains, net for the three and six-month periods ended June 30, 2021 increased by $10.9 million, or 237.5%, and decreased by $1.0 million, or 12.1%, respectively, compared to the same periods in 2020. The increase for the three-month period was driven by a $14.2 million increase in gains on equity investments, primarily related to the company’s investment in Tattooed Chef, Inc. (TTCF).  This is partially offset by decreased gains on sales of available-for-sale securities.  The decrease for the six-month period is driven by decreased gains on securities available for sale.  The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets.  The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended June 30, 2021, decreased $6.3 million, or 34.3%, driven by a decrease of $9.8 million in company-owned life insurance, offset by a $2.5 million increase in derivative income, and an increase of $0.7 million in bank-owned life insurance.  For the six-month period, other noninterest income increased $11.9 million, or 92.4%, compared to the same period in 2020 driven by a $5.2 million increase in company-owned life insurance, a $2.4 million increase in gains on the sale of mortgage loans, a $1.9 million increase in derivative income, and a $1.1 million increase in bank-owned life insurance. The changes in company-owned life insurance are offset by proportionate changes in deferred compensation expense.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Salaries and employee benefits	$120,415	$130,938	$(10,523)	(8.0)%
Occupancy, net	12,296	11,411	885	7.8
Equipment	19,196	21,502	(2,306)	(10.7)
Supplies and services	3,469	3,785	(316)	(8.3)
Marketing and business development	4,797	3,284	1,513	46.1
Processing fees	16,501	13,603	2,898	21.3
Legal and consulting	8,147	6,220	1,927	31.0
Bankcard	4,529	4,549	(20)	(0.4)
Amortization of other intangible assets	1,157	1,658	(501)	(30.2)
Regulatory fees	2,769	3,211	(442)	(13.8)
Other	8,062	8,372	(310)	(3.7)
Total noninterest expense	$201,338	$208,533	$(7,195)	(3.5)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Salaries and employee benefits	$248,096	$241,998	$6,098	2.5%
Occupancy, net	24,231	23,591	640	2.7
Equipment	38,811	42,743	(3,932)	(9.2)
Supplies and services	6,961	7,970	(1,009)	(12.7)
Marketing and business development	7,142	7,924	(782)	(9.9)
Processing fees	31,918	26,993	4,925	18.2
Legal and consulting	13,902	12,330	1,572	12.7
Bankcard	9,485	9,409	76	0.8
Amortization of other intangible assets	2,537	3,392	(855)	(25.2)
Regulatory fees	5,315	5,577	(262)	(4.7)
Other	13,886	15,225	(1,339)	(8.8)
Total noninterest expense	$402,284	$397,152	$5,132	1.3%

Noninterest expense decreased by $7.2 million, or 3.5%, and increased $5.1 million, or 1.3%, for the three and six-month periods ended June 30, 2021, compared to the same periods in 2020.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits decreased by $10.5 million, or 8.0%, and increased $6.1 million, or 2.5%, for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020.  Employee benefits expense decreased $10.3 million, or 34.2%, and increased $4.6 million, or 11.0%, for the three and six-month periods ended June 30, 2021, compared to the same periods in 2020, driven by changes in deferred compensation expense.  Bonus and commission expense decreased $1.4 million, or 5.0%, and increased $0.7 million, or 1.4%, for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020.  Salaries and wages expense increased $1.1 million, or 1.5%, and $0.7 million, or 0.5%, for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020.

Equipment expense decreased $2.3 million, or 10.7%, and $3.9 million, or 9.2%, for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to lower software and equipment maintenance expense.

Marketing and business development expense increased $1.5 million, or 46.1%, and decreased $0.8 million, or 9.9%, for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to timing of multiple marketing initiatives.

Processing fees increased $2.9 million, or 21.3%, and $4.9 million, or 18.2%, for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the increased software subscription costs and higher institutional foreign currency processing costs.

Legal and consulting expense increased $1.9 million, or 31.0%, and increased $1.6 million, or 12.7%, for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to timing of multiple projects.

Income Tax Expense

The Company’s effective tax rate was 17.0% for the six months ended June 30, 2021, compared to 11.3% for the same period in 2020. The increase in the effective rate for 2021 is primarily attributable to a smaller portion of income being earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2021.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$135,656	$113,095	$22,561	19.9%
Provision for credit losses	22,009	19,281	2,728	14.1
Noninterest income	36,391	24,078	12,313	51.1
Noninterest expense	69,144	62,123	7,021	11.3
Income before taxes	80,894	55,769	25,125	45.1
Income tax expense	15,007	6,597	8,410	127.5
Net income	$65,887	$49,172	$16,715	34.0%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$268,687	$220,044	$48,643	22.1%
Provision for credit losses	13,827	101,501	(87,674)	(86.4)
Noninterest income	43,777	35,318	8,459	24.0
Noninterest expense	134,789	121,166	13,623	11.2
Income before taxes	163,848	32,695	131,153	401.1
Income tax expense	27,825	3,709	24,116	650.2
Net income	$136,023	$28,986	$107,037	369.3%

For the six-month period ended June 30, 2021, Commercial Banking net income increased $107.0 million to $136.0 million, as compared to the same period in 2020.  Net interest income increased $48.6 million, or 22.1%, for the six-month period ended June 30, 2021, compared to the same period in 2020, primarily driven by strong loan growth due to the Company’s participation in the PPP, and earning asset mix changes.  Commercial Banking had loans with an average balance of $1.2 billion and loan interest income of $25.8 million related to PPP during the first six months of 2021.  Provision for credit losses decreased by $87.7 million for the period. Provision expense in 2020 included increased expense related to the impact on various economic variables of the COVID-19 pandemic.  The decline in provision expense in 2021 represents a release of ACL based on positive macro-economic data and credit metrics.  Noninterest income increased $8.5 million, or 24.0%, over the same period in 2020, primarily due to an increase of $4.1 million in company-owned life insurance income, an increase of $2.0 million in deposit service charges, and an increase of $1.9 million in derivative income. Noninterest expense increased $13.6 million, or 11.2%, to $134.8 million for the six-month period ended June 30, 2021, compared to the same period in 2020.  This increase was driven by a $13.5 million increase in technology, service, and overhead expenses, and an increase of $0.9 million in losses on sales of other real estate owned.  These increases were partially offset by a decrease of $0.9 million in bankcard expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$21,258	$28,124	$(6,866)	(24.4)%
Provision for credit losses	147	298	(151)	(50.7)
Noninterest income	68,745	66,488	2,257	3.4
Noninterest expense	72,575	76,953	(4,378)	(5.7)
Income before taxes	17,281	17,361	(80)	(0.5)
Income tax expense	3,206	2,055	1,151	56.0
Net income	$14,075	$15,306	$(1,231)	(8.0)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$43,397	$61,159	$(17,762)	(29.0)%
Provision for credit losses	367	573	(206)	(36.0)
Noninterest income	137,166	128,440	8,726	6.8
Noninterest expense	143,857	145,406	(1,549)	(1.1)
Income before taxes	36,339	43,620	(7,281)	(16.7)
Income tax expense	6,171	4,951	1,220	24.6
Net income	$30,168	$38,669	$(8,501)	(22.0)%

For the six-month period ended June 30, 2021, Institutional Banking net income decreased $8.5 million, or 22.0%, compared to the same period last year.  Net interest income decreased $17.8 million, or 29.0%, compared to the same period last year, driven by a decrease in funds transfer pricing due to the decline in interest rates.  Noninterest income increased $8.7 million, or 6.8%, primarily due to increases of $11.7 million in fund services income and $3.2 million in corporate trust income, both recorded in trust and securities processing revenue, $1.5 million in company-owned life insurance income, $1.0 million in bond trading income, and $0.8 million in bankcard fees.  These increases were partially offset by decreases of $9.4 million in brokerage fees due to lower 12b-1 and money market income, and $1.0 million in service charges on deposit accounts due to decreased healthcare customer transfer and conversion fees. Noninterest expense decreased $1.5 million, or 1.1%, primarily driven by a decrease of $5.4 million in salary and employee benefits expense, partially offset by increases of $2.2 million in processing fees expense and $1.1 million in bankcard expense.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$44,157	$37,010	$7,147	19.3%
Provision for credit losses	1,844	1,921	(77)	(4.0)
Noninterest income	26,453	29,890	(3,437)	(11.5)
Noninterest expense	59,619	69,457	(9,838)	(14.2)
Income (loss) before taxes	9,147	(4,478)	13,625	304.3
Income tax expense (benefit)	1,697	(529)	2,226	420.8
Net income (loss)	$7,450	$(3,949)	$11,399	288.7%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$83,102	$70,967	$12,135	17.1%
Provision for credit losses	2,306	7,426	(5,120)	(68.9)
Noninterest income	59,543	55,122	4,421	8.0
Noninterest expense	123,638	130,580	(6,942)	(5.3)
Income (loss) before taxes	16,701	(11,917)	28,618	240.1
Income tax expense (benefit)	2,837	(1,352)	4,189	309.8
Net income (loss)	$13,864	$(10,565)	$24,429	231.2%

For the six-month period ended June 30, 2021, Personal Banking net income increased by $24.4 million to $13.9 million, as compared to the same period in 2020.  Net interest income increased $12.1 million, or 17.1%, compared to the same period last year due to increased loan balances.  Provision for credit losses decreased $5.1 million due to the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income increased $4.4 million, or 8.0%, for the same period.  This increase is primarily driven by an increase of $2.4 million on gains on sale of mortgage originations and an increase of $1.9 million in company-owned life insurance income. Noninterest expense decreased $6.9 million, or 5.3%, primarily due to decreases of $2.6 million in salaries and employee benefits, $1.4 million in technology, service, and overhead expenses, $1.4 million in operational losses, $0.4 million in processing fees, and $0.4 million in amortization of intangibles.

Balance Sheet Analysis

Total assets of the Company increased by $3.5 billion, or 10.5%, as of June 30, 2021, compared to December 31, 2020, primarily due to an increase of $1.9 billion, or 62.7% in interest-bearing due from banks, an increase of $1.0 billion, or 11.3%, in AFS securities, and $807.1 million, or 5.0%, in loan balances.

Total assets of the Company increased $6.9 billion, or 23.1%, as of June 30, 2021, compared to June 30, 2020, primarily due to an increase in interest-bearing due from banks of $3.3 billion, or 195.1%, an increase in AFS securities of $1.9 billion, or 22.0%, and an increase in loan balances of $1.6 billion, or 10.5%.  Total assets, including interest-bearing due from banks, are being impacted by excess liquidity in the market due to PPP.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2021	2020	2020
Total assets	$36,619,015	$29,753,608	$33,127,504
Loans, net of unearned interest	16,916,093	15,313,310	16,110,359
Total securities	11,726,407	9,804,143	10,645,375
Interest-bearing due from banks	5,059,098	1,714,478	3,110,042
Total earning assets	34,644,720	27,975,969	31,297,528
Total deposits	30,048,471	24,459,404	27,051,251
Total borrowed funds	3,053,947	2,049,690	2,585,092

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

Actual loan balances totaled $16.9 billion as of June 30, 2021, and increased $807.1 million, or 5.0%, compared to December 31, 2020, and increased $1.6 billion, or 10.5%, compared to June 30, 2020.  Compared to December 31, 2020, commercial real estate loans increased $337.4 million, or 5.7%, commercial and industrial loans increased $322.6 million, or 4.6%, and consumer real estate loans increased $193.3 million, or 9.9%.  Compared to June 30, 2020, commercial real estate loans increased $677.7 million, or 12.2%, consumer real estate loans increased $508.2 million, or 31.2%, and commercial and industrial loans increased $384.5 million, or 5.5%.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $11.7 billion as of June 30, 2021, and $10.6 billion as of December 31, 2020, and comprised 33.8% and 34.0% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 88.2% of the Company’s investment securities portfolio at June 30, 2021 and 87.4% at December 31, 2020.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 78.4 months at June 30, 2021, compared to 70.1 months at December 31, 2020, and 65.0 months at June 30, 2020.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $8.7 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2021.  Of this amount, securities with a market value of $205.3 million at June 30, 2021 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio, net of the ACL totaled $1.1 billion and $1.0 billion at June 30, 2021 and December 31, 2020, respectively.  The average life of the HTM portfolio was 5.8 years at June 30, 2021, compared to 6.1 years at December 31, 2020, and 6.2 years at June 30, 2020.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.20% for the six-month period ended June 30, 2021, compared to 2.58% for the same period in 2020.

Deposits and Borrowed Funds

Deposits increased $3.0 billion, or 11.1%, from December 31, 2020 to June 30, 2021 and increased $5.6 billion, or 22.9%, from June 30, 2020 to June 30, 2021.  Noninterest-bearing deposits increased $2.6 billion, and total interest-bearing deposits increased $364.2 million from December 31, 2020 to June 30, 2021. Noninterest-bearing deposits increased $3.9 billion, and total interest-bearing deposits increased $1.7 billion from June 30, 2020 to June 30, 2021.  The increase in deposits as compared to prior periods is related to the excess liquidity in the market created by the PPP and customer behavior changes related to the COVID-19 pandemic.

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

Long-term debt totaled $270.6 million at June 30, 2021, compared to $269.6 million as of December 31, 2020, and $71.0 million as of June 30, 2020.  In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.  The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations have an aggregate contractual balance of $103.1 million.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit.  As of June 30, 2021, the Company had no advances outstanding on this revolving line of credit.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.8 billion as of June 30, 2021, $2.3 billion at December 31, 2020, and $2.0 billion at June 30, 2020. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of the COVID-19 pandemic.

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

Total shareholders’ equity was $3.1 billion at June 30, 2021, a $73.3 million increase compared to December 31, 2020, and a $312.8 million increase compared to June 30, 2020.

The Company’s Board of Directors authorized, at its April 27, 2021, April 28, 2020, and April 23, 2019 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the six-month periods ended June 30, 2021 and 2020, the Company acquired 53,374 shares and 1,138,137 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.  In March 2020, the Company entered into an agreement with Bank of America Merrill Lynch (BAML) to repurchase an aggregate of $30.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR).  The Company repurchased a total of 653,498 shares under the ASR, which was completed during the second quarter of 2020. The ASR was entered into pursuant to the April 23, 2019 Repurchase Authorization and the Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.37 per share quarterly cash dividend payable on October 1, 2021, to shareholders of record at the close of business on September 10, 2021.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.5 billion as of June 30, 2021.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of June 30, 2021.

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

U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company elected this alternative option instead of the one described in the December 2018 rule.

The Company's capital position as of June 30, 2021 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2021	2020	2021	2020
Common equity tier 1 capital ratio	11.91%	11.92%	11.91%	11.92%
Tier 1 risk-based capital ratio	11.91	11.92	11.91	11.92
Total risk-based capital ratio	13.84	13.17	13.84	13.17
Leverage ratio	8.00	8.35	8.00	8.35
Return on average assets	1.02	0.87	1.08	0.42
Return on average equity	11.43	8.95	11.98	4.22
Average equity to assets	8.96	9.67	9.00	10.04

The Company's per share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2021	2020	2021	2020
Earnings - basic	$1.81	$1.26	$3.74	$1.18
Earnings - diluted	1.79	1.26	3.70	1.18
Cash dividends	0.32	0.31	0.64	0.62
Dividend payout ratio	17.68%	24.60%	17.11%	52.54%
Book value	$63.92	$57.84	$63.92	$57.84

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates.  To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board.  The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure.  The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis.  The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time.  On a limited basis, the Company uses hedges such as swaps, rate floors, and futures contracts to manage interest rate risk on certain loans, securities, and trust preferred securities.  See further information in Note 11 “Derivatives and Hedging Activities” in the Notes to the Consolidated Financial Statements.

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

Table 11 shows the net interest income increase or decrease over the next two years as of June 30, 2021 and 2020 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	1.4%	(0.3)%	14.2%	10.3%
200	0.7	(0.3)	9.6	7.3
100	0.1	(0.2)	4.8	3.4
Static	—	—	—	—
(100)	(2.1)	(1.3)	(8.4)	(3.3)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	3.6%	2.7%	15.5%	12.9%
200	2.2	1.6	10.7	9.0
100	0.7	0.4	5.4	4.6
Static	—	—	—	—
(100)	(4.9)	(1.9)	(10.6)	(3.7)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $40.6 million as of June 30, 2021, $35.0 million as of December 31, 2020, and $51.4 million as of June 30, 2020.  Securities sold not yet purchased (i.e. short positions) totaled $9.7 million at June 30, 2021, $2.2 million as of December 31, 2020, and $4.0 million at June 30, 2020 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $24.0 million to $58.2 million at June 30, 2021, compared to June 30, 2020, and decreased $29.6 million, compared to December 31, 2020.

The Company had $1.9 million, $5.7 million, and $4.7 million of other real estate owned as of June 30, 2021 and 2020, and December 31, 2020, respectively. Loans past due more than 90 days and still accruing interest totaled $1.3 million as of June 30, 2021, compared to $4.6 million at June 30, 2020 and $2.0 million as of December 31, 2020.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $7.7 million of restructured loans at June 30, 2021, $11.8 million at June 30, 2020, and $10.8 million at December 31, 2020.  Those loans modified as part of the Company’s response to the COVID-19 pandemic are not considered to be restructured loans and are discussed further below in Table 13.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2021	2020	2020
Nonaccrual loans	$50,791	$71,285	$77,764
Restructured loans on nonaccrual	7,428	10,960	10,059
Total nonperforming loans	58,219	82,245	87,823
Other real estate owned	1,860	5,710	4,740
Total nonperforming assets	$60,079	$87,955	$92,563
Loans past due 90 days or more	$1,265	$4,588	$1,952
Restructured loans accruing	276	805	706
Allowance for credit losses on loans	200,563	200,300	215,973
Ratios:
Nonperforming loans as a percent of loans	0.34%	0.54%	0.55%
Nonperforming assets as a percent of loans plus other real estate owned	0.36	0.57	0.57
Nonperforming assets as a percent of total assets	0.16	0.30	0.28
Loans past due 90 days or more as a percent of loans	0.01	0.03	0.01
Allowance for credit losses on loans as a percent of loans	1.19	1.31	1.34
Allowance for credit losses on loans as a multiple of nonperforming loans	3.44x	2.44x	2.46x

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our customers by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assisting its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of either full payment deferral or interest-only payments.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  As of June 30, 2021, six modified loans were on nonaccrual, totaling $7.5 million.  Any loans modified are segmented separately with specific prepayment and maturity assumptions within the Company’s ACL.  As of June 30, 2021, the Company had 15 COVID-19 related modifications remaining on loans with a total balance of $8.4 million, compared to 136 loans with a total balance of $67.6 million as of December 31, 2020.  Within the Company’s non-credit card loan portfolios, over 1,400 loan modifications have been made since the COVID-19 pandemic began.  Of these loan modifications, approximately 99.5% of loans have resumed making principal or interest payments as of June 30, 2021.  There have been no charge-offs on modified loans.  See further discussion of the impacts of COVID-19 on the Company’s consolidated financial statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 13

COVID-19 LOAN MODIFICATIONS (unaudited, in thousands)

	As of June 30, 2021
		Modification Type
	Balance	Deferment	Interest Only
Commercial and industrial	$7,249	$338	$6,911
Specialty lending	—	—	—
Commercial real estate	—	—	—
Consumer real estate	1,142	1,142	—
Consumer	—	—	—
Credit cards	41	41	—
Leases and other	—	—	—
Held-to-maturity securities	—	—	—
Total	$8,432	$1,521	$6,911

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $10.3 billion of high-quality securities available for sale as of June 30, 2021.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  At June 30, 2021, $8.7 billion, or 84.5%, of the securities available-for-sale were pledged or used as collateral, compared to $7.8 billion, or 84.1%, at December 31, 2020.  However, of these amounts, securities with a market value of $205.3 million at June 30, 2021 and $371.5 million at December 31, 2020 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at June 30, 2021 was $13.8 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding as of June 30, 2021.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.5 billion through advances at the FHLB of Des Moines but had no outstanding FHLB Des Moines advances as of June 30, 2021.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2021.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 27, 2021	368	$75.79	368	1,758,716
April 28 - April 30, 2021	—	—	—	2,000,000
May 1 - May 31, 2021	348	96.19	348	1,999,652
June 1 - June 30, 2021	—	—	—	1,999,652
Total	716	$85.71	716

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

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: July 29, 2021