Form 10-Q
period 2021-09-30
UMB FINANCIAL CORP
filed 2021-10-28
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021, UMB Financial Corporation had 48,358,797 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Loans	$16,469,463	$16,103,651
Allowance for credit losses on loans	(194,156)	(215,973)
Net loans	16,275,307	15,887,678
Loans held for sale	4,645	6,708
Securities:
Available for sale (amortized cost of $10,956,847 and $8,887,734, respectively)	11,162,690	9,299,688
Held to maturity, net of allowance for credit losses of $2,116 and $2,610, respectively (fair value of $1,064,816 and $1,029,444, respectively)	1,087,308	1,012,004
Trading securities	68,882	35,020
Other securities	274,645	296,053
Total securities	12,593,525	10,642,765
Federal funds sold and securities purchased under agreements to resell	1,092,104	1,650,335
Interest-bearing due from banks	5,739,267	3,110,042
Cash and due from banks	426,843	430,638
Premises and equipment, net	273,378	293,095
Accrued income	122,798	139,892
Goodwill	174,518	180,867
Other intangibles, net	15,526	21,056
Other assets	836,374	764,428
Total assets	$37,554,285	$33,127,504

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,189,739	$9,879,970
Interest-bearing demand and savings	17,461,390	16,295,186
Time deposits under $250,000	415,068	477,748
Time deposits of $250,000 or more	169,613	398,347
Total deposits	31,235,810	27,051,251
Federal funds purchased and repurchase agreements	2,500,340	2,315,497
Long-term debt	271,049	269,595
Accrued expenses and taxes	249,567	319,676
Other liabilities	184,679	154,537
Total liabilities	34,441,445	30,110,556

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,355,373 and 48,006,386 shares outstanding, respectively	55,057	55,057
Capital surplus	1,102,818	1,090,450
Retained earnings	2,116,568	1,891,246
Accumulated other comprehensive income, net	164,307	318,340
Treasury stock, 6,701,357 and 7,050,344 shares, at cost, respectively	(325,910)	(338,145)
Total shareholders' equity	3,112,840	3,016,948
Total liabilities and shareholders' equity	$37,554,285	$33,127,504

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans	$159,242	$142,441	$463,949	$433,471
Securities:
Taxable interest	33,307	26,393	90,249	79,475
Tax-exempt interest	24,458	25,377	74,165	74,393
Total securities income	57,765	51,770	164,414	153,868
Federal funds and resell agreements	2,389	2,248	7,762	9,273
Interest-bearing due from banks	1,699	299	3,235	3,360
Trading securities	231	259	579	1,225
Total interest income	221,326	197,017	639,939	601,197
INTEREST EXPENSE
Deposits	6,741	9,284	20,113	50,259
Federal funds and repurchase agreements	1,596	1,730	5,261	10,061
Other	3,224	1,619	9,614	4,323
Total interest expense	11,561	12,633	34,988	64,643
Net interest income	209,765	184,384	604,951	536,554
Provision for credit losses	(5,000)	16,000	11,500	125,500
Net interest income after provision for credit losses	214,765	168,384	593,451	411,054
NONINTEREST INCOME
Trust and securities processing	56,914	50,552	165,611	143,873
Trading and investment banking	5,936	8,678	23,962	23,252
Service charges on deposit accounts	19,881	19,650	64,449	63,805
Insurance fees and commissions	285	259	950	1,051
Brokerage fees	2,899	4,819	8,825	20,432
Bankcard fees	17,198	15,295	47,934	44,756
Investment securities (losses) gains, net	(3,510)	(475)	3,609	7,624
Other	8,304	14,218	33,053	27,083
Total noninterest income	107,907	112,996	348,393	331,876
NONINTEREST EXPENSE
Salaries and employee benefits	124,986	124,194	373,082	366,192
Occupancy, net	12,207	12,027	36,438	35,618
Equipment	19,701	20,968	58,512	63,711
Supplies and services	3,379	3,442	10,340	11,412
Marketing and business development	4,863	3,038	12,005	10,962
Processing fees	16,562	12,812	48,480	39,805
Legal and consulting	7,646	7,244	21,548	19,574
Bankcard	4,795	4,834	14,280	14,243
Amortization of other intangible assets	1,110	1,524	3,647	4,916
Regulatory fees	3,186	2,309	8,501	7,886
Other	10,434	5,603	24,320	20,828
Total noninterest expense	208,869	197,995	611,153	595,147
Income before income taxes	113,803	83,385	330,691	147,783
Income tax expense	19,336	10,293	56,169	17,601
NET INCOME	$94,467	$73,092	$274,522	$130,182

PER SHARE DATA
Net income – basic	$1.96	$1.52	$5.69	$2.70
Net income – diluted	1.94	1.52	5.64	2.69
Dividends	0.37	0.31	1.01	0.93
Weighted average shares outstanding – basic	48,319,414	47,947,056	48,237,819	48,208,447
Weighted average shares outstanding – diluted	48,742,883	48,068,438	48,658,290	48,352,145

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$94,467	$73,092	$274,522	$130,182
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(75,717)	20,975	(198,420)	269,976
Less: Reclassification adjustment for gains included in net income	(1,058)	(311)	(5,078)	(5,544)
Change in unrealized gains and losses on debt securities during the period	(76,775)	20,664	(203,498)	264,432
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	432	(122)	3,513	19,015
Less: Reclassification adjustment for gains included in net income	(831)	(1,123)	(2,550)	(869)
Change in unrealized gains and losses on derivative hedges	(399)	(1,245)	963	18,146
Other comprehensive (loss) income, before tax	(77,174)	19,419	(202,535)	282,578
Income tax benefit (expense)	18,374	(4,578)	48,502	(66,655)
Other comprehensive (loss) income	(58,800)	14,841	(154,033)	215,923
Comprehensive income	$35,667	$87,933	$120,489	$346,105

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – July 1, 2020	$55,057	$1,081,713	$1,692,289	$284,262	$(335,926)	$2,777,395
Total comprehensive income	—	—	73,092	14,841	—	87,933
Dividends ($0.31 per share)	—	—	(14,992)	—	—	(14,992)
Purchase of treasury stock	—	—	—	—	(106)	(106)
Issuances of equity awards, net of forfeitures	—	(111)	—	—	126	15
Recognition of equity-based compensation	—	3,725	—	—	—	3,725
Sale of treasury stock	—	38	—	—	110	148
Exercise of stock options	—	10	—	—	52	62
Balance – September 30, 2020	$55,057	$1,085,375	$1,750,389	$299,103	$(335,744)	$2,854,180

Balance – July 1, 2021	$55,057	$1,098,139	$2,040,134	$223,107	$(326,193)	$3,090,244
Total comprehensive income (loss)	—	—	94,467	(58,800)	—	35,667
Dividends ($0.37 per share)	—	—	(18,033)	—	—	(18,033)
Purchase of treasury stock	—	—	—	—	(181)	(181)
Issuances of equity awards, net of forfeitures	—	(252)	—	—	252	—
Recognition of equity-based compensation	—	4,791	—	—	—	4,791
Sale of treasury stock	—	75	—	—	61	136
Exercise of stock options	—	65	—	—	151	216
Balance – September 30, 2021	$55,057	$1,102,818	$2,116,568	$164,307	$(325,910)	$3,112,840

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2020	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Cumulative effect adjustment (1)	—	—	(7,039)	—	—	(7,039)
Adjusted balance - January 1, 2020	55,057	1,073,764	1,665,399	83,180	(277,999)	2,599,401
Total comprehensive income	—	—	130,182	215,923	—	346,105
Dividends ($0.93 per share)	—	—	(45,192)	—	—	(45,192)
Purchase of treasury stock	—	615	—	—	(60,180)	(59,565)
Forfeitures of equity awards, net of issuances	—	565	—	—	43	608
Recognition of equity-based compensation	—	9,834	—	—	—	9,834
Sale of treasury stock	—	158	—	—	311	469
Exercise of stock options	—	439	—	—	2,081	2,520
Balance – September 30, 2020	$55,057	$1,085,375	$1,750,389	$299,103	$(335,744)	$2,854,180

Balance – January 1, 2021	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	274,522	(154,033)	—	120,489
Dividends ($1.01 per share)	—	—	(49,200)	—	—	(49,200)
Purchase of treasury stock	—	—	—	—	(4,269)	(4,269)
Issuances of equity awards, net of forfeitures	—	(4,374)	—	—	5,069	695
Recognition of equity-based compensation	—	13,401	—	—	—	13,401
Sale of treasury stock	—	223	—	—	214	437
Exercise of stock options	—	3,118	—	—	11,221	14,339
Balance – September 30, 2021	$55,057	$1,102,818	$2,116,568	$164,307	$(325,910)	$3,112,840

(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$274,522	$130,182
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,500	125,500
Net amortization of premiums and discounts from acquisition	390	53
Depreciation and amortization	41,736	46,448
Amortization of debt issuance costs	338	19
Deferred income tax benefit	(3,403)	(15,996)
Net increase in trading securities and other earning assets	(47,336)	(3,536)
Gains on investment securities, net	(3,609)	(7,624)
Gains on sales of assets	(2,605)	(1,770)
Amortization of securities premiums, net of discount accretion	42,014	31,613
Originations of loans held for sale	(112,448)	(74,414)
Gains on sales of loans held for sale, net	(4,294)	(1,920)
Proceeds from sales of loans held for sale	118,805	73,159
Equity-based compensation	14,096	10,442
Net tax benefit related to equity compensation plans	1,813	230
Changes in:
Accrued income	12,891	(8,066)
Accrued expenses and taxes	(60,986)	38,007
Other assets and liabilities, net	78,938	(127,172)
Net cash provided by operating activities	362,362	215,155
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	142,169	111,129
Purchases	(216,979)	(65,334)
Securities available for sale:
Sales	295,546	257,151
Maturities, calls and principal repayments	1,336,507	2,042,636
Purchases	(3,720,734)	(3,322,717)
Equity securities with readily determinable fair values:
Sales	72,801	—
Maturities, calls and principal repayments	2	—
Purchases	(1,058)	(6,597)
Equity securities without readily determinable fair values:
Sales	14	—
Maturities, calls and principal repayments	2,501	7,719
Purchases	(20,936)	(5,979)
Payment on low-income housing tax credit investment commitments	(12,202)	(7,238)
Net increase in loans	(408,476)	(2,538,649)
Net decrease in fed funds sold and resell agreements	558,231	477,032
Net cash activity from acquisitions and divestitures	18,431	24
Net decrease (increase) in interest-bearing balances due from other financial institutions	10,318	(5,817)
Purchases of premises and equipment	(20,703)	(46,763)
Proceeds from sales of premises and equipment	1,666	8,497
Purchases of bank-owned and company-owned life insurance	(100,000)	(50,000)
Proceeds from bank-owned and company-owned life insurance death benefit	—	1,489
Net cash used in investing activities	(2,062,902)	(3,143,417)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	4,475,973	3,674,564
Net decrease in time deposits	(291,414)	(539,901)
Net increase in fed funds purchased and repurchase agreements	184,843	32,496
Proceeds from short-term debt	—	15,000
Proceeds from long-term debt	—	200,000
Payment of debt issuance costs	—	(2,328)
Cash dividends paid	(48,816)	(44,925)
Proceeds from exercise of stock options and sales of treasury shares	14,776	2,989
Purchases of treasury stock	(4,269)	(59,565)
Net cash provided by financing activities	4,331,093	3,278,330
Increase in cash and cash equivalents	2,630,553	350,068
Cash and cash equivalents at beginning of period	3,497,566	1,669,170
Cash and cash equivalents at end of period	$6,128,119	$2,019,238

Supplemental disclosures:
Income tax payments	$69,612	$33,318
Total interest payments	37,967	73,085
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$30,182	$47,172
Commitment to fund low-income housing tax credit investments	30,182	47,172

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices. The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri and also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska, Oklahoma, and Texas. The Company also has offices in Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, Iowa, and Wisconsin.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2021 and September 30, 2020 (in thousands):

	September 30,
	2021	2020
Due from the FRB	$5,701,276	$1,578,579
Cash and due from banks	426,843	440,659
Cash and cash equivalents at end of period	$6,128,119	$2,019,238

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $38.0 million and $35.1 million at September 30, 2021 and September 30, 2020, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 423,469 and 121,382 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at September 30, 2021 and 2020, respectively. Diluted year-to-date net income per share includes the dilutive effect of 420,471 and 143,698 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at September 30, 2021 and 2020, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the three and nine months ended September 30, 2021, there were no outstanding stock options, restricted stock and restricted stock units excluded from the computation of diluted income per share.  Outstanding stock options, restricted stock and restricted stock units of 534,275 and 418,910 for the three and nine months ended September 30, 2020, respectively, were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, 13 of the Company’s derivatives are designated in qualifying hedging relationships. The remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI) and are reclassified to earnings when the hedged transaction affects earnings.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$10,174	$1,281	$83,445	$94,900	$6,761,343	$6,856,243
Specialty lending	—	—	1,211	1,211	507,220	508,431
Commercial real estate	1,036	—	6,687	7,723	6,147,785	6,155,508
Consumer real estate	1,028	77	4,631	5,736	2,239,963	2,245,699
Consumer	2,729	42	62	2,833	112,672	115,505
Credit cards	1,591	919	500	3,010	390,083	393,093
Leases and other	—	—	—	—	194,984	194,984
Total loans	$16,558	$2,319	$96,536	$115,413	$16,354,050	$16,469,463

	December 31, 2020
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$4,652	$319	$33,769	$38,740	$7,023,334	$7,062,074
Specialty lending	—	—	19,437	19,437	491,863	511,300
Commercial real estate	2,351	225	28,386	30,962	5,877,972	5,908,934
Consumer real estate	524	—	5,345	5,869	1,939,625	1,945,494
Consumer	281	120	88	489	117,497	117,986
Credit cards	2,061	1,288	798	4,147	362,821	366,968
Leases and other	—	—	—	—	190,895	190,895
Total loans	$9,869	$1,952	$87,823	$99,644	$16,004,007	$16,103,651

The Company sold consumer real estate loans with proceeds of $118.8 million and $73.2 million in the secondary market without recourse during the nine months ended September 30, 2021 and 2020, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $96.5 million and $87.8 million at September 30, 2021 and December 31, 2020, respectively.  Restructured loans totaled $7.5 million and $10.8 million at September 30, 2021 and December 31, 2020, respectively.  Loans 90 days past due and still accruing interest amounted to $2.3 million and $2.0 million at September 30, 2021 and December 31, 2020, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2021.  Nonaccrual loans with no related allowance for credit losses totaled $91.9 million and $42.1 million at September 30, 2021 and December 31, 2020, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$83,445	$79,971
Specialty lending	1,211	—
Commercial real estate	6,687	6,687
Consumer real estate	4,631	4,631
Consumer	62	62
Credit cards	500	500
Total loans	$96,536	$91,851

	December 31, 2020
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$33,769	$9,916
Specialty lending	19,437	242
Commercial real estate	28,386	25,733
Consumer real estate	5,345	5,345
Consumer	88	88
Credit cards	798	798
Total loans	$87,823	$42,122

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,057,294	$1,109,567	$400,896	$171,666	$140,122	$153,229	$2,676,909	$406	$6,710,089
Agriculture	7,198	6,478	3,755	731	657	1,210	121,099	10	141,138
Overdrafts	—	—	—	—	—	—	5,016	—	5,016
Total Commercial and industrial	2,064,492	1,116,045	404,651	172,397	140,779	154,439	2,803,024	416	6,856,243
Specialty lending:
Asset-based lending	10,245	52,950	—	—	—	—	330,541	—	393,736
Factoring	—	—	—	—	—	—	114,695	—	114,695
Total Specialty lending	10,245	52,950	—	—	—	—	445,236	—	508,431
Commercial real estate:
Owner-occupied	498,622	542,847	269,721	216,268	101,140	190,136	10,983	638	1,830,355
Non-owner-occupied	703,825	732,878	701,884	183,984	110,260	321,302	7,769	—	2,761,902
Farmland	58,698	279,047	36,083	17,411	22,356	36,841	33,345	—	483,781
5+ Multi-family	30,346	97,479	47,900	29,164	1,894	36,866	1,408	—	245,057
1-4 Family construction	36,871	10,054	16,215	—	—	—	470	—	63,610
General construction	267,695	268,200	93,248	68,419	30,169	303	35,670	7,099	770,803
Total Commercial real estate	1,596,057	1,930,505	1,165,051	515,246	265,819	585,448	89,645	7,737	6,155,508
Consumer real estate:
HELOC	439	501	339	592	722	7,105	327,965	6,185	343,848
First lien: 1-4 family	649,364	775,112	220,794	64,550	62,212	109,611	61	—	1,881,704
Junior lien: 1-4 family	5,902	6,619	4,017	1,338	851	1,405	15	—	20,147
Total Consumer real estate	655,705	782,232	225,150	66,480	63,785	118,121	328,041	6,185	2,245,699
Consumer:
Revolving line	735	—	—	—	—	—	66,695	3,323	70,753
Auto	8,978	9,244	6,391	1,530	693	314	—	—	27,150
Other	3,819	1,959	2,126	1,624	2,404	812	4,858	—	17,602
Total Consumer	13,532	11,203	8,517	3,154	3,097	1,126	71,553	3,323	115,505
Credit cards:
Consumer	—	—	—	—	—	—	173,911	—	173,911
Commercial	—	—	—	—	—	—	219,182	—	219,182
Total Credit cards	—	—	—	—	—	—	393,093	—	393,093
Leases and other:
Leases	—	—	813	—	739	643	—	—	2,195
Other	21,345	47,203	55,555	22,868	5,872	918	39,028	—	192,789
Total Leases and other	21,345	47,203	56,368	22,868	6,611	1,561	39,028	—	194,984
Total loans	$4,361,376	$3,940,138	$1,859,737	$780,145	$480,091	$860,695	$4,169,620	$17,661	$16,469,463

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture	8,886	6,495	1,976	3,651	2,164	416	137,955	38	161,581
Overdrafts	—	—	—	—	—	—	16,325	—	16,325
Total Commercial and industrial	3,194,475	690,983	473,926	188,818	180,740	70,015	2,263,079	38	7,062,074
Specialty lending:
Asset-based lending	64,258	—	—	—	—	—	291,091	—	355,349
Factoring	—	—	—	—	—	—	155,951	—	155,951
Total Specialty lending	64,258	—	—	—	—	—	447,042	—	511,300
Commercial real estate:
Owner-occupied	579,212	334,098	233,192	170,913	120,603	176,377	18,880	51,910	1,685,185
Non-owner-occupied	846,030	630,457	230,549	169,193	333,215	115,753	49,384	97,954	2,472,535
Farmland	297,788	37,288	31,454	37,485	28,925	29,480	40,043	—	502,463
5+ Multi-family	190,922	80,293	2,835	32,498	39,802	6,298	2,418	94,789	449,855
1-4 Family construction	144	—	—	—	—	—	30,131	—	30,275
General construction	20,452	3,082	1,215	514	358	2,738	733,952	6,310	768,621
Total Commercial real estate	1,934,548	1,085,218	499,245	410,603	522,903	330,646	874,808	250,963	5,908,934
Consumer real estate:
HELOC	82,410	11,236	4,263	241	63	2,561	294,390	5	395,169
First lien: 1-4 family	896,676	304,017	83,429	87,927	78,458	75,408	2,579	—	1,528,494
Junior lien: 1-4 family	9,142	6,383	2,360	1,247	948	1,470	281	—	21,831
Total Consumer real estate	988,228	321,636	90,052	89,415	79,469	79,439	297,250	5	1,945,494
Consumer:
Revolving line	—	—	—	—	—	—	65,215	—	65,215
Auto	12,470	9,846	2,960	1,645	680	348	—	—	27,949
Other	5,017	3,200	2,131	216	1,005	172	13,081	—	24,822
Total Consumer	17,487	13,046	5,091	1,861	1,685	520	78,296	—	117,986
Credit cards:
Consumer	—	—	—	—	—	—	188,681	—	188,681
Commercial	—	—	—	—	—	—	178,287	—	178,287
Total Credit cards	—	—	—	—	—	—	366,968	—	366,968
Leases and other:
Leases	—	915	—	787	—	711	—	—	2,413
Other	33,626	10,758	7,659	2,611	1,323	646	131,859	—	188,482
Total Leases and other	33,626	11,673	7,659	3,398	1,323	1,357	131,859	—	190,895
Total loans	$6,232,622	$2,122,556	$1,075,973	$694,095	$786,120	$481,977	$4,459,302	$251,006	$16,103,651

Accrued interest on loans totaled $48.4 million and $58.8 million as of September 30, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$1,951,722	$1,019,686	$363,729	$156,312	$124,445	$152,159	$2,438,881	$406	$6,207,340
Watch – Pass	65,785	42,201	34,299	10,236	7,723	874	96,320	—	257,438
Special Mention	8,379	3,603	—	625	1,816	9	44,986	—	59,418
Substandard	31,408	11,702	2,868	1,019	1,281	187	63,073	—	111,538
Doubtful	—	32,375	—	3,474	4,857	—	33,649	—	74,355
Total Equipment/Accounts Receivable/Inventory	$2,057,294	$1,109,567	$400,896	$171,666	$140,122	$153,229	$2,676,909	$406	$6,710,089
Agriculture
Non-watch list – Pass	$6,633	$5,708	$2,968	$303	$646	$1,188	$90,056	$10	$107,512
Watch – Pass	500	300	348	428	11	22	7,182	—	8,791
Special Mention	—	—	439	—	—	—	1,375	—	1,814
Substandard	65	470	—	—	—	—	22,486	—	23,021
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$7,198	$6,478	$3,755	$731	$657	$1,210	$121,099	$10	$141,138

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,975,305	$664,016	$439,460	$171,409	$165,321	$67,442	$1,948,261	$—	$6,431,214
Watch – Pass	89,746	10,400	9,309	5,126	11,044	1,592	70,768	—	197,985
Special Mention	53,334	9,788	15,524	1,898	2,158	—	8,485	—	91,187
Substandard	67,118	231	7,657	1,369	53	565	81,246	—	158,239
Doubtful	86	53	—	5,365	—	—	39	—	5,543
Total Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture
Non-watch list – Pass	$7,880	$3,924	$1,389	$1,379	$1,759	$404	$92,917	$38	$109,690
Watch – Pass	179	2,571	188	102	345	—	17,956	—	21,341
Special Mention	303	—	399	22	—	12	6,674	—	7,410
Substandard	524	—	—	2,148	60	—	20,408	—	23,140
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$8,886	$6,495	$1,976	$3,651	$2,164	$416	$137,955	$38	$161,581

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

Factoring General factoring loans are secured by accounts receivable.  The purpose of these loans is for financing current operations for trucking or other commercial customers.  The repayment of debt is reliant upon collection of the accounts receivable within 30 to 90 days.  The Company tracks each individual borrower’s credit risk based on their loan to collateral position.  To assess credit risk, the portfolio is separated into two tiers and a specifically impaired category.  Tier 1 are loans that have not experienced collateral coverage rates falling below an internally tracked threshold at any time during their relationship history.  The internal threshold is lower than each customers’ actual contractual collateral coverage ratio.  Tier 2 are loans that have experienced collateral coverage rates falling below the same internally tracked threshold during their relationship history.  Loans individually evaluated are loans that have either experienced collateral coverage rates falling below an internally tracked threshold during their relationship history or have balances that are greater than an internally tracked threshold.  Individually evaluated loans utilize a practical expedient for the purpose of determining the expected credit loss. Collateral dependent assets are loans placed on non-accrual and loans considered to be TDRs.  The combination of these categories has created an associated allowance to this portfolio of $2.7 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively.

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of September 30, 2021 and December 31, 2020 (in thousands):

	Asset-based lending
Risk	September 30, 2021	December 31, 2020
In-margin	$380,732	$331,360
Out-of-margin	13,004	23,989
Total	$393,736	$355,349

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of September 30, 2021 and December 31, 2020 (in thousands):

	Factoring
Risk	September 30, 2021	December 31, 2020
Tier 1	$10,036	$10,774
Tier 2	69,733	135,861
Individually evaluated	33,715	7,755
Collateral dependent assets	1,211	1,561
Total	$114,695	$155,951

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Owner-occupied
Non-watch list – Pass	$498,332	$530,483	$251,374	$212,965	$97,369	$182,869	$10,883	$638	$1,784,913
Watch – Pass	—	10,996	17,212	1,062	1,157	3,745	—	—	34,172
Special Mention	98	1,334	—	—	—	991	—	—	2,423
Substandard	192	34	1,135	2,241	2,614	2,531	100	—	8,847
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$498,622	$542,847	$269,721	$216,268	$101,140	$190,136	$10,983	$638	$1,830,355
Non-owner-occupied
Non-watch list – Pass	$657,172	$722,918	$607,828	$172,723	$104,929	$282,344	$7,769	$—	$2,555,683
Watch – Pass	46,653	1,294	42,625	11,261	5,331	2,623	—	—	109,787
Special Mention	—	8,666	24,921	—	—	36,300	—	—	69,887
Substandard	—	—	26,510	—	—	35	—	—	26,545
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$703,825	$732,878	$701,884	$183,984	$110,260	$321,302	$7,769	$—	$2,761,902
Farmland
Non-watch list – Pass	$37,740	$237,500	$28,028	$2,229	$21,456	$14,822	$22,091	$—	$363,866
Watch – Pass	6,130	24,411	6,802	15,167	218	20,382	8,999	—	82,109
Special Mention	195	356	297	—	682	687	257	—	2,474
Substandard	14,633	16,780	956	15	—	950	1,998	—	35,332
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$58,698	$279,047	$36,083	$17,411	$22,356	$36,841	$33,345	$—	$483,781
5+ Multi-family
Non-watch list – Pass	$30,346	$97,479	$47,900	$29,164	$1,894	$36,866	$1,408	$—	$245,057
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$30,346	$97,479	$47,900	$29,164	$1,894	$36,866	$1,408	$—	$245,057
1-4 Family construction
Non-watch list – Pass	$36,871	$10,054	$16,215	$—	$—	$—	$470	$—	$63,610
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$36,871	$10,054	$16,215	$—	$—	$—	$470	$—	$63,610
General construction
Non-watch list – Pass	$267,695	$268,200	$91,549	$68,419	$30,169	$303	$35,670	$7,099	$769,104
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,614	—	—	—	—	—	1,614
Doubtful	—	—	85	—	—	—	—	—	85
Total General construction	$267,695	$268,200	$93,248	$68,419	$30,169	$303	$35,670	$7,099	$770,803

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Owner-occupied
Non-watch list – Pass	$568,636	$327,579	$227,581	$141,758	$118,593	$163,292	$15,052	$51,910	$1,614,401
Watch – Pass	1,712	6,413	4,761	1,194	—	8,581	—	—	22,661
Special Mention	1,424	—	—	—	1,588	—	—	—	3,012
Substandard	7,440	106	850	27,961	422	4,504	3,828	—	45,111
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$579,212	$334,098	$233,192	$170,913	$120,603	$176,377	$18,880	$51,910	$1,685,185
Non-owner-occupied
Non-watch list – Pass	$802,078	$525,246	$205,484	$156,290	$294,979	$101,616	$49,384	$81,499	$2,216,576
Watch – Pass	43,769	45,748	25,065	12,903	1,936	7,701	—	16,455	153,577
Special Mention	183	32,953	—	—	36,300	5,100	—	—	74,536
Substandard	—	26,510	—	—	—	1,336	—	—	27,846
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$846,030	$630,457	$230,549	$169,193	$333,215	$115,753	$49,384	$97,954	$2,472,535
Farmland
Non-watch list – Pass	$237,124	$27,815	$15,907	$26,071	$13,376	$8,924	$19,074	$—	$348,291
Watch – Pass	20,992	9,221	13,404	5,133	6,301	19,835	17,699	—	92,585
Special Mention	—	—	630	1,854	4,901	40	861	—	8,286
Substandard	39,672	252	1,513	4,427	4,347	681	2,409	—	53,301
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$297,788	$37,288	$31,454	$37,485	$28,925	$29,480	$40,043	$—	$502,463
5+ Multi-family
Non-watch list – Pass	$190,922	$77,846	$2,835	$31,173	$39,802	$6,298	$2,418	$94,789	$446,083
Watch – Pass	—	—	—	1,325	—	—	—	—	1,325
Special Mention	—	2,447	—	—	—	—	—	—	2,447
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$190,922	$80,293	$2,835	$32,498	$39,802	$6,298	$2,418	$94,789	$449,855
1-4 Family construction
Non-watch list – Pass	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
General construction
Non-watch list – Pass	$20,452	$2,996	$1,215	$514	$358	$2,738	$730,616	$6,310	$765,199
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3,336	—	3,336
Doubtful	—	86	—	—	—	—	—	—	86
Total General construction	$20,452	$3,082	$1,215	$514	$358	$2,738	$733,952	$6,310	$768,621

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
HELOC
Performing	$439	$485	$199	$167	$454	$5,407	$327,863	$6,124	$341,138
Non-performing	—	16	140	425	268	1,698	102	61	2,710
Total HELOC	$439	$501	$339	$592	$722	$7,105	$327,965	$6,185	$343,848
First lien: 1-4 family
Performing	$649,364	$775,040	$220,539	$64,398	$61,898	$108,563	$61	$—	$1,879,863
Non-performing	—	72	255	152	314	1,048	—	—	1,841
Total First lien: 1-4 family	$649,364	$775,112	$220,794	$64,550	$62,212	$109,611	$61	$—	$1,881,704
Junior lien: 1-4 family
Performing	$5,902	$6,619	$4,017	$1,329	$831	$1,355	$15	$—	$20,068
Non-performing	—	—	—	9	20	50	—	—	79
Total Junior lien: 1-4 family	$5,902	$6,619	$4,017	$1,338	$851	$1,405	$15	$—	$20,147

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
HELOC
Performing	$82,410	$11,209	$4,213	$241	$63	$2,518	$291,340	$5	$391,999
Non-performing	—	27	50	—	—	43	3,050	—	3,170
Total HELOC	$82,410	$11,236	$4,263	$241	$63	$2,561	$294,390	$5	$395,169
First lien: 1-4 family
Performing	$896,676	$303,810	$83,429	$87,637	$77,466	$74,849	$2,579	$—	$1,526,446
Non-performing	—	207	—	290	992	559	—	—	2,048
Total First lien: 1-4 family	$896,676	$304,017	$83,429	$87,927	$78,458	$75,408	$2,579	$—	$1,528,494
Junior lien: 1-4 family
Performing	$9,142	$6,374	$2,317	$1,225	$908	$1,456	$281	$—	$21,703
Non-performing	—	9	43	22	40	14	—	—	128
Total Junior lien: 1-4 family	$9,142	$6,383	$2,360	$1,247	$948	$1,470	$281	$—	$21,831

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Revolving line
Performing	$735	$—	$—	$—	$—	$—	$66,695	$3,323	$70,753
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$735	$—	$—	$—	$—	$—	$66,695	$3,323	$70,753
Auto
Performing	$8,978	$9,244	$6,350	$1,530	$693	$314	$—	$—	$27,109
Non-performing	—	—	41	—	—	—	—	—	41
Total Auto	$8,978	$9,244	$6,391	$1,530	$693	$314	$—	$—	$27,150
Other
Performing	$3,819	$1,943	$2,126	$1,624	$2,404	$808	$4,858	$—	$17,582
Non-performing	—	16	—	—	—	4	—	—	20
Total Other	$3,819	$1,959	$2,126	$1,624	$2,404	$812	$4,858	$—	$17,602

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Auto
Performing	$12,465	$9,784	$2,960	$1,645	$680	$347	$—	$—	$27,881
Non-performing	5	62	—	—	—	1	—	—	68
Total Auto	$12,470	$9,846	$2,960	$1,645	$680	$348	$—	$—	$27,949
Other
Performing	$5,000	$3,200	$2,131	$214	$1,005	$172	$13,081	$—	$24,803
Non-performing	17	—	—	2	—	—	—	—	19
Total Other	$5,017	$3,200	$2,131	$216	$1,005	$172	$13,081	$—	$24,822

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of September 30, 2021 and December 31, 2020 (in thousands):

	Consumer
Risk	September 30, 2021	December 31, 2020
Transactor accounts	$51,855	$51,017
Revolver accounts (by FICO score):
Less than 600	5,505	7,230
600-619	1,866	2,950
620-639	3,790	5,493
640-659	7,738	9,497
660-679	9,515	15,541
680-699	11,405	19,345
700-719	14,165	18,048
720-739	14,368	16,288
740-759	13,552	13,944
760-779	13,163	9,493
780-799	12,533	7,088
800-819	9,016	5,513
820-839	4,391	4,570
840+	1,049	2,664
Total	$173,911	$188,681

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of September 30, 2021 and December 31, 2020 (in thousands):

	Consumer
Risk	September 30, 2021	December 31, 2020
Current	$208,353	$170,412
Past Due	10,829	7,875
Total	$219,182	$178,287

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2021 and December 31, 2020 (in thousands):

	Leases		Other
Risk	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Non-watch list – Pass	$2,195	$2,413	$192,105	$187,924
Watch – Pass	—	—	684	350
Special Mention	—	—	—	—
Substandard	—	—	—	208
Doubtful	—	—	—	—
Total	$2,195	$2,413	$192,789	$188,482

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended September 30, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$118,121	$5,901	$56,734	$5,807	$857	$11,743	$1,400	$200,563	$2,836	$203,399
Charge-offs	(1,592)	—	(77)	—	(1,782)	(1,617)	—	(5,068)	—	(5,068)
Recoveries	1,165	3	213	16	83	461	—	1,941	—	1,941
Provision	(12,559)	816	10,663	360	1,856	(4,265)	(151)	(3,280)	(720)	(4,000)
Ending balance - ACL	$105,135	$6,720	$67,533	$6,183	$1,014	$6,322	$1,249	$194,156	$2,116	$196,272
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,344	$213	$326	$142	$208	$—	$264	$3,497	$91	$3,588
Provision	(605)	(53)	154	(36)	(208)	—	(249)	(997)	(3)	(1,000)
Ending balance - ACL on off-balance sheet	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588

	Three Months Ended September 30, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$114,610	$929	$55,834	$5,952	$1,606	$19,585	$1,784	$200,300	$3,305	$203,605
Charge-offs	(4,554)	—	(3,000)	—	(107)	(1,823)	—	(9,484)	—	(9,484)
Recoveries	3,923	—	6	9	56	379	—	4,373	—	4,373
Provision	5,880	2,654	6,194	1,644	857	(824)	94	16,499	(499)	16,000
Ending balance - ACL	$119,859	$3,583	$59,034	$7,605	$2,412	$17,317	$1,878	$211,688	$2,806	$214,494
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478

	Nine Months Ended September 30, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(6,311)	(31,945)	(77)	(86)	(2,030)	(4,786)	(8)	(45,243)	—	(45,243)
Recoveries	4,926	154	1,560	129	170	1,475	18	8,432	—	8,432
Provision	(16,180)	33,292	4,119	(446)	1,394	(6,153)	(1,032)	14,994	(494)	14,500
Ending balance - ACL	$105,135	$6,720	$67,533	$6,183	$1,014	$6,322	$1,249	$194,156	$2,116	$196,272
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(2,120)	(127)	33	(39)	(381)	—	(399)	(3,033)	33	(3,000)
Ending balance - ACL on off-balance sheet	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588

	Nine Months Ended September 30, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Charge-offs	(6,990)	—	(11,920)	(219)	(513)	(5,953)	(11)	(25,606)	—	(25,606)
Recoveries	5,640	—	82	57	271	1,232	—	7,282	—	7,282
Provision	54,219	890	53,995	4,992	2,080	5,385	753	122,314	(314)	122,000
Ending balance - ACL	$119,859	$3,583	$59,034	$7,605	$2,412	$17,317	$1,878	$211,688	$2,806	$214,494
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	3,154	28	146	212	11	—	(38)	3,513	(13)	3,500
Ending balance - ACL on off-balance sheet	$5,417	$81	$403	$314	$33	$—	$173	$6,421	$57	$6,478

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$83,445	$3,474	$79,971
Agriculture	—	—	—
Total Commercial and industrial	83,445	3,474	79,971
Specialty lending:
Asset-based lending	—	—	—
Factoring	1,211	139	—
Total Specialty lending	1,211	139	—
Commercial real estate:
Owner-occupied	4,669	—	4,669
Non-owner-occupied	—	—	—
Farmland	510	—	510
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	1,700	—	1,700
Total Commercial real estate	6,879	—	6,879
Consumer real estate:
HELOC	2,710	—	2,710
First lien: 1-4 family	1,842	—	1,842
Junior lien: 1-4 family	160	—	160
Total Consumer real estate	4,712	—	4,712
Consumer:
Revolving line	—	—	—
Auto	42	—	42
Other	20	—	20
Total Consumer	62	—	62
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$96,309	$3,613	$91,624

	December 31, 2020
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$29,684	$4,828	$5,830
Agriculture	4,086	—	4,086
Total Commercial and industrial	33,770	4,828	9,916
Specialty lending:
Asset-based lending	17,875	4,490	242
Factoring	1,561	173	—
Total Specialty lending	19,436	4,663	242
Commercial real estate:
Owner-occupied	16,539	—	16,539
Non-owner-occupied	—	—	—
Farmland	8,625	—	8,625
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,423	582	770
Total Commercial real estate	28,587	582	25,934
Consumer real estate:
HELOC	3,170	—	3,170
First lien: 1-4 family	2,468	54	2,047
Junior lien: 1-4 family	212	—	212
Total Consumer real estate	5,850	54	5,429
Consumer:
Revolving line	—	—	—
Auto	69	—	69
Other	19	—	19
Total Consumer	88	—	88
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$87,731	$10,127	$41,609

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of September 30, 2021 and September 30, 2020.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three and nine-month periods ended September 30, 2021, the Company had no new TDRs.  For the three months ended September 30, 2020, the Company had no new TDRs. For the nine months ended September 30, 2020, the Company had one new residential real estate TDR with a pre- and post-modification loan balance of $441 thousand. For the three and nine-month periods ended September 30, 2021 and September 30, 2020, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$69,515	$515	$(171)	$69,859
U.S. Agencies	89,113	4,542	—	93,655
Mortgage-backed	7,309,736	126,649	(66,164)	7,370,221
State and political subdivisions	3,324,563	149,848	(12,508)	3,461,903
Corporates	163,920	3,345	(213)	167,052
Total	$10,956,847	$284,899	$(79,056)	$11,162,690

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$29,911	$829	$—	$30,740
U.S. Agencies	89,554	6,395	—	95,949
Mortgage-backed	5,266,394	202,944	(1,157)	5,468,181
State and political subdivisions	3,424,309	199,848	(538)	3,623,619
Corporates	77,566	3,649	(16)	81,199
Total	$8,887,734	$413,665	$(1,711)	$9,299,688

The following table presents contractual maturity information for securities available for sale at September 30, 2021 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$170,215	$171,325
Due after 1 year through 5 years	599,514	614,809
Due after 5 years through 10 years	771,983	795,782
Due after 10 years	2,105,399	2,210,553
Total	3,647,111	3,792,469
Mortgage-backed securities	7,309,736	7,370,221
Total securities available for sale	$10,956,847	$11,162,690

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2021, proceeds from the sales of securities available for sale were $295.5 million compared to $257.2 million for the same period in 2020.

Securities available for sale with a fair value of $8.0 billion at September 30, 2021 and $7.8 billion at December 31, 2020 were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements. Of these amounts, securities with a market value of $181.8 million and $371.5 million at September 30, 2021 and December 31, 2020, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $35.8 million and $42.6 million as of September 30, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020 (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	4	$59,419	$(171)	—	$—	$—	4	$59,419	$(171)
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	249	3,939,967	(64,932)	2	27,627	(1,232)	251	3,967,594	(66,164)
State and political subdivisions	513	539,497	(10,792)	19	33,968	(1,716)	532	573,465	(12,508)
Corporates	26	36,405	(213)	—	—	—	26	36,405	(213)
Total	792	$4,575,288	$(76,108)	21	$61,595	$(2,948)	813	$4,636,883	$(79,056)

	Less than 12 months			12 months or more			Total
December 31, 2020	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	16	174,234	(1,157)	—	—	—	16	174,234	(1,157)
State and political subdivisions	24	55,653	(279)	6	2,833	(259)	30	58,486	(538)
Corporates	4	5,335	(16)	—	—	—	4	5,335	(16)
Total	44	$235,222	$(1,452)	6	$2,833	$(259)	50	$238,055	$(1,711)

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

As of September 30, 2021 and December 31, 2020, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at September 30, 2021 and December 31, 2020, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$8,364	$370	$(9)	$8,725
Due after 1 year through 5 years	154,850	1,574	(300)	156,124
Due after 5 years through 10 years	501,529	4,117	(7,497)	498,149
Due after 10 years	424,681	1,882	(24,745)	401,818
Total state and political subdivisions	$1,089,424	$7,943	$(32,551)	$1,064,816
Allowance for credit losses	(2,116)
Total state and political subdivisions, net of allowance for credit losses	$1,087,308

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
State and political subdivisions:
Due in 1 year or less	$4,907	$29	$—	$4,936
Due after 1 year through 5 years	123,643	3,402	(144)	126,901
Due after 5 years through 10 years	423,759	12,845	(1,566)	435,038
Due after 10 years	462,305	13,447	(13,183)	462,569
Total state and political subdivisions	$1,014,614	$29,723	$(14,893)	$1,029,444
Allowance for credit losses	(2,610)
Total state and political subdivisions, net of allowance for credit losses	$1,012,004

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2021 or 2020.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020, respectively (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$339,169	$(8,130)	$197,950	$(24,421)	$537,119	$(32,551)
Total	$339,169	$(8,130)	$197,950	$(24,421)	$537,119	$(32,551)

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)
Total	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)

The unrealized losses in the Company’s held to maturity portfolio were caused by changes in the interest rate environment.  The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at September 30, 2021 and December 31, 2020 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
September 30, 2021	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$383,194	$595,824	$21,203	$910	$1,001,131
Utilities	56,218	32,075	—	—	88,293
Total state and political subdivisions	$439,412	$627,899	$21,203	$910	$1,089,424

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2020	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$340,290	$558,786	$18,078	$8,135	$925,289
Utilities	56,232	33,093	—	—	89,325
Total state and political subdivisions	$396,522	$591,879	$18,078	$8,135	$1,014,614

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

All held-to-maturity securities were current and not past due at September 30, 2021 and December 31, 2020.

Accrued interest on securities held to maturity totaled $6.3 million and $5.3 million as September 30, 2021 and December 31, 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

Trading Securities

There were net unrealized losses on trading securities of $154 thousand and net unrealized gains of $25 thousand at September 30, 2021 and 2020, respectively.  Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $2.3 million and $2.2 million at September 30, 2021 and December 31, 2020, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
FRB and FHLB stock	$36,222	$33,222
Equity securities with readily determinable fair values	66,316	134,197
Equity securities without readily determinable fair values	172,107	128,634
Total	$274,645	$296,053

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

Investment Securities Gains, Net

The table below presents the components of Investments securities (losses) gains, net for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment securities (losses) gains, net
Available-for-sale debt securities:
Gains realized on sales	$1,060	$311	$5,080	$5,715
Losses realized on sales	(2)	—	(2)	(171)
Equity securities with readily determinable fair values:
Fair value adjustments, net	(4,427)	84	(9,607)	84
Equity securities without readily determinable fair values:
Fair value adjustments, net	(141)	(870)	8,138	1,996
Total investment securities (losses) gains, net	$(3,510)	$(475)	$3,609	$7,624

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2021 and December 31, 2020 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2021	$59,419	$51,332	$70,116	$180,867
Sale of component of business segment	—	—	(6,349)	(6,349)
Balances as of September 30, 2021	$59,419	$51,332	$63,767	$174,518

Balances as of January 1, 2020	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2020	$59,419	$51,332	$70,116	$180,867

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,167	$121,226
Accumulated amortization	49,445	56,255	105,700
Net carrying amount	$614	$14,912	$15,526

	As of December 31, 2020
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,928	$139,987
Accumulated amortization	48,746	70,185	118,931
Net carrying amount	$1,313	$19,743	$21,056

On March 31, 2021, the Company sold its membership interests in its Prairie Capital Management, LLC and UMB Merchant Banc, LLC subsidiaries, a component of its Personal Banking segment.  The sale included disposition of $6.3 million of goodwill and $1.9 million of net unamortized customer relationship intangibles.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Aggregate amortization expense	$1,110	$1,524	$3,647	$4,916

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2021	$1,110
For the year ending December 31, 2022	3,920
For the year ending December 31, 2023	3,323
For the year ending December 31, 2024	2,704
For the year ending December 31, 2025	2,608

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2021 and December 31, 2020, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2021
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$1,982,500	$270,917	$135,452	$750	$2,389,619
Total repurchase agreements	$1,982,500	$270,917	$135,452	$750	$2,389,619

	As of December 31, 2020
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$2,440	$—	$—	$2,440
U.S. Agencies	1,757,119	489,302	1,000	2,247,421
Total repurchase agreements	$1,759,559	$489,302	$1,000	$2,249,861

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments:  Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2021.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$143,935	$21,203	$44,627	$209,765
Provision for credit losses	(5,720)	172	548	(5,000)
Noninterest income	16,523	65,551	25,833	107,907
Noninterest expense	74,359	73,354	61,156	208,869
Income before taxes	91,819	13,228	8,756	113,803
Income tax expense	15,601	2,248	1,487	19,336
Net income	$76,218	$10,980	$7,269	$94,467
Average assets	$15,766,000	$11,976,000	$8,131,000	$35,873,000

	Three Months Ended September 30, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$122,362	$23,375	$38,647	$184,384
Provision for credit losses	14,032	193	1,775	16,000
Noninterest income	22,464	62,688	27,844	112,996
Noninterest expense	65,175	69,667	63,153	197,995
Income before taxes	65,619	16,203	1,563	83,385
Income tax expense	8,100	2,000	193	10,293
Net income	$57,519	$14,203	$1,370	$73,092
Average assets	$12,957,000	$10,019,000	$6,505,000	$29,481,000

	Nine Months Ended September 30, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$412,622	$64,599	$127,730	$604,951
Provision for credit losses	8,107	539	2,854	11,500
Noninterest income	60,294	202,718	85,381	348,393
Noninterest expense	209,144	217,211	184,798	611,153
Income before taxes	255,665	49,567	25,459	330,691
Income tax expense	43,427	8,419	4,323	56,169
Net income	$212,238	$41,148	$21,136	$274,522
Average assets	$14,987,000	$11,734,000	$7,681,000	$34,402,000

	Nine Months Ended September 30, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$342,406	$84,534	$109,614	$536,554
Provision for credit losses	115,533	766	9,201	125,500
Noninterest income	57,782	191,128	82,966	331,876
Noninterest expense	186,341	215,073	193,733	595,147
Income (loss) before taxes	98,314	59,823	(10,354)	147,783
Income tax expense (benefit)	11,709	7,125	(1,233)	17,601
Net income (loss)	$86,605	$52,698	$(9,121)	$130,182
Average assets	$12,318,000	$9,572,000	$6,001,000	$27,891,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended September 30, 2021 and September 30, 2020, the Company had $8.6 million and $7.8 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606. For the nine months ended September 30, 2021 and September 30, 2020, the Company had $25.4 million and $22.7 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2021.  Total receivables from revenue recognized under the scope of ASC 606 were $67.1 million and $62.1 million as of September 30, 2021 and December 31, 2020, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and nine months ended September 30, 2021 and September 30, 2020.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2021 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$42,697	$14,217	$—	$56,914
Trading and investment banking	—	129	—	5,807	5,936
Service charges on deposit accounts	7,918	9,867	2,008	88	19,881
Insurance fees and commissions	—	—	285	—	285
Brokerage fees	16	851	2,032	—	2,899
Bankcard fees	15,132	4,727	5,702	(8,363)	17,198
Investment securities losses, net	—	—	—	(3,510)	(3,510)
Other	209	404	670	7,021	8,304
Total Noninterest income	$23,275	$58,675	$24,914	$1,043	$107,907

	Three Months Ended September 30, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$34,188	$16,364	$—	$50,552
Trading and investment banking	—	74	—	8,604	8,678
Service charges on deposit accounts	7,428	10,180	1,986	56	19,650
Insurance fees and commissions	—	—	259	—	259
Brokerage fees	67	2,775	1,977	—	4,819
Bankcard fees	12,954	4,706	5,213	(7,578)	15,295
Investment securities losses, net	—	—	—	(475)	(475)
Other	240	363	649	12,966	14,218
Total Noninterest income	$20,689	$52,286	$26,448	$13,573	$112,996

	Nine Months Ended September 30, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$120,300	$45,311	$—	$165,611
Trading and investment banking	—	750	—	23,212	23,962
Service charges on deposit accounts	23,676	34,876	5,661	236	64,449
Insurance fees and commissions	—	—	950	—	950
Brokerage fees	90	2,843	5,892	—	8,825
Bankcard fees	41,829	14,310	16,584	(24,789)	47,934
Investment securities gains, net	—	—	—	3,609	3,609
Other	636	1,219	1,985	29,213	33,053
Total Noninterest income	$66,231	$174,298	$76,383	$31,481	$348,393

	Nine Months Ended September 30, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$96,805	$47,068	$—	$143,873
Trading and investment banking	—	753	—	22,499	23,252
Service charges on deposit accounts	21,211	36,249	6,197	148	63,805
Insurance fees and commissions	—	—	1,051	—	1,051
Brokerage fees	184	14,187	6,061	—	20,432
Bankcard fees	38,855	12,965	14,880	(21,944)	44,756
Investment securities gains, net	—	—	—	7,624	7,624
Other	897	1,075	1,977	23,134	27,083
Total Noninterest income	$61,147	$162,034	$77,234	$31,461	$331,876

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	September 30,	December 31,
	2021	2020
Commitments to extend credit for loans (excluding credit card loans)	$9,856,218	$8,851,333
Commitments to extend credit under credit card loans	3,647,549	3,472,339
Commercial letters of credit	2,235	3,160
Standby letters of credit	356,957	346,617
Forward contracts	40,631	51,273
Spot foreign exchange contracts	2,043	680

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

The ACL for off-balance sheet credit exposures was $2.6 million and $5.6 million at September 30, 2021 and December 31, 2020, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  A reduction of $1.0 million and $3.0 million of provision for off-balance sheet credit exposures was recorded for the three and nine months ended September 30, 2021, respectively. No provision for off-balance sheet credit exposures was recorded for the three months ended September 30, 2020. Provision for off-balance sheet credit exposures of $3.5 million was recorded for the nine months ended September 30, 2020. Provision for off-balance sheet credit exposure is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2021 and December 31, 2020.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2021	2020	2021	2020
Interest Rate Products:
Derivatives not designated as hedging instruments	$68,700	$103,506	$12,392	$9,375
Derivatives designated as hedging instruments	1	48	1,468	—
Total	$68,701	$103,554	$13,860	$9,375

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of September 30, 2021, the Company had 11 interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s fixed rate loan assets and municipal bond securities.  These swaps had an aggregate notional amount of $1.0 billion as of September 30, 2021.  As of December 31, 2020, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets.  This swap had a notional amount of $5.0 million as of December 31, 2020.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of September 30, 2021 and December 31, 2020, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both September 30, 2021 and December 31, 2020.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $13.5 million, or $10.2 million net of tax, and $17.0 million, or $12.9 million net of tax, as of September 30, 2021 and December 31, 2020, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 2.9 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s derivatives.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The Company expects to reclassify $1.3 million from AOCI to Interest expense and $4.9 million from AOCI to Interest income during the next 12 months.  As of September 30, 2021, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 15.0 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income.  As of September 30, 2021, the Company had 192 interest rate swaps with an aggregate notional amount of $2.8 billion related to this program.  As of December 31, 2020, the Company had 176 interest rate swaps with an aggregate notional amount of $2.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Interest Rate Products
Derivatives not designated as hedging instruments	$95	$10	$339	$(233)
Total	$95	$10	$339	$(233)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$2,370	$33	$2,745	$(173)
Fair value adjustments on hedged items	(2,363)	(32)	(2,718)	173
Total	$7	$1	$27	$—

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	For the Three Months Ended September 30, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,175	$1,742	$(567)
Interest rate swaps	432	432	—	(344)	(344)	—
Total	$432	$432	$—	$831	$1,398	$(567)

	For the Three Months Ended September 30, 2020
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(1,231)	$(576)	$(655)	$1,443	$2,059	$(616)
Interest rate swaps	1,109	1,109	—	(320)	(320)	—
Total	$(122)	$533	$(655)	$1,123	$1,739	$(616)

	For the Nine Months Ended September 30, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$3,551	$5,234	$(1,683)
Interest rate swaps	3,513	3,513	—	(1,001)	(1,001)	—
Total	$3,513	$3,513	$—	$2,550	$4,233	$(1,683)

	For the Nine Months Ended September 30, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$28,390	$34,917	$(6,527)	$1,578	$3,466	$(1,888)
Interest rate swaps	(9,375)	(9,375)	—	(709)	(709)	—
Total	$19,015	$25,542	$(6,527)	$869	$2,757	$(1,888)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $6.0 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2021, the Company had posted $8.8 million of collateral. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at September 30, 2021
Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$25,086	$25,086	$—	$—
U.S. Agencies	3,231	—	3,231	—
Mortgage-backed	303	—	303	—
State and political subdivisions	33,023	—	33,023	—
Corporates	6,792	6,792	—	—
Trading – other	447	447	—	—
Trading securities	68,882	32,325	36,557	—
U.S. Treasury	69,859	69,859	—	—
U.S. Agencies	93,655	—	93,655	—
Mortgage-backed	7,370,221	—	7,370,221	—
State and political subdivisions	3,461,903	—	3,461,903	—
Corporates	167,052	167,052	—	—
Available-for-sale securities	11,162,690	236,911	10,925,779	—
Equity securities with readily determinable fair values	66,316	66,316	—	—
Company-owned life insurance	66,218	—	66,218	—
Bank-owned life insurance	495,333	—	495,333	—
Derivatives	68,701	—	68,701	—
Total	$11,928,140	$335,552	$11,592,588	$—
Liabilities
Derivatives	$13,860	$—	$13,860	$—
Securities sold not yet purchased	2,328	—	2,328	—
Total	$16,188	$—	$16,188	$—

	Fair Value Measurement at December 31, 2020
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$651	$651	$—	$—
U.S. Agencies	1,568	—	1,568	—
Mortgage-backed	4	—	4	—
State and political subdivisions	18,545	—	18,545	—
Corporates	711	711	—	—
Trading – other	13,541	13,541	—	—
Trading securities	35,020	14,903	20,117	—
U.S. Treasury	30,740	30,740	—	—
U.S. Agencies	95,949	—	95,949	—
Mortgage-backed	5,468,181	—	5,468,181	—
State and political subdivisions	3,623,619	—	3,623,619	—
Corporates	81,199	81,199	—	—
Available-for-sale securities	9,299,688	111,939	9,187,749	—
Equity securities with readily determinable fair values	134,197	134,197	—	—
Company-owned life insurance	63,575	—	63,575	—
Bank-owned life insurance	387,513	—	387,513	—
Derivatives	103,554	—	103,554	—
Total	$10,023,547	$261,039	$9,762,508	$—
Liabilities
Derivatives	$9,375	$—	$9,375	$—
Securities sold not yet purchased	2,177	—	2,177	—
Total	$11,552	$—	$11,552	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement at September 30, 2021 Using
Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Nine Months Ended September 30
Collateral dependent assets	$53,435	$—	$—	$53,435	$4,499
Other real estate owned	1,050	—	—	1,050	(810)
Total	$54,485	$—	$—	$54,485	$3,689

	Fair Value Measurement at December 31, 2020 Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$35,995	$—	$—	$35,995	$(9,389)
Other real estate owned	2,798	—	—	2,798	(938)
Total	$38,793	$—	$—	$38,793	$(10,327)

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

The estimated fair value of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	Fair Value Measurement at September 30, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$7,258,214	$6,166,110	$1,092,104	$—	$7,258,214
Securities available for sale	11,162,690	236,911	10,925,779	—	11,162,690
Securities held to maturity (exclusive of allowance for credit losses)	1,089,424	—	1,064,816	—	1,064,816
Trading securities	68,882	32,325	36,557	—	68,882
Other securities	274,645	66,316	208,329	—	274,645
Loans (exclusive of allowance for credit losses)	16,474,108	—	16,682,840	—	16,682,840
Derivatives	68,701	—	68,701	—	68,701
FINANCIAL LIABILITIES
Demand and savings deposits	30,651,129	30,651,129	—	—	30,651,129
Time deposits	584,681	—	584,681	—	584,681
Other borrowings	2,500,340	110,722	2,389,618	—	2,500,340
Long-term debt	271,049	—	290,064	—	290,064
Derivatives	13,860	—	13,860	—	13,860
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,652
Commercial letters of credit					166
Standby letters of credit					2,659

	Fair Value Measurement at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,191,015	$3,540,680	$1,650,335	$—	$5,191,015
Securities available for sale	9,299,688	111,939	9,187,749	—	9,299,688
Securities held to maturity (exclusive of allowance for credit losses)	1,014,614	—	1,029,444	—	1,029,444
Trading securities	35,020	14,903	20,117	—	35,020
Other securities	296,053	134,197	161,856	—	296,053
Loans (exclusive of allowance for credit losses)	16,110,359	—	16,413,132	—	16,413,132
Derivatives	103,554	—	103,554	—	103,554
FINANCIAL LIABILITIES
Demand and savings deposits	26,175,156	26,175,156	—	—	26,175,156
Time deposits	876,095	—	879,841	—	879,841
Other borrowings	2,315,497	65,636	2,249,861	—	2,315,497
Long-term debt	269,595	—	299,858	—	299,858
Derivatives	9,375	—	9,375	—	9,375
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,405
Commercial letters of credit					150
Standby letters of credit					3,365

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2021 and December 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine-month periods ended September 30, 2021.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the third quarter of 2021, the Company’s results of operations included continued maintenance of the ACL at a level appropriate given the state of key macroeconomic variables utilized in the econometric models at September 30, 2021.  Additionally, the Company continued to see impacts of the volatile equity and debt markets and low interest rate environment in its fee-based businesses.

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

The COVID-19 pandemic and stay-at-home and similar mandates have also necessitated certain actions related to the way the Company operates its business. The Company transitioned most of its workforce off-site or to work-from-home to help mitigate health risks and is currently moving forward with plans to bring associates back in the office in a phased approach during the first half of 2022. The Company is also carefully monitoring the activities of its vendors and other third-party service providers to mitigate the risks associated with any potential service disruptions.

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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the third quarter of 2021, total revenue increased $20.3 million, or 6.8%, as compared to the third quarter of 2020, while noninterest expense increased $10.9 million, or 5.5%, for the same period.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  During the third quarter of 2021, the Company had an increase in net interest income of $25.4 million, or 13.8%, from the same period in 2020.  The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, partially offset by a decrease in rates compared to the third quarter of 2020.  Loans recorded under the PPP increased loan interest income by $1.4 million in the third quarter of 2021 compared to the third quarter of 2020.  Average loan balances increased $1.0 billion, or 6.5%, for the third quarter of 2021, compared to the same period in 2020. Average PPP loans decreased $982.0 million, compared to the third quarter of 2020.  Average liquidity increased $3.2 billion and average securities balances increased $2.1 billion, compared to the same period in 2021.  The funding for these assets was driven primarily by a 38.0% increase in noninterest-bearing deposits and a 16.4% increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, decreased 21 basis points compared to the same period in 2020, in large part due to a decrease in one-month LIBOR rates, excess liquidity buildup, and repricing of earning assets in the low interest rate environment.  These declines were partially offset by an eight-basis-point decrease in cost of interest-bearing deposits.  Net interest spread contracted by 20 basis points during the same period.  The Company expects to see continued volatility in the economic markets and governmental responses to the COVID-19 pandemic.  These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income decreased $5.1 million, or 4.5%, to $107.9 million for the three months ended September 30, 2021, compared to the same period in 2020.  This change is primarily due to a decrease in derivative income, the market value of company-owned life insurance, investment securities losses, and a decline in trading and investment banking income. These are offset by an increase in trust and securities processing. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the third quarter of 2021, noninterest income represented 34.0% of total revenues, compared to 38.0% for the same period in 2020.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At September 30, 2021, the Company had $3.1 billion in total shareholders’ equity.  This is an increase of $258.7 million, or 9.1%, compared to total shareholders’ equity at September 30, 2020.  At September 30, 2021, the Company had a total risk-based capital ratio of 14.17%.  The Company repurchased 2,035 shares of common stock at an average price of $88.76 per share during the third quarter of 2021.  Total risk-based capital was favorably impacted by the $200 million subordinated note issuance during the third quarter of 2020.  For additional information regarding the subordinated note issuance, please see the summary discussion in the “Deposits and Borrowed Funds” section included below.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2021.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $94.5 million for the three-month period ended September 30, 2021, compared to net income of $73.1 million for the same period a year earlier.  Basic earnings per share for the third quarter of 2021 were $1.96 per share ($1.94 per share fully-diluted) compared to $1.52 per share ($1.52 per share fully-diluted) for the third quarter of 2020.  Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2021 were 1.04% and 11.89%, respectively, compared to 0.99% and 10.23%, respectively, for the three-month period ended September 30, 2020.

The Company recorded net income of $274.5 million for the nine-month period ended September 30, 2021, compared to net income of $130.2 million for the same period a year earlier.  Basic earnings per share for the nine-month period ended September 30, 2021 were $5.69 per share ($5.64 per share fully-diluted) compared to $2.70 per share ($2.69 per share fully-diluted) for the same period in 2020.  Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2021 were 1.07% and 11.95%, respectively, compared to 0.62% and 6.30%, respectively, for the nine-month period ended September 30, 2020.

Net interest income for the three and nine-month periods ended September 30, 2021 increased $25.4 million, or 13.8%, and $68.4 million, or 12.7%, respectively, compared to the same periods in 2020.  For the three-month period ended September 30, 2021, average earning assets increased by $6.3 billion, or 22.5%, and for the nine-month period ended September 30, 2021, they increased by $6.4 billion, or 24.3%, compared to the same periods in 2020.  Net interest margin, on a tax-equivalent basis, decreased to 2.52% and 2.55% for the three and nine-month periods ended September 30, 2021, respectively, compared to 2.73% and 2.82% for the same periods in 2020.

The provision for credit losses decreased by $21.0 million for the three-month period ended September 30, 2021 and decreased by $114.0 million for the nine-month period ended September 30, 2021, as compared to the same periods in 2020.  Provision expense in 2020 included increased expense related to the impact of numerous economic variables due to the COVID-19 pandemic.  The decrease in the third quarter of 2021 is driven by impacts of positive macro-economic metrics.  The Company’s nonperforming loans increased $2.8 million to $96.5 million at September 30, 2021, compared to September 30, 2020.  The ACL on loans as a percentage of total loans decreased to 1.18% as of September 30, 2021, compared to 1.33% at September 30, 2020.  For a description of the Company’s methodology for computing the allowance for credit losses, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income decreased by $5.1 million, or 4.5%, for the three-month period ended September 30, 2021, and increased by $16.5 million, or 5.0%, for the nine-month period ended September 30, 2021, compared to the same periods in 2020.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $10.9 million, or 5.5%, for the three-month period ended September 30, 2021, and increased by $16.0 million, or 2.7%, for the nine-month period ended September 30, 2021, compared to the same periods in 2020.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three and nine-month periods ended September 30, 2021 increased $25.4 million, or 13.8%, and $68.4 million, or 12.7%, compared to the same periods in 2020.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended September 30, 2021 decreased 20 basis points as compared to the same period in 2020. Net interest margin for the three months ended September 30, 2021 decreased 21 basis points compared to the same period in 2020. Net interest spread for the nine-month period ended September 30, 2021 decreased by 18 basis points as compared to the same period in 2020. Net interest margin for the nine-month period ended September 30, 2021 decreased by 27 basis points compared to the same period in 2020. The changes are primarily due to unfavorable rate variances on earning assets, offset by favorable volume variance on loans and securities and favorable rate variances on interest-bearing deposits. The changes compared to last year have been impacted by loan growth and increased liquidity, partially offset by short-term interest rate cuts. Additionally, average PPP loans account for $516.6 million and $998.8 million of the Company’s total loan balance for the three and nine-month periods ended September 30, 2021, respectively. These variances have led to an increase in the Company’s net interest income during 2021, as compared to results for the same periods in 2020. The Company expects to see continued volatility in the economic markets and governmental responses to these changes as the result of the COVID-19 pandemic. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.57% for the three-month period ended September 30, 2021, and 2.81% for the same period in 2020.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.62% for the nine-month period ended September 30, 2021, and 3.05% for the same period in 2020.

	Three Months Ended September 30,
	2021		2020
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$16,756,753	3.77%	$15,731,716	3.60%
Securities:
Taxable	7,662,106	1.72	5,478,397	1.92
Tax-exempt	4,240,408	2.90	4,336,539	2.95
Total securities	11,902,514	2.14	9,814,936	2.37
Federal funds and resell agreements	1,092,266	0.87	1,177,590	0.76
Interest-bearing due from banks	4,345,422	0.16	1,087,838	0.11
Other earning assets	25,392	4.30	32,894	3.54
Total earning assets	34,122,347	2.65	27,844,974	2.91
Allowance for credit losses	(203,144)		(211,221)
Other assets	1,953,337		1,846,919
Total assets	$35,872,540		$29,480,672
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$18,027,862	0.15%	$15,867,017	0.23%
Federal funds and repurchase agreements	2,596,326	0.24	1,964,161	0.35
Borrowed funds	270,795	4.72	115,943	5.56
Total interest-bearing liabilities	20,894,983	0.22	17,947,121	0.28
Noninterest-bearing demand deposits	11,400,143		8,260,170
Other liabilities	425,385		431,528
Shareholders' equity	3,152,029		2,841,853
Total liabilities and shareholders' equity	$35,872,540		$29,480,672
Net interest spread		2.43%		2.63%
Net interest margin		2.52		2.73

	Nine Months Ended September 30,
	2021		2020
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$16,608,711	3.74%	$14,818,893	3.91%
Securities:
Taxable	7,022,914	1.72	5,082,153	2.09
Tax-exempt	4,276,813	2.93	4,169,829	3.02
Total securities	11,299,727	2.18	9,251,982	2.51
Federal funds and resell agreements	1,280,177	0.81	1,070,071	1.16
Interest-bearing due from banks	3,506,727	0.12	1,140,965	0.39
Other earning assets	21,475	4.28	39,580	4.55
Total earning assets	32,716,817	2.70	26,321,491	3.15
Allowance for credit losses	(207,338)		(173,254)
Other assets	1,892,516		1,742,652
Total assets	$34,401,995		$27,890,889
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$17,397,225	0.15%	$15,107,688	0.44%
Federal funds and repurchase agreements	2,620,354	0.27	2,043,942	0.66
Borrowed funds	270,230	4.76	90,849	6.36
Total interest-bearing liabilities	20,287,809	0.23	17,242,479	0.50
Noninterest-bearing demand deposits	10,624,524		7,475,746
Other liabilities	418,397		411,547
Shareholders' equity	3,071,265		2,761,117
Total liabilities and shareholders' equity	$34,401,995		$27,890,889
Net interest spread		2.47%		2.65%
Net interest margin		2.55		2.82

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $3.3 billion for both the three-month and nine-month periods ended September 30, 2021, compared to the same periods in 2020.  The benefit from interest-free funds decreased one and nine basis points in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, due to decreased yields on earning assets, offset by a decrease in interest rates of interest-bearing liabilities.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2021 and 2020			September 30, 2021 and 2020
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$9,781	$7,020	$16,801	$50,301	$(19,823)	$30,478
Securities:
Taxable	9,763	(2,849)	6,914	26,598	(15,824)	10,774
Tax-exempt	(508)	(411)	(919)	2,363	(2,591)	(228)
Federal funds sold and resell agreements	(169)	310	141	1,600	(3,111)	(1,511)
Interest-bearing due from banks	1,228	172	1,400	3,368	(3,493)	(125)
Trading	(79)	51	(28)	(573)	(73)	(646)
Interest income	20,016	4,293	24,309	83,657	(44,915)	38,742
Change in interest incurred on:
Interest-bearing deposits	1,149	(3,692)	(2,543)	6,665	(36,811)	(30,146)
Federal funds purchased and repurchase agreements	473	(607)	(134)	2,290	(7,090)	(4,800)
Other borrowed funds	1,880	(275)	1,605	6,621	(1,330)	5,291
Interest expense	3,502	(4,574)	(1,072)	15,576	(45,231)	(29,655)
Net interest income	$16,514	$8,867	$25,381	$68,081	$316	$68,397

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Average earning assets	$34,122,347	$27,844,974	$6,277,373	$32,716,817	$26,321,491	$6,395,326
Interest-bearing liabilities	20,894,983	17,947,121	2,947,862	20,287,809	17,242,479	3,045,330
Interest-free funds	$13,227,364	$9,897,853	$3,329,511	$12,429,008	$9,079,012	$3,349,996
Free funds ratio (interest free funds to average earning assets)	38.76%	35.55%	3.21%	37.99%	34.49%	3.50%
Tax-equivalent yield on earning assets	2.65	2.91	(0.26)	2.70	3.15	(0.45)
Cost of interest-bearing liabilities	0.22	0.28	(0.06)	0.23	0.50	(0.27)
Net interest spread	2.43	2.63	(0.20)	2.47	2.65	(0.18)
Benefit of interest-free funds	0.09	0.10	(0.01)	0.08	0.17	(0.09)
Net interest margin	2.52%	2.73%	(0.21)%	2.55%	2.82%	(0.27)%

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

Based on the factors above, management of the Company recorded a reduction of $5.0 million as provision for credit losses for the three-month period ended September 30, 2021, as compared to provision expense of $16.0 million for the same period in 2020. For the nine-month period ended September 30, 2021, management of the Company recorded $11.5 million as provision for credit losses, as compared to $125.5 million for the same period in 2020.  These changes are the result of applying the methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment.  As illustrated in Table 3 below, the ACL on loans decreased to 1.18% of total loans as of September 30, 2021, compared to 1.33% of total loans as of September 30, 2020.

Table 3 presents a summary of the Company’s ACL for the nine-month periods ended September 30, 2021 and 2020, and for the year ended December 31, 2020.  Net charge-offs were $36.8 million for the nine-month period ended September 30, 2021, compared to $18.3 million for the same period in 2020.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2021	2020	2020
Allowance – January 1	$218,583	$101,788	$101,788
Cumulative effect adjustment(1)	—	9,030	9,030
Adjusted allowance – January 1	218,583	110,818	110,818
Provision for credit losses	14,500	122,000	127,890
Charge-offs:
Commercial and industrial	(6,311)	(6,990)	(8,587)
Specialty lending	(31,945)	—	—
Commercial real estate	(77)	(11,920)	(11,939)
Consumer real estate	(86)	(219)	(219)
Consumer	(2,030)	(513)	(607)
Credit cards	(4,786)	(5,953)	(7,326)
Leases and other	(8)	(11)	(11)
Total charge-offs	(45,243)	(25,606)	(28,689)
Recoveries:
Commercial and industrial	4,926	5,640	6,473
Specialty lending	154	—	—
Commercial real estate	1,560	82	91
Consumer real estate	129	57	69
Consumer	170	271	307
Credit cards	1,475	1,232	1,618
Leases and other	18	—	6
Total recoveries	8,432	7,282	8,564
Net charge-offs	(36,811)	(18,324)	(20,125)
Allowance for credit losses – end of period	$196,272	$214,494	$218,583
Allowance for credit losses on loans	$194,156	$211,688	$215,973
Allowance for credit losses on held-to-maturity securities	2,116	2,806	2,610
Loans at end of period, net of unearned interest	16,469,463	15,950,177	16,103,651
Held-to-maturity securities at end of period	1,089,424	1,070,307	1,014,614
Total assets at amortized cost	17,558,887	17,020,484	17,118,265
Average loans, net of unearned interest	16,594,289	14,803,943	15,109,392
Allowance for credit losses on loans to loans at end of period	1.18%	1.33%	1.34%
Allowance for credit losses – end of period to total assets at amortized cost	1.12%	1.26%	1.28%
Allowance as a multiple of net charge-offs	3.99x	8.76x	10.86x
Net charge-offs to average loans	0.30%	0.17%	0.13%
(1)	Related to the adoption of ASU No. 2016-13. See Note 3, “New Accounting Pronouncements,” for further detail.

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Trust and securities processing	$56,914	$50,552	$6,362	12.6%
Trading and investment banking	5,936	8,678	(2,742)	(31.6)
Service charges on deposits	19,881	19,650	231	1.2
Insurance fees and commissions	285	259	26	10.0
Brokerage fees	2,899	4,819	(1,920)	(39.8)
Bankcard fees	17,198	15,295	1,903	12.4
Investment securities losses, net	(3,510)	(475)	(3,035)	(638.9)
Other	8,304	14,218	(5,914)	(41.6)
Total noninterest income	$107,907	$112,996	$(5,089)	(4.5)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Trust and securities processing	$165,611	$143,873	$21,738	15.1%
Trading and investment banking	23,962	23,252	710	3.1
Service charges on deposits	64,449	63,805	644	1.0
Insurance fees and commissions	950	1,051	(101)	(9.6)
Brokerage fees	8,825	20,432	(11,607)	(56.8)
Bankcard fees	47,934	44,756	3,178	7.1
Investment securities gains, net	3,609	7,624	(4,015)	(52.7)
Other	33,053	27,083	5,970	22.0
Total noninterest income	$348,393	$331,876	$16,517	5.0%

Noninterest income decreased by $5.1 million, or 4.5%, during the three-month period ended September 30, 2021, and increased $16.5 million, or 5.0%, during the nine-month period ended September 30, 2021, compared to the same periods in 2020.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three and nine-month periods ended September 30, 2021, compared to the same periods in 2020, was primarily due to an increase in fund services and corporate trust revenues.  For the three-month period ended September 30, 2021, fund services revenue increased $7.2 million, or 29.4%, and corporate trust revenue increased $1.3 million, or 14.5%, compared to the same period in 2020.  These are offset by a decrease of $2.2 million, or 12.9%, in wealth management income. For the nine-month period ended September 30, 2021, fund services revenue increased $19.0 million, or 27.5%, and corporate trust revenue increased $4.5 million, or 17.1%, compared to the same period in 2020. These are offset by a decrease of $1.7 million, or 3.5%, in wealth management income. The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended September 30, 2021 decreased $2.7 million, or 31.6%, but increased $0.7 million, or 3.1%, for the nine-month period ended September 30, 2021 compared to the same periods in 2020.  These changes were primarily driven by the volatile markets impact on trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three-month period ended September 30, 2021 decreased $1.9 million, or 39.8%, compared to the same period in 2020.  For the nine-month period ended September 30, 2021, brokerage fees decreased $11.6 million, or 56.8%, compared to the same period in 2020. The decreases in both periods were driven by lower money market income and 12b-1 fees.  The reduction in short-term interest rates will impact the income in this category the remainder of the year.

Bankcard fees for the three and nine-month periods ended September 30, 2021 increased $1.9 million, or 12.4%, and $3.2 million, or 7.1%, respectively, as compared to the same periods in 2020. The increase in both periods was driven by increased interchange income.

Investment securities (losses) gains, net for the three and nine-month periods ended September 30, 2021 decreased by $3.0 million, or 638.9%, and by $4.0 million, or 52.7%, respectively, compared to the same periods in 2020. The decrease for the three-month period was driven by $4.6 million in losses on equity investments, primarily related to the company’s investment in Tattooed Chef, Inc. (TTCF).  This is partially offset by $1.1 million of gains on sales of available-for-sale securities.  The decrease for the nine-month period is driven by a $3.5 million decrease in gains on equity instruments. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets.  The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended September 30, 2021, decreased $5.9 million, or 41.6%, compared to the same period in 2020, driven by a decrease of $4.0 million in company-owned life insurance and a $3.4 million decrease in derivative income.  These decreases are offset by a $1.1 million increase in bank-owned life insurance.  For the nine-month period, other noninterest income increased $6.0 million, or 22.0%, compared to the same period in 2020, driven by a $2.3 million increase in bank-owned life insurance, a $2.2 million increase in gains on the sale of mortgage loans, and a $1.2 million increase in company-owned life insurance. The changes in company-owned life insurance are offset by proportionate changes in deferred compensation expense.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Salaries and employee benefits	$124,986	$124,194	$792	0.6%
Occupancy, net	12,207	12,027	180	1.5
Equipment	19,701	20,968	(1,267)	(6.0)
Supplies and services	3,379	3,442	(63)	(1.8)
Marketing and business development	4,863	3,038	1,825	60.1
Processing fees	16,562	12,812	3,750	29.3
Legal and consulting	7,646	7,244	402	5.5
Bankcard	4,795	4,834	(39)	(0.8)
Amortization of other intangible assets	1,110	1,524	(414)	(27.2)
Regulatory fees	3,186	2,309	877	38.0
Other	10,434	5,603	4,831	86.2
Total noninterest expense	$208,869	$197,995	$10,874	5.5%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Salaries and employee benefits	$373,082	$366,192	$6,890	1.9%
Occupancy, net	36,438	35,618	820	2.3
Equipment	58,512	63,711	(5,199)	(8.2)
Supplies and services	10,340	11,412	(1,072)	(9.4)
Marketing and business development	12,005	10,962	1,043	9.5
Processing fees	48,480	39,805	8,675	21.8
Legal and consulting	21,548	19,574	1,974	10.1
Bankcard	14,280	14,243	37	0.3
Amortization of other intangible assets	3,647	4,916	(1,269)	(25.8)
Regulatory fees	8,501	7,886	615	7.8
Other	24,320	20,828	3,492	16.8
Total noninterest expense	$611,153	$595,147	$16,006	2.7%

Noninterest expense increased by $10.9 million, or 5.5%, and increased $16.0 million, or 2.7%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $0.8 million, or 0.6%, and $6.9 million, or 1.9%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020.  Bonus and commission expense increased $5.1 million, or 18.1%, and increased $5.8 million, or 7.2%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020.  Employee benefits expense decreased $3.7 million, or 17.3%, and increased $0.9 million, or 1.5%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, driven by changes in deferred compensation expense and medical expense.  Salaries and wages expense decreased $0.6 million, or 0.8%, and increased $0.1 million, or 0.1%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020.

Equipment expense decreased $1.3 million, or 6.0%, and $5.2 million, or 8.2%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to lower software and equipment maintenance expense.

Marketing and business development expense increased $1.8 million, or 60.1%, and $1.0 million, or 9.5%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to increased travel and entertainment expense as well as the timing of multiple marketing initiatives.

 Processing fees increased $3.8 million, or 29.3%, and $8.7 million, or 21.8%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to the increased software subscription costs and higher institutional foreign currency processing costs.

Legal and consulting expense increased $0.4 million, or 5.5%, and $2.0 million, or 10.1%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to timing of multiple projects.

Other expense increased $4.8 million, or 86.2%, and $3.5 million, or 16.8%, for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to higher operational losses, increased charitable contributions and an increase in losses on the sale of other real estate owned.

Income Tax Expense

The Company’s effective tax rate was 17.0 % for the nine months ended September 30, 2021, compared to 11.9% for the same period in 2020. The increase in the effective tax rate for 2021 is primarily attributable to a smaller portion of income being earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2021.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$143,935	$122,362	$21,573	17.6%
Provision for credit losses	(5,720)	14,032	(19,752)	(140.8)
Noninterest income	16,523	22,464	(5,941)	(26.4)
Noninterest expense	74,359	65,175	9,184	14.1
Income before taxes	91,819	65,619	26,200	39.9
Income tax expense	15,601	8,100	7,501	92.6
Net income	$76,218	$57,519	$18,699	32.5%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$412,622	$342,406	$70,216	20.5%
Provision for credit losses	8,107	115,533	(107,426)	(93.0)
Noninterest income	60,294	57,782	2,512	4.3
Noninterest expense	209,144	186,341	22,803	12.2
Income before taxes	255,665	98,314	157,351	160.0
Income tax expense	43,427	11,709	31,718	270.9
Net income	$212,238	$86,605	$125,633	145.1%

For the nine-month period ended September 30, 2021, Commercial Banking net income increased $125.6 million to $212.2 million, as compared to the same period in 2020.  Net interest income increased $70.2 million, or 20.5%, for the nine-month period ended September 30, 2021, compared to the same period in 2020, primarily driven by strong loan growth due to the Company’s participation in the PPP, and earning asset mix changes.  Commercial Banking had loans with an average balance of $998.8 million and loan interest income of $35.9 million related to PPP during the first nine months of 2021.  Provision for credit losses decreased by $107.4 million for the period. Provision expense in 2020 included increased expense related to the impact on various economic variables of the COVID-19 pandemic.  The decline in provision expense in 2021 represents a release of ACL based on positive macro-economic data and credit metrics.  Noninterest income increased $2.5 million, or 4.3%, over the same period in 2020, primarily due to an increase of $2.5 million in deposit service charges, an increase of $2.4 million in company-owned and bank-owned life insurance income, and an increase of $1.2 million in bankcard income.  These increases were partially offset by a decrease of $4.0 million in investment security gains driven by mark-to-market losses on the Company’s investment in TTCF. Noninterest expense increased $22.8 million, or 12.2%, to $209.1 million for the nine-month period ended September 30, 2021, compared to the same period in 2020.  This increase was driven by a $18.6 million increase in technology, service, and overhead expenses, an increase of $2.5 million in salary and employee benefits expense, an increase of $1.7 million in losses on sales of other real estate owned, and an increase of $1.1 million in processing fees.  These increases were partially offset by a decrease of $0.8 million in bankcard expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$21,203	$23,375	$(2,172)	(9.3)%
Provision for credit losses	172	193	(21)	(10.9)
Noninterest income	65,551	62,688	2,863	4.6
Noninterest expense	73,354	69,667	3,687	5.3
Income before taxes	13,228	16,203	(2,975)	(18.4)
Income tax expense	2,248	2,000	248	12.4
Net income	$10,980	$14,203	$(3,223)	(22.7)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$64,599	$84,534	$(19,935)	(23.6)%
Provision for credit losses	539	766	(227)	(29.6)
Noninterest income	202,718	191,128	11,590	6.1
Noninterest expense	217,211	215,073	2,138	1.0
Income before taxes	49,567	59,823	(10,256)	(17.1)
Income tax expense	8,419	7,125	1,294	18.2
Net income	$41,148	$52,698	$(11,550)	(21.9)%

For the nine-month period ended September 30, 2021, Institutional Banking net income decreased $11.6 million, or 21.9%, compared to the same period last year.  Net interest income decreased $19.9 million, or 23.6%, compared to the same period last year, driven by a decrease in funds transfer pricing due to the decline in interest rates.  Noninterest income increased $11.6 million, or 6.1%, primarily due to increases of $19.0 million in fund services income and $4.5 million in corporate trust income, an increase of $1.0 million in bankcard fees, and an increase of $0.9 million in company-owned and bank-owned life insurance.  These increases were partially offset by decreases of $11.3 million in brokerage fees due to lower 12b-1 and money market income, $2.5 million in bond trading income, and $1.3 million in service charges on deposit accounts due to decreased healthcare customer transfer and conversion fees. Noninterest expense increased $2.1 million, or 1.0%, primarily driven by an increase of $5.1 million in increase in technology, service, and overhead expenses, and an increase of $3.2 million in processing fees.  These increases were partially offset by a decrease of $5.5 million in salary and employee benefits expense.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$44,627	$38,647	$5,980	15.5%
Provision for credit losses	548	1,775	(1,227)	(69.1)
Noninterest income	25,833	27,844	(2,011)	(7.2)
Noninterest expense	61,156	63,153	(1,997)	(3.2)
Income before taxes	8,756	1,563	7,193	460.2
Income tax expense	1,487	193	1,294	670.5
Net income	$7,269	$1,370	$5,899	430.6%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2021	2020	21-20	21-20
Net interest income	$127,730	$109,614	$18,116	16.5%
Provision for credit losses	2,854	9,201	(6,347)	(69.0)
Noninterest income	85,381	82,966	2,415	2.9
Noninterest expense	184,798	193,733	(8,935)	(4.6)
Income (loss) before taxes	25,459	(10,354)	35,813	345.9
Income tax expense (benefit)	4,323	(1,233)	5,556	450.6
Net income (loss)	$21,136	$(9,121)	$30,257	331.7%

For the nine-month period ended September 30, 2021, Personal Banking net income increased by $30.3 million to $21.1 million, as compared to the same period in 2020.  Net interest income increased $18.1 million, or 16.5%, compared to the same period last year due to increased loan balances.  Provision for credit losses decreased $6.3 million due to the current economic environment and reasonable and supportable economic forecasts.  The impacts of the COVID-19 pandemic are key elements of these forecasts.  Noninterest income increased $2.4 million, or 2.9%, for the same period.  This increase is primarily driven by an increase of $2.2 million on gains on sale of mortgage originations, an increase of $1.0 million in company-owned and bank-owned life insurance income and an increase of $1.0 million in bankcard fees.  These increases were partially offset by a decrease of $1.7 million in wealth management income. Noninterest expense decreased $8.9 million, or 4.6%, primarily due to decreases of $5.1 million in salaries and employee benefits, $1.0 million in technology, service, and overhead expenses, $1.3 million in operational losses, and $0.6 million in amortization of intangibles.

Balance Sheet Analysis

Total assets of the Company increased by $4.4 billion, or 13.4%, as of September 30, 2021, compared to December 31, 2020, primarily due to an increase of $2.6 billion, or 84.5% in interest-bearing due from banks, an increase of $1.9 billion, or 20.0%, in AFS securities, and $365.8 million, or 2.3%, in loan balances.

Total assets of the Company increased $7.3 billion, or 24.1%, as of September 30, 2021, compared to September 30, 2020, primarily due to an increase in interest-bearing due from banks of $4.1 billion, or 255.7%, an increase in AFS securities of $2.4 billion, or 28.0%, and an increase in loan balances of $519.3 million, or 3.3%.  Total assets, including interest-bearing due from banks, are being impacted by excess liquidity in the market due to PPP.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2021	2020	2020
Total assets	$37,554,285	$30,250,972	$33,127,504
Loans, net of unearned interest	16,474,108	15,961,155	16,110,359
Total securities	12,595,641	9,998,701	10,645,375
Interest-bearing due from banks	5,739,267	1,613,675	3,110,042
Total earning assets	35,704,848	28,460,350	31,297,528
Total deposits	31,235,810	24,737,907	27,051,251
Total borrowed funds	2,771,389	2,213,048	2,585,092

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

Actual loan balances totaled $16.5 billion as of September 30, 2021, and increased $365.8 million, or 2.3%, compared to December 31, 2020, and increased $519.3 billion, or 3.3%, compared to September 30, 2020.  Compared to December 31, 2020, consumer real estate loans increased $300.2 million, or 15.4%, and commercial real estate loans increased $246.6 million, or 4.2%, partially offset by a decrease in commercial and industrial loans of $205.8 million, or 2.9%.  Compared to September 30, 2020, consumer real estate loans increased $404.2 million, or 22.0%, and commercial real estate loans increased $316.6 million, or 5.4%, partially offset by a decrease in commercial and industrial loans of $201.5 million, or 2.9%.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $12.6 billion as of September 30, 2021, and $10.6 billion as of December 31, 2020, and comprised 35.3% and 34.0% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 88.6% of the Company’s investment securities portfolio at September 30, 2021 and 87.4% at December 31, 2020.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 74.2 months at September 30, 2021, compared to 70.1 months at December 31, 2020, and 70.2 months at September 30, 2020.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $8.0 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2021.  Of this amount, securities with a market value of $181.8 million at September 30, 2021 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio, net of the ACL totaled $1.1 billion and $1.0 billion at September 30, 2021 and December 31, 2020, respectively.  The average life of the HTM portfolio was 5.7 years at September 30, 2021, compared to 6.1 years at December 31, 2020, and 6.0 years at September 30, 2020.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.18% for the nine-month period ended September 30, 2021, compared to 2.52% for the same period in 2020.

Deposits and Borrowed Funds

Deposits increased $4.2 billion, or 15.5%, from December 31, 2020 to September 30, 2021 and increased $6.5 billion, or 26.3%, from September 30, 2020 to September 30, 2021.  Noninterest-bearing deposits increased $3.3 billion, and total interest-bearing deposits increased $874.8 million from December 31, 2020 to September 30, 2021. Noninterest-bearing deposits increased $4.4 billion, and total interest-bearing deposits increased $2.1 billion from September 30, 2020 to September 30, 2021.  The increase in deposits as compared to prior periods is related to the excess liquidity in the market created by the PPP and customer behavior changes related to the COVID-19 pandemic.

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

Long-term debt totaled $271.0 million at September 30, 2021, compared to $269.6 million as of December 31, 2020, and $269.0 million as of September 30, 2020.  In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.  The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations have an aggregate contractual balance of $103.1 million.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit.  As of September 30, 2021, the Company had no advances outstanding on this revolving line of credit.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.5 billion as of September 30, 2021, $2.3 billion at December 31, 2020, and $1.9 billion at September 30, 2020. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of the COVID-19 pandemic.

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

Total shareholders’ equity was $3.1 billion at September 30, 2021, a $95.9 million increase compared to December 31, 2020, and a $258.7 million increase compared to September 30, 2020.

The Company’s Board of Directors authorized, at its April 27, 2021, April 28, 2020, and April 23, 2019 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the nine-month periods ended September 30, 2021 and 2020, the Company acquired 55,409 shares and 1,140,399 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.  In March 2020, the Company entered into an agreement with Bank of America Merrill Lynch (BAML) to repurchase an aggregate of $30.0 million of the Company’s common stock through an accelerated share repurchase agreement (the ASR).  The Company repurchased a total of 653,498 shares under the ASR, which was completed during the second quarter of 2020. The ASR was entered into pursuant to the April 23, 2019 Repurchase Authorization and the Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.37 per share quarterly cash dividend payable on January 3, 2022, to shareholders of record at the close of business on December 10, 2021.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.6 billion as of September 30, 2021.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of September 30, 2021.

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

The Company's capital position as of September 30, 2021 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2021	2020	2021	2020
Common equity tier 1 capital ratio	12.26%	11.93%	12.26%	11.93%
Tier 1 risk-based capital ratio	12.26	11.93	12.26	11.93
Total risk-based capital ratio	14.17	14.17	14.17	14.17
Leverage ratio	7.87	8.19	7.87	8.19
Return on average assets	1.04	0.99	1.07	0.62
Return on average equity	11.89	10.23	11.95	6.30
Average equity to assets	8.79	9.64	8.93	9.90

The Company's per share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2021	2020	2021	2020
Earnings - basic	$1.96	$1.52	$5.69	$2.70
Earnings - diluted	1.94	1.52	5.64	2.69
Cash dividends	0.37	0.31	1.01	0.93
Dividend payout ratio	18.88%	20.39%	17.75%	34.44%
Book value	$64.37	$59.43	$64.37	$59.43

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

Table 11 shows the net interest income increase or decrease over the next two years as of September 30, 2021 and 2020 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	3.7%	0.6%	18.5%	13.5%
200	2.2	0.3	12.3	9.4
100	0.8	0.1	6.0	5.0
Static	—	—	—	—
(100)	(2.3)	(2.1)	(8.9)	(6.0)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	7.8%	4.0%	19.7%	16.0%
200	4.9	2.7	13.3	11.5
100	2.0	1.2	6.6	6.3
Static	—	—	—	—
(100)	(5.3)	(3.7)	(11.4)	(6.4)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $68.9 million as of September 30, 2021, $35.0 million as of December 31, 2020, and $49.2 million as of September 30, 2020.  Securities sold not yet purchased (i.e. short positions) totaled $2.3 million at September 30, 2021, $2.2 million as of December 31, 2020, and $2.5 million at September 30, 2020 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $2.8 million to $96.5 million at September 30, 2021, compared to September 30, 2020, and increased $8.7 million, compared to December 31, 2020.

The Company had $1.1 million, $5.7 million, and $4.7 million of other real estate owned as of September 30, 2021 and 2020, and December 31, 2020, respectively. Loans past due more than 90 days and still accruing interest totaled $2.3 million as of September 30, 2021, compared to $1.4 million at September 30, 2020 and $2.0 million as of December 31, 2020.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $7.5 million of restructured loans at September 30, 2021, $11.7 million at September 30, 2020, and $10.8 million at December 31, 2020.  Those loans modified as part of the Company’s response to the COVID-19 pandemic are not considered to be restructured loans and are discussed further below.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2021	2020	2020
Nonaccrual loans	$89,274	$82,837	$77,764
Restructured loans on nonaccrual	7,262	10,858	10,059
Total nonperforming loans	96,536	93,695	87,823
Other real estate owned	1,050	5,678	4,740
Total nonperforming assets	$97,586	$99,373	$92,563
Loans past due 90 days or more	$2,319	$1,372	$1,952
Restructured loans accruing	273	800	706
Allowance for credit losses on loans	194,156	211,688	215,973
Ratios:
Nonperforming loans as a percent of loans	0.59%	0.59%	0.55%
Nonperforming assets as a percent of loans plus other real estate owned	0.59	0.62	0.57
Nonperforming assets as a percent of total assets	0.26	0.33	0.28
Loans past due 90 days or more as a percent of loans	0.01	0.01	0.01
Allowance for credit losses on loans as a percent of loans	1.18	1.33	1.34
Allowance for credit losses on loans as a multiple of nonperforming loans	2.01x	2.26x	2.46x

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting our customers by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assisting its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of either full payment deferral or interest-only payments.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40.  These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  As of September 30, 2021, one modified loan was on nonaccrual, totaling $6.2 million.  Any loans modified are segmented separately with specific prepayment and maturity assumptions within the Company’s ACL.  As of September 30, 2021, the Company had 21 COVID-19 related modifications remaining on loans with a total balance of $7.2 million, compared to 136 loans with a total balance of $67.6 million as of December 31, 2020. Within the Company’s non-credit card loan portfolios, over 1,400 loan modifications have been made since the COVID-19 pandemic began.  Of these loan modifications, approximately 99.5% of loans have resumed making principal or interest payments as of September 30, 2021.  There have been no charge-offs on modified loans.  See further discussion of the impacts of COVID-19 on the Company’s consolidated financial statements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $11.2 billion of high-quality securities available for sale as of September 30, 2021.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  At September 30, 2021, $8.0 billion, or 71.9%, of the securities available-for-sale were pledged or used as collateral, compared to $7.8 billion, or 84.1%, at December 31, 2020.  However, of these amounts, securities with a market value of $181.8 million at September 30, 2021 and $371.5 million at December 31, 2020 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at September 30, 2021 was $13.9 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding as of September 30, 2021.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.6 billion through advances at the FHLB of Des Moines but had no outstanding FHLB Des Moines advances as of September 30, 2021.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2021.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2021	2,035	$88.76	2,035	1,997,617
August 1 - August 31, 2021	—	—	—	1,997,617
September 1 - September 30, 2021	—	—	—	1,997,617
Total	2,035	$88.76	2,035

On April 27, 2021, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 26, 2022 (a Repurchase Authorization). The Company has not made any repurchases other than through this Repurchase Authorization.  All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

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

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: October 28, 2021