Form 10-K
period 2021-12-31
UMB FINANCIAL CORP
filed 2022-02-24
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $4,068,899,227 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2022
Common Stock, $1.00 Par Value	48,455,423

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 26, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Kansas City, Missouri, United States

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

Prior to March 31, 2021, the Company also owned Prairie Capital Management, LLC (PCM), which provided investment management services and alternative investments in hedge funds and private equity funds.  The Company sold its membership interests in PCM during the first quarter of 2021.

COVID-19

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the American Rescue Plan Act of 2021, both authorizing the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

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

See further details surrounding the Company’s response to the COVID-19 pandemic under “Human Capital” below and within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Segments

The Company’s products and services are grouped into three segments: Commercial Banking, Institutional Banking, and Personal Banking.

These segments and their financial results are described in detail in (i) the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Business Segments, which can be found in Part II, Item 7 of this report and (ii) Note 12, “Business Segment Reporting,” in the Notes to the Consolidated Financial Statements, which can be found in Part II, Item 8 of this report.

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

Human Capital

The Company is dedicated to creating the Unparalleled Customer Experience, and its associates are critical to achieving this mission. As part of the Company’s efforts to recruit and retain top talent, it strives to offer competitive compensation and benefits programs, while fostering a culture rooted in inclusion of a diverse mix of associates who are empowered to be part of something more. The Company believes its associates, customers, and communities mutually benefit by its focus on providing opportunities for its associates to make an impact at work and in its communities.  On a full-time equivalent basis at December 31, 2021, the Company and its subsidiaries employed 3,529 associates across the country.

Compensation and Benefits Program. The Company’s compensation program is designed to allow it to attract, reward, and retain talented individuals who contribute significant value to the organization.  The Company’s compensation programs reward performance, reserving the highest rewards for the highest performers.  The Company’s incentive plans are intended to promote the interests of the Company and its shareholders by providing associates with incentives and rewards to encourage them to continue in service of the Company.  The Company provides employees with compensation packages that include base salary, annual short-term incentive bonuses, and long-term equity awards tied to management, growth, and protection of the business of the Company. In addition to cash and equity compensation, the Company offers a robust benefits program that includes medical, dental, and vision insurance, health savings accounts and a variety of insurance options, including pet, life, and long-term care.  Additionally, the Company also offers associates benefits including paid time off, paid volunteer time off, paid parental leave, adoption assistance, a 401(k) plan, as well as profit sharing and an employee stock ownership plan. The Company strives to engage and encourage associates to act and take personal responsibility for improving their health and well-being, as well as the health and well-being of their families.  To assist associates with their goals, the Company offers wellness incentives and wellness coaches for strategic wellness support strategies.

Diversity and Inclusion. The Company believes that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better products and services, and is crucial to its efforts to attract and retain key talent. The Company’s talent acquisition team focuses on building recruitment marketing strategies that are designed to identify and attract diverse associates. The Company targets a diverse panel approach which encourages hiring managers to engage a diverse panel of candidates before making hiring decisions. The Company’s business resource groups (BRGs) also play a vital role in deepening the recruitment pipeline of diverse talent and refer candidates to the Company on a regular basis.  BRGs are structured to engage associates who share common interests, including associates from traditionally underrepresented groups.  Nearly 20% of the Company’s associates participate in one or more BRGs.

Community Involvement. For more than a century, the Company has maintained a commitment to the prosperity of each community it serves.  In addition to providing financial products built for the needs of its customers, the Company uses associate volunteerism, associate financial giving, and corporate philanthropy to build strong community partnerships.  The Company encourages associates to give back to their local communities through various programs and initiatives, including paid volunteer time off and matching charitable gift programs.

COVID-19. The Company’s response to the COVID-19 pandemic is rooted in supporting its associates while focusing on the safety and security of associates, customers, and vendors.  Beginning mid-March 2020, more than 85% of associates shifted to a remote work environment.  The Company instituted social distancing signage and reconfigured spaces to limit the risk of exposure within its locations.  This allowed for additional associates to return on-site if they chose to, which increased on-site associates to approximately 35% as of December 31, 2021.  In December 2021, the Company announced plans that create increased flexibility in work location via hybrid work schedules.  Associates that have worked remotely due to the pandemic will return to corporate offices and branches in a phased approach during the first half of 2022.

For more information on the Company’s diversity and inclusion and community involvement initiatives, please see its Corporate Citizenship Report available at www.umb.com/corporatecitizenship.

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

The FRB and its policies have a substantial impact on the availability and demand for loans and deposits, the rates, and other aspects of pricing for loans and deposits, and the conditions in equity, fixed income, currency, and other markets in which the Company operates.  Policies announced or implemented by other central banks around the world have a meaningful effect as well and sometimes may be coordinated with those of the FRB.

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

Many of the Company’s subsidiaries are also subject to separate or related forms of regulation, supervision, and examination, including: (1) the Bank, by the Office of the Comptroller of the Currency (the OCC) under the National Banking Acts, the FDIC under the Federal Deposit Insurance Act (the FDIA), and the Consumer Financial Protection Bureau (the CFPB) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act); (2) UMBFS, UMB Distribution Services, LLC, and UMB Financial Services, Inc., by the Securities and Exchange Commission (the SEC) and State regulatory authorities under federal and State securities laws, and UMB Distribution Services, LLC and UMB Financial Services, Inc., by the Financial Industry Regulatory Authority (FINRA); and (3) UMB Insurance, Inc., by State regulatory authorities under applicable State insurance laws. These regulatory schemes, like those overseen by the FRB, are designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors.

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

Stress Testing and Enhanced Prudential Standards

The Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA) was enacted in May 2018, amending requirements previously established in the Dodd-Frank Act, including stress testing and enhanced prudential standards.  Bank holding companies with assets of less than $100 billion, including the Company, are no longer subject to the requirement to conduct forward-looking, company-run stress testing, including publishing a summary of results.  The Company continues to run internal stress tests as a component of its comprehensive risk management and capital planning process.  In addition, the EGRRCPA increased the statutory asset threshold above which the Federal Reserve is required to apply enhanced prudential standards from $50 billion to $250 billion (subject to certain discretion by the Federal Reserve to apply any enhanced prudential standard requirement to any bank holding company with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA).  The Company remains exempt from applying the enhanced prudential standards.

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

The capital ratios for the Company and the Bank as of December 31, 2021, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	7.61	12.05	12.05	13.88
UMB Bank, n.a.	7.26	11.53	11.53	12.24

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2021, the Bank was categorized as well capitalized under the PCA framework.

Basel III, including revisions to the global Basel III capital framework (commonly known as Basel IV), includes a number of more rigorous provisions applicable only to banking organizations that are larger or more internationally active than the Company and the Bank.  These include, for example, a supplementary leverage ratio incorporating off-balance-sheet exposures, a liquidity coverage ratio, and a net stable funding ratio. These standards may be informally applied or considered by the FRB and the OCC in their regulation, supervision, and examination of the Company and the Bank.

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

Statistical Disclosure

The information required by Guide 3, “Statistical Disclosure by Bank Holding Companies,” has been included in Part II, Items 7 and 7A of this report.

Executive Officers of the Registrant.  The following are the executive officers of the Company, each of whom is appointed annually, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which such person was elected as an executive officer.

Name	Age	Position with Registrant

R. Brian Beaird	48

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

James Cornelius	60

Mr. Cornelius has served as the President of Institutional Banking for the Bank since June 2015.  Prior to this time, he served as the President of Institutional Banking and Investor services from June 2012 until June 2015.

Amy Harris	36

Ms. Harris has served as Executive Vice President and Chief Legal Officer since   January 2021.  Ms. Harris’ served the Company as Senior Vice President, Deputy General Counsel and Manager of Legal Operations from January 2020 to January 2021.  She also served as Corporate Legal Counsel for the Company from October 2014 to January 2020.  Prior to joining the Company, Ms. Harris worked in private practice focusing on commercial, corporate and employment cases.

Shannon A. Johnson	42

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

Dominic Karaba	51

Mr. Karaba has served as President Commercial Banking since September 2021.  Mr. Karaba has also served as President Specialty Banking from April 2018 to September 2021 and Executive Vice President – Business Banking Director from August 2013 to April 2018.  Overall, Mr. Karaba has over 15 years of experience in the banking industry.

J. Mariner Kemper	49

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

Stacy King	46

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

Nikki Newton	50

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

David C. Odgers	52

Mr. Odgers has served as Senior Vice President, Chief Accounting Officer of the Company since January 2020, and as the Company’s Controller since January 2014.  Mr. Odgers was previously the Company’s Assistant Controller from January 2005 to January 2014.

John C. Pauls	57

Mr. Pauls has served as Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank since June 2016.  Mr. Pauls served as interim General Counsel from April 2016 until his full appointment in June of 2016.  He has been with UMB for over 25 years, having served as a top legal advisor for the Company and the Bank for over 19 years.

James D. Rine	51

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

Ram Shankar	49

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

Thomas S. Terry	58

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

Abigail Wendel	48

Ms. Wendel was named President of Consumer Banking of the Bank in September 2018.  She has also served as Chief Strategy Officer for the Company from June 2015 until September 2018, and as the Director of Investor and Government Relations for the Company from February 2013 through June 2015.

Uma Wilson	43

Ms. Wilson was named Executive Vice President, Chief Information and Product Officer in September 2021.  Previously she served as Executive Vice President, Director of Bank Product, Treasury Management/Card Sales and Implementation and Executive Vice President, Director of Bank Product Group.  Ms. Wilson held these positions from January 2020 to September 2021 and May 2015 to January 2020, respectively.

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

ITEM 1A. RISK FACTORS

Financial-services companies routinely encounter and address risks and uncertainties. In the following paragraphs, the Company describes some of the principal risks and uncertainties that could adversely affect its business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. These risks and uncertainties, however, are not the only ones faced by the Company. Other risks and uncertainties that are not presently known to the Company that it has failed to identify, or that it currently considers immaterial may adversely affect the Company as well. Except where otherwise noted, the risk factors address risks and uncertainties that may affect the Company as well as its subsidiaries. These risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (which can be found in Part II, Item 7 of this report) and the Notes to the Consolidated Financial Statements (which can be found in Part II, Item 8 of this report).

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

The COVID-19 pandemic could cause the Company to experience higher credit losses in its lending portfolio, impairment of its goodwill and other financial assets, reduced demand for its products and services, and other negative impacts on its financial position, results of operations, and prospects. Sustained adverse effects of the COVID-19 pandemic may also prevent the Company from satisfying its minimum regulatory capital ratios and other supervisory requirements, failing to be able to sustain the paying of dividends to its shareholders, or result in downgrades in its credit ratings.

Because of the current expected credit loss (CECL) accounting standard, the Company’s financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter its expectations for credit losses. In addition, due to the expansion of the time horizon over which it is required to estimate future credit losses under CECL, the Company may experience increased volatility in its future provisions for credit losses.

The levels of, or changes in, interest rates could affect the Company’s business or performance. The Company’s business, results of operations, and financial condition are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market interest rates, which in turn are influenced by monetary and fiscal policies, general economic conditions, the regulatory environment, competitive pressures, and expectations about future changes in interest rates. The policies and regulations of the federal government, in general, and the FRB, in particular, have a substantial impact on market interest rates. See “Government Monetary and Fiscal Policies” in Part I, Item 1 of this report, which is incorporated by reference herein. Additionally, the Company has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on the London Interbank Offered Rate (LIBOR). In 2017, the U.K. Financial Conduct Authority announced that LIBOR is to be transitioned to alternative rates. U.S. regulatory authorities voiced similar support for phasing out LIBOR.  The transition from LIBOR could create considerable costs and additional risk. Certain LIBOR rates will continue to be published until June 30, 2023 for existing LIBOR-indexed financial instruments, however no new LIBOR-indexed financial instruments can be originated after December 31, 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York represents the best alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The Company discontinued entering into new LIBOR-indexed financial instruments effective

December 31, 2021. The majority of existing LIBOR-indexed contracts will revert to SOFR. The remainder will be individually negotiated to a mutual preferred replacement index. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on its business, financial condition and results of operations.

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

See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages interest-rate risk.

Weak or deteriorating economic conditions, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities. The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, its business or performance could be adversely affected. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products and other services in the Company’s investment-management, asset-servicing, insurance, brokerage, or related businesses. Increased delinquencies or defaults could result as well from the Company adopting—for strategic, competitive, or other reasons—more liberal origination or underwriting standards for extensions of credit or other dealings with its customers or counterparties. If delinquencies or defaults on the Company’s loans or investment securities increase, their value and the income derived from them could be adversely affected, and the Company could incur administrative and other costs in seeking a recovery on its claims and any collateral. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is determined to have resulted from a credit loss.  In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for credit losses would reduce the Company’s income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real-estate markets or associated environmental liabilities. At December 31, 2021, 50.0% of the Company’s aggregate loan portfolio—comprised of commercial real-estate loans

(representing 36.5% of the aggregate loan portfolio) and consumer real-estate loans (representing 13.5% of the aggregate loan portfolio)—was primarily secured by interests in real estate located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well.  Real-estate values in the markets where this collateral is located may be different from, and in some instances worse than, real-estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real-estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, the Company may incur substantial liability for compliance and remediation costs, personal injury, or property damage.

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

To the extent that the Company continues to maintain a sizeable portfolio of available-for-sale investment securities, its income may be adversely affected and its reported equity more volatile. As of December 31, 2021, the Company’s securities portfolio totaled approximately $13.8 billion, which represented approximately 32.4% of its total assets.  Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans.  For the year-ended December 31, 2021, the weighted average yield of the Company’s securities portfolio was 2.2% as compared to 3.7% for its loan portfolio.  Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted.  Additionally, approximately $12.0 billion, or 86.7%, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity.  As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

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

Risks and exposures related to cybersecurity attacks have increased as a result of the COVID-19 pandemic and the related increased reliance on remote working, and are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and the expanding use of technology-based products and services by the Company and its customers. The Company can provide no assurances that the safeguards it has in place or may implement in the future will prevent all unauthorized infiltrations or breaches and that the Company will not suffer losses related to a security breach in the future, which losses may be material.

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

The Company operates in a highly regulated industry, and its business or performance could be adversely affected by the legal, regulatory and supervisory frameworks applicable to it, changes in those frameworks, and other legal and regulatory risks and uncertainties. The Company is subject to expansive legal and regulatory frameworks in the United States—at the federal, State, and local levels—and in the foreign jurisdictions where its business segments operate.  In addition, the Company is subject to the direct supervision of government authorities charged with overseeing the taxation of domestic companies and the kinds of financial activities conducted by the Company in its business segments.  These legal, regulatory, and supervisory frameworks are often designed to protect public or private interests that differ from the interests of the Company’s shareholders or non-deposit creditors. See “Government Monetary and Fiscal Policies” and “Regulation and Supervision” in Part I, Item 1 of this report, which is incorporated by reference herein.  The Company believes that government scrutiny of all financial-services companies has increased, fundamental changes have been made to the banking, securities, and other laws that govern financial services (with the Dodd-Frank Act and Basel III being two of the more prominent examples), and a host of related business practices have been reexamined and reshaped. As a result, the Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. Risks also exist that government authorities could judge the Company’s business or other practices as unsafe, unsound, or otherwise unadvisable and bring formal or informal corrective or enforcement actions against it, including fines or other penalties and directives to change its products or other services.  For practical or other reasons, the Company may not be able to effectively defend itself against these actions, and they in turn could give rise to litigation by private plaintiffs.  Further, if the laws, rules, and regulations materially adversely affect the Company, including any changes that would negatively impact the tax treatment of the Company, the Company’s products and services or the Company’s shareholders, the Company may be adversely impacted.  All of these and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Regulatory or supervisory requirements, future growth, operating results, or strategic plans may prompt the Company to raise additional capital, but that capital may not be available at all or on favorable terms and, if raised, may be dilutive. The Company is subject to safety-and-soundness and capital-adequacy standards under applicable law and to the direct supervision of government authorities. See “Regulation and Supervision” in Part I, Item 1 of this report. If the Company is not or is at risk of not satisfying these standards or applicable supervisory requirements—whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, or otherwise—the Company may be required to raise capital, restrict dividends, or limit originations of certain types of commercial and mortgage loans. If the Company is required to limit originations of certain types of commercial and mortgage loans, it would thereby reduce the amount of credit available to borrowers and limit opportunities to earn interest income from the loan portfolio.  The Company also may be compelled to raise capital if regulatory or supervisory requirements change. In addition, the Company may elect to raise capital for strategic reasons even when it is not required to do so. The Company’s ability to raise capital on favorable terms or at all will depend on general economic and market conditions, which are outside of its control, and on the Company’s operating and financial performance.  Accordingly, the Company cannot be assured of its ability to raise capital when needed or on favorable terms.  An inability to raise capital when needed or on favorable terms could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. If the Company is able to raise capital and does so by issuing common stock or convertible securities, the ownership interest of its existing stockholders could be diluted, and the market price of its common stock could decline.

The market price of the Company’s common stock could be adversely impacted by banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect. Banking and antitrust laws, including associated regulatory-approval requirements, impose significant restrictions on the acquisition of direct or indirect control over any bank holding company, including the Company. Acquisition of ten percent or more of any class of voting stock of a bank holding company or depository institution, including shares of its common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, including the Bank.

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

The Company’s business relies on systems, employees, service providers, and counterparties, and failures or errors by any of them or other operational risks could adversely affect the Company. The Company engages in a variety of businesses in diverse markets and relies on systems, employees, service providers, and counterparties to properly oversee, administer, and process a high volume of transactions. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to its premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, inadequate integration of acquisitions, human error, and breakdowns in business continuity plans.  Significant financial, business, reputational, regulatory, or other harm could come to the Company as a result of these or related risks and uncertainties. For example, the Company could be negatively impacted if financial, accounting, data-processing, or other systems were to fail or not fully perform their functions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, natural disaster, war, act of terrorism, accident, or other reason. These same risks arise as well in connection with the systems and employees of the service providers and counterparties on whom the Company depends as well as their own third-party service providers and counterparties. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages operational risk.

The soundness of other financial institutions could adversely affect us. The soundness of other financial institutions could adversely affect the Company. Financial services institutions are interrelated because of trading, clearing, counterparty and other relationships. The Company routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, payment processors, and other institutional clients, which may result in payment obligations to the Company or to its clients due to products it has arranged. Many of these transactions expose the Company to credit and market risk that may cause its counterparty or client to default. In addition, the Company is exposed to market risk when the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. Any losses arising from such occurrences could materially and adversely affect the Company’s business, results of operations or financial condition.

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

Negative publicity outside of the Company’s control, or its failure to successfully manage issues arising from its conduct or in connection with the financial-services industry generally, could damage the Company’s reputation and adversely affect its business or performance. The performance and value of the Company’s business could be negatively impacted by any reputational harm that it may suffer. This harm could arise from negative publicity outside of its control or its failure to adequately address issues arising from its own conduct or in connection with the financial-services industry generally.  Risks to the Company’s reputation could arise in any number of contexts—for example, cyber incidents and other security breaches, mergers and acquisitions, lending or investment-management practices, actual or potential conflicts of interest, failures to prevent money laundering, corporate governance, and unethical behavior and practices committed by Company employees or competitors in the financial services industry.

The Company faces intense competition from other financial-services and financial-services technology companies, and competitive pressures could adversely affect the Company’s business or performance. The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures to intensify in the future—especially in light of recent legislative and regulatory initiatives, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies.  Competition with financial-services technology companies, or technology companies partnering with financial-services companies, may be particularly intense, due to, among other things, differing regulatory environments. See “Competition” in Part I, Item 1 of this report. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. The Company has certain businesses that utilize wholesale models which can lead to customer concentrations for those businesses that, if negatively impacted by new entrants, competitive pressures, or consolidations, could affect the Company’s fee income. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses.

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

Liquidity is essential to the Company and its business or performance could be adversely affected by constraints in, or increased costs for, funding. The Company defines liquidity as the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses.   Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit.  The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the availability or cost of that funding and thus on its liquidity. These factors include market disruptions, changes in its credit ratings or the sentiment of its investors, the state of the regulatory environment and monetary and fiscal policies, declines in the value of its investment securities, the loss of substantial deposits or customer relationships, financial or systemic shocks, significant counterparty failures, and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages liquidity risk.

If the Company’s subsidiaries are unable to make dividend payments or distributions to the Company, it may be unable to satisfy its obligations to counterparties or creditors or make dividend payments to its stockholders. The Company is a legal entity separate and distinct from its bank and nonbank subsidiaries and depends on dividend payments and distributions from those subsidiaries to fund its obligations to counterparties and creditors and its dividend payments to stockholders. See “Regulation and Supervision—Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates” in Part I, Item 1 of this report. Any of the Company’s subsidiaries, however, may be unable to make dividend payments or distributions to the Company, including as a result of a deterioration in the subsidiary’s performance, investments in the subsidiary’s own future growth, or regulatory or supervisory requirements. If any subsidiary were unable to remain viable as a going concern, moreover, the Company’s right to participate in a distribution of assets would be subject to the prior claims of the subsidiary’s creditors (including, in the case of the Bank, its depositors and the FDIC).

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

The Company’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in the determination of the allowance for credit losses. Furthermore, accounting methods, assumptions and estimates are part of acquisition purchase accounting and the calculation of the fair value of assets and liabilities that have been purchased, including credit-impaired loans.  The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of this report. If management’s judgments are later determined to have been inaccurate, the Company may experience unexpected losses that could be substantial.

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

The Company faces risks in connection with its strategic undertakings and new business initiatives. The Company is engaged, and may in the future engage, in strategic activities including acquisitions, joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that the Company will successfully identify appropriate opportunities, that it will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. The Company is focused on its long-term growth and has undertaken various strategic activities and business initiatives, some of which may involve activities that are new to it. For example, in the future the Company may engage in or focus on new lines of business, financial technologies, and other activities that are outside of its current product offerings. These new initiatives may subject the Company to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Its ability to execute strategic activities and new business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include the Company’s success in integrating an acquired company or a new internally-developed growth initiative into its business, operations, services, products, personnel and systems, operating effectively with any partner with whom it elects to do business, meeting applicable regulatory requirements and obtaining applicable regulatory licenses or other approvals, hiring or retaining key employees, achieving anticipated synergies, meeting management's expectations, actually realizing the anticipated benefits of the activities, and overall general market conditions. The Company’s ability to address these matters successfully cannot be assured. In addition, its strategic efforts may divert resources or management's attention from ongoing business operations and may subject the Company to additional regulatory scrutiny and potential liability. If the Company does not successfully execute a strategic undertaking, it could adversely affect its business, financial condition, results of operations, reputation or growth prospects.

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

Other main facilities of the Bank in downtown Kansas City, Missouri are located at 928 Grand Boulevard (185,000 square feet) and 1008 Oak Street (180,000 square feet). The 928 Grand building houses administrative support functions for the Bank.  The 1008 Oak building, which opened during 1999, houses the Company’s operations and data processing functions.

The Bank leases 48,771 square feet in the Hertz Building located at 2 South Broadway in the heart of the commercial sector of downtown St. Louis, Missouri.  This location has a full-service banking center and is home to administrative support functions for the Bank.

The Bank also leases 34,681 square feet on the first, second, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado.  The location has a full-service banking center and is home to operational and administrative support functions for the Bank.

As of December 31, 2021, the Bank operated a total of 91 banking centers.

UMBFS leases 85,164 square feet at 235 West Galena Street in Milwaukee, Wisconsin, for its fund services operations.  Additionally, UMBFS leases 37,297 square feet at 2225 Washington Boulevard in Ogden, Utah, and 13,689 square feet at 223 Wilmington West Chester Pike in Chadds Ford, Pennsylvania.

Additional information with respect to properties, premises and equipment is presented in Note 1, “Summary of Significant Accounting Policies,” and Note 8, “Premises, Equipment, and Leases,” in the Notes to the Consolidated Financial Statements in Item 8 of this report, and is hereby incorporated by reference herein.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Stock Market under the symbol "UMBF." As of February 18, 2022, the Company had 1,893 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock repurchase activity by the Company during the quarter ended December 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2021	24	$88.04	24	1,997,593
November 1 - November 30, 2021	2,093	101.53	2,093	1,995,500
December 1 - December 31, 2021	10,145	100.81	10,145	1,985,355
Total	12,262	$100.91	12,262

On April 27, 2021, the Company’s Board of Directors (the Board) authorized the repurchase of up to two million shares of the Company’s common stock, which will terminate on April 26, 2022 (a Repurchase Authorization).  The Company has not made any repurchases other than through this Repurchase Authorization. The Company is not currently engaging in repurchase.  In the future, it may determine to resume repurchases.  All share purchases pursuant to a Repurchase Authorization are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

Performance Graph

The performance graph below compares the cumulative total shareholder return on UMB Financial Corporation Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the SNL U.S. Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2016 and reinvestment of dividends. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	2016	2017	2018	2019	2020	2021
UMB Financial Corporation	$100.00	$94.63	$81.51	$93.50	$95.97	$149.75
SNL US Banks	100.00	118.21	98.75	135.64	118.33	160.89
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2021.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•

adverse effects due to COVID-19 on the Company and its customers, counterparties, employees, and third-party service providers, and the adverse impacts to its business, financial position, results of operations, and prospects; or

•

other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.

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

Results of Operations

Overview

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the American Rescue Plan Act of 2021, both authorizing the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the year ended December 31, 2021, the Company’s results of operations included continued maintenance of the allowance for credit losses (ACL) at a level appropriate given the state of key macroeconomic variables utilized in the econometric models at December 31, 2021.  Additionally, the Company continued to see impacts of the volatile equity and debt markets and low interest rate environment in its fee-based businesses.

In response to the COVID-19 pandemic, the Company formed a Pandemic Taskforce and a steering group comprised of associates across multiple lines of business and support functions and has taken several actions to offer various forms of support to its customers, employees, and communities that have experienced impacts resulting from the COVID-19 pandemic. The Company has also increased purchases of computer hardware to support a remote workforce, as well as incurred additional cleaning and janitorial expense to disinfect branch and office locations.  The Company has actively worked with customers impacted by the economic downturn by offering payment deferrals and other loan modifications.  See further details under “Credit Risk Management” within “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify its organizational and reporting structures, streamline back office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  For 2021, total revenue decreased 0.7%, and noninterest expense increased 1.4%, as compared to the previous year.  Revenue for 2020 included a gain on the Company’s investment in Tattooed Chef, Inc. (TTCF) of $108.8 million. Revenue for 2021 included a loss of $15.4 million on TTCF.  The Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  For 2021, net interest income increased $84.3 million, or 11.5%, as compared to the previous year. The Company has shown increased net interest income through the effects of increased volume, the mix of average earning assets, and PPP income.  Loans recorded under the PPP increased loan interest income by $12.4 million in 2021 as compared to 2020.  The additional increase in interest income was driven by increased loan and securities balances and liquidity.  These increases were offset by a lower rate environment.  Average earning assets increased $6.7 billion, or 24.7%, compared to 2020.  Average loan balances increased $1.5 billion, average securities increased $2.2 billion, and average interest-bearing due from banks increased $2.8 billion from prior year. Average PPP loans decreased $229.0 million.  The funding for these assets was driven primarily by a 17.5% increase in average interest-bearing liabilities and 43.5% increase in noninterest-bearing deposits.  Net interest margin, on a tax-equivalent basis, decreased 31 basis points compared to the same period in 2020.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income decreased $93.0 million, or 16.6%, to $467.2 million for the year ended December 31, 2021, compared to the same period in 2020.  This decrease was primarily driven by the $108.8 million gain on the Company’s investment in TTCF in 2020, coupled with a loss on TTCF of $15.4 million in 2021.  The decreased revenue attributed to TTCF is offset by increased fund services income and corporate trust income.  These changes are discussed in greater detail below under Noninterest income. As of December 31, 2021, noninterest income represented 36.4% of total revenues, as compared to 43.4% for 2020.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At December 31, 2021, the Company had a total risk-based capital ratio of 13.88% and $3.1 billion in total shareholders’ equity, an increase of $128.5 million, or 4.3%, compared to total shareholders’ equity at December 31, 2020. The Company repurchased 68 thousand shares of common stock at an average price of $81.36 per share during 2021 and declared $67.3 million in dividends, which represents a 10.9% increase compared to dividends declared during 2020.

Earnings Summary

The Company recorded consolidated net income of $353.0 million for the year ended December 31, 2021.  This represents a 23.2% increase over 2020.  Net income for 2020 was $286.5 million, or an increase of 17.6% compared to 2019.  Basic earnings per share for the year ended December 31, 2021, were $7.31 per share compared to $5.95 per share in 2020, an increase of 22.9%.  Basic earnings per share were $4.99 per share in 2019, or an increase of 19.2% from 2019 to 2020. Fully diluted earnings per share increased 22.1% from 2020 to 2021 and increased 19.6% from 2019 to 2020.  Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2021 were 1.00% and 11.43%, respectively, compared to 1.00% and 10.21%, respectively, for the year ended December 31, 2020.  Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2019 were 1.02% and 9.94%, respectively.

The Company’s net interest income increased to $815.5 million in 2021 compared to $731.2 million in 2020 and $670.9 million in 2019.  In total, net interest income increased $84.3 million, as compared to 2020, primarily driven by a favorable volume variance of $85.0 million.  See Table 2.  The favorable volume variance on earning assets was predominantly driven by an increase of $6.7 billion in average earning assets, or 24.7%.  Average interest-bearing due from banks increased $2.8 billion, average securities balances increased $2.2 billion, and average loan balances increased $1.5 billion for 2021 compared to the same period in 2020.  Net interest margin, on a fully tax-equivalent basis (FTE), decreased to 2.50% for 2021, compared to 2.81% for the same period in 2020, as the asset yields and the cost of interest-bearing liabilities decreased, coupled with an increased balance sheet.  This created significant margin compression.  The Company has seen a decrease in the benefit from interest-free funds as compared to 2020 driven by the lower rate environment.  The impact of this benefit decreased seven basis points compared to 2020 and is illustrated on Table 3.  The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 18 in Item 7A for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2021.

The provision for credit losses totaled $20.0 million for the year ended December 31, 2021, which is a decrease of $110.5 million, or 84.7%, compared to the same period in 2020.  This change is the result of the adoption of the CECL standard in 2020 and applying this methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment related to the COVID-19 pandemic. See further discussion in “Provision and Allowance for Credit Losses” in this report.

The Company had a decrease of $93.0 million, or 16.6%, in noninterest income in 2021, as compared to 2020, and an increase of $133.4 million, or 31.3%, in 2020, compared to 2019.  The decrease in 2021 and increase in 2020 is primarily attributable to a decrease of $115.6 million and an increase of $118.4 million in Investment securities gains, net.  This is primarily driven by the $108.8 million gain on the Company’s investment in TTCF in 2020 and a loss of $15.4 million in 2021.  The decrease in 2021 is also impacted by increased fund services income, corporate trust, and bankcard income.  These are offset by a decrease in brokerage income.  The change in noninterest income in 2021 from 2020, and 2020 from 2019 is illustrated in Table 6.

Noninterest expense increased in 2021 by $11.6 million, or 1.4%, compared to 2020 and increased by $43.1 million, or 5.5%, in 2020 compared to 2019.  The increase in 2021 is primarily driven by increases in processing fees and salary and employee benefits expense, offset by lower operating losses and equipment expense.  The increase in noninterest expense in 2021 from 2020, and 2020 from 2019 is illustrated in Table 7.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2021, 2020 and 2019.

Net interest margin, presented in Table 1, is calculated as net interest income on a fully tax- equivalent basis as a percentage of average earning assets.  Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.  A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources.  Table 3 analyzes net interest margin for the three years ended December 31, 2021, 2020 and 2019.  Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2019 through 2021 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2021			2020
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$16,629.9	$619.3	3.72%	$15,126.1	$586.0	3.87%
Securities:
Taxable	7,422.4	127.6	1.72	5,256.7	105.7	2.01
Tax-exempt (FTE)	4,247.0	124.5	2.93	4,226.4	126.3	2.99
Total securities	11,669.4	252.1	2.16	9,483.1	232.0	2.45
Federal funds sold and resell agreements	1,234.5	10.1	0.81	1,099.4	11.8	1.08
Interest-bearing due from banks	4,063.1	5.4	0.13	1,218.9	3.8	0.31
Other earning assets (FTE)	23.5	1.0	4.33	37.1	1.6	4.28
Total earning assets (FTE)	33,620.4	887.9	2.64	26,964.6	835.2	3.10
Allowance for credit losses	(204.7)			(184.5)
Cash and due from banks	460.1			440.5
Other assets	1,452.8			1,347.5
Total assets	$35,328.6			$28,568.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$16,982.9	$24.1	0.14%	$14,446.2	$49.1	0.34%
Time deposits under $250,000	242.0	0.8	0.33	488.3	5.0	1.02
Time deposits of $250,000 or more	453.2	1.5	0.33	402.0	4.1	1.02
Total interest-bearing deposits	17,678.1	26.4	0.15	15,336.5	58.2	0.38
Borrowed funds	270.5	12.7	4.68	137.0	7.3	5.30
Federal funds purchased	163.8	—	0.04	60.3	0.2	0.26
Securities sold under agreements to repurchase	2,454.3	6.9	0.28	1,963.5	11.6	0.59
Total interest-bearing liabilities	20,566.7	46.0	0.22	17,497.3	77.3	0.44
Noninterest-bearing demand deposits	11,254.8			7,845.6
Other	418.0			420.2
Total	32,239.5			25,763.1
Total shareholders' equity	3,089.1			2,805.0
Total liabilities and shareholders' equity	$35,328.6			$28,568.1
Net interest income (FTE)		$841.9			$757.9
Net interest spread (FTE)			2.42%			2.66%
Net interest margin (FTE)			2.50%			2.81%

(1)

Interest income and yields are stated on an FTE basis, using a marginal tax rate of 21% for 2021, 2020, and 2019.  The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets.  Rates earned/paid may not compute to the rates shown due to presentation in millions.  The tax-equivalent interest income totaled $26.3 million, $26.7 million, and $24.0 million in 2021, 2020, and 2019, respectively.

(2)	Loan fees are included in interest income. Such fees totaled $17.1 million, $13.7 million, and $14.5 million in 2021, 2020, and 2019, respectively.
(3)	Loans on nonaccrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2019
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$12,764.6	$637.9	5.00%
Securities:
Taxable	4,524.9	106.1	2.34
Tax-exempt (FTE)	3,797.0	113.7	3.00
Total securities	8,321.9	219.8	2.64
Federal funds sold and resell agreements	535.4	13.8	2.59
Interest-bearing due from banks	584.8	12.9	2.20
Other earning assets (FTE)	52.3	2.5	4.79
Total earning assets (FTE)	22,259.0	886.9	3.98
Allowance for credit losses	(107.4)
Cash and due from banks	454.6
Other assets	1,178.4
Total assets	$23,784.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$12,161.8	$138.7	1.14%
Time deposits under $250,000	366.3	5.6	1.53
Time deposits of $250,000 or more	644.1	9.9	1.54
Total interest-bearing deposits	13,172.2	154.2	1.17
Borrowed funds	69.8	5.2	7.51
Federal funds purchased	123.9	2.7	2.13
Securities sold under agreements to repurchase	1,533.4	29.9	1.95
Total interest-bearing liabilities	14,899.3	192.0	1.29
Noninterest-bearing demand deposits	6,132.2
Other	301.3
Total	21,332.8
Total shareholders' equity	2,451.8
Total liabilities and shareholders' equity	$23,784.6
Net interest income (FTE)		$694.9
Net interest spread (FTE)			2.69%
Net interest margin (FTE)			3.12%

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

Average Volume		Average Rate			Increase (Decrease)
2021	2020	2021	2020	2021 vs. 2020	Volume	Rate	Total
				Change in interest earned on:
$16,629,867	$15,126,110	3.72%	3.87%	Loans	$56,636	$(23,320)	$33,316
				Securities:
7,422,432	5,256,715	1.72	2.01	Taxable	38,880	(16,956)	21,924
4,246,943	4,226,363	2.93	2.99	Tax-exempt	689	(2,204)	(1,515)
1,234,533	1,099,447	0.81	1.08	Federal funds and resell agreements	1,336	(3,128)	(1,792)
4,063,089	1,218,919	0.13	0.31	Interest-bearing due from banks	4,757	(3,084)	1,673
23,480	37,086	4.33	4.28	Trading securities	(592)	19	(573)
33,620,344	26,964,640	2.64	3.10	Total	101,706	(48,673)	53,033
				Change in interest incurred on:
17,678,122	15,336,492	0.15	0.38	Interest-bearing deposits	7,804	(39,606)	(31,802)
163,744	60,314	0.04	0.26	Federal funds purchased	119	(206)	(87)
2,454,290	1,963,499	0.28	0.59	Securities sold under agreements to repurchase	2,414	(7,180)	(4,766)
270,498	136,957	4.68	5.30	Borrowed Funds	6,337	(941)	5,396
$20,566,654	$17,497,262	0.22%	0.44%	Total	16,674	(47,933)	(31,259)
				Net interest income	$85,032	$(740)	$84,292

Average Volume		Average Rate			Increase (Decrease)
2020	2019	2020	2019	2020 vs. 2019	Volume	Rate	Total
				Change in interest earned on:
$15,126,110	$12,764,623	3.87%	5.00%	Loans	$106,011	$(157,899)	$(51,888)
				Securities:
5,256,715	4,524,955	2.01	2.34	Taxable	15,854	(16,206)	(352)
4,226,363	3,796,983	2.99	3.00	Tax-exempt	10,048	(292)	9,756
1,099,447	535,393	1.08	2.59	Federal funds and resell agreements	9,107	(11,110)	(2,003)
1,218,919	584,756	0.31	2.20	Interest-bearing due from banks	7,267	(16,405)	(9,138)
37,086	52,306	4.28	4.79	Trading securities	(569)	(209)	(778)
26,964,640	22,259,016	3.10	3.98	Total	147,718	(202,121)	(54,403)
				Change in interest incurred on:
15,336,492	13,172,181	0.38	1.17	Interest-bearing deposits	21,986	(117,964)	(95,978)
60,314	123,871	0.26	2.13	Federal funds purchased	(916)	(1,565)	(2,481)
1,963,499	1,533,412	0.59	1.95	Securities sold under agreements to repurchase	6,904	(25,189)	(18,285)
136,957	69,809	5.30	7.51	Borrowed Funds	3,906	(1,889)	2,017
$17,497,262	$14,899,273	0.44%	1.29%	Total	31,880	(146,607)	(114,727)
				Net interest income	$115,838	$(55,514)	$60,324

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2021	2020	2019
Average earning assets	$33,620,344	$26,964,640	$22,259,016
Interest-bearing liabilities	20,566,654	17,497,262	14,899,273
Interest-free funds	$13,053,690	$9,467,378	$7,359,743
Free funds ratio (interest free funds to average earning assets)	38.83%	35.11%	33.06%
Tax-equivalent yield on earning assets	2.64%	3.10%	3.98%
Cost of interest-bearing liabilities	0.22	0.44	1.29
Net interest spread	2.42%	2.66%	2.69%
Benefit of interest-free funds	0.08	0.15	0.43
Net interest margin	2.50%	2.81%	3.12%

The Company experienced an increase in net interest income of $84.3 million, or 11.5%, for the year ended December 31, 2021, compared to 2020.  This follows an increase of $60.3 million, or 9.0%, for the year ended December 31, 2020, compared to 2019.  Average earning assets for the year ended December 31, 2021 increased by $6.7 billion, or 24.7%, compared to the same period in 2020.  Net interest margin, on a tax-equivalent basis, decreased to 2.50% for 2021 compared to 2.81% in 2020.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits.  Noninterest-bearing demand deposits represented 45.9%, 36.5% and 32.1% of total outstanding deposits at December 31, 2021, 2020 and 2019, respectively.  As illustrated in Table 3, the impact from these interest-free funds was eight basis points in 2021, as compared to 15 basis points in 2020 and 43 basis points in 2019.

The Company has experienced an increase in net interest income during 2021 due to a volume variance of $85.0 million, offset by a very minimal negative rate variance of $0.7 million.  The average rate on earning assets during 2021 has decreased by 46 basis points, while the average rate on interest-bearing liabilities decreased by 22 basis points, resulting in a 24 basis-point decrease in spread.  The volume of loans has increased from an average of $15.1 billion in 2020 to an average of $16.6 billion in 2021 driven by organic loan growth.  The volume of interest-bearing liabilities increased from $17.5 billion in 2020 to $20.6 billion in 2021.  The Company expects to see continued volatility in the economic markets and government responses to these changes as a result of the COVID-19 pandemic.  These changing economic conditions and governmental responses could have impacts on the balance sheet and income statement of the Company in 2022.  Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio.  By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2022, approximately $1.6 billion of available-for-sale securities are expected to have principal repayments.  This includes approximately $453 million which will have principal repayments during the first quarter of 2022.  The available-for-sale investment portfolio had an average life of 67.6 months, 70.1 months, and 70.9 months as of December 31, 2021, 2020, and 2019, respectively.

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

Table 4

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES ON LOANS (in thousands)

This table presents an allocation of the allowance for credit losses on loans and percent of loans to total loans by loan portfolio segment, which represents the total expected losses derived by both quantitative and qualitative methods. The amounts presented are not necessarily indicative of actual future charge-offs in any particular category and are subject to change.

	2021		2020
At December 31:	Allowance for credit losses	Percent of loans to total loans	Allowance for credit losses	Percent of loans to total loans
Commercial and industrial	$123,732	42.3%	$122,700	43.8%
Specialty lending	1,738	3.0	5,219	3.2
Commercial real estate	56,265	36.5	61,931	36.7
Consumer real estate	3,921	13.5	6,586	12.1
Consumer	845	0.8	1,480	0.7
Credit cards	6,075	2.3	15,786	2.3
Leases and other	2,195	1.6	2,271	1.2
Total allowance for credit losses on loans	$194,771	100.0%	$215,973	100.0%

Table 5 presents a summary of the Company’s ACL for the years ended December 31, 2021 and 2020.  Also, please see “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk Management” in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.  For more information on loan portfolio segments and ACL methodology refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ACL decreased as a percentage of total loans to 1.13% as of December 31, 2021, compared to 1.34% as of December 31, 2020.  The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $20.0 million for the year ended December 31, 2021, which is a decrease of $110.5 million, or 84.7%, compared to the same period in 2020. The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $130.5 million for the year ended December 31, 2020.  This decrease is the result of the impacts of the current and forecasted economic environment related to the COVID-19 pandemic during 2020 and 2021, coupled with various portfolio changes.

Table 5

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (in thousands)

	2021	2020
Allowance – January 1	$218,583	$101,788
Cumulative effect adjustment(1)	—	9,030
Adjusted allowance – January 1	218,583	110,818
Provision for credit losses	23,000	127,890
Charge-offs:
Commercial	(13,981)	(8,587)
Specialty lending	(31,945)	—
Commercial real estate	(1,198)	(11,939)
Consumer real estate	(96)	(219)
Consumer	(2,424)	(607)
Credit cards	(6,011)	(7,326)
Leases and other	(8)	(11)
Total charge-offs	(55,663)	(28,689)
Recoveries:
Commercial and industrial	6,694	6,473
Specialty lending	187	—
Commercial real estate	1,560	91
Consumer real estate	142	69
Consumer	223	307
Credit cards	1,967	1,618
Leases and other	18	6
Total recoveries	10,791	8,564
Net charge-offs	(44,872)	(20,125)
Allowance for credit losses – end of period	$196,711	$218,583
Allowance for credit losses on loans	$194,771	$215,973
Allowance for credit losses on held-to-maturity securities	1,940	2,610
Loans at end of year, net of unearned interest	17,170,871	16,103,651
Held-to-maturity securities at end of period	1,480,416	1,014,614
Total assets at amortized cost	18,651,287	17,118,265
Average loans, net of unearned interest	16,618,350	15,109,392
Allowance for credit losses on loans to loans at end of period	1.13%	1.34%
Allowance for credit losses – end of period to total assets at amortized cost	1.05%	1.28%
Allowance as a multiple of net charge-offs	4.38x	10.86x
Net charge-offs to average loans	0.27%	0.13%

(1)	Related to the adoption of ASU No. 2016-13. See Note 2, “New Accounting Pronouncements”, for further detail.

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates.  Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates.  Noninterest income decreased in 2021 by $93.0 million, or 16.6%, compared to 2020 and increased in 2020 by $133.4 million, or 31.3%, compared to 2019.  The decrease in 2021 is primarily attributable to a decrease in investment securities gains, net, offset by increased fund services income, corporate trust income, and bankcard income. These are offset by a decrease in brokerage income.  The increase in 2020 is primarily attributable to investment securities gains, net, fund services income, and trading and investment banking income.

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

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2021	2020	2019	21-20	20-19	21-20	20-19
Trust and securities processing	$224,126	$194,646	$176,913	$29,480	$17,733	15.1%	10.0%
Trading and investment banking	30,939	32,945	23,466	(2,006)	9,479	(6.1)	40.4
Service charges on deposit accounts	86,056	83,879	82,748	2,177	1,131	2.6	1.4
Insurance fees and commissions	1,309	1,369	1,634	(60)	(265)	(4.4)	(16.2)
Brokerage fees	12,171	24,350	31,261	(12,179)	(6,911)	(50.0)	(22.1)
Bankcard fees	64,576	60,544	66,727	4,032	(6,183)	6.7	(9.3)
Investment securities gains, net	5,057	120,634	2,245	(115,577)	118,389	(95.8)	5,273.5
Other	42,941	41,799	41,776	1,142	23	2.7	0.1
Total noninterest income	$467,175	$560,166	$426,770	$(92,991)	$133,396	(16.6)%	31.3%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above.  The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2021 compared to 2020, and in 2020 compared to 2019.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund assets servicing.  This income category increased by $29.5 million, or 15.1% in 2021, compared to 2020, and increased by $17.7 million, or 10.0%, in 2020, compared to 2019.  During 2021, fund services income increased $27.5 million and corporate trust income increased $5.8 million, offset by a decrease in wealth management income of $3.8 million.  During 2020, fund services income increased $10.6 million and corporate trust income increased $7.2 million.

Trading and investment banking income decreased $2.0 million, or 6.1%, in 2021 compared to 2020 and increased $9.5 million, or 40.4%, in 2020 compared to 2019.  The decrease in 2021 compared to 2020 was driven by slightly lower trading volume and lower market values.  The increase in 2020 compared to 2019 was driven by increased bond trading volume.

Service charges on deposits income increased $2.2 million, or 2.6%, in 2021 compared to 2020 and increased $1.1 million, or 1.4%, in 2020 compared to 2019.  The increase in 2021 compared to 2020 was driven by increased corporate service charge income.  The increase in 2020 compared to 2019 was driven by increased healthcare services income.

Brokerage fees decreased $12.2 million, or 50.0%, in 2021 compared to 2020 and $6.9 million, or 22.1%, in 2020 compared to 2019.  These decreases were primarily due to lower money market and 12b-1 income driven by a decrease in volume and interest rates.

Bankcard fees increased $4.0 million, or 6.7%, in 2021 compared to 2020, and decreased $6.2 million, or 9.3%, in 2020 compared to 2019.  The increase in 2021 compared to 2020 was primarily driven by increased interchange income, offset by increased rewards and rebate expense.  The decrease in 2020 compared to 2019 was primarily driven by decreased interchange income, offset by decreased rewards and rebate expense.

Investment securities gains, net decreased $115.6 million in 2021 compared to 2020 but increased by $118.4 million in 2020 compared to 2019, primarily driven by changes in valuation of the Company’s investment in TTCF.  The decrease in 2021 was driven by the $15.4 million loss in 2021 on TTCF, coupled with the $108.8 million gain on TTCF recorded in 2020.  This decrease was offset by an increase of $5.9 million in gains on equity securities without readily determinable fair values.  The increase in 2020 was driven by the $108.8 million gain on TTCF, an increase of $3.9 million in gains on equity securities without readily determinable fair values, and an increase of $3.8 million in gains on sales of available-for-sale securities.

Noninterest Expense

Noninterest expense increased in 2021 by $11.6 million, or 1.4%, compared to 2020 and increased in 2020 by $43.1 million, or 5.5%, compared to 2019.  From 2020 to 2021 the increases were driven by processing fees and salary and employee benefits expense, offset by other miscellaneous expense, and equipment expense.  The main drivers of the increase from 2019 to 2020 were driven by salary and employee benefits expense, other miscellaneous expense, and equipment expense, offset by a decrease in marketing and business development expense.  Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2021	2020	2019	21-20	20-19	21-20	20-19
Salaries and employee benefits	$504,442	$495,464	$461,445	$8,978	$34,019	1.8%	7.4%
Occupancy, net	47,345	47,476	47,771	(131)	(295)	(0.3)	(0.6)
Equipment	78,398	85,719	79,086	(7,321)	6,633	(8.5)	8.4
Supplies and services	14,986	15,537	18,699	(551)	(3,162)	(3.5)	(16.9)
Marketing and business development	18,533	14,679	26,257	3,854	(11,578)	26.3	(44.1)
Processing fees	67,563	54,213	52,198	13,350	2,015	24.6	3.9
Legal and consulting	32,406	29,765	31,504	2,641	(1,739)	8.9	(5.5)
Bankcard	19,145	18,954	17,750	191	1,204	1.0	6.8
Amortization of other intangible assets	4,757	6,517	5,506	(1,760)	1,011	(27.0)	18.4
Regulatory fees	11,894	10,279	11,489	1,615	(1,210)	15.7	(10.5)
Other	34,167	43,402	27,155	(9,235)	16,247	(21.3)	59.8
Total noninterest expense	$833,636	$822,005	$778,860	$11,631	$43,145	1.4%	5.5%

Salaries and employee benefits expense increased $9.0 million, or 1.8%, in 2021 compared to 2020 and $34.0 million, or 7.4%, in 2020 compared to 2019.  In 2021, bonus and commission expense increased $8.7 million, or 7.5%, driven by business volumes and revenue growth, and higher company performance.  Salary and wage expense increased $1.7 million, or 0.6%.  These increases were offset by a decrease in employee benefits expense of $1.4 million, or 1.7%.  In 2020, bonus and commission expense increased $23.6 million, or 25.3%, driven by business volumes and revenue growth, and higher company performance.  Salary and wage expense increased $12.1 million, or 4.3%.  These increases were offset by a decrease in employee benefits expense of $1.7 million, or 2.1%.

Equipment expense decreased $7.3 million, or 8.5%, in 2021 compared to 2020, and increased $6.6 million, or 8.4%, from 2019 to 2020, respectively.  The decrease in 2021 was driven by lower software amortization related to a transition to cloud-based computing solutions.  The increase in 2020 compared to 2019 was driven by computer hardware and software expenses for the ongoing investments in digital channel and integrated platform solutions to support business growth and the continued modernization of core systems.
Marketing and business development expense increased $3.9 million, or 26.3%, in 2021 compared to 2020, but decreased $11.6 million, or 44.1%, in 2020 compared to 2019.  The increase in 2021 was driven by the timing of advertising and business development projects and higher travel expenses as compared to 2020.  The decrease in 2020 is driven by reduced travel and entertainment expenses and business development expense related to the COVID-19 pandemic.

Processing fees expense increased $13.4 million, or 24.6%, in 2021 compared to 2020, and increased $2.0 million, or 3.9%, in 2020 compared to 2019.  The increases in 2021 and 2020 are primarily driven by the transition to cloud computing solutions and ongoing investments in digital channel and integrated platform solutions to support business growth and the continued modernization of core systems.

Other noninterest expense decreased $9.2 million, or 21.3%, in 2021 compared to 2020 and increased $16.2 million, or 59.8%, in 2020 compared to 2019.  The decrease in 2021 is driven by lower operational losses, partially offset by higher charitable contributions expense.  The increase in 2020 is primarily driven by higher operational losses and derivative expense.

Income Taxes

Income tax expense totaled $76.0 million, $52.4 million, and $42.4 million in 2021, 2020, and 2019 respectively. These amounts equate to effective tax rates of 17.7%, 15.5%, and 14.8% for 2021, 2020 and 2019, respectively. The increase in the effective tax rate from 2020 to 2021 is primarily attributable to a smaller portion of pre-tax income being earned from tax-exempt municipal securities and higher state and local income taxes.  The increase in the effective tax rate from 2019 to 2020 is primarily attributable to a smaller portion of pre-tax income being earned from tax-exempt municipal securities.

For further information on income taxes refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments). Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  Previously, the Company had the following four Business Segments:  Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services.  In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the Company’s core businesses, products and services are currently being evaluated by management. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2021.  Previously reported results have been reclassified in this Form 10-K to conform to the Company’s current organizational structure.

Table 8

COMMERCIAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020	21-20	21-20
Net interest income	$556,673	$475,425	$81,248	17.1%
Provision for credit losses	15,553	119,424	(103,871)	(87.0)
Noninterest income	81,752	189,412	(107,660)	(56.8)
Noninterest expense	289,039	272,283	16,756	6.2
Income before taxes	333,833	273,130	60,703	22.2
Income tax expense	59,165	42,223	16,942	40.1
Net income	$274,668	$230,907	$43,761	19.0%

For the year ended December 31, 2021, Commercial Banking net income increased $43.8 million, or 19.0%, to $274.7 million compared to the same period in 2020.  Net interest income increased $81.2 million, or 17.1%, for the year ended December 31, 2021, compared to the same period last year, primarily driven by strong loan growth, earning asset mix changes, and the Company’s participation in the PPP.  PPP loans averaged $802.4 million during 2021, and PPP income increased $12.4 million as compared to 2020.  Provision for credit losses decreased $103.9 million as compared to 2020.  The provision expense for 2020 was significantly impacted by the adoption of CECL, coupled with the impacts of the COVID-19 pandemic on the economic environment and reasonable and supportable economic forecasts.  The provision in 2021 represents substantial improvement in these forecasts.  Noninterest income decreased $107.7 million, or 56.8%, over the same period in 2020.  Investment securities gains, net decreased $117.0 million, primarily driven by the change in market valuation on the Company’s investment in TTCF. This decrease was partially offset by increases of $3.3 million in deposit service charges, $2.7 million in gains on sales of assets, and $2.5 million in bankcard fees. Noninterest expense increased $16.8 million, or 6.2%, as compared to the same period in 2020.  This increase was driven by an increase of $20.0 million in technology, service, and overhead expenses, $4.9 million in salaries and employee benefits expense, $1.8 million in marketing and business development expense, $1.6 million in processing fees, and $1.3 million in regulatory fees.  These increases were partially offset by a decrease of $12.9 million in operational losses as compared to 2020.

Table 9

INSTITUTIONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020	21-20	21-20
Net interest income	$87,644	$106,856	$(19,212)	(18.0)%
Provision for credit losses	630	882	(252)	(28.6)
Noninterest income	273,413	254,874	18,539	7.3
Noninterest expense	292,080	286,635	5,445	1.9
Income before taxes	68,347	74,213	(5,866)	(7.9)
Income tax expense	12,113	11,472	641	5.6
Net income	$56,234	$62,741	$(6,507)	(10.4)%

For the year ended December 31, 2021, Institutional Banking net income decreased $6.5 million, or 10.4%, compared to the same period last year.  Net interest income decreased $19.2 million, or 18.0%, compared to the same period last year, due to a decrease in funds transfer pricing driven by lower interest rates.  Noninterest income increased $18.5 million, or 7.3%, primarily due to increases of $27.5 million in fund services income, $5.8 million in corporate trust income, both recorded in trust and securities processing revenue, $0.9 million in bankcard fees and $0.8 million in other income. The increases in fund services income and corporate trust income are related to increased assets administered as compared to the prior year.  These increases were partially offset by decreases of $12.0 million in brokerage fees and $4.7 million in bond trading income.  The decrease in brokerage fees is primarily due to lower 12b-1 and money market revenue and the decline in bond trading income is due to decreased trading volumes.  Noninterest expense increased $5.4 million, or 1.9%, primarily driven by increases of $4.7 million in technology, service, and overhead expenses and $4.5 million in processing fees.  These increases were partially offset by decreases of $2.8 million in salary and employee benefits expense, and $1.3 million in equipment expense.

Table 10

PERSONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020	21-20	21-20
Net interest income	$171,204	$148,948	$22,256	14.9%
Provision for credit losses	3,817	10,194	(6,377)	(62.6)
Noninterest income	112,010	115,880	(3,870)	(3.3)
Noninterest expense	252,517	263,087	(10,570)	(4.0)
Income (loss) before taxes	26,880	(8,453)	35,333	418.0
Income tax expense (benefit)	4,764	(1,307)	6,071	464.5
Net income (loss)	$22,116	$(7,146)	$29,262	409.5%

For the year ended December 31, 2021, Personal Banking net income increased $29.3 million as compared to the same period last year.  Net interest income increased $22.3 million, or 14.9%, compared to the same period last year due to increased loan balances.  Provision for credit losses decreased $6.4 million.  The provision expense for 2020 was significantly impacted by the adoption of CECL, coupled with the impacts of the COVID-19 pandemic on the economic environment and reasonable and supportable economic forecasts.  The provision in 2021 represents substantial improvements in these forecasts.  Noninterest income decreased $3.9 million, or 3.3%, primarily driven by a decrease of $3.8 million in trust income and $1.3 million in equity earnings on alternative investments. Both decreases are related to the sale of PCM in the first quarter of 2021.  These decreases were partially offset by an increase of $0.6 million in bankcard fees driven by higher interchange income. Noninterest expense decreased $10.6 million, or 4.0%, primarily due to decreases of $7.5 million in salary and employee benefits, $2.6 million in operational losses, and $2.2 million in legal and consulting expense.  These decreases were partially offset by an increase of $1.8 million in marketing and business development expense.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income.  Loan balances held for investment increased by $1.1 billion, or 6.6%, in 2021.  This increase was primarily driven by an increase of $374.5 million, or 19.3%, in consumer real estate loans, $358.6 million, or 6.1%, in commercial real estate loans, $196.0 million, or 2.8%, in commercial loans, and $91.4 million, or 47.9% in lease and other loans.

Commercial & industrial loans and commercial real estate loans continue to represent the largest segments of the Company’s loan portfolio, comprising approximately 42.3% and 36.5%, respectively, of total loans and loans held for sale at the end of 2021 and 43.8% and 36.7%, respectively, of total loans and loans held for sale at the end of 2020.

Commercial loans represent the largest percent of total loans.  Commercial loans at December 31, 2021 have increased $196.0 million, or 2.8%, as compared to December 31, 2020, to 42.3% of total loans.  Commercial loans represented 43.8% of total loans at December 31, 2020.  The Company’s commercial loan balances have been impacted by the Company’s participation in the PPP.  PPP loans totaled $136.5 million and $1.3 billion as of December 31, 2021 and December 31, 2020, respectively.

As a percentage of total loans, commercial real estate comprises 36.5% of total loans compared to 36.7% in 2020.  Commercial real estate loans increased $358.6 million, or 6.1%, compared to 2020.  Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%.  Most of these properties are non-owner occupied and have guarantees as additional security.

Consumer real estate loans increased $374.5 million, or 19.3%, and represented 13.5% of total loans. Specialty lending loans increased $11.1 million, or 2.2%, and represented 3.0% of total loans as of December 31, 2021.

For further information on loan portfolio segments refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments.  Investment securities totaled $13.8 billion as of December 31, 2021 and $10.6 billion as of December 31, 2020 and comprised 33.8% and 34.0% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 86.7% of the Company’s investment securities portfolio at December 31, 2021, compared to 87.4% at December 31, 2020.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio decreased from 70.1 months at December 31, 2020 to 67.6 months at December 31, 2021. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $10.2 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2021.  Of this amount, securities with a market value of $171.2 million at December 31, 2021 were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company’s HTM securities portfolio consists of private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors, and mortgage-backed securities.  The Company’s private placement bond portfolio totaled $1.1 billion as of December 31, 2021, an increase of $70.3 million, or 7.0%, from December 31, 2020.  The Company’s HTM mortgage-backed securities portfolio totaled $396.1 million as of December 31, 2021. The average life of the HTM portfolio was 5.2 years at December 31, 2021, compared to 6.1 years at December 31, 2020.

The securities portfolio generates the Company’s second largest component of interest income.  The AFS, HTM, and Other securities portfolios achieved an average yield on a tax-equivalent basis of 2.16% for 2021, compared to 2.45% in 2020.  Securities available for sale had a net unrealized gain of $153.9 million at year-end, compared to a net unrealized gain of $412.0 million the preceding year. This market value change primarily reflects the impact of a larger portfolio size, shorter average life, and declining mark interest rates as of December 31, 2021, compared to December 31, 2020.  These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) in shareholders’ equity, as an unrealized gain of $118.5 million at year-end 2021, compared to an unrealized gain of $314.5 million for 2020. The AFS securities portfolio contains securities that have unrealized losses (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements).  The unrealized losses in the Company’s investments were caused by changes in interest rates, and not from a decline in credit of the underlying issuers.  The U.S. Treasury, U.S. Agency, and GSE mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.  As of December 31, 2021, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to declining interest rates.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  As of December 31, 2021, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Included in Tables 11 and 12 are analyses of the fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 11

SECURITIES AVAILABLE FOR SALE (in thousands)

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2021	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%	$—	—%
Due after 1 year through 5 years	69,174	0.85	124,932	2.29
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$69,174	0.85%	$124,932	2.29%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2021	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$58,963	2.33%	$163,373	2.30%
Due after 1 year through 5 years	4,362,831	1.73	335,743	2.55
Due after 5 years through 10 years	3,451,389	1.76	728,909	2.60
Due after 10 years	91,872	2.16	2,194,663	3.30
Total	$7,965,055	1.75%	$3,422,688	3.02%

	Corporates		Collateralized Loan Obligations
December 31, 2021	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$5,070	3.03%	$—	—%
Due after 1 year through 5 years	229,789	1.78	—	—
Due after 5 years through 10 years	82,987	3.16	27,612	1.17
Due after 10 years	—	—	49,207	1.22
Total	$317,846	2.17%	$76,819	1.20%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2020	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$20,102	1.03%	$202	1.89%
Due after 1 year through 5 years	10,638	2.59	95,747	2.68
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$30,740	1.55%	$95,949	2.67%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2020	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$171,564	(3.18)%	$226,929	2.21%
Due after 1 year through 5 years	2,834,805	2.19	450,435	2.36
Due after 5 years through 10 years	2,283,389	1.99	641,051	2.63
Due after 10 years	178,423	1.76	2,305,204	3.37
Total	$5,468,181	1.93%	$3,623,619	3.02%

	Corporates
December 31, 2020	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%
Due after 1 year through 5 years	55,249	2.98
Due after 5 years through 10 years	25,950	3.85
Due after 10 years	—	—
Total	$81,199	3.27%

Table 12

SECURITIES HELD TO MATURITY (in thousands)

	State and Political Subdivisions		Mortgage-backed Securities
December 31, 2021	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$17,797	1.60%	$—	—%
Due after 1 year through 5 years	156,927	2.36	393,717	1.54
Due after 5 years through 10 years	481,785	2.49	—	—
Due over 10 years	392,165	2.08	—	—
Total	$1,048,674	2.30%	$393,717	1.54%

	State and Political Subdivisions
December 31, 2020	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$4,936	1.78%
Due after 1 year through 5 years	126,901	2.30
Due after 5 years through 10 years	435,038	2.47
Due over 10 years	462,569	2.30
Total	$1,029,444	2.37%

The table below provides detailed information for Other securities at December 31, 2021 and 2020:

Table 13

OTHER SECURITIES (in thousands)

	December 31,
	2021	2020
FRB and FHLB stock	$36,222	$33,222
Equity securities with readily determinable fair values	64,149	134,197
Equity securities without readily determinable fair values	226,727	128,634
Total	$327,098	$296,053

Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available.  Equity securities with readily determinable fair values includes the Company’s investment in TTCF, which had a fair value of $12.5 million as of December 31, 2021 and $106.9 million as of December 31, 2020.  During 2021, the Company sold a portion of this investment with a value of $79.0 million. Equity securities without readily determinable fair values are generally carried at cost less impairment.  Equity securities without readily determinable fair values also include PCM alternative investments in hedge funds and private equity funds, which are accounted for as equity-method investments.  During the first quarter of 2021, the Company sold its membership interest in PCM.  Unrealized gains or losses on equity securities with and without readily determinable fair values are recognized in the Investment Securities gains, net line of the Company’s Consolidated Statements of Income.

For further information on the Company’s investment securities, refer to Note 4, “Securities,” in the Notes to the Consolidated Financial Statements.

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs.  The net borrowed position was $12.6 million at December 31, 2021 compared to $65.6 million at December 31, 2020.

The Bank buys and sells federal funds as agent for non-affiliated banks.  Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $394.7 million in 2021 and $362.5 million in 2020.

At December 31, 2021, the Company held securities purchased under agreements to resell of $1.2 billion compared to $1.7 billion at December 31, 2020.  The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes.  Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels.  These investments averaged $1.2 billion in 2021 and $1.1 billion in 2020.

The Company also maintains an active securities trading inventory.  The average holdings in the securities trading inventory in 2021 were $23.5 million, compared to $37.1 million in 2020, and were recorded at fair market value.  As discussed in “Quantitative and Qualitative Disclosures About Market Risk – Trading Account” in Part II, Item 7A, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $8.8 billion as of December 31, 2021 compared to $3.1 billion as of December 31, 2020 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions.  The amount due from the FRB averaged $4.0 billion and $1.2 billion during the years ended December 31, 2021 and 2020, respectively.  The increase in the FRB balance from 2020 to 2021 is primarily due to an increase in deposit balances as a result of the Company’s participation in the PPP.  The interest-bearing accounts held at other financial institutions totaled $41.2 million and $43.1 million at December 31, 2021 and 2020, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base.  In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing businesses in order to attract and retain additional core deposits.  Deposits totaled $35.6 billion at December 31, 2021 and $27.1 billion at December 31, 2020, an increase of $8.5 billion, or 31.6%. Deposits averaged $28.9 billion in 2021, and $23.2 billion in 2020.

Noninterest-bearing demand deposits averaged $11.3 billion in 2021 and $7.8 billion in 2020.  These deposits represented 38.9% of average deposits in 2021, compared to 33.8% in 2020.  The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits.  Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 14

MATURITIES OF UNINSURED TIME DEPOSITS (in thousands)

	December 31,
	2021	2020
Maturing within 3 months	$318,112	$269,489
After 3 months but within 6 months	8,616	16,596
After 6 months but within 12 months	46,839	32,526
After 12 months	19,664	17,486
Total	$393,231	$336,097

As of December 31, 2021, there were $27.4 billion of uninsured deposits, as compared to $19.7 billion as of December 31, 2020.

Table 15

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2021	2020
Amount:
Noninterest-bearing demand	$11,254,761	$7,845,667
Interest-bearing demand and savings	16,982,864	14,446,164
Time deposits under $250,000	242,017	488,346
Total core deposits	28,479,642	22,780,177
Time deposits of $250,000 or more	453,241	401,982
Total deposits	$28,932,883	$23,182,159

As a % of total deposits:
Noninterest-bearing demand	38.9%	33.9%
Interest-bearing demand and savings	58.7	62.3
Time deposits under $250,000	0.8	2.1
Total core deposits	98.4	98.3
Time deposits of $250,000 or more	1.6	1.7
Total deposits	100.0%	100.0%

Capital Resources and Liquidity

The Company places a significant emphasis on the maintenance of a strong capital position, which it believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities.  Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher expenses for extended liability maturities.  The Company manages capital for each subsidiary based upon the subsidiary’s respective risks and growth opportunities as well as regulatory requirements.

Total shareholders’ equity increased $128.5 million, or 4.3% to $3.1 billion at December 31, 2021 as compared to December 31, 2020.

The Board authorized, at its April 27, 2021, April 28, 2020, and April 23, 2019 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During 2021 and 2020, the Company acquired 67,671 shares and 1,208,623 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization. During March 2020, the Company entered into an agreement with Bank of America Merrill Lynch (BAML) to repurchase an aggregate of $30.0 million of the Company’s common stock through an accelerated share repurchase agreement (ASR). Under the ASR, the Company repurchased a total of 653,498 shares, which was completed during the second quarter of 2020. The ASR was entered into pursuant to the April 23, 2019 Repurchase Authorization.  The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4%.  The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles.  The Company's capital position as of December 31, 2021 is summarized in the table below and exceeded regulatory requirements.

Table 16

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines.  These guidelines as of December 31, 2021, excluded net unrealized gains or losses on securities available for sale from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$1,277	$—	$—	$1,277
Loans and leases	197,502	56,444	2,034,309	14,787,721	94,895	17,170,871
Securities available for sale	1,912,659	9,579,777	13,307	316,840	—	11,822,583
Securities held to maturity	206,368	209,778	1,064,270	—	—	1,480,416
Trading securities	1,625	4,219	21,671	4,360	—	31,875
Cash and due from banks	8,901,154	354,573	—	—	—	9,255,727
All other assets	26,394	24,465	35,457	1,424,229	—	1,510,545
Category totals	$11,245,702	$10,229,256	$3,170,291	$16,533,150	$94,895	$41,273,294

Risk-weighted totals	$—	$2,045,851	$1,585,146	$16,533,150	$142,343	$20,306,490
Off-balance-sheet items (3)	—	14,395	41,195	3,592,832	—	3,648,422
Total risk-weighted assets	$—	$2,060,246	$1,626,341	$20,125,982	$142,343	$23,954,912

Total
Regulatory Capital
Shareholders’ equity	$3,145,424
Less adjustments (1)	(259,848)
Common equity Tier 1/Tier 1 capital	2,885,576
Additional Tier 2 capital (2)	438,708
Total capital	$3,324,284

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	12.05%
Tier 1 capital to risk-weighted assets	12.05%
Total capital to risk-weighted assets	13.88%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	7.61%

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

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8.

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date.  Securities sold under agreements to repurchase and federal funds purchased totaled $3.2 billion at December 31, 2021, and $2.3 billion at December 31, 2020. Repurchase agreements and federal funds purchased averaged $2.6 billion in 2021 and $2.0 billion in 2020.  The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund, and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  Based on the collateral pledged, the Company had $1.6 billion of borrowing capacity at the FHLB at December 31, 2021.  The Company had no outstanding advances at FHLB Des Moines as of December 31, 2021.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at December 31, 2021.

Long-term debt totaled $271.5 million at December 31, 2021, compared to $269.6 million at December 31, 2020.  In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.  The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $73.2 million at December 31, 2021 and $71.7 million at December 31, 2020.  Interest rates on trust preferred securities are tied to the three-month LIBOR with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.  For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

The Company has material off-balance sheet arrangements in the form of loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates.  These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet.  Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.  See Table 17 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 for detailed information and further discussion of these arrangements.  Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 17

COMMITMENTS, MATERIAL CASH REQUIREMENTS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the commitments, material cash requirements, and off-balance sheet arrangements for the Company as of December 31, 2021 and includes principal payments only.  The Company has no capital leases or long-term purchase obligations.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Material Cash Requirements
Federal funds purchased and repurchase agreements	$3,225,838	$3,225,588	$—	$—	$250
Long-term debt obligations	273,213	—	—	—	273,213
Operating lease obligations	72,238	12,398	20,100	16,375	23,365
Time deposits	851,641	734,551	92,044	20,910	4,136
Total	$4,422,930	$3,972,537	$112,144	$37,285	$300,964

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$10,122,617	$4,246,041	$3,906,483	$1,270,424	$699,669
Commitments to extend credit under credit card loans	3,743,165	3,743,165	—	—	—
Commercial letters of credit	2,754	2,754	—	—	—
Standby letters of credit	365,030	264,424	83,809	16,797	—
Forward contracts	9,729	9,729	—	—	—
Spot foreign exchange contracts	2,946	2,946	—	—	—
Total	$14,246,241	$8,269,059	$3,990,292	$1,287,221	$699,669

As of December 31, 2021, the Company’s total liabilities for unrecognized tax benefits were $8.8 million.  The Company cannot reasonably estimate the settlement of these liabilities.  Therefore, these liabilities have been excluded from the table above.  See Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

For further discussion of capital and liquidity, see the “Quantitative and Qualitative Disclosures about Market Risk – Liquidity Risk” in Item 7A of this report.

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

Management believes that the Company’s critical accounting policies and estimates are those relating to the allowance for credit losses.

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

A mathematical calculation of an estimate is made to assist in determining the adequacy and reasonableness of management’s recorded ACL.  To develop the estimate, the Company follows the guidelines in ASC Topic 326, Financial Instruments – Credit Losses.  The estimate reserves for assets held at amortized cost, which include the Company’s loan and held-to-maturity security portfolios.

The estimation process involves the consideration of quantitative and qualitative factors relevant to the specific segmentation of loans.  These factors have been established over decades of financial institution experience and include economic observation and loan loss characteristics.  This process is designed to produce a lifetime estimate of the losses, at a reporting date, that is based on evaluation of historical loss experience, current economic conditions, reasonable and supportable forecasts, and the qualitative framework outlined by the Office of the Comptroller of the Currency in the published 2020 Interagency Policy Statement.  This process allows management to take a holistic view of the recorded ACL reserve and ensure that all significant and pertinent information is considered in its estimate.

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

The ending result of this process is a recorded consolidated ACL that represents management’s best estimate of the total expected losses included in the loan and held-to-maturity security portfolios considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.  While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s control, including the performance of its portfolios, the economy, and changes in interest rates. As such, significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance.  Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on the Company’s Provision for credit losses and ACL reported in its Consolidated Income Statements and Consolidated Balance Sheets, respectively.

For more information on loan portfolio segments, the Company’s ACL methodology, and management’s assumptions in estimating the ACL, refer to the section captioned “Allowance for Credit Losses” within Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

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

Table 18 shows the net interest income percentage increase or decrease over the next twelve- and twenty-four-month periods as of December 31, 2021 and 2020 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 18

MARKET RISK

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	5.9%	1.6%	22.1%	14.1%
200	3.7	0.9	14.9	9.7
100	1.5	0.3	7.3	5.0
Static	—	—	—	—
(100)	(3.0)	(1.9)	(9.7)	(5.7)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	11.2%	4.0%	22.5%	15.9%
200	7.2	2.7	15.2	11.3
100	3.1	1.1	7.5	6.1
Static	—	—	—	—
(100)	(6.2)	(3.4)	(12.2)	(6.3)

The Company is positioned slightly asset sensitive to changes in interest rates in the next year.  Net interest income is predicted to increase in all upward rate ramp and shock scenarios.  In down rate scenarios, income is predicted to decrease in all scenarios. The increase in net interest income in rising rate scenarios is due to the projections of yields on earning assets increasing more than the cost of paying liabilities.  In year two, net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits in a rising rate environment consistent with its history is a key assumption in these scenarios.

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

Table 19

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2021 Earning assets
Loans	$9,246.7	$695.9	$794.0	$10,736.6	$4,383.1	$2,052.4	$17,172.1
Securities	988.7	427.2	845.3	2,261.2	5,650.7	5,872.1	13,784.0
Federal funds sold and resell agreements	1,216.4	—	—	1,216.4	—	—	1,216.4
Other	8,873.8	—	—	8,873.8	—	—	8,873.8
Total earning assets	$20,325.6	$1,123.1	$1,639.3	$23,088.0	$10,033.8	$7,924.5	$41,046.3
% of total earning assets	49.6%	2.7%	4.0%	56.3%	24.4%	19.3%	100.0%
Funding sources
Interest-bearing demand and savings	$3,069.6	$2,302.2	$4,604.4	$9,976.2	$688.1	$7,741.3	$18,405.6
Time deposits	418.9	125.1	190.5	734.5	113.0	4.1	851.6
Federal funds purchased and repurchase agreements	3,238.4	—	—	3,238.4	—	—	3,238.4
Borrowed funds	73.2	—	—	73.2	198.3	—	271.5
Noninterest-bearing sources	7,277.5	328.5	611.9	8,217.9	3,161.2	6,900.1	18,279.2
Total funding sources	$14,077.6	$2,755.8	$5,406.8	$22,240.2	$4,160.6	$14,645.5	$41,046.3
% of total earning assets	34.3%	6.7%	13.2%	54.2%	10.1%	35.7%	100.0%
Interest sensitivity gap	$6,248.0	$(1,632.7)	$(3,767.5)	$847.8	$5,873.2	$(6,721.0)
Cumulative gap	6,248.0	4,615.3	847.8	847.8	6,721.0	—
As a % of total earning assets	15.3%	11.3%	2.1%	2.1%	16.4%	—%
Ratio of earning assets to funding sources	1.44	0.41	0.30	1.04	2.41	0.54
Cumulative ratio of earning assets to funding sources
2021	1.44	1.27	1.04	1.04	1.25	1.00
2020	1.51	1.30	1.03	1.03	1.27	1.00

Table 20

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2021 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Variable Rate
Commercial and industrial	$4,789,479	$101,821	$6,436	$—	$4,897,736
Specialty lending	467,243	—	—	—	467,243
Commercial real estate	2,857,496	138,524	17,269	—	3,013,289
Consumer real estate	326,409	269,314	329,510	—	925,233
Consumer	67,638	143	—	—	67,781
Credit cards	389,119	2,270	—	—	391,389
Leases and other	252,275	1,631	—	—	253,906
Total variable rate loans	9,149,659	513,703	353,215	—	10,016,577

Fixed Rate
Commercial and industrial	620,260	1,490,177	249,891	56	2,360,384
Specialty lending	55,119	—	—	—	55,119
Commercial real estate	702,040	1,804,996	746,559	660	3,254,255
Consumer real estate	188,619	510,996	540,461	156,001	1,396,077
Consumer	17,225	43,416	713	—	61,354
Credit cards	—	—	—	—	—
Leases and other	3,692	19,783	4,907	—	28,382
Total fixed rate loans	1,586,955	3,869,368	1,542,531	156,717	7,155,571
Total loans and loans held for sale	$10,736,614	$4,383,071	$1,895,746	$156,717	$17,172,148

Trading Account

The Bank carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.  This account had a balance of $31.9 million as of December 31, 2021, compared to $35.0 million as of December 31, 2020.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $4.5 million to $92.3 million at December 31, 2021, compared to December 31, 2020.  There was an immaterial amount of interest recognized on nonperforming loans during 2021, 2020, and 2019.

The Company had $4.7 million of other real estate owned as of December 31, 2020.  Loans past due more than 90 days and still accruing interest totaled $2.6 million as of December 31, 2021, compared to $2.0 million as of December 31, 2020.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $7.3 million of restructured loans at December 31, 2021 and $10.8 million at December 31, 2020.  Those loans modified as part of the Company’s response to the COVID-19 pandemic are not considered to be restructured loans and are discussed further below

Table 21

LOAN QUALITY (in thousands)

	December 31,
	2021	2020
Nonaccrual loans	$85,207	$77,764
Restructured loans on nonaccrual	7,093	10,059
Total non-performing loans	92,300	87,823
Other real estate owned	—	4,740
Total non-performing assets	$92,300	$92,563

Loans past due 90 days or more	$2,633	$1,952
Restructured loans accruing	189	706
Allowance for credit losses on loans	194,771	215,973
Ratios
Non-performing loans as a % of loans	0.54%	0.55%
Non-performing assets as a % of loans plus other real estate owned	0.54	0.57
Non-performing assets as a % of total assets	0.22	0.28
Loans past due 90 days or more as a % of loans	0.02	0.01
Allowance for credit losses on loans as a % of loans	1.13	1.34
Allowance for credit losses on loans as a multiple of non-performing loans	2.11x	2.46x

Table 22

SUMMARY OF NET CHARGE-OFFS (in thousands)

	2021			2020
	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding	Net Charge-Offs	Average Loans Outstanding	Net Charge-Offs to Average Loans Outstanding
At December 31:
Commercial and industrial	$7,287	$7,160,288	0.10%	$2,114	$6,724,655	0.03%
Specialty lending	31,758	494,637	6.42	—	486,214	—
Commercial real estate	(362)	6,161,097	(0.01)	11,848	5,553,394	0.21
Consumer real estate	(46)	2,111,948	—	150	1,634,678	0.01
Consumer real estate	2,201	113,377	1.94	300	139,063	0.22
Credit cards	4,044	390,804	1.03	5,708	381,354	1.50
Leases and other	(10)	186,199	(0.01)	5	190,034	—
Total	$44,872	$16,618,350	0.27%	$20,125	$15,109,392	0.13%

Net charge-offs for the year ended December 31, 2021 were $44.9 million, compared to $20.1 million for the year ended December 31, 2020. The increase in net charge-offs during 2021 is primarily due to one credit in the specialty lending portfolio which had a charge-off of $31.9 million during the second quarter of 2021.

COVID-19 Loan Modifications

In response to the COVID-19 pandemic, the Company has taken two primary approaches in assisting its customers by modifying terms of existing loans and loans under the PPP.  The Company has taken a proactive approach to assisting its borrowers through individual evaluation and broad-based programs.  Modifications granted to borrowers have been payment deferrals taking the form of either full payment deferral or interest-only payments.  Based on the circumstances of the borrower, payments have been deferred either 90 days, with the option to extend, or 180 days.  Consistent with the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications granted to borrowers that are related to COVID-19 are not required to be evaluated as TDRs under ASC 310-40. These modified loans are classified as performing and are not considered past due.  Loans are to be placed on nonaccrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  As of December 31, 2021, there were no modified loans on nonaccrual, compared to three modified loans on nonaccrual, totaling $269 thousand as of December 31, 2020.  Any loans modified are segmented separately with specific prepayment and maturity assumptions within the Company’s ACL.  As of December 31, 2021, the Company had 11 COVID-19 related modifications remaining on loans with a total balance of $38 thousand, compared to 136 loans with a total balance of $67.6 million as of December 31, 2020.  Within the Company’s non-credit card loan portfolios, over 1,400 loan modifications were made since the COVID-19 pandemic began.  Of these loan modifications, 100.0% of loans have resumed making principal or interest payments as of December 31, 2021.  There have been no charge-offs on modified loans.  See further discussion of the impacts of COVID-19 on the Company’s consolidated financial statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $12.0 billion of high-quality securities available for sale.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At December 31, 2021, $10.2 billion, or 85.1%, of the securities available-for-sale were pledged or used as collateral, compared to $7.8 billion, or 84.1%, at December 31, 2020.  Of these amounts, securities with a market value of $171.2 million at December 31, 2021 and $371.5 million at December 31, 2020, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at December 31, 2021 was $14.2 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at December 31, 2021.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company has access to borrow up to $1.6 billion through advances at the FHLB of Des Moines but had no outstanding FHLB Des Moines advances as of December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

UMB Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1, 2, and 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.

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

Allowance for credit losses on certain loans evaluated on a collective basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses on loans was $194.8 million as of December 31, 2021, a substantial portion of which related to the allowance for credit losses on loans evaluated on a collective basis for the commercial and industrial, commercial real estate, and consumer credit card loan segments (the collective ACL). The collective ACL includes the measure of expected credit losses on a pool basis for loans where similar risk characteristics exist and is determined using relevant available information from internal and external sources related to historical credit loss experience, current conditions, and reasonable and supportable economic forecasts.  The Company uses probability of default (PD) and loss given default (LGD) models for the commercial and industrial segment, commercial real estate segment, and revolver activity within the consumer credit card segment. For the commercial and industrial segment and revolver portion of the consumer credit card segment, the collective ACL is calculated by modeling PD over future periods multiplied by historical LGD multiplied by contractual exposure at default minus any modeled prepayments and charge offs.  For the commercial real estate segment, the collective ACL is calculated by modeling PD over future periods based on peer bank data. The PD loss rate is then multiplied by historical LGD multiplied by contractual exposure at default minus any modeled prepayments and charge offs.  Primary risk drivers are segment specific and include macro-economic variables, risk ratings of the individual loans within the commercial and industrial and commercial real estate loan segments, and credit score ratings of individual card holders within the consumer credit card segment.  After the reasonable and supportable forecast periods, the Company reverts to historical loss experience for each portfolio using a cliff or straight-line reversion method.  A portion of the collective ACL is comprised of qualitative factors which represent adjustments to historical loss experience including concentrations of credit and results of internal loan review.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD and LGD and historical loss rates and their significant assumptions, including recovery rates, portfolio segmentation, average prepayment rates, the economic forecast scenario, macro-economic variables, the reasonable and supportable forecast periods, lengths of time and methods of reversion, risk ratings on commercial and industrial and commercial real estate loans, and credit score ratings and the estimated life of the credit card receivables on consumer credit card loans, and (2) the qualitative factors and their significant assumptions, including concentrations of credit and results of internal loan review. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD and historical loss rate models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

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

Kansas City, Missouri
February 24, 2022

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Loans	$17,170,871	$16,103,651
Allowance for credit losses on loans	(194,771)	(215,973)
Net loans	16,976,100	15,887,678
Loans held for sale	1,277	6,708
Securities:
Available for sale (amortized cost of $11,822,584 and $8,887,734, respectively)	11,976,514	9,299,688
Held to maturity, net of allowance for credit losses of $1,940 and $2,610, respectively (fair value of $1,442,391 and $1,029,444, respectively)	1,478,476	1,012,004
Trading securities	31,875	35,020
Other securities	327,098	296,053
Total securities	13,813,963	10,642,765
Federal funds sold and securities purchased under agreements to resell	1,216,357	1,650,335
Interest-bearing due from banks	8,841,906	3,110,042
Cash and due from banks	413,821	430,638
Premises and equipment, net	270,933	293,095
Accrued income	131,102	139,892
Goodwill	174,518	180,867
Other intangibles, net	14,416	21,056
Other assets	839,091	764,428
Total assets	$42,693,484	$33,127,504
LIABILITIES
Deposits:
Noninterest-bearing demand	$16,342,642	$9,879,970
Interest-bearing demand and savings	18,405,644	16,295,186
Time deposits under $250,000	403,660	477,748
Time deposits of $250,000 or more	447,981	398,347
Total deposits	35,599,927	27,051,251
Federal funds purchased and repurchase agreements	3,238,435	2,315,497
Long-term debt	271,544	269,595
Accrued expenses and taxes	249,492	319,676
Other liabilities	188,662	154,537
Total liabilities	39,548,060	30,110,556
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,430,805 and 48,006,386 shares outstanding, respectively	55,057	55,057
Capital surplus	1,110,520	1,090,450
Retained earnings	2,176,998	1,891,246
Accumulated other comprehensive income, net	126,314	318,340
Treasury stock, 6,625,925 and 7,050,344 shares, at cost, respectively	(323,465)	(338,145)
Total shareholders' equity	3,145,424	3,016,948
Total liabilities and shareholders' equity	$42,693,484	$33,127,504

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
INTEREST INCOME
Loans	$619,273	$585,957	$637,845
Securities:
Taxable interest	127,625	105,701	106,053
Tax-exempt interest	98,305	99,820	90,064
Total securities income	225,930	205,521	196,117
Federal funds and resell agreements	10,048	11,840	13,843
Interest-bearing due from banks	5,417	3,744	12,882
Trading securities	854	1,427	2,205
Total interest income	861,522	808,489	862,892
INTEREST EXPENSE
Deposits	26,412	58,214	154,192
Federal funds and repurchase agreements	6,934	11,787	32,553
Other	12,655	7,259	5,242
Total interest expense	46,001	77,260	191,987
Net interest income	815,521	731,229	670,905
Provision for credit losses(1)	20,000	130,500	32,850
Net interest income after provision for credit losses	795,521	600,729	638,055
NONINTEREST INCOME
Trust and securities processing	224,126	194,646	176,913
Trading and investment banking	30,939	32,945	23,466
Service charges on deposit accounts	86,056	83,879	82,748
Insurance fees and commissions	1,309	1,369	1,634
Brokerage fees	12,171	24,350	31,261
Bankcard fees	64,576	60,544	66,727
Investment securities gains, net	5,057	120,634	2,245
Other	42,941	41,799	41,776
Total noninterest income	467,175	560,166	426,770
NONINTEREST EXPENSE
Salaries and employee benefits	504,442	495,464	461,445
Occupancy, net	47,345	47,476	47,771
Equipment	78,398	85,719	79,086
Supplies and services	14,986	15,537	18,699
Marketing and business development	18,533	14,679	26,257
Processing fees	67,563	54,213	52,198
Legal and consulting	32,406	29,765	31,504
Bankcard	19,145	18,954	17,750
Amortization of other intangible assets	4,757	6,517	5,506
Regulatory fees	11,894	10,279	11,489
Other	34,167	43,402	27,155
Total noninterest expense	833,636	822,005	778,860
Income before income taxes	429,060	338,890	285,965
Income tax expense	76,042	52,388	42,365
NET INCOME	$353,018	$286,502	$243,600

PER SHARE DATA
Net income – basic	$7.31	$5.95	$4.99
Net income – diluted	7.24	5.93	4.96
Dividends	1.38	1.25	1.21
Weighted average shares outstanding – basic	48,271,462	48,137,791	48,779,263
Weighted average shares outstanding – diluted	48,738,292	48,343,750	49,089,877

(1)	For the year ended December 31, 2019, this line represents the Provision for loan losses. See further discussion of this change in Note 2, “New Accounting Pronouncements.”

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$353,018	$286,502	$243,600
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(244,695)	295,552	253,891
Less: Reclassification adjustment for gains included in net income	(7,817)	(6,980)	(3,218)
Change in unrealized gains and losses on debt securities during the period	(252,512)	288,572	250,673
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	3,106	20,979	(15,318)
Less: Reclassification adjustment for (gains) losses included in net income	(3,352)	(1,905)	1,023
Change in unrealized gains and losses on derivative hedges	(246)	19,074	(14,295)
Other comprehensive (loss) income, before tax	(252,758)	307,646	236,378
Income tax benefit (expense)	60,732	(72,486)	(57,416)
Other comprehensive (loss) income	(192,026)	235,160	178,962
Comprehensive income	$160,992	$521,662	$422,562

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance January 1, 2019	$55,057	$1,054,601	$1,488,421	$(95,782)	$(273,827)	$2,228,470
Total comprehensive income	—	—	243,600	178,962	—	422,562
Dividends ($1.21 per share)	—	—	(59,583)	—	—	(59,583)
Purchase of treasury stock	—	—	—	—	(4,496)	(4,496)
Forfeitures of equity awards, net of issuances	—	3,820	—	—	(3,204)	616
Recognition of equity-based compensation	—	14,234	—	—	—	14,234
Sale of treasury stock	—	344	—	—	487	831
Exercise of stock options	—	765	—	—	3,041	3,806
Balance December 31, 2019	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Cumulative effect adjustments (1)	—	—	(7,039)	—	—	(7,039)
Adjusted balance – January 1, 2020	55,057	1,073,764	1,665,399	83,180	(277,999)	2,599,401
Total comprehensive income	—	—	286,502	235,160	—	521,662
Dividends ($1.25 per share)	—	—	(60,655)	—	—	(60,655)
Purchase of treasury stock	—	616	—	—	(64,382)	(63,766)
Forfeitures of equity awards, net of issuances	—	624	—	—	(16)	608
Recognition of equity-based compensation	—	14,512	—	—	—	14,512
Sale of treasury stock	—	201	—	—	414	615
Exercise of stock options	—	733	—	—	3,838	4,571
Balance December 31, 2020	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	353,018	(192,026)	—	160,992
Dividends ($1.38 per share)	—	—	(67,266)	—	—	(67,266)
Purchase of treasury stock	—	—	—	—	(5,506)	(5,506)
Issuances of equity awards, net of forfeitures	—	(4,605)	—	—	5,299	694
Recognition of equity-based compensation	—	20,514	—	—	—	20,514
Sale of treasury stock	—	316	—	—	283	599
Exercise of stock options	—	3,845	—	—	14,604	18,449
Balance December 31, 2021	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424

(1)	Related to the adoption of ASU No. 2016-13. See Note 2, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$353,018	$286,502	$243,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses(1)	20,000	130,500	32,850
Net amortization of premiums and discounts from acquisition	535	251	215
Depreciation and amortization	55,747	62,803	56,258
Amortization of debt issuance costs	450	131	—
Deferred income tax benefit	(12,724)	(4,836)	(153)
Net (increase) decrease in trading securities and other earning assets	(10,329)	10,598	15,393
Gains on investment securities, net	(5,057)	(120,634)	(2,245)
Gains on sales of assets	(2,666)	(797)	(374)
Amortization of securities premiums, net of discount accretion	53,467	44,302	33,441
Originations of loans held for sale	(137,337)	(128,123)	(216,334)
Gains on sales of loans held for sale, net	(5,128)	(3,964)	(1,370)
Proceeds from sales of loans held for sale	147,896	133,182	213,093
Equity based compensation	21,208	15,120	14,850
Net tax benefit related to equity compensation plans	2,597	345	766
Changes in:
Accrued income	4,587	(15,384)	(14,340)
Accrued expenses and taxes	(51,740)	91,693	76,846
Other assets and liabilities, net	99,558	(128,091)	(112,563)
Net cash provided by operating activities	534,082	373,598	339,933
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	198,783	193,629	208,009
Purchases	(664,661)	(92,141)	(156,143)
Securities available for sale:
Sales	372,644	315,890	411,981
Maturities, calls and principal repayments	1,743,809	2,455,185	1,251,051
Purchases	(5,080,172)	(4,373,394)	(2,346,927)
Equity securities with readily determinable fair values:
Sales	79,013	—	—
Maturities, calls and principal repayments	—	50,047	3,487
Purchases	(6,376)	(75,177)	—
Equity securities without readily determinable fair values:
Sales	14	—	—
Maturities, calls and principal repayments	2,514	16,735	1,979
Purchases	(77,709)	(9,145)	(24,075)
Payment of low-income housing tax credit (LIHTC) investment commitments	(15,410)	(42,995)	(4,826)
Net increase in loans	(1,117,707)	(2,693,761)	(1,284,818)
Net decrease (increase) in fed funds sold and resell agreements	433,978	(71,990)	(951,344)
Net cash activity from acquisitions and divestitures	18,431	24	(18,498)
Net decrease (increase) in interest-bearing balances due from other financial institutions	7,146	(13,835)	(10,447)
Purchases of bank premises and equipment	(33,687)	(60,216)	(72,313)
Proceeds from sales of bank premises and equipment	3,900	8,568	5,536
Purchases of bank-owned and company-owned life insurance	(100,000)	(100,000)	—
Proceeds from bank-owned and company-owned life insurance death benefit	—	1,489	2,187
Net cash used in investing activities	(4,235,490)	(4,491,087)	(2,985,161)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	8,573,130	5,798,276	2,242,368
Net (decrease) increase in time deposits	(24,454)	(350,269)	79,616
Net increase in fed funds purchased and repurchase agreements	922,938	418,989	377,588
Proceeds from short-term debt	—	15,000	—
Repayment of short-term debt	—	(15,000)	—
Proceeds from long-term debt	—	200,000	—
Payment of debt issuance costs	—	(2,250)	—
Cash dividends paid	(66,750)	(60,281)	(59,436)
Proceeds from exercise of stock options and sales of treasury shares	19,048	5,186	4,637
Purchases of treasury stock	(5,506)	(63,766)	(4,496)
Net cash provided by financing activities	9,418,406	5,945,885	2,640,277
Increase (decrease) in cash and cash equivalents	5,716,998	1,828,396	(4,951)
Cash and cash equivalents at beginning of year	3,497,566	1,669,170	1,674,121
Cash and cash equivalents at end of year	$9,214,564	$3,497,566	$1,669,170

Supplemental disclosures:
Income tax payments	$92,584	$34,068	$2,245
Total interest payments	47,106	84,105	189,582
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$30,182	$59,072	$18,602
Commitment to fund low-income housing tax credit investments	30,182	59,072	18,602

(1)	For the year ended December 31, 2019, this line represents the Provision for loan losses. See further discussion of this change in Note 2, “New Accounting Pronouncements.”

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

Consolidation

The Company and its wholly owned subsidiaries are included in the Consolidated Financial Statements (references hereinafter to the Company in these Notes to Consolidated Financial Statements include wholly owned subsidiaries).  Intercompany accounts and transactions have been eliminated in consolidation.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Due from the FRB	$8,800,743	$3,066,928
Cash and due from banks	413,821	430,638
Cash and cash equivalents at end of year	$9,214,564	$3,497,566

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $41.2 million and $43.1 million at December 31, 2021 and 2020, respectively.

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

Loans, including those that are considered to be collateral dependent or a troubled debt restructuring, are evaluated regularly by management.  Loans are considered delinquent when payment has not been received within 30 days of its contractual due date.  Loans are placed on nonaccrual status when the collection of interest or principal is 90 days or more past due unless the loan is adequately secured and in the process of collection.  When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Interest payments received on nonaccrual loans are applied to principal unless the remaining principal balance has been determined to be fully collectible.

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

The Company maintains an allowance for off-balance sheet credit exposures, to address the credit risk to which the Company is exposed via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for off-balance sheet credit exposure is included in the Accrued expenses and taxes line item in the Consolidated Balance Sheets.  In order to maintain the allowance for off-balance sheet items at an appropriate level, a provision to increase or reduce the allowance is included in the Provision for credit losses line item in the Company’s Consolidated Statements of Income.  The allowance for off-balance sheet credit exposure is calculated by applying portfolio segment expected credit loss rates to the expected amount to be funded.

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

Securities

Debt securities available for sale principally include U.S. Treasury and Agency securities, GSE mortgage-backed securities, certain securities of state and political subdivisions, corporates, and collateralized loan obligations.  Debt securities classified as available for sale are measured at fair value.  Unrealized holding gains and losses are excluded from earnings and reported in Accumulated other comprehensive income (AOCI) until realized.

Securities held to maturity are carried at amortized historical cost, net of the allowance for credit losses, based on management’s intention, and the Company’s ability to hold them to maturity.  The Company classifies certain mortgage-backed securities and securities of state and political subdivisions as held to maturity.

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

No goodwill impairments were recognized in 2021, 2020, or 2019.  Other intangible assets, which relate to core deposits, non-compete agreements, and customer relationships, are amortized over their useful life. Intangible assets are evaluated for impairment when events or circumstances dictate.   No intangible asset impairments were recognized in 2021, 2020, or 2019.  The Company does not have any indefinite lived intangible assets.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight-line method.  Premises are depreciated over 15 to 40 year lives, while equipment is depreciated over lives of 3 to 20 years.  Gains and losses from the sale of Premises and equipment are included in Other noninterest income and Other noninterest expense, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value.  If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value.  No impairments were recognized in 2021, 2020, or 2019.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are measured based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the periods in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The provision for deferred income taxes represents the change in the deferred income tax accounts during the year excluding the tax effect of the change in net unrealized gain (loss) on securities available for sale and certain derivative items.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense.  Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets.  For the year ended December 31, 2021, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

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

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted year-to-date income per share includes the dilutive effect of 466,830, 205,959, and 310,614 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units, granted by the Company that were outstanding at December 31, 2021, 2020, and 2019, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefit plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the year ended December 31, 2021, there were no outstanding stock options, restricted stock and restricted stock units excluded from the computation of diluted income per share.  Outstanding options, restricted stock and restricted stock units of 198,671, and 114,130 for the years ended December 31, 2020 and 2019, respectively, were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

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

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company adopted the CECL methodology for measuring credit losses as of January 1, 2020 using a modified retrospective approach for adoption.  All disclosures as of and for the years ended December 31, 2021 and 2020 are presented in accordance with ASC 326, Financial Instruments – Credit Losses, while prior period amounts continue to be presented in accordance with previously applicable GAAP.

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,827	$896	$82,845	$86,568	$7,171,552	$7,258,120
Specialty lending	—	—	—	—	522,362	522,362
Commercial real estate	962	—	4,688	5,650	6,261,894	6,267,544
Consumer real estate	246	489	4,210	4,945	2,315,088	2,320,033
Consumer	105	2	75	182	128,953	129,135
Credit cards	2,369	1,246	457	4,072	387,317	391,389
Leases and other	—	—	25	25	282,263	282,288
Total loans	$6,509	$2,633	$92,300	$101,442	$17,069,429	$17,170,871

	December 31, 2020
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$4,652	$319	$33,769	$38,740	$7,023,334	$7,062,074
Specialty lending	—	—	19,437	19,437	491,863	511,300
Commercial real estate	2,351	225	28,386	30,962	5,877,972	5,908,934
Consumer real estate	524	—	5,345	5,869	1,939,625	1,945,494
Consumer	281	120	88	489	117,497	117,986
Credit cards	2,061	1,288	798	4,147	362,821	366,968
Leases and other	—	—	—	—	190,895	190,895
Total loans	$9,869	$1,952	$87,823	$99,644	$16,004,007	$16,103,651

The Company sold consumer real estate loans with proceeds of $147.9 million, $133.2 million, and $213.1 million in the secondary market without recourse during the periods ended December 31, 2021, 2020, and 2019, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $92.3 million and $87.8 million at December 31, 2021 and 2020, respectively.  Restructured loans totaled $7.3 million and $10.8 million at December 31, 2021 and 2020, respectively.  Loans 90 days past due and still accruing interest amounted to $2.6 million and $2.0 million at December 31, 2021 and 2020, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2021 and 2020.  Nonaccrual loans with no related allowance for credit losses totaled $85.9 million and $42.1 million at December 31, 2021 and 2020, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$82,845	$76,493
Specialty lending	—	—
Commercial real estate	4,688	4,688
Consumer real estate	4,210	4,210
Consumer	75	75
Credit cards	457	457
Leases and other	25	25
Total loans	$92,300	$85,948

	December 31, 2020
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$33,769	$9,916
Specialty lending	19,437	242
Commercial real estate	28,386	25,733
Consumer real estate	5,345	5,345
Consumer	88	88
Credit cards	798	798
Leases and other	—	—
Total loans	$87,823	$42,122

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture	12,077	5,884	3,308	640	344	1,143	130,946	—	154,342
Overdrafts	—	—	—	—	—	—	18,587	—	18,587
Total Commercial and industrial	2,412,187	951,267	359,656	151,532	115,915	133,043	3,134,273	247	7,258,120
Specialty lending:
Asset-based lending	34,552	49,373	—	—	—	—	331,282	—	415,207
Factoring	—	—	—	—	—	—	107,155	—	107,155
Total Specialty lending	34,552	49,373	—	—	—	—	438,437	—	522,362
Commercial real estate:
Owner-occupied	680,135	519,448	226,631	177,576	91,539	159,482	11,727	—	1,866,538
Non-owner-occupied	1,058,025	689,167	591,886	162,491	135,100	258,541	10,969	—	2,906,179
Farmland	61,505	273,624	34,145	16,969	19,929	34,858	38,239	999	480,268
5+ Multi-family	58,268	95,024	41,426	1,206	511	6,820	2,057	—	205,312
1-4 Family construction	53,004	4,933	17,333	—	—	—	985	—	76,255
General construction	439,973	160,553	64,283	38,505	203	256	29,219	—	732,992
Total Commercial real estate	2,350,910	1,742,749	975,704	396,747	247,282	459,957	93,196	999	6,267,544
Consumer real estate:
HELOC	248	547	327	574	646	6,363	320,410	2,523	331,638
First lien: 1-4 family	830,513	712,264	200,167	58,734	61,641	102,997	19	—	1,966,335
Junior lien: 1-4 family	9,114	6,299	3,361	1,150	820	1,299	17	—	22,060
Total Consumer real estate	839,875	719,110	203,855	60,458	63,107	110,659	320,446	2,523	2,320,033
Consumer:
Revolving line	974	—	—	—	—	—	60,049	120	61,143
Auto	9,886	7,775	5,462	1,107	479	220	—	—	24,929
Other	31,391	2,041	1,949	1,543	2,542	708	2,889	—	43,063
Total Consumer	42,251	9,816	7,411	2,650	3,021	928	62,938	120	129,135
Credit cards:
Consumer	—	—	—	—	—	—	180,296	—	180,296
Commercial	—	—	—	—	—	—	211,093	—	211,093
Total Credit cards	—	—	—	—	—	—	391,389	—	391,389
Leases and other:
Leases	—	—	814	—	739	614	—	—	2,167
Other	99,952	44,113	58,164	22,344	5,631	779	49,138	—	280,121
Total Leases and other	99,952	44,113	58,978	22,344	6,370	1,393	49,138	—	282,288
Total loans	$5,779,727	$3,516,428	$1,605,604	$633,731	$435,695	$705,980	$4,489,817	$3,889	$17,170,871

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture	8,886	6,495	1,976	3,651	2,164	416	137,955	38	161,581
Overdrafts	—	—	—	—	—	—	16,325	—	16,325
Total Commercial and industrial	3,194,475	690,983	473,926	188,818	180,740	70,015	2,263,079	38	7,062,074
Specialty lending:
Asset-based lending	64,258	—	—	—	—	—	291,091	—	355,349
Factoring	—	—	—	—	—	—	155,951	—	155,951
Total Specialty lending	64,258	—	—	—	—	—	447,042	—	511,300
Commercial real estate:
Owner-occupied	579,212	334,098	233,192	170,913	120,603	176,377	18,880	51,910	1,685,185
Non-owner-occupied	846,030	630,457	230,549	169,193	333,215	115,753	49,384	97,954	2,472,535
Farmland	297,788	37,288	31,454	37,485	28,925	29,480	40,043	—	502,463
5+ Multi-family	190,922	80,293	2,835	32,498	39,802	6,298	2,418	94,789	449,855
1-4 Family construction	144	—	—	—	—	—	30,131	—	30,275
General construction	20,452	3,082	1,215	514	358	2,738	733,952	6,310	768,621
Total Commercial real estate	1,934,548	1,085,218	499,245	410,603	522,903	330,646	874,808	250,963	5,908,934
Consumer real estate:
HELOC	82,410	11,236	4,263	241	63	2,561	294,390	5	395,169
First lien: 1-4 family	896,676	304,017	83,429	87,927	78,458	75,408	2,579	—	1,528,494
Junior lien: 1-4 family	9,142	6,383	2,360	1,247	948	1,470	281	—	21,831
Total Consumer real estate	988,228	321,636	90,052	89,415	79,469	79,439	297,250	5	1,945,494
Consumer:
Revolving line	—	—	—	—	—	—	65,215	—	65,215
Auto	12,470	9,846	2,960	1,645	680	348	—	—	27,949
Other	5,017	3,200	2,131	216	1,005	172	13,081	—	24,822
Total Consumer	17,487	13,046	5,091	1,861	1,685	520	78,296	—	117,986
Credit cards:
Consumer	—	—	—	—	—	—	188,681	—	188,681
Commercial	—	—	—	—	—	—	178,287	—	178,287
Total Credit cards	—	—	—	—	—	—	366,968	—	366,968
Leases and other:
Leases	—	915	—	787	—	711	—	—	2,413
Other	33,626	10,758	7,659	2,611	1,323	646	131,859	—	188,482
Total Leases and other	33,626	11,673	7,659	3,398	1,323	1,357	131,859	—	190,895
Total loans	$6,232,622	$2,122,556	$1,075,973	$694,095	$786,120	$481,977	$4,459,302	$251,006	$16,103,651

Accrued interest on loans totaled $45.2 million and $58.8 million as of December 31, 2021 and 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

Commercial and industrial

A discussion of the credit quality indicators that impact each type of collateral securing Commercial and industrial loans is included below:

Equipment, accounts receivable, and inventory General commercial and industrial loans are secured by working capital assets and non-real estate assets.  The general purpose of these loans is for financing capital expenditures and current operations for commercial and industrial entities.  These assets are short-term in nature.  In the case of accounts receivable and inventories, the repayment of debt is reliant upon converting assets into cash or through goods and services being sold and collected.  Collateral based risk is due to aged short-term assets, which can be indicative of underlying issues with the borrower and lead to the value of the collateral being overstated.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,299,784	$874,786	$325,630	$141,667	$106,141	$130,153	$2,750,764	$247	$6,629,172
Watch – Pass	68,322	34,324	25,572	5,056	1,794	698	106,177	—	241,943
Special Mention	5,886	—	2,600	592	1,742	997	41,209	—	53,026
Substandard	25,466	3,023	2,546	3,577	1,202	52	45,053	—	80,919
Doubtful	652	33,250	—	—	4,692	—	41,537	—	80,131
Total Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture
Non-watch list – Pass	$11,512	$5,394	$2,608	$212	$344	$1,143	$100,630	$—	$121,843
Watch – Pass	500	222	328	428	—	—	6,532	—	8,010
Special Mention	—	—	372	—	—	—	1,361	—	1,733
Substandard	65	268	—	—	—	—	22,423	—	22,756
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$12,077	$5,884	$3,308	$640	$344	$1,143	$130,946	$—	$154,342

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,975,305	$664,016	$439,460	$171,409	$165,321	$67,442	$1,948,261	$—	$6,431,214
Watch – Pass	89,746	10,400	9,309	5,126	11,044	1,592	70,768	—	197,985
Special Mention	53,334	9,788	15,524	1,898	2,158	—	8,485	—	91,187
Substandard	67,118	231	7,657	1,369	53	565	81,246	—	158,239
Doubtful	86	53	—	5,365	—	—	39	—	5,543
Total Equipment/Accounts Receivable/Inventory	$3,185,589	$684,488	$471,950	$185,167	$178,576	$69,599	$2,108,799	$—	$6,884,168
Agriculture
Non-watch list – Pass	$7,880	$3,924	$1,389	$1,379	$1,759	$404	$92,917	$38	$109,690
Watch – Pass	179	2,571	188	102	345	—	17,956	—	21,341
Special Mention	303	—	399	22	—	12	6,674	—	7,410
Substandard	524	—	—	2,148	60	—	20,408	—	23,140
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$8,886	$6,495	$1,976	$3,651	$2,164	$416	$137,955	$38	$161,581

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

Factoring General factoring loans are secured by accounts receivable.  The purpose of these loans is for financing current operations for trucking or other commercial customers.  The repayment of debt is reliant upon collection of the accounts receivable within 30 to 90 days.  The Company tracks each individual borrower’s credit risk based on their loan to collateral position.  To assess credit risk, the portfolio is separated into two tiers and a specifically impaired category.  Tier 1 are loans that have not experienced collateral coverage rates falling below an internally tracked threshold at any time during their relationship history.  The internal threshold is lower than each customers’ actual contractual collateral coverage ratio.  Tier 2 are loans that have experienced collateral coverage rates falling below the same internally tracked threshold during their relationship history.  Loans individually evaluated are loans that have either experienced collateral coverage rates falling below an internally tracked threshold during their relationship history or have balances that are greater than an internally tracked threshold.  Individually evaluated loans utilize a practical expedient for the purpose of determining the expected credit loss.  Collateral dependent assets are loans placed on non-accrual and loans considered to be TDRs.  The combination of these categories has created an associated allowance to this portfolio of $1.0 million and $0.6 million as of December 31, 2021 and 2020, respectively.

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of December 31, 2021 and 2020 (in thousands):

	Asset-based lending
Risk	December 31, 2021	December 31, 2020
In-margin	$409,844	$331,360
Out-of-margin	5,363	23,989
Total	$415,207	$355,349

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of December 31, 2021 and 2020 (in thousands):

	Factoring
Risk	December 31, 2021	December 31, 2020
Tier 1	$9,433	$10,774
Tier 2	65,149	135,861
Evaluated for impairment	32,573	7,755
Collateral dependent assets	—	1,561
Total	$107,155	$155,951

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Owner-occupied
Non-watch list – Pass	$679,662	$507,220	$208,376	$174,352	$89,588	$154,920	$11,627	$—	$1,825,745
Watch – Pass	191	10,891	16,493	1,055	1,143	1,572	—	—	31,345
Special Mention	93	1,304	—	—	—	—	—	—	1,397
Substandard	189	33	1,762	2,169	808	2,990	100	—	8,051
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$680,135	$519,448	$226,631	$177,576	$91,539	$159,482	$11,727	$—	$1,866,538
Non-owner-occupied
Non-watch list – Pass	$976,097	$679,313	$536,084	$143,243	$129,820	$219,701	$10,969	$—	$2,695,227
Watch – Pass	57,052	1,277	55,802	19,248	5,280	2,587	—	—	141,246
Special Mention	24,876	8,577	—	—	—	36,223	—	—	69,676
Substandard	—	—	—	—	—	30	—	—	30
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$1,058,025	$689,167	$591,886	$162,491	$135,100	$258,541	$10,969	$—	$2,906,179
Farmland
Non-watch list – Pass	$40,526	$246,955	$26,332	$2,147	$19,199	$29,136	$28,276	$—	$392,571
Watch – Pass	2,263	10,177	—	823	213	4,889	—	—	18,365
Special Mention	3,800	—	6,875	13,983	517	—	8,999	—	34,174
Substandard	14,916	16,492	938	16	—	833	964	999	35,158
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$61,505	$273,624	$34,145	$16,969	$19,929	$34,858	$38,239	$999	$480,268
5+ Multi-family
Non-watch list – Pass	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
1-4 Family construction
Non-watch list – Pass	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
General construction
Non-watch list – Pass	$436,696	$160,553	$62,675	$38,505	$203	$239	$29,219	$—	$728,090
Watch – Pass	3,277	—	—	—	—	—	—	—	3,277
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,522	—	—	17	—	—	1,539
Doubtful	—	—	86	—	—	—	—	—	86
Total General construction	$439,973	$160,553	$64,283	$38,505	$203	$256	$29,219	$—	$732,992

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Owner-occupied
Non-watch list – Pass	$568,636	$327,579	$227,581	$141,758	$118,593	$163,292	$15,052	$51,910	$1,614,401
Watch – Pass	1,712	6,413	4,761	1,194	—	8,581	—	—	22,661
Special Mention	1,424	—	—	—	1,588	—	—	—	3,012
Substandard	7,440	106	850	27,961	422	4,504	3,828	—	45,111
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$579,212	$334,098	$233,192	$170,913	$120,603	$176,377	$18,880	$51,910	$1,685,185
Non-owner-occupied
Non-watch list – Pass	$802,078	$525,246	$205,484	$156,290	$294,979	$101,616	$49,384	$81,499	$2,216,576
Watch – Pass	43,769	45,748	25,065	12,903	1,936	7,701	—	16,455	153,577
Special Mention	183	32,953	—	—	36,300	5,100	—	—	74,536
Substandard	—	26,510	—	—	—	1,336	—	—	27,846
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$846,030	$630,457	$230,549	$169,193	$333,215	$115,753	$49,384	$97,954	$2,472,535
Farmland
Non-watch list – Pass	$237,124	$27,815	$15,907	$26,071	$13,376	$8,924	$19,074	$—	$348,291
Watch – Pass	20,992	9,221	13,404	5,133	6,301	19,835	17,699	—	92,585
Special Mention	—	—	630	1,854	4,901	40	861	—	8,286
Substandard	39,672	252	1,513	4,427	4,347	681	2,409	—	53,301
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$297,788	$37,288	$31,454	$37,485	$28,925	$29,480	$40,043	$—	$502,463
5+ Multi-family
Non-watch list – Pass	$190,922	$77,846	$2,835	$31,173	$39,802	$6,298	$2,418	$94,789	$446,083
Watch – Pass	—	—	—	1,325	—	—	—	—	1,325
Special Mention	—	2,447	—	—	—	—	—	—	2,447
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$190,922	$80,293	$2,835	$32,498	$39,802	$6,298	$2,418	$94,789	$449,855
1-4 Family construction
Non-watch list – Pass	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$144	$—	$—	$—	$—	$—	$30,131	$—	$30,275
General construction
Non-watch list – Pass	$20,452	$2,996	$1,215	$514	$358	$2,738	$730,616	$6,310	$765,199
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3,336	—	3,336
Doubtful	—	86	—	—	—	—	—	—	86
Total General construction	$20,452	$3,082	$1,215	$514	$358	$2,738	$733,952	$6,310	$768,621

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
HELOC
Performing	$248	$531	$188	$165	$381	$4,956	$320,241	$2,440	$329,150
Non-performing	—	16	139	409	265	1,407	169	83	2,488
Total HELOC	$248	$547	$327	$574	$646	$6,363	$320,410	$2,523	$331,638
First lien: 1-4 family
Performing	$830,513	$712,194	$199,949	$58,585	$61,233	$102,194	$19	$—	$1,964,687
Non-performing	—	70	218	149	408	803	—	—	1,648
Total First lien: 1-4 family	$830,513	$712,264	$200,167	$58,734	$61,641	$102,997	$19	$—	$1,966,335
Junior lien: 1-4 family
Performing	$9,114	$6,299	$3,361	$1,143	$800	$1,251	$17	$—	$21,985
Non-performing	—	—	—	7	20	48	—	—	75
Total Junior lien: 1-4 family	$9,114	$6,299	$3,361	$1,150	$820	$1,299	$17	$—	$22,060

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
HELOC
Performing	$82,410	$11,209	$4,213	$241	$63	$2,518	$291,340	$5	$391,999
Non-performing	—	27	50	—	—	43	3,050	—	3,170
Total HELOC	$82,410	$11,236	$4,263	$241	$63	$2,561	$294,390	$5	$395,169
First lien: 1-4 family
Performing	$896,676	$303,810	$83,429	$87,637	$77,466	$74,849	$2,579	$—	$1,526,446
Non-performing	—	207	—	290	992	559	—	—	2,048
Total First lien: 1-4 family	$896,676	$304,017	$83,429	$87,927	$78,458	$75,408	$2,579	$—	$1,528,494
Junior lien: 1-4 family
Performing	$9,142	$6,374	$2,317	$1,225	$908	$1,456	$281	$—	$21,703
Non-performing	—	9	43	22	40	14	—	—	128
Total Junior lien: 1-4 family	$9,142	$6,383	$2,360	$1,247	$948	$1,470	$281	$—	$21,831

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Revolving line
Performing	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Auto
Performing	$9,886	$7,775	$5,424	$1,107	$479	$220	$—	$—	$24,891
Non-performing	—	—	38	—	—	—	—	—	38
Total Auto	$9,886	$7,775	$5,462	$1,107	$479	$220	$—	$—	$24,929
Other
Performing	$31,391	$2,025	$1,949	$1,525	$2,542	$704	$2,889	$—	$43,025
Non-performing	—	16	—	18	—	4	—	—	38
Total Other	$31,391	$2,041	$1,949	$1,543	$2,542	$708	$2,889	$—	$43,063

	December 31, 2020
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2020	2019	2018	2017	2016	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$65,215	$—	$65,215
Auto
Performing	$12,465	$9,784	$2,960	$1,645	$680	$347	$—	$—	$27,881
Non-performing	5	62	—	—	—	1	—	—	68
Total Auto	$12,470	$9,846	$2,960	$1,645	$680	$348	$—	$—	$27,949
Other
Performing	$5,000	$3,200	$2,131	$214	$1,005	$172	$13,081	$—	$24,803
Non-performing	17	—	—	2	—	—	—	—	19
Total Other	$5,017	$3,200	$2,131	$216	$1,005	$172	$13,081	$—	$24,822

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of December 31, 2021 and 2020 (in thousands):

	Consumer
Risk	December 31, 2021	December 31, 2020
Transactor accounts	$57,777	$51,017
Revolver accounts (by FICO score):
Less than 600	6,065	7,230
600-619	2,416	2,950
620-639	4,158	5,493
640-659	7,854	9,497
660-679	13,185	15,541
680-699	15,365	19,345
700-719	16,308	18,048
720-739	14,753	16,288
740-759	12,734	13,944
760-779	8,879	9,493
780-799	7,048	7,088
800-819	5,787	5,513
820-839	5,026	4,570
840+	2,941	2,664
Total	$180,296	$188,681

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of December 31, 2021 and 2020 (in thousands):

	Commercial
Risk	December 31, 2021	December 31, 2020
Current	$200,402	$170,412
Past Due	10,691	7,875
Total	$211,093	$178,287

Leases and other

A discussion of the credit quality indicators that impact each type of collateral securing Leases and other loans is included below:

Leases Leases are either loans to individuals for household, family and other personal expenditures or are loans related to all other direct financing and leveraged leases on property for leasing to lessees other than for household, family, and other personal expenditure purposes.  All leases are secured by the lease between the lessor and the lessee. These assignments grant the creditor a security interest in the rent stream from any lease, an important source of cash to pay the note in case of the borrower’s default.

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2021 and 2020 (in thousands):

	Leases		Other
Risk	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Non-watch list – Pass	$2,167	$2,413	$279,401	$187,924
Watch – Pass	—	—	695	350
Special Mention	—	—	—	—
Substandard	—	—	25	208
Doubtful	—	—	—	—
Total	$2,167	$2,413	$280,121	$188,482

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

The following tables provide a rollforward of the allowance for credit losses by portfolio segment for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(13,981)	(31,945)	(1,198)	(96)	(2,424)	(6,011)	(8)	(55,663)	—	(55,663)
Recoveries	6,694	187	1,560	142	223	1,967	18	10,791	—	10,791
Provision	8,319	28,277	(6,028)	(2,711)	1,566	(5,667)	(86)	23,670	(670)	23,000
Ending balance - ACL	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(2,120)	(127)	33	(39)	(381)	—	(399)	(3,033)	33	(3,000)
Ending balance - ACL on off-balance sheet	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588

	Year Ended December 31, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Adjusted beginning balance	66,990	2,693	16,877	2,775	574	16,653	1,136	107,698	3,120	110,818
Charge-offs	(8,587)	—	(11,939)	(219)	(607)	(7,326)	(11)	(28,689)	—	(28,689)
Recoveries	6,473	—	91	69	307	1,618	6	8,564	—	8,564
Provision	57,824	2,526	56,902	3,961	1,206	4,841	1,140	128,400	(510)	127,890
Ending balance - ACL	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	1,596	234	190	43	359	—	203	2,625	(15)	2,610
Ending balance - ACL on off-balance sheet	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588

The primary drivers for the decrease in the Company’s ACL as of December 31, 2021 include the impact of the current and forecasted economic environment, including improving conditions related to the COVID-19 pandemic, partially offset by the growth in the loan portfolio.

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

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$82,845	$2,421	$76,493
Agriculture	—	—	—
Total Commercial and industrial	82,845	2,421	76,493
Specialty lending:
Asset-based lending	—	—	—
Factoring	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,764	—	2,764
Non-owner-occupied	—	—	—
Farmland	487	—	487
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	1,626	—	1,626
Total Commercial real estate	4,877	—	4,877
Consumer real estate:
HELOC	2,488	—	2,488
First lien: 1-4 family	1,647	—	1,647
Junior lien: 1-4 family	75	—	75
Total Consumer real estate	4,210	—	4,210
Consumer:
Revolving line	—	—	—
Auto	38	—	38
Other	37	—	37
Total Consumer	75	—	75
Leases and other:
Leases	—	—	—
Other	25	—	25
Total Leases and other	25	—	25
Total loans	$92,032	$2,421	$85,680

	December 31, 2020
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$29,684	$4,828	$5,830
Agriculture	4,086	—	4,086
Total Commercial and industrial	33,770	4,828	9,916
Specialty lending:
Asset-based lending	17,875	4,490	242
Factoring	1,561	173	—
Total Specialty lending	19,436	4,663	242
Commercial real estate:
Owner-occupied	16,539	—	16,539
Non-owner-occupied	—	—	—
Farmland	8,625	—	8,625
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	3,423	582	770
Total Commercial real estate	28,587	582	25,934
Consumer real estate:
HELOC	3,170	—	3,170
First lien: 1-4 family	2,468	54	2,047
Junior lien: 1-4 family	212	—	212
Total Consumer real estate	5,850	54	5,429
Consumer:
Revolving line	—	—	—
Auto	69	—	69
Other	19	—	19
Total Consumer	88	—	88
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$87,731	$10,127	$41,609

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of December 31, 2021 and 2020.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the year ended December 31, 2021, the Company has no new TDRs.  For the year ended December 31, 2020, the Company added one consumer real estate TDR with a pre- and post-modification loan balance of $441 thousand.  For the years ended December 31, 2021 and 2020, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2021 and 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2021	Cost	Gains	Losses	Value
U.S. Treasury	$69,551	$374	$(751)	$69,174
U.S. Agencies	121,681	3,252	(1)	124,932
Mortgage-backed	7,967,537	93,390	(95,872)	7,965,055
State and political subdivisions	3,270,160	161,674	(9,146)	3,422,688
Corporates	316,840	2,504	(1,498)	317,846
Collateralized loan obligations	76,815	4	—	76,819
Total	$11,822,584	$261,198	$(107,268)	$11,976,514

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2020	Cost	Gains	Losses	Value
U.S. Treasury	$29,911	$829	$—	$30,740
U.S. Agencies	89,554	6,395	—	95,949
Mortgage-backed	5,266,394	202,944	(1,157)	5,468,181
State and political subdivisions	3,424,309	199,848	(538)	3,623,619
Corporates	77,566	3,649	(16)	81,199
Total	$8,887,734	$413,665	$(1,711)	$9,299,688

The following table presents contractual maturity information for securities available for sale at December 31, 2021 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$167,515	$168,443
Due after 1 year through 5 years	748,552	759,638
Due after 5 years through 10 years	815,408	839,508
Due after 10 years	2,123,572	2,243,870
Total	3,855,047	4,011,459
Mortgage-backed securities	7,967,537	7,965,055
Total securities available for sale	$11,822,584	$11,976,514

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sales of securities available for sale were $372.6 million, $315.9 million, and $412.0 million for 2021, 2020, and 2019, respectively.  Securities transactions resulted in gross realized gains of $7.8 million for 2021, $7.3 million for 2020, and $4.6 million for 2019.  The gross realized losses were $2 thousand for 2021, $274 thousand for 2020, and $1.4 million for 2019.

Securities available for sale with a fair value of $10.2 billion and $7.8 billion at December 31, 2021 and December 31, 2020, respectively, were pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements.  Of these amounts, securities with a fair value of $171.2 million at December 31, 2021 and $371.5 million at December 31, 2020 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $45.8 million and $42.6 million as of December 31, 2021 and 2020, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020 (in thousands):

	Less than 12 months			12 months or more			Total
2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	4	$58,867	$(751)	—	$—	$—	4	$58,867	$(751)
U.S. Agencies	1	11,149	(1)	—	—	—	1	11,149	(1)
Mortgage-backed	344	5,404,968	(87,301)	13	233,295	(8,571)	357	5,638,263	(95,872)
State and political subdivisions	357	329,042	(6,969)	31	44,939	(2,177)	388	373,981	(9,146)
Corporates	152	193,899	(1,498)	—	—	—	152	193,899	(1,498)
Collateralized loan obligations	—	—	—	—	—	—	—	—	—
Total	858	$5,997,925	$(96,520)	44	$278,234	$(10,748)	902	$6,276,159	$(107,268)

	Less than 12 months			12 months or more			Total
2020	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	16	174,234	(1,157)	—	—	—	16	174,234	(1,157)
State and political subdivisions	24	55,653	(279)	6	2,833	(259)	30	58,486	(538)
Corporates	4	5,335	(16)	—	—	—	4	5,335	(16)
Total	44	$235,222	$(1,452)	6	$2,833	$(259)	50	$238,055	$(1,711)

The unrealized losses in the Company’s investments were caused by changes in interest rates, and not from a decline in credit of the underlying issuers.  The U.S. Treasury, U.S. Agency, and GSE mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.

For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  For the State and political, Corporates, and Collateralized loan obligations portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis.  The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends.

As of both December 31, 2021 and 2020, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at December 31, 2021 and 2020, respectively (in thousands):

2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
State and political subdivisions	$1,084,282	$3,346	$(38,954)	$1,048,674	$(1,940)	$1,082,342
Mortgage-backed	396,134	14	(2,431)	393,717	—	396,134
Total	$1,480,416	$3,360	$(41,385)	$1,442,391	$(1,940)	$1,478,476

2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
State and political subdivisions	$1,014,614	$29,723	$(14,893)	$1,029,444	$(2,610)	$1,012,004
Total	$1,014,614	$29,723	$(14,893)	$1,029,444	$(2,610)	$1,012,004

The following table presents contractual maturity information for securities held to maturity at December 31, 2021 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$17,440	$17,797
Due after 1 year through 5 years	158,005	156,927
Due after 5 years through 10 years	489,816	481,785
Due after 10 years	419,021	392,165
Total	1,084,282	1,048,674
Mortgage-backed securities	396,134	393,717
Total securities held to maturity	$1,480,416	$1,442,391

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2021, 2020, or 2019.

Accrued interest on securities held to maturity totaled $5.3 million as of both December 31, 2021 and 2020 and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020 (in thousands):

	Less than 12 months		12 months or more		Total
2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$585,153	$(12,494)	$217,579	$(26,460)	$802,732	$(38,954)
Mortgage-backed	317,887	(2,431)	—	—	317,887	(2,431)
Total	$903,040	$(14,925)	$217,579	$(26,460)	$1,120,619	$(41,385)

	Less than 12 months		12 months or more		Total
2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)
Total	$132,271	$(4,591)	$109,712	$(10,302)	$241,983	$(14,893)

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The GSE mortgage-backed securities are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.  As of December 31, 2021, there is no ACL related to the Company’s held-to-maturity mortgage-backed securities as the decline in fair value did not result from credit issues.

The underlying bonds in the Company’s held-to-maturity State and political subdivisions bond portfolio are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following table shows the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at December 31, 2021 and 2020 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2021	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$372,696	$605,104	$20,678	$870	$999,348
Utilities	55,096	29,838	—	—	84,934
Total state and political subdivisions	$427,792	$634,942	$20,678	$870	$1,084,282

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2020	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$340,290	$558,786	$18,078	$8,135	$925,289
Utilities	56,232	33,093	—	—	89,325
Total state and political subdivisions	$396,522	$591,879	$18,078	$8,135	$1,014,614

Competitive held-to-maturity securities include not-for-profit enterprises that provide public functions such as housing, higher education, or healthcare, but do so in a competitive environment.  It also includes project financings that can have relatively high enterprise risk, such as deals backed by revenues from sports or convention facilities or start-up transportation revenues.

Utilities are public enterprises providing essential services with a monopoly or near-monopoly over the service area.  This includes environmental utilities (water, sewer, solid waste), power utilities (electric distribution and generation, gas), and transportation utilities (airports, parking, toll roads, mass transit, ports).

The following table presents the aging of past due held-to-maturity securities at December 31, 2021 (in thousands):

2021	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual	Total Past Due	Current	Total
State and political subdivisions:
Competitive	$7,795	$—	$—	$7,795	$991,553	$999,348
Utilities	—	—	—	—	84,934	84,934
Total state and political subdivisions	$7,795	$—	$—	$7,795	$1,076,487	$1,084,282

All held-to-maturity securities were current and not past due at December 31, 2020.

Trading Securities

The net unrealized gain on trading securities was $2 thousand, $13 thousand, and $1 thousand as of December 31, 2021, 2020, and 2019, respectively.  Net unrealized gains and losses are included in trading and investment banking income on the Consolidated Statements of Income.  Securities sold not yet purchased totaled $3.2 million and $2.2 million at December 31, 2021 and 2020, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
FRB and FHLB stock	$36,222	$33,222
Equity securities with readily determinable fair values	64,149	134,197
Equity securities without readily determinable fair values	226,727	128,634
Total	$327,098	$296,053

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

Investment Securities Gains, Net

The following table presents the components of Investment securities gains, net for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Investment securities gains, net
Available-for-sale debt securities:
Gains realized on sales	$7,819	$7,255	$4,636
Losses realized on sales	(2)	(274)	(1,418)
Equity securities with readily determinable fair values:
Fair value adjustments, net	(10,881)	110,768	—
Equity securities without readily determinable fair values:
Fair value adjustments, net	8,121	2,885	(973)
Total investment securities gains, net	$5,057	$120,634	$2,245

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements).  The agreements permit the Company to sell or repledge these securities.  Resell agreements were $1.2 billion and $1.7 billion at December 31, 2021 and 2020, respectively.  The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2021 and 2020, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2021	2020
Balance – beginning of year	$165,395	$207,734
New loans	176,226	39,217
Repayments	(61,780)	(81,556)
Reduction due to change in reportable loans	(124)	—
Balance – end of year	$279,717	$165,395

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2021 and December 31, 2020 by operating segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2021	$59,419	$51,332	$70,116	$180,867
Sale of component of business segment	—	—	(6,349)	(6,349)
Balances as of December 31, 2021	$59,419	$51,332	$63,767	$174,518

Balances as of January 1, 2020	$59,419	$51,332	$70,116	$180,867
Balances as of December 31, 2020	$59,419	$51,332	$70,116	$180,867

Following are the intangible assets that continue to be subject to amortization as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,167	$121,226
Accumulated amortization	49,623	57,187	106,810
Net carrying amount	$436	$13,980	$14,416

	As of December 31, 2020
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$89,928	$139,987
Accumulated amortization	48,746	70,185	118,931
Net carrying amount	$1,313	$19,743	$21,056

On March 31, 2021, the Company sold its membership interests in its PCM and UMB Merchant Banc, LLC subsidiaries, components of its Personal Banking segment.  The sale included disposition of $6.3 million of goodwill and $1.9 million of net unamortized customer relationship intangibles.

Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $4.8 million, $6.5 million, and $5.5 million, respectively.

The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2022	$3,920
For the year ending December 31, 2023	3,323
For the year ending December 31, 2024	2,704
For the year ending December 31, 2025	2,608
For the year ending December 31, 2026	1,861

8. PREMISES, EQUIPMENT, AND LEASES

Premises and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$41,513	$42,323
Buildings and leasehold improvements	352,954	351,957
Equipment	181,218	176,018
Software	273,342	264,251
Total	849,027	834,549
Accumulated depreciation	(357,503)	(341,379)
Accumulated amortization	(220,591)	(200,075)
Premises and equipment, net	$270,933	$293,095

Premises and equipment depreciation and amortization expenses were $49.6 million in 2021, $56.1 million in 2020, and $50.8 million in 2019.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations.  These leases have remaining lease terms that range from less than one year to 26 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 35 years or more. The exercise of lease renewal options is at the Company’s sole discretion.  No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property.  The lease agreements do not contain any material residual value guarantees or material restrictive covenants.  An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI).  For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842.  The Company has made the election not to separate lease and non-lease components for existing real estate leases when determining consideration within the lease contract. All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of December 31, 2021 and 2020, right-of-use assets of $57.1 million and $63.4 million, respectively, were included as part of Other assets on the Company’s Consolidated Balance Sheets. In addition, lease liabilities of $64.6 million and $71.7 million were included as part of Other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.  For the years ended December 31, 2021 and 2020, lease expense of $11.8 million and $12.8 million, respectively, was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income.  For the years ended December 31, 2021 and 2020, cash payments of $12.6 million and $12.3 million, respectively, were made for leases included in the measurement of lease liabilities and are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.  For the years ended December 31, 2021 and 2020, leased assets obtained in exchange for new operating lease liabilities were $2.4 million and $7.2 million, respectively.  As of December 31, 2021 and 2020, the weighted average remaining lease terms of the Company’s leases were 7.5 years and 8.2 years, respectively, and the weighted average discount rates were 2.74% and 2.85%, respectively.

As of December 31, 2021, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2022	$12,398
2023	10,594
2024	9,506
2025	8,478
2026	7,897
Thereafter	23,365
Total lease payments	72,238
Less: Interest	7,621
Present value of lease liabilities	$64,617

9. BORROWED FUNDS

The components of the Company's long-term debt are as follows (in thousands):

	December 31,
	2021	2020
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 1.45% due 2036	$17,956	$17,553
Marquette Capital Trust II Subordinated Debentures 1.45% due 2036	18,526	18,149
Marquette Capital Trust III Subordinated Debentures 1.72% due 2036	7,286	7,139
Marquette Capital Trust IV Subordinated Debentures 1.80% due 2036	29,445	28,873
Subordinated notes 3.70% due 2030, net of issuance costs	198,331	197,881
Total long-term debt	$271,544	$269,595

The aggregate repayment of long-term debt of $273.2 million is due after December 31, 2026.

The Company assumed long-term debt obligations from the acquisition of Marquette consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $73.2 million as of December 31, 2021. Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030.  The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17.  The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter.  Unamortized debt issuance costs related to these notes totaled $1.7 million as of December 31, 2021.  Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines.  Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.6 billion as of December 31, 2021.  The Company had no outstanding FHLB advances at FHLB Des Moines as of December 31, 2021.

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

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements).  The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.  The amounts received under these agreements represent short-term borrowings.  The amount outstanding at December 31, 2021, was $3.2 billion, with accrued interest payable of $245 thousand.  The amount outstanding at December 31, 2020, was $2.2 billion, with accrued interest payable of $326 thousand.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$2,797,268	$2,820,788	0.19%
30 to 90 Days	414,091	404,800	0.70
Over 90 Days	250	250	0.01
Total	$3,211,609	$3,225,838	0.25%

	As of December 31, 2020
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,625,230	$1,759,559	0.34%
30 to 90 Days	504,435	489,302	1.17
Over 90 Days	1,005	1,000	—
Total	$2,130,670	$2,249,861	0.52%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2021 and 2020, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of December 31, 2021
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agency	$2,820,788	$404,800	$250	$3,225,838
Total repurchase agreements	$2,820,788	$404,800	$250	$3,225,838

	As of December 31, 2020
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$2,440	$—	$—	$2,440
U.S. Agency	1,757,119	489,302	1,000	2,247,421
Total repurchase agreements	$1,759,559	$489,302	$1,000	$2,249,861

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions.  For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the FRB as required by law.  During 2021, this amount averaged $4.0 billion, compared to $1.2 billion in 2020.

At December 31, 2021, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively.  The Company’s actual ratios at that date were 12.05%, 12.05% and 13.88%, respectively.  The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2021, was 7.61%.

As of December 31, 2021, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively.  There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

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

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, 2021 and 2020 for the Company and the Bank are as follows (in thousands):

	2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$2,885,576	12.05%	$1,077,971	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	2,734,377	11.53	1,067,154	4.50	1,541,444	6.50
Tier 1 Capital:
UMB Financial Corporation	2,885,576	12.05	1,437,295	6.00	N/A	N/A
UMB Bank, n. a.	2,734,377	11.53	1,422,872	6.00	1,897,162	8.00
Total Capital:
UMB Financial Corporation	3,324,284	13.88	1,916,393	8.00	N/A	N/A
UMB Bank, n. a.	2,902,996	12.24	1,897,162	8.00	2,371,453	10.00
Tier 1 Leverage:
UMB Financial Corporation	2,885,576	7.61	1,517,616	4.00	N/A	N/A
UMB Bank, n. a.	2,734,377	7.26	1,506,293	4.00	1,882,866	5.00

	2020
Common Equity Tier 1 Capital:
UMB Financial Corporation	$2,547,634	12.10%	$947,486	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	2,492,571	11.92	941,036	4.50	1,359,275	6.50
Tier 1 Capital:
UMB Financial Corporation	2,547,634	12.10	1,263,315	6.00	N/A	N/A
UMB Bank, n. a.	2,492,571	11.92	1,254,715	6.00	1,672,954	8.00
Total Capital:
UMB Financial Corporation	3,002,545	14.26	1,684,420	8.00	N/A	N/A
UMB Bank, n. a.	2,679,844	12.81	1,672,954	8.00	2,091,192	10.00
Tier 1 Leverage:
UMB Financial Corporation	2,547,634	8.37	1,217,386	4.00	N/A	N/A
UMB Bank, n. a.	2,492,571	8.28	1,203,559	4.00	1,504,449	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit-sharing plan, which features an employee stock ownership plan.  This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries.  The Company recognized expense related to such contributions of $2.5 million, $2.0 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction, to which the Company makes matching contributions.  The Company recognized expense related to matching contributions of $11.4 million, $11.0 million, and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company recognized $40 thousand, $0.6 million, and $1.3 million in expense related to outstanding stock options and $1.9 million, $3.4 million, and $6.9 million in expense related to outstanding restricted stock grants for the years ended December 31, 2021, 2020, and 2019, respectively. The Company also recognized $18.6 million, $10.5 million, and $6.0 million in expense related to outstanding restricted stock unit grants for the years ended December 31, 2021, 2020 and 2019, respectively.  The Company had $0.2 million of unrecognized compensation expense related to outstanding restricted stock, and $15.2 million of unrecognized compensation expense related to outstanding restricted stock unit grants at December 31, 2021.

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

The dividends on service-based restricted stock grants are treated as two separate transactions.  First, cash dividends are paid on the restricted stock.  Those cash dividends are then paid to purchase additional shares of restricted stock.  Dividends earned as additional shares of restricted stock have the same terms as the associated grant.  The dividends paid on the stock are recorded as a reduction to retained earnings, similar to all dividend transactions.

The table below discloses the status of the service-based restricted shares during 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Service-Based Restricted Stock
Nonvested - December 31, 2020	66,298	$72.98
Granted	—	—
Canceled	(1,484)	72.80
Vested	(41,196)	73.39
Nonvested - December 31, 2021	23,618	$72.28

As of December 31, 2021, there was $0.2 million of unrecognized compensation cost related to the nonvested shares.  The cost is expected to be recognized over a period of 0.1 years.  Total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was $3.2 million, $9.2 million, and $8.7 million, respectively.

The non-qualified stock options carry a service requirement and grants issued prior to 2016 will vest 50% after three years, 75% after four years and 100% after five years, while grants issued in 2016 and beyond will vest 50% after two years, 75% after three years and 100% after four years.

The table below discloses the information relating to non-qualified option activity in 2021 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2020	527,941	$54.89
Granted	—	—
Canceled	(319)	75.25
Expired	(3,046)	62.71
Exercised	(353,236)	52.23
Outstanding - December 31, 2021	171,340	$60.19	3.7	$7,867,900
Exercisable - December 31, 2021	171,340	$60.19	3.7	$7,867,900

There were no options granted during 2021, 2020, or 2019.  The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019, was $12.9 million, $2.0 million and $1.6 million, respectively.  As of December 31, 2021, there was no unrecognized compensation cost related to the nonvested options.

Cash received from options exercised under all share-based compensation plans was $18.4 million, $4.6 million, and $3.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.  The tax benefit realized for stock options exercised was $2.6 million, $345 thousand, and $766 thousand for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary repurchases of common shares in an amount that exceeds stock option exercise activity.  See a description of the Company’s Repurchase Authorizations in Note 14, “Common Stock and Earnings Per Share,” in the Notes to the Consolidated Financial Statements provided in Item 8 of this report.

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

The dividends on service-based restricted stock units are treated as two separate transactions.  First, cash dividends are paid on the restricted stock units.  Those cash dividends are then paid to purchase additional shares of restricted stock units.  Dividends earned as additional shares of restricted stock units have the same terms as the associated grant. The dividends paid on the stock are recorded as a reduction to retained earnings, similar to all dividend transactions.  Dividends are not paid on performance-based restricted stock units.

The table below discloses the status of the service-based restricted stock units during 2021:

	Number of Units	Weighted Average Price Per Unit
Service Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2020	319,798	$66.25
Granted	150,328	76.83
Canceled	(24,749)	69.43
Vested	(82,229)	66.01
Nonvested - December 31, 2021	363,148	$70.47

As of December 31, 2021, there was $11.9 million of unrecognized compensation cost related to the nonvested service-based restricted stock units. The cost is expected to be recognized over a period of 2.5 years. Total fair value of units vested during the years ended December 31, 2021 and 2020 was $6.7 million and $0.3 million, respectively. There were no units vested during 2019.

The table below discloses the status of the performance-based restricted stock units during 2021:

	Number of Units	Weighted Average Price Per Unit
Performance Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2020	148,073	$64.82
Granted	52,976	70.92
Canceled	—	—
Vested	(37,479)	76.68
Performance based adjustment	2,252	76.68
Nonvested - December 31, 2021	165,822	$64.08

As of December 31, 2021, there was $3.3 million of unrecognized compensation cost related to the nonvested performance-based restricted stock units. The cost is expected to be recognized over a period of 1.7 years. The fair value of units vested during the year ended December 31, 2021 was $2.7 million. There were no units vested during 2020 or 2019.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. Prior to 2020, the Company had the following four Business Segments:  Commercial Banking, Institutional Banking, Personal Banking, and Healthcare Services. In the first quarter of 2020, the Company merged the Healthcare Services segment into the Institutional Banking segment to better reflect how the core businesses, products and services are currently being evaluated by management.  The Company’s Healthcare Services leadership structure and financial performance assessments are now included in the Institutional Banking segment, and accordingly, the reportable segments were realigned to reflect these changes. The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2021. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Segment financial results were as follows (in thousands):

	Year Ended December 31, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$556,673	$87,644	$171,204	$815,521
Provision for credit losses	15,553	630	3,817	20,000
Noninterest income	81,752	273,413	112,010	467,175
Noninterest expense	289,039	292,080	252,517	833,636
Income before taxes	333,833	68,347	26,880	429,060
Income tax expense	59,165	12,113	4,764	76,042
Net income	$274,668	$56,234	$22,116	$353,018
Average assets	$15,243,000	$12,255,000	$7,831,000	$35,329,000

	Year Ended December 31, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$475,425	$106,856	$148,948	$731,229
Provision for credit losses	119,424	882	10,194	130,500
Noninterest income	189,412	254,874	115,880	560,166
Noninterest expense	272,283	286,635	263,087	822,005
Income (loss) before taxes	273,130	74,213	(8,453)	338,890
Income tax expense (benefit)	42,223	11,472	(1,307)	52,388
Net income (loss)	$230,907	$62,741	$(7,146)	$286,502
Average assets	$12,614,000	$9,746,000	$6,208,000	$28,568,000

	Year Ended December 31, 2019
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$412,232	$126,591	$132,082	$670,905
Provision for credit losses	26,159	975	5,716	32,850
Noninterest income	81,609	232,444	112,717	426,770
Noninterest expense	267,345	268,423	243,092	778,860
Income (loss) before taxes	200,337	89,637	(4,009)	285,965
Income tax expense (benefit)	29,679	13,280	(594)	42,365
Net income (loss)	$170,658	$76,357	$(3,415)	$243,600
Average assets	$10,740,000	$7,714,000	$5,331,000	$23,785,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the years ended December 31, 2021, 2020 and 2019, the Company also has approximately $34.0 million, $30.0 million, and $38.1 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of December 31, 2021 or 2020.  Total receivables from revenue recognized under the scope of ASC 606 were $73.6 million and $62.1 million as of December 31, 2021 and December 31, 2020, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three years ended December 31, 2021, 2020, and 2019.  As stated in Note 12, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2021 and previously reported results have been reclassified in this filing to conform to the current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$164,480	$59,646	$—	$224,126
Trading and investment banking	—	793	—	30,146	30,939
Service charges on deposit accounts	32,052	45,934	7,755	315	86,056
Insurance fees and commissions	—	—	1,309	—	1,309
Brokerage fees	107	4,069	7,995	—	12,171
Bankcard fees	56,246	19,117	22,451	(33,238)	64,576
Investment securities gains, net	—	—	—	5,057	5,057
Other	817	1,634	2,694	37,796	42,941
Total noninterest income	$89,222	$236,027	$101,850	$40,076	$467,175

	Year Ended December 31, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$131,249	$63,397	$—	$194,646
Trading and investment banking	—	755	—	32,190	32,945
Service charges on deposit accounts	28,736	46,611	8,321	211	83,879
Insurance fees and commissions	—	—	1,369	—	1,369
Brokerage fees	245	16,075	8,030	—	24,350
Bankcard fees	51,755	17,731	20,123	(29,065)	60,544
Investment securities gains, net	—	—	—	120,634	120,634
Other	1,135	1,469	2,603	36,592	41,799
Total noninterest income	$81,871	$213,890	$103,843	$160,562	$560,166

	Year Ended December 31, 2019
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$113,313	$63,600	$—	$176,913
Trading and investment banking	—	741	—	22,725	23,466
Service charges on deposit accounts	29,716	41,923	10,964	145	82,748
Insurance fees and commissions	—	—	1,634	—	1,634
Brokerage fees	214	23,231	7,816	—	31,261
Bankcard fees	60,375	21,386	21,911	(36,945)	66,727
Investment securities gains, net	—	—	—	2,245	2,245
Other	1,196	1,469	3,190	35,921	41,776
Total noninterest income	$91,501	$202,063	$109,115	$24,091	$426,770

14. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2021 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance January 1, 2019	55,056,730	(5,939,508)
Purchase of Treasury Stock	—	(124,109)
Sale of Treasury Stock	—	12,968
Issued for stock options and restricted stock	—	91,525
Balance December 31, 2019	55,056,730	(5,959,124)
Accelerated Share Repurchase Program	—	(653,498)
Purchase of Treasury Stock	—	(563,830)
Sale of Treasury Stock	—	11,372
Issued for stock options and restricted stock	—	114,736
Balance December 31, 2020	55,056,730	(7,050,344)
Purchase of Treasury Stock	—	(67,671)
Sale of Treasury Stock	—	6,835
Issued for stock options and restricted stock	—	485,255
Balance December 31, 2021	55,056,730	(6,625,925)

The Board authorized the repurchase of up to 2 million shares of common stock annually at its 2019, 2020 and 2021 meetings.  During 2020, the Company entered into an agreement with BAML to repurchase an aggregate of $30.0 million of the Company’s common stock through an ASR.  Under the ASR, the Company repurchased a total of 653,498 shares.  The final settlement of the transactions under the ASR occurred in the second quarter of 2020. Other than purchases pursuant to the ASR, all share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year.  Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31,
	2021	2020	2019
Weighted average basic common shares outstanding	48,271,462	48,137,791	48,779,263
Dilutive effect of stock options and restricted stock	466,830	205,959	310,614
Weighted average diluted common shares outstanding	48,738,292	48,343,750	49,089,877

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party.  The Company issues standby letters of credit for terms ranging from three months to six years.  The Company generally requires the customer to pledge collateral to support the letter of credit.  The maximum liability to the Company under standby letters of credit at December 31, 2021 and 2020, was $365.0 million and $346.6 million, respectively.  As of December 31, 2021 and 2020, standby letters of credit totaling $28.6 million and $3.8 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio.  As of December 31, 2021 and 2020, there were no notional amounts outstanding for these contracts.   There were no open futures contract positions during the years ended December 31, 2021 or 2020.  There was no net futures activity for the years ended December 31, 2021 or 2020.  Net futures activity resulted in gains of $5 thousand for the year ended December 31, 2019.  The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis.  For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances.  The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers.  The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer.  During 2021, contracts to purchase and to sell foreign currency averaged approximately $21.4 million compared to $21.0 million during 2020.  The net gains on these foreign exchange contracts for 2021, 2020 and 2019 were $2.6 million, $1.9 million and $1.8 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas.  At December 31, 2021, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contract or Notional Amount December 31,
	2021	2020
Commitments to extend credit for loans (excluding credit card loans)	$10,122,617	$8,851,333
Commitments to extend credit under credit card loans	3,743,165	3,472,339
Commercial letters of credit	2,754	3,160
Standby letters of credit	365,030	346,617
Forward contracts	9,729	51,273
Spot foreign exchange contracts	2,946	680

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

The ACL for off-balance sheet credit exposures was $2.6 million and $5.6 million as of December 31, 2021 and 2020, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  A reduction of $3.0 million of provision for off-balance sheet credit exposures was recorded for the year ended December 31, 2021. Provision for off-balance sheet credit exposures of $2.6 million was recorded for the year ended December 31, 2020. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

16. INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 17.7% in 2021, 15.5% in 2020, and 14.8% in 2019.  These percentages are computed by dividing Income tax expense by Income before income taxes.

Income tax expense includes the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax
Federal	$72,410	$49,053	$37,134
State	16,356	8,171	5,384
Total current tax expense	88,766	57,224	42,518
Deferred tax
Federal	(9,872)	(4,045)	(177)
State	(2,852)	(791)	24
Total deferred tax benefit	(12,724)	(4,836)	(153)
Total tax expense	$76,042	$52,388	$42,365

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% for income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax expense	$90,103	$71,167	$60,053
Tax-exempt interest income	(20,635)	(20,914)	(18,725)
Tax-exempt life insurance related income	(2,631)	(3,420)	(4,007)
Meals, entertainment and related expenses	580	924	1,647
State and local income taxes, net of federal tax benefits	10,659	5,835	4,273
Equity-based compensation	(1,889)	(299)	(597)
Federal tax credits, net of amortization of LIHTC investments	(2,634)	(1,772)	(980)
Other	2,489	867	701
Total tax expense	$76,042	$52,388	$42,365

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income.  Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws.  Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.  The Company is in the examination process with the Internal Revenue Service for tax years 2014 and 2015 and with one state taxing authority for tax year 2018.  The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Loans, principally due to allowance for credit losses	$45,029	$52,583
Equity-based compensation	6,493	6,293
Accrued expenses	23,032	19,878
Deferred compensation	16,320	14,830
Miscellaneous	5,515	6,471
Total deferred tax assets before valuation allowance	96,389	100,055
Valuation allowance	(1,335)	(3,278)
Total deferred tax assets	95,054	96,777
Deferred tax liabilities:
Net unrealized gain on securities available for sale	(35,447)	(97,434)
Securities	(788)	(13,462)
Land, buildings and equipment	(37,370)	(41,339)
Original issue discount	(1,486)	(1,969)
Partnership investments	(5,627)	(6,948)
Trust preferred securities	(7,250)	(7,538)
Intangibles	(20,067)	(15,215)
Miscellaneous	(9,121)	(8,430)
Total deferred tax liabilities	(117,156)	(192,335)
Net deferred tax liability	$(22,102)	$(95,558)

As of December 31, 2021, state net operating loss carryforwards of approximately $649 thousand are included in the miscellaneous deferred tax assets line item above.  Most of these net operating losses expire at various times between 2022 and 2041 and some have an indefinite carryforward.  During the year ended December 31, 2021, the Company released a portion of the state valuation allowance of $1.7 million, due to positive evidence outweighing negative evidence, specifically no longer being in a cumulative loss position in certain jurisdictions.  As of December 31, 2021 and 2020, the Company had a valuation allowance of $514 thousand and $1.1 million, respectively, for certain state net operating losses as they are not expected to be realized.  In addition, as of December 31, 20201 and 2020, the Company had a valuation allowance of $821 thousand and $2.2 million, respectively, to reduce certain other state deferred tax assets to the amount of tax benefit management believes it will more likely than not realize.

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

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $8.8 million and $6.7 million at December 31, 2021 and 2020, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $7.0 million and $5.3 million at December 31, 2021 and December 31, 2020, respectively. The unrecognized tax benefits relate to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the financial condition, results of operations, or cash flows of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020
Unrecognized tax benefits - opening balance	$6,717	$5,802
Gross increases - tax positions in prior period	291	—
Gross decreases - tax positions in prior period	—	(96)
Gross increases - current-period tax positions	2,201	1,656
Lapse of statute of limitations	(411)	(645)
Unrecognized tax benefits - ending balance	$8,798	$6,717

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2021 and 2020.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Fair Value	2021	2020	2021	2020
Interest Rate Products:
Derivatives not designated as hedging instruments	$57,134	$103,506	$13,944	$9,375
Derivatives designated as hedging instruments	546	48	—	—
Total	$57,680	$103,554	$13,944	$9,375

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of December 31, 2021, the Company had 10 interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities.  These swaps had a notional amount of $1.0 billion as of December 31, 2021.  As of December 31, 2020, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s fixed rate loan assets. This swap had a notional amount of $5.0 million as of December 31, 2020.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of December 31, 2021 and 2020, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  These swaps had an aggregate notional amount of $51.5 million at both December 31, 2021 and 2020.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million.  The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $12.3 million, or $9.4 million net of tax, and $17.0 million, or $12.9 million net of tax, as of December 31, 2021 and 2020, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 2.7 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items.  The Company expects to reclassify $1.2 million from AOCI to Interest expense and $5.0 million from AOCI to Interest income during the next 12 months.  As of December 31, 2021, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 14.7 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2021, the Company had 188 interest rate swaps with an aggregate notional amount of $2.9 billion related to this program.  As of December 31, 2020, the Company had 176 interest rate swaps with an aggregate notional amount of $2.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019 related to the Company’s derivative assets and liabilities (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended December 31,
	2021	2020	2019
Interest Rate Products
Derivatives not designated as hedging instruments	$387	$(720)	$464
Total	$387	$(720)	$464
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$5,231	$(139)	$(150)
Fair value adjustments on hedged items	(5,832)	139	150
Total	$(601)	$—	$—

This table provides a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019 related to the Company’s derivative assets and liabilities (in thousands):

	For the Year Ended December 31, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$4,696	$6,946	$(2,250)
Interest rate swaps	3,106	3,106	—	(1,344)	(1,344)	—
Total	$3,106	$3,106	$—	$3,352	$5,602	$(2,250)

	For the Year Ended December 31, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$28,390	$34,917	$(6,527)	$2,943	$5,398	$(2,455)
Interest rate swaps	(7,411)	(7,411)	—	(1,038)	(1,038)	—
Total	$20,979	$27,506	$(6,527)	$1,905	$4,360	$(2,455)

	For the Year Ended December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Loss Reclassified from AOCI into Earnings	Loss Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(9,278)	$(4,245)	$(5,033)	$(874)	$—	$(874)
Interest rate swaps	(6,040)	(6,040)	—	(149)	(149)	—
Total	$(15,318)	$(10,285)	$(5,033)	$(1,023)	$(149)	$(874)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $7.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2021, the Company had posted $12.7 million of collateral. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measurement at December 31, 2021 Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,625	$1,625	$—	$—
U.S. Agencies	2,159	—	2,159	—
Mortgage-backed	2,060	—	2,060	—
State and political subdivisions	21,671	—	21,671	—
Corporates	4,000	4,000	—	—
Trading – other	360	360	—	—
Trading securities	31,875	5,985	25,890	—
U.S. Treasury	69,174	69,174	—	—
U.S. Agencies	124,932	—	124,932	—
Mortgage-backed	7,965,055	—	7,965,055	—
State and political subdivisions	3,422,688	—	3,422,688	—
Corporates	317,846	317,846	—	—
Collateralized loan obligations	76,819	—	76,819	—
Securities available for sale	11,976,514	387,020	11,589,494	—
Equity securities with readily determinable fair values	64,149	64,149	—	—
Company-owned life insurance	65,245	—	65,245	—
Bank-owned life insurance	498,373	—	498,373	—
Derivatives	57,680	—	57,680	—
Total	$12,693,836	$457,154	$12,236,682	$—
Liabilities
Derivatives	$13,944	$—	$13,944	$—
Securities sold not yet purchased	3,197	—	3,197	—
Total	$17,141	$—	$17,141	$—

	Fair Value Measurement at December 31, 2020 Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$651	$651	$—	$—
U.S. Agencies	1,568	—	1,568	—
Mortgage-backed	4	—	4	—
State and political subdivisions	18,545	—	18,545	—
Corporates	711	711	—	—
Trading – other	13,541	13,541	—	—
Trading securities	35,020	14,903	20,117	—
U.S. Treasury	30,740	30,740	—	—
U.S. Agencies	95,949	—	95,949	—
Mortgage-backed	5,468,181	—	5,468,181	—
State and political subdivisions	3,623,619	—	3,623,619	—
Corporates	81,199	81,199	—	—
Securities available for sale	9,299,688	111,939	9,187,749	—
Equity securities with readily determinable fair values	134,197	134,197	—	—
Company-owned life insurance	63,575	—	63,575	—
Bank-owned life insurance	387,513	—	387,513	—
Derivatives	103,554	—	103,554	—
Total	$10,023,547	$261,039	$9,762,508	$—
Liabilities
Derivatives	$9,375	$—	$9,375	$—
Securities sold not yet purchased	2,177	—	2,177	—
Total	$11,552	$—	$11,552	$—

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

Assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020 (in thousands):

		Fair Value Measurement at December 31, 2021 Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$46,979	$—	$—	$46,979	$1,521
Other real estate owned	—	—	—	—	—
Total	$46,979	$—	$—	$46,979	$1,521

		Fair Value Measurement at December 31, 2020 Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$35,995	$—	$—	$35,995	$(9,389)
Other real estate owned	2,798	—	—	2,798	(938)
Total	$38,793	$—	$—	$38,793	$(10,327)

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

The estimated fair value of the Company’s financial instruments at December 31, 2021 and 2020 are as follows (in thousands):

	Fair Value Measurement at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$10,472,084	$9,255,727	$1,216,357	$—	$10,472,084
Securities available for sale	11,976,514	387,020	11,589,494	—	11,976,514
Securities held to maturity (exclusive of allowance for credit losses)	1,480,416	—	1,442,391	—	1,442,391
Trading securities	31,875	5,985	25,890	—	31,875
Other securities	327,098	64,149	262,949	—	327,098
Loans (exclusive of allowance for credit losses)	17,172,148	—	17,506,662	—	17,506,662
Derivatives	57,680	—	57,680	—	57,680
FINANCIAL LIABILITIES
Demand and savings deposits	34,748,286	34,748,286	—	—	34,748,286
Time deposits	851,641	—	851,641	—	851,641
Other borrowings	3,238,435	12,597	3,225,838	—	3,238,435
Long-term debt	271,544	—	285,961	—	285,961
Derivatives	13,944	—	13,944	—	13,944
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					7,841
Commercial letters of credit					179
Standby letters of credit					3,553

	Fair Value Measurement at December 31, 2020 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,191,015	$3,540,680	$1,650,335	$—	$5,191,015
Securities available for sale	9,299,688	111,939	9,187,749	—	9,299,688
Securities held to maturity (exclusive of allowance for credit losses)	1,014,614	—	1,029,444	—	1,029,444
Trading securities	35,020	14,903	20,117	—	35,020
Other securities	296,053	134,197	161,856	—	296,053
Loans (exclusive of allowance for credit losses)	16,110,359	—	16,413,132	—	16,413,132
Derivatives	103,554	—	103,554	—	103,554
FINANCIAL LIABILITIES
Demand and savings deposits	26,175,156	26,175,156	—	—	26,175,156
Time deposits	876,095	—	879,841	—	879,841
Other borrowings	2,315,497	65,636	2,249,861	—	2,315,497
Long-term debt	269,595	—	299,858	—	299,858
Derivatives	9,375	—	9,375	—	9,375
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,405
Commercial letters of credit					150
Standby letters of credit					3,365

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

Loans Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as commercial, real estate, consumer, and credit card.  Each loan category is further segmented into fixed and variable interest rate categories.  The fair value of loans is estimated by discounting the future cash flows. The discount rates used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at December 31, 2021 and 2020.

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

19. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2021	2020
ASSETS
Investment in subsidiaries:
Banks	$2,970,227	$2,902,559
Non-banks	169,123	138,450
Total investment in subsidiaries	3,139,350	3,041,009
Goodwill on purchased affiliates	5,011	5,011
Cash	185,372	172,745
Investment securities and other	155,196	135,609
Total assets	$3,484,929	$3,354,374
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$271,544	$269,595
Accrued expenses and other	67,961	67,831
Total liabilities	339,505	337,426
Shareholders' equity	3,145,424	3,016,948
Total liabilities and shareholders' equity	$3,484,929	$3,354,374

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2021	2020	2019
INCOME
Dividends and income received from subsidiaries	$129,217	$78,360	$56,500
Service fees from subsidiaries	60,346	49,191	52,416
Other	12,771	9,241	11,249
Total income	202,334	136,792	120,165
EXPENSE
Salaries and employee benefits	62,109	56,919	57,487
Other	31,022	22,657	21,124
Total expense	93,131	79,576	78,611
Income before income taxes and equity in undistributed earnings of subsidiaries	109,203	57,216	41,554
Income tax (benefit) expense	(10,322)	(6,230)	12,201
Income before equity in undistributed earnings of subsidiaries	119,525	63,446	29,353
Equity in undistributed earnings of subsidiaries:
Banks	263,084	234,014	221,215
Non-Banks	(29,591)	(10,958)	(6,968)
Net income	$353,018	$286,502	$243,600
Other comprehensive (loss) income	(192,026)	235,160	178,962
Comprehensive income	$160,992	$521,662	$422,562

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$353,018	$286,502	$243,600
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(362,709)	(301,415)	(270,747)
Dividends received from subsidiaries	129,217	78,360	56,500
Depreciation and amortization	15	15	(78)
Amortization of debt issuance costs	450	131	—
Equity based compensation	21,208	15,120	14,850
Net tax benefit related to equity compensation plans	2,597	345	766
Changes in other assets and liabilities, net	(6,646)	(2,069)	(7,864)
Net cash provided by operating activities	137,150	76,989	37,027
INVESTING ACTIVITIES
Net capital investment in subsidiaries	(60,264)	(96,678)	(331)
Net (increase) decrease in investment securities	(11,051)	(29,648)	21
Net cash used in investing activities	(71,315)	(126,326)	(310)
FINANCING ACTIVITIES
Cash dividends paid	(66,750)	(60,281)	(59,436)
Proceeds from short-term debt	—	15,000	—
Repayment of short-term debt	—	(15,000)	—
Proceeds from long-term debt	—	200,000	—
Payment of debt issuance costs	—	(2,250)	—
Proceeds from exercise of stock options and sales of treasury stock	19,048	5,186	4,637
Purchases of treasury stock	(5,506)	(63,766)	(4,496)
Net cash (used in) provided by in financing activities	(53,208)	78,889	(59,295)
Net increase (decrease) in cash	12,627	29,552	(22,578)
Cash and cash equivalents at beginning of period	172,745	143,193	165,771
Cash and cash equivalents at end of period	$185,372	$172,745	$143,193

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

Opinion on Internal Control Over Financial Reporting

We have audited UMB Financial Corporation’s (and subsidiaries) (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Kansas City, Missouri

February 24, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption "Proposal #1:  Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2022 (the 2022 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2021.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption "Corporate Governance – Committees of the Board of Directors – Audit Committee" of the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2021.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation sections of the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders to information to be included under the caption "Stock Ownership - Principal Shareholders," which will be provided to shareholders within 120 days after December 31, 2021.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2021, under the caption "Stock Ownership – Stock Owned by Directors, Nominees, and Executive Officers."

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Long Term Incentive Plan	171,340	$60.19	None
2018 Omnibus Incentive Compensation Plan	None	None	1,407,787
Equity compensation plans not approved by security holders	None	None	None
Total	171,340	$60.19	1,407,787

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Transactions with Related Persons”, “Corporate Governance – The Board of Directors – Independent Directors” and “Corporate Governance – Committees of the Board of Directors” of the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption "Proposal #3: Ratification of the Corporate Audit Committee’s Engagement of KPMG LLP as UMB’s Independent Public Accounting Firm for 2022” of the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the Three Years Ended December 31, 2021

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2021

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2021

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2021

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

10.8	Performance Share Unit Award Agreement with James D. Rine (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2020).
21.1	Subsidiaries of the Registrant filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP filed herewith.
24.1	Power of Attorney filed herewith.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
104	The cover page of our Form 10-K for the year ended December 31, 2021, formatted in iXBRL.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2022.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper
Chairman of the Board,
Chief Executive Officer

/s/ Ram Shankar
Ram Shankar
Chief Financial Officer

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Robin C. Beery	Director	Leroy J. Williams	Director
Robin C. Beery		Leroy J. Williams

Janine A. Davidson	Director	Kevin C. Gallagher	Director
Janine A. Davidson		Kevin C. Gallagher

Greg M. Graves	Director	Alexander C. Kemper	Director
Greg M. Graves		Alexander C. Kemper

Gordon E. Lansford III	Director	Timothy R. Murphy	Director
Gordon E. Lansford III		Timothy R. Murphy

Tamara M. Peterman	Director	Kris A. Robbins	Director
Tamara M. Peterman		Kris A. Robbins

L. Joshua Sosland	Director	/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer
L. Joshua Sosland		J. Mariner Kemper
Attorney-in-Fact for each director