Form 10-Q
period 2022-03-31
UMB FINANCIAL CORP
filed 2022-04-28
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 22, 2022, UMB Financial Corporation had 48,404,130 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Loans	$17,731,700	$17,170,871
Allowance for credit losses on loans	(179,288)	(194,771)
Net loans	17,552,412	16,976,100
Loans held for sale	384	1,277
Securities:
Available for sale (amortized cost of $8,898,849 and $11,822,584, respectively)	8,550,093	11,976,514
Held to maturity, net of allowance for credit losses of $2,045 and $1,940, respectively (fair value of $4,393,455 and $1,442,391, respectively)	4,600,187	1,478,476
Trading securities	17,059	31,875
Other securities	332,123	327,098
Total securities	13,499,462	13,813,963
Federal funds sold and securities purchased under agreements to resell	1,319,809	1,216,357
Interest-bearing due from banks	6,355,941	8,841,906
Cash and due from banks	357,772	413,821
Premises and equipment, net	264,519	270,933
Accrued income	127,139	131,102
Goodwill	182,225	174,518
Other intangibles, net	15,690	14,416
Other assets	930,389	839,091
Total assets	$40,605,742	$42,693,484

LIABILITIES
Deposits:
Noninterest-bearing demand	$15,946,738	$16,342,642
Interest-bearing demand and savings	17,828,794	18,405,644
Time deposits under $250,000	399,467	403,660
Time deposits of $250,000 or more	187,566	447,981
Total deposits	34,362,565	35,599,927
Federal funds purchased and repurchase agreements	2,840,535	3,238,435
Long-term debt	272,036	271,544
Accrued expenses and taxes	178,130	249,492
Other liabilities	204,071	188,662
Total liabilities	37,857,337	39,548,060

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,403,262 and 48,430,805 shares outstanding, respectively	55,057	55,057
Capital surplus	1,109,585	1,110,520
Retained earnings	2,265,129	2,176,998
Accumulated other comprehensive (loss) income, net	(343,128)	126,314
Treasury stock, 6,653,468 and 6,625,925 shares, at cost, respectively	(338,238)	(323,465)
Total shareholders' equity	2,748,405	3,145,424
Total liabilities and shareholders' equity	$40,605,742	$42,693,484

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Loans	$149,470	$150,170
Securities:
Taxable interest	43,382	27,162
Tax-exempt interest	23,855	24,964
Total securities income	67,237	52,126
Federal funds and resell agreements	2,450	2,821
Interest-bearing due from banks	2,457	703
Trading securities	185	159
Total interest income	221,799	205,979
INTEREST EXPENSE
Deposits	6,173	6,798
Federal funds and repurchase agreements	2,148	1,886
Other	3,123	3,180
Total interest expense	11,444	11,864
Net interest income	210,355	194,115
Provision for credit losses	(6,500)	(7,500)
Net interest income after provision for credit losses	216,855	201,615
NONINTEREST INCOME
Trust and securities processing	59,528	54,834
Trading and investment banking	5,440	9,356
Service charges on deposit accounts	24,642	21,976
Insurance fees and commissions	259	420
Brokerage fees	3,456	3,334
Bankcard fees	16,635	14,673
Investment securities losses, net	(522)	(8,336)
Other	14,240	12,640
Total noninterest income	123,678	108,897
NONINTEREST EXPENSE
Salaries and employee benefits	130,634	127,681
Occupancy, net	12,232	11,935
Equipment	18,164	19,615
Supplies and services	3,262	3,492
Marketing and business development	4,932	2,345
Processing fees	18,443	15,417
Legal and consulting	6,911	5,755
Bankcard	6,567	4,956
Amortization of other intangible assets	1,071	1,380
Regulatory fees	3,482	2,546
Other	9,080	5,824
Total noninterest expense	214,778	200,946
Income before income taxes	125,755	109,566
Income tax expense	19,792	16,923
NET INCOME	$105,963	$92,643

PER SHARE DATA
Net income – basic	$2.19	$1.93
Net income – diluted	2.17	1.91
Dividends	0.37	0.32
Weighted average shares outstanding – basic	48,406,840	48,096,643
Weighted average shares outstanding – diluted	48,832,177	48,520,752

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$105,963	$92,643
Other comprehensive loss, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(622,910)	(199,038)
Less: Reclassification adjustment for gains included in net income	—	(2,720)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	582	—
Change in unrealized gains and losses on debt securities during the period	(622,328)	(201,758)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	4,680	6,503
Less: Reclassification adjustment for gains included in net income	(851)	(842)
Change in unrealized gains and losses on derivative hedges	3,829	5,661
Other comprehensive loss, before tax	(618,499)	(196,097)
Income tax benefit	149,057	46,954
Other comprehensive loss	(469,442)	(149,143)
Comprehensive loss	$(363,479)	$(56,500)

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2021	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	92,643	(149,143)	—	(56,500)
Dividends ($0.32 per share)	—	—	(15,571)	—	—	(15,571)
Purchase of treasury stock	—	—	—	—	(4,027)	(4,027)
Issuances of equity awards, net of forfeitures	—	(4,043)	—	—	4,738	695
Recognition of equity-based compensation	—	4,457	—	—	—	4,457
Sale of treasury stock	—	65	—	—	86	151
Exercise of stock options	—	2,738	—	—	9,348	12,086
Balance – March 31, 2021	$55,057	$1,093,667	$1,968,318	$169,197	$(328,000)	$2,958,239

Balance – January 1, 2022	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	105,963	(469,442)	—	(363,479)
Dividends ($0.37 per share)	—	—	(17,832)	—	—	(17,832)
Purchase of treasury stock	—	—	—	—	(22,487)	(22,487)
Issuances of equity awards, net of forfeitures	—	(6,630)	—	—	7,309	679
Recognition of equity-based compensation	—	5,485	—	—	—	5,485
Sale of treasury stock	—	84	—	—	54	138
Exercise of stock options	—	126	—	—	351	477
Balance – March 31, 2022	$55,057	$1,109,585	$2,265,129	$(343,128)	$(338,238)	$2,748,405

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$105,963	$92,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(6,500)	(7,500)
Net amortization of premiums and discounts from acquisition	379	117
Depreciation and amortization	13,152	14,042
Amortization of debt issuance costs	113	113
Deferred income tax (benefit) expense	(1,023)	10,246
Net decrease (increase) in trading securities and other earning assets	14,816	(9,350)
Losses on investment securities, net	522	8,336
Gains on sales of assets	(2,354)	(4,298)
Amortization of securities premiums, net of discount accretion	11,180	14,876
Originations of loans held for sale	(8,330)	(45,128)
Gains on sales of loans held for sale, net	(270)	(1,602)
Proceeds from sales of loans held for sale	9,493	43,163
Equity-based compensation	6,164	5,152
Net tax benefit related to equity compensation plans	2,369	1,079
Changes in:
Accrued income	3,860	4,156
Accrued expenses and taxes	(72,489)	(88,201)
Other assets and liabilities, net	119,007	78,096
Net cash provided by operating activities	196,052	115,940
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	70,091	49,520
Purchases	(334,546)	(77,576)
Securities available for sale:
Sales	—	129,128
Maturities, calls and principal repayments	439,293	520,441
Purchases	(540,925)	(1,322,855)
Equity securities with readily determinable fair values:
Sales	9,725	—
Purchases	(353)	(226)
Equity securities without readily determinable fair values:
Maturities, calls and principal repayments	6	2,177
Purchases	(11,323)	(7,144)
Payment on low-income housing tax credit investment commitments	(8,395)	(1,173)
Net increase in loans	(608,888)	(398,795)
Net (increase) decrease in fed funds sold and resell agreements	(103,452)	20,522
Net cash activity from acquisitions and divestitures	265,639	16,623
Net decrease (increase) in interest-bearing balances due from other financial institutions	14,368	(11,347)
Purchases of premises and equipment	(8,643)	(5,958)
Proceeds from sales of premises and equipment	2,968	73
Net cash used in investing activities	(814,435)	(1,086,590)

FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(1,207,226)	1,441,071
Net decrease in time deposits	(264,608)	(211,530)
Net (decrease) increase in fed funds purchased and repurchase agreements	(397,900)	444,321
Cash dividends paid	(17,917)	(15,456)
Proceeds from exercise of stock options and sales of treasury shares	615	12,237
Purchases of treasury stock	(22,487)	(4,027)
Net cash (used in) provided by financing activities	(1,909,523)	1,666,616
(Decrease) increase in cash and cash equivalents	(2,527,906)	695,966
Cash and cash equivalents at beginning of period	9,214,564	3,497,566
Cash and cash equivalents at end of period	$6,686,658	$4,193,532

Supplemental disclosures:
Income tax payments	$795	$622
Total interest payments	13,043	14,337
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$6,398	$—
Commitment to fund low-income housing tax credit investments	6,398	—
Transfer of securities from available-for-sale to held-to-maturity	2,857,187	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2022.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on February 24, 2022 (the Form 10-K).

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices. The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri and also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska, Oklahoma, and Texas. The Company also has offices in Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, Wisconsin, Iowa, and New York.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2022 and March 31, 2021 (in thousands):

	March 31,
	2022	2021
Due from the FRB	$6,328,886	$3,806,302
Cash and due from banks	357,772	387,230
Cash and cash equivalents at end of period	$6,686,658	$4,193,532

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $27.1 million and $54.5 million at March 31, 2022 and March 31, 2021, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 425,337 and 424,109 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at March 31, 2022 and 2021.

Certain options, restricted stock and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the three months ended March 31, 2022 and March 31, 2021, there were no outstanding stock options, restricted stock and restricted stock units excluded from the computation of diluted income per share.

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

3.  New Accounting Pronouncements

Troubled Debt Restructurings In March 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures.” The ASU eliminates the accounting guidance for troubled debt restructurings (TDR) by creditors and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also add requirements to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases, disclosed by credit-quality indicator and class of financing receivable. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Consolidated Financial Statements aside from additional and revised disclosures.

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

Specialty lending loans include Asset-based and Factoring loans. Asset-based loans are offered primarily in the form of revolving lines of credit to commercial borrowers that do not generally qualify for traditional bank financing.  Asset-based loans are underwritten based primarily upon the value of the collateral pledged to secure the loan, rather than on the borrower’s general financial condition.  The Company utilizes pre-loan due diligence techniques, monitoring disciplines, and loan management practices common within the asset-based lending industry to underwrite loans to these borrowers.  Factoring loans provide working capital through the purchase and/or financing of accounts receivable to borrowers in the transportation industry and to commercial borrowers that do not generally qualify for traditional bank financing.  During the first quarter of 2022, the Company sold its factoring loan portfolio to an alternative financing company.  The sale included $82.6 million of loans, resulting in a gain of $2.4 million.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$4,564	$1,375	$91,053	$96,992	$7,516,907	$7,613,899
Specialty lending	—	—	11,797	11,797	494,063	505,860
Commercial real estate	9,470	463	2,651	12,584	6,406,926	6,419,510
Consumer real estate	1,397	—	3,892	5,289	2,388,025	2,393,314
Consumer	49	1	572	622	132,193	132,815
Credit cards	1,679	1,761	366	3,806	393,294	397,100
Leases and other	—	—	25	25	269,177	269,202
Total loans	$17,159	$3,600	$110,356	$131,115	$17,600,585	$17,731,700

	December 31, 2021
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,827	$896	$82,845	$86,568	$7,171,552	$7,258,120
Specialty lending	—	—	—	—	522,362	522,362
Commercial real estate	962	—	4,688	5,650	6,261,894	6,267,544
Consumer real estate	246	489	4,210	4,945	2,315,088	2,320,033
Consumer	105	2	75	182	128,953	129,135
Credit cards	2,369	1,246	457	4,072	387,317	391,389
Leases and other	—	—	25	25	282,263	282,288
Total loans	$6,509	$2,633	$92,300	$101,442	$17,069,429	$17,170,871

The Company sold consumer real estate loans with proceeds of $9.5 million and $43.2 million in the secondary market without recourse during the three months ended March 31, 2022 and 2021, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $110.4 million and $92.3 million at March 31, 2022 and December 31, 2021, respectively.  Restructured loans totaled $7.1 million and $7.3 million at March 31, 2022 and December 31, 2021, respectively.  Loans 90 days past due and still accruing interest amounted to $3.6 million and $2.6 million at March 31, 2022 and December 31, 2021, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2022 and 2021.  Nonaccrual loans with no related allowance for credit losses totaled $101.0 million and $85.9 million at March 31, 2022 and December 31, 2021, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$91,053	$81,686
Specialty lending	11,797	11,797
Commercial real estate	2,651	2,651
Consumer real estate	3,892	3,892
Consumer	572	572
Credit cards	366	366
Leases and other	25	25
Total loans	$110,356	$100,989

	December 31, 2021
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$82,845	$76,493
Specialty lending	—	—
Commercial real estate	4,688	4,688
Consumer real estate	4,210	4,210
Consumer	75	75
Credit cards	457	457
Leases and other	25	25
Total loans	$92,300	$85,948

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$469,143	$2,163,848	$814,546	$327,868	$129,190	$167,029	$3,362,138	$31,816	$7,465,578
Agriculture	2,134	10,521	5,608	2,846	857	1,022	119,042	—	142,030
Overdrafts	—	—	—	—	—	—	6,291	—	6,291
Total Commercial and industrial	471,277	2,174,369	820,154	330,714	130,047	168,051	3,487,471	31,816	7,613,899
Specialty lending:
Asset-based lending	381	41,195	46,958	—	—	—	417,326	—	505,860
Total Specialty lending	381	41,195	46,958	—	—	—	417,326	—	505,860
Commercial real estate:
Owner-occupied	222,719	655,646	463,030	205,136	157,972	237,072	30,383	—	1,971,958
Non-owner-occupied	299,175	980,164	628,839	490,943	117,452	339,899	9,973	—	2,866,445
Farmland	16,236	65,635	261,388	28,963	17,528	53,334	32,177	—	475,261
5+ Multi-family	32,049	30,783	98,196	19,354	1,687	7,255	4,485	—	193,809
1-4 Family construction	16,137	45,105	741	6,753	—	—	2,412	—	71,148
General construction	54,487	541,587	168,536	61,272	62	444	14,501	—	840,889
Total Commercial real estate	640,803	2,318,920	1,620,730	812,421	294,701	638,004	93,931	—	6,419,510
Consumer real estate:
HELOC	—	195	514	344	567	6,529	302,902	1,692	312,743
First lien: 1-4 family	182,247	803,684	675,494	188,428	55,015	153,632	19	—	2,058,519
Junior lien: 1-4 family	1,689	8,371	5,699	3,046	1,241	1,959	47	—	22,052
Total Consumer real estate	183,936	812,250	681,707	191,818	56,823	162,120	302,968	1,692	2,393,314
Consumer:
Revolving line	179	971	—	—	—	—	58,028	1,270	60,448
Auto	2,666	9,014	6,794	4,577	810	486	—	—	24,347
Other	6,983	29,744	1,691	1,635	1,419	2,311	4,237	—	48,020
Total Consumer	9,828	39,729	8,485	6,212	2,229	2,797	62,265	1,270	132,815
Credit cards:
Consumer	—	—	—	—	—	—	171,735	—	171,735
Commercial	—	—	—	—	—	—	225,365	—	225,365
Total Credit cards	—	—	—	—	—	—	397,100	—	397,100
Leases and other:
Leases	—	—	—	814	—	1,323	—	—	2,137
Other	536	98,148	45,585	59,213	21,641	5,585	36,357	—	267,065
Total Leases and other	536	98,148	45,585	60,027	21,641	6,908	36,357	—	269,202
Total loans	$1,306,761	$5,484,611	$3,223,619	$1,401,192	$505,441	$977,880	$4,797,418	$34,778	$17,731,700

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture	12,077	5,884	3,308	640	344	1,143	130,946	—	154,342
Overdrafts	—	—	—	—	—	—	18,587	—	18,587
Total Commercial and industrial	2,412,187	951,267	359,656	151,532	115,915	133,043	3,134,273	247	7,258,120
Specialty lending:
Asset-based lending	34,552	49,373	—	—	—	—	331,282	—	415,207
Factoring	—	—	—	—	—	—	107,155	—	107,155
Total Specialty lending	34,552	49,373	—	—	—	—	438,437	—	522,362
Commercial real estate:
Owner-occupied	680,135	519,448	226,631	177,576	91,539	159,482	11,727	—	1,866,538
Non-owner-occupied	1,058,025	689,167	591,886	162,491	135,100	258,541	10,969	—	2,906,179
Farmland	61,505	273,624	34,145	16,969	19,929	34,858	38,239	999	480,268
5+ Multi-family	58,268	95,024	41,426	1,206	511	6,820	2,057	—	205,312
1-4 Family construction	53,004	4,933	17,333	—	—	—	985	—	76,255
General construction	439,973	160,553	64,283	38,505	203	256	29,219	—	732,992
Total Commercial real estate	2,350,910	1,742,749	975,704	396,747	247,282	459,957	93,196	999	6,267,544
Consumer real estate:
HELOC	248	547	327	574	646	6,363	320,410	2,523	331,638
First lien: 1-4 family	830,513	712,264	200,167	58,734	61,641	102,997	19	—	1,966,335
Junior lien: 1-4 family	9,114	6,299	3,361	1,150	820	1,299	17	—	22,060
Total Consumer real estate	839,875	719,110	203,855	60,458	63,107	110,659	320,446	2,523	2,320,033
Consumer:
Revolving line	974	—	—	—	—	—	60,049	120	61,143
Auto	9,886	7,775	5,462	1,107	479	220	—	—	24,929
Other	31,391	2,041	1,949	1,543	2,542	708	2,889	—	43,063
Total Consumer	42,251	9,816	7,411	2,650	3,021	928	62,938	120	129,135
Credit cards:
Consumer	—	—	—	—	—	—	180,296	—	180,296
Commercial	—	—	—	—	—	—	211,093	—	211,093
Total Credit cards	—	—	—	—	—	—	391,389	—	391,389
Leases and other:
Leases	—	—	814	—	739	614	—	—	2,167
Other	99,952	44,113	58,164	22,344	5,631	779	49,138	—	280,121
Total Leases and other	99,952	44,113	58,978	22,344	6,370	1,393	49,138	—	282,288
Total loans	$5,779,727	$3,516,428	$1,605,604	$633,731	$435,695	$705,980	$4,489,817	$3,889	$17,170,871

Accrued interest on loans totaled $47.6 million and $45.2 million as of March 31, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$443,997	$2,048,497	$745,218	$298,758	$120,445	$157,038	$3,138,826	$31,698	$6,984,477
Watch – Pass	15,779	103,276	32,486	22,977	4,771	2,150	103,130	—	284,569
Special Mention	—	2,984	2,386	2,600	570	2,654	38,673	—	49,867
Substandard	9,367	8,812	1,206	3,533	3,404	660	44,779	118	71,879
Doubtful	—	279	33,250	—	—	4,527	36,730	—	74,786
Total Equipment/Accounts Receivable/Inventory	$469,143	$2,163,848	$814,546	$327,868	$129,190	$167,029	$3,362,138	$31,816	$7,465,578
Agriculture
Non-watch list – Pass	$1,934	$10,167	$5,401	$2,542	$703	$1,022	$101,422	$—	$123,191
Watch – Pass	—	354	—	304	154	—	3,632	—	4,444
Special Mention	200	—	—	—	—	—	—	—	200
Substandard	—	—	207	—	—	—	13,988	—	14,195
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$2,134	$10,521	$5,608	$2,846	$857	$1,022	$119,042	$—	$142,030

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,299,784	$874,786	$325,630	$141,667	$106,141	$130,153	$2,750,764	$247	$6,629,172
Watch – Pass	68,322	34,324	25,572	5,056	1,794	698	106,177	—	241,943
Special Mention	5,886	—	2,600	592	1,742	997	41,209	—	53,026
Substandard	25,466	3,023	2,546	3,577	1,202	52	45,053	—	80,919
Doubtful	652	33,250	—	—	4,692	—	41,537	—	80,131
Total Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture
Non-watch list – Pass	$11,512	$5,394	$2,608	$212	$344	$1,143	$100,630	$—	$121,843
Watch – Pass	500	222	328	428	—	—	6,532	—	8,010
Special Mention	—	—	372	—	—	—	1,361	—	1,733
Substandard	65	268	—	—	—	—	22,423	—	22,756
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$12,077	$5,884	$3,308	$640	$344	$1,143	$130,946	$—	$154,342

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

Factoring During the first quarter of 2022, the Company sold its factoring loan portfolio to an alternative financing company.  Prior to the sale of this portfolio, factoring loans were secured by accounts receivable.  The purpose of these loans was for financing current operations for trucking or other commercial customers.  The repayment of debt was reliant upon collection of the accounts receivable within 30 to 90 days.  The Company tracked each individual borrower’s credit risk based on their loan to collateral position.  To assess credit risk, the portfolio was separated into two tiers and a specifically impaired category.  Tier 1 were loans that had not experienced collateral coverage rates falling below an internally tracked threshold at any time during their relationship history.  The internal threshold was lower than each customers’ actual contractual collateral coverage ratio.  Tier 2 were loans that had experienced collateral coverage rates falling below the same internally tracked threshold during their relationship history.  Loans individually evaluated were loans that had either experienced collateral coverage rates falling below an internally tracked threshold during their relationship history or had balances that were greater than an internally tracked threshold.  Individually evaluated loans utilized a practical expedient for the purpose of determining the expected credit loss. Collateral dependent assets were loans placed on non-accrual and loans considered to be TDRs.  The combination of these categories created an associated allowance to this portfolio of $1.0 million as of December 31, 2021.

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of March 31, 2022 and December 31, 2021 (in thousands):

	Asset-based lending
Risk	March 31, 2022	December 31, 2021
In-margin	$495,318	$409,844
Out-of-margin	10,542	5,363
Total	$505,860	$415,207

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of December 31, 2021 (in thousands):

Factoring
Risk	December 31, 2021
Tier 1	$9,433
Tier 2	65,149
Individually evaluated	32,573
Collateral dependent assets	—
Total	$107,155

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Owner-occupied
Non-watch list – Pass	$220,777	$654,551	$451,647	$175,858	$156,402	$230,287	$30,283	$—	$1,919,805
Watch – Pass	1,942	820	10,090	9,843	1,048	3,466	—	—	27,209
Special Mention	—	90	1,263	17,091	—	—	—	—	18,444
Substandard	—	185	30	2,344	522	3,319	100	—	6,500
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$222,719	$655,646	$463,030	$205,136	$157,972	$237,072	$30,383	$—	$1,971,958
Non-owner-occupied
Non-watch list – Pass	$270,118	$934,677	$620,352	$452,911	$94,777	$298,577	$9,973	$—	$2,681,385
Watch – Pass	29,057	45,487	—	38,032	22,675	5,228	—	—	140,479
Special Mention	—	—	8,487	—	—	36,069	—	—	44,556
Substandard	—	—	—	—	—	25	—	—	25
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$299,175	$980,164	$628,839	$490,943	$117,452	$339,899	$9,973	$—	$2,866,445
Farmland
Non-watch list – Pass	$12,236	$44,152	$234,926	$21,444	$3,302	$51,476	$23,939	$—	$391,475
Watch – Pass	—	2,241	11,214	—	227	1,055	—	—	14,737
Special Mention	4,000	3,800	—	6,583	13,983	—	7,274	—	35,640
Substandard	—	15,442	15,248	936	16	803	964	—	33,409
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$16,236	$65,635	$261,388	$28,963	$17,528	$53,334	$32,177	$—	$475,261
5+ Multi-family
Non-watch list – Pass	$32,049	$30,783	$98,196	$19,354	$1,687	$7,255	$4,485	$—	$193,809
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$32,049	$30,783	$98,196	$19,354	$1,687	$7,255	$4,485	$—	$193,809
1-4 Family construction
Non-watch list – Pass	$16,137	$45,105	$741	$6,753	$—	$—	$2,412	$—	$71,148
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$16,137	$45,105	$741	$6,753	$—	$—	$2,412	$—	$71,148
General construction
Non-watch list – Pass	$54,487	$521,028	$168,536	$61,186	$62	$427	$14,501	$—	$820,227
Watch – Pass	—	4,114	—	—	—	—	—	—	4,114
Special Mention	—	16,445	—	—	—	—	—	—	16,445
Substandard	—	—	—	—	—	17	—	—	17
Doubtful	—	—	—	86	—	—	—	—	86
Total General construction	$54,487	$541,587	$168,536	$61,272	$62	$444	$14,501	$—	$840,889

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Owner-occupied
Non-watch list – Pass	$679,662	$507,220	$208,376	$174,352	$89,588	$154,920	$11,627	$—	$1,825,745
Watch – Pass	191	10,891	16,493	1,055	1,143	1,572	—	—	31,345
Special Mention	93	1,304	—	—	—	—	—	—	1,397
Substandard	189	33	1,762	2,169	808	2,990	100	—	8,051
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$680,135	$519,448	$226,631	$177,576	$91,539	$159,482	$11,727	$—	$1,866,538
Non-owner-occupied
Non-watch list – Pass	$976,097	$679,313	$536,084	$143,243	$129,820	$219,701	$10,969	$—	$2,695,227
Watch – Pass	57,052	1,277	55,802	19,248	5,280	2,587	—	—	141,246
Special Mention	24,876	8,577	—	—	—	36,223	—	—	69,676
Substandard	—	—	—	—	—	30	—	—	30
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$1,058,025	$689,167	$591,886	$162,491	$135,100	$258,541	$10,969	$—	$2,906,179
Farmland
Non-watch list – Pass	$40,526	$246,955	$26,332	$2,147	$19,199	$29,136	$28,276	$—	$392,571
Watch – Pass	2,263	10,177	—	823	213	4,889	—	—	18,365
Special Mention	3,800	—	6,875	13,983	517	—	8,999	—	34,174
Substandard	14,916	16,492	938	16	—	833	964	999	35,158
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$61,505	$273,624	$34,145	$16,969	$19,929	$34,858	$38,239	$999	$480,268
5+ Multi-family
Non-watch list – Pass	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
1-4 Family construction
Non-watch list – Pass	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
General construction
Non-watch list – Pass	$436,696	$160,553	$62,675	$38,505	$203	$239	$29,219	$—	$728,090
Watch – Pass	3,277	—	—	—	—	—	—	—	3,277
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,522	—	—	17	—	—	1,539
Doubtful	—	—	86	—	—	—	—	—	86
Total General construction	$439,973	$160,553	$64,283	$38,505	$203	$256	$29,219	$—	$732,992

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
HELOC
Performing	$—	$195	$514	$206	$164	$4,873	$302,804	$1,538	$310,294
Non-performing	—	—	—	138	403	1,656	98	154	2,449
Total HELOC	$—	$195	$514	$344	$567	$6,529	$302,902	$1,692	$312,743
First lien: 1-4 family
Performing	$182,247	$803,684	$675,440	$188,225	$54,978	$152,556	$19	$—	$2,057,149
Non-performing	—	—	54	203	37	1,076	—	—	1,370
Total First lien: 1-4 family	$182,247	$803,684	$675,494	$188,428	$55,015	$153,632	$19	$—	$2,058,519
Junior lien: 1-4 family
Performing	$1,689	$8,371	$5,699	$3,046	$1,234	$1,893	$47	$—	$21,979
Non-performing	—	—	—	—	7	66	—	—	73
Total Junior lien: 1-4 family	$1,689	$8,371	$5,699	$3,046	$1,241	$1,959	$47	$—	$22,052

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
HELOC
Performing	$248	$531	$188	$165	$381	$4,956	$320,241	$2,440	$329,150
Non-performing	—	16	139	409	265	1,407	169	83	2,488
Total HELOC	$248	$547	$327	$574	$646	$6,363	$320,410	$2,523	$331,638
First lien: 1-4 family
Performing	$830,513	$712,194	$199,949	$58,585	$61,233	$102,194	$19	$—	$1,964,687
Non-performing	—	70	218	149	408	803	—	—	1,648
Total First lien: 1-4 family	$830,513	$712,264	$200,167	$58,734	$61,641	$102,997	$19	$—	$1,966,335
Junior lien: 1-4 family
Performing	$9,114	$6,299	$3,361	$1,143	$800	$1,251	$17	$—	$21,985
Non-performing	—	—	—	7	20	48	—	—	75
Total Junior lien: 1-4 family	$9,114	$6,299	$3,361	$1,150	$820	$1,299	$17	$—	$22,060

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Revolving line
Performing	$179	$971	$—	$—	$—	$—	$57,532	$1,270	$59,952
Non-performing	—	—	—	—	—	—	496	—	496
Total Revolving line	$179	$971	$—	$—	$—	$—	$58,028	$1,270	$60,448
Auto
Performing	$2,666	$8,990	$6,794	$4,543	$810	$486	$—	$—	$24,289
Non-performing	—	24	—	34	—	—	—	—	58
Total Auto	$2,666	$9,014	$6,794	$4,577	$810	$486	$—	$—	$24,347
Other
Performing	$6,983	$29,744	$1,676	$1,635	$1,419	$2,309	$4,237	$—	$48,003
Non-performing	—	—	15	—	—	2	—	—	17
Total Other	$6,983	$29,744	$1,691	$1,635	$1,419	$2,311	$4,237	$—	$48,020

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Revolving line
Performing	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Auto
Performing	$9,886	$7,775	$5,424	$1,107	$479	$220	$—	$—	$24,891
Non-performing	—	—	38	—	—	—	—	—	38
Total Auto	$9,886	$7,775	$5,462	$1,107	$479	$220	$—	$—	$24,929
Other
Performing	$31,391	$2,025	$1,949	$1,525	$2,542	$704	$2,889	$—	$43,025
Non-performing	—	16	—	18	—	4	—	—	38
Total Other	$31,391	$2,041	$1,949	$1,543	$2,542	$708	$2,889	$—	$43,063

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of March 31, 2022 and December 31, 2021 (in thousands):

	Consumer
Risk	March 31, 2022	December 31, 2021
Transactor accounts	$54,503	$57,777
Revolver accounts (by FICO score):
Less than 600	4,395	6,065
600-619	2,534	2,416
620-639	4,361	4,158
640-659	7,723	7,854
660-679	9,251	13,185
680-699	11,881	15,365
700-719	14,462	16,308
720-739	13,811	14,753
740-759	12,573	12,734
760-779	12,806	8,879
780-799	11,629	7,048
800-819	7,598	5,787
820-839	3,441	5,026
840+	767	2,941
Total	$171,735	$180,296

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of March 31, 2022 and December 31, 2021 (in thousands):

	Commercial
Risk	March 31, 2022	December 31, 2021
Current	$214,300	$200,402
Past Due	11,065	10,691
Total	$225,365	$211,093

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2022 and December 31, 2021 (in thousands):

	Leases		Other
Risk	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Non-watch list – Pass	$2,137	$2,167	$266,334	$279,401
Watch – Pass	—	—	706	695
Special Mention	—	—	—	—
Substandard	—	—	25	25
Doubtful	—	—	—	—
Total	$2,137	$2,167	$267,065	$280,121

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

The ACL for State and political HTM securities segment is measured using a loss rate method based on historical bond rating transitions.  Primary risk drivers within the segment are bond ratings in the portfolio along with changes of macro-economic conditions.  There is no ACL for the U.S. Agency and GSE mortgage-backed HTM securities portfolios as they are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government.  For further discussion on these securities, including the aging and amortized cost balance of HTM securities, see Note 5, “Securities.”

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments when appropriate.  The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(8,202)	—	—	(32)	(158)	(1,465)	—	(9,857)	—	(9,857)
Recoveries	661	—	362	28	29	399	—	1,479	—	1,479
Provision	2,477	(877)	(9,317)	120	(298)	810	(20)	(7,105)	105	(7,000)
Ending balance - ACL	$118,668	$861	$47,310	$4,037	$418	$5,819	$2,175	$179,288	$2,045	$181,333
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Three Months Ended March 31, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(4,717)	—	—	(76)	(109)	(1,692)	(8)	(6,602)	—	(6,602)
Recoveries	126	115	509	59	23	442	18	1,292	—	1,292
Provision	1,459	(661)	(2,397)	(2,386)	(791)	(2,392)	(681)	(7,849)	349	(7,500)
Ending balance - ACL	$119,568	$4,673	$60,043	$4,183	$603	$12,144	$1,600	$202,814	$2,959	$205,773
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$91,053	$500	$81,686
Agriculture	—	—	—
Total Commercial and industrial	91,053	500	81,686
Specialty lending:
Asset-based lending	11,797	—	11,797
Total Specialty lending	11,797	—	11,797
Commercial real estate:
Owner-occupied	2,293	—	2,293
Non-owner-occupied	—	—	—
Farmland	440	—	440
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	103	—	103
Total Commercial real estate	2,836	—	2,836
Consumer real estate:
HELOC	2,449	—	2,449
First lien: 1-4 family	1,370	—	1,370
Junior lien: 1-4 family	73	—	73
Total Consumer real estate	3,892	—	3,892
Consumer:
Revolving line	496	—	496
Auto	58	—	58
Other	18	—	18
Total Consumer	572	—	572
Leases and other:
Leases	—	—	—
Other	25	—	25
Total Leases and other	25	—	25
Total loans	$110,175	$500	$100,808

	December 31, 2021
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$82,845	$2,421	$76,493
Agriculture	—	—	—
Total Commercial and industrial	82,845	2,421	76,493
Specialty lending:
Asset-based lending	—	—	—
Factoring	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,764	—	2,764
Non-owner-occupied	—	—	—
Farmland	487	—	487
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	1,626	—	1,626
Total Commercial real estate	4,877	—	4,877
Consumer real estate:
HELOC	2,488	—	2,488
First lien: 1-4 family	1,647	—	1,647
Junior lien: 1-4 family	75	—	75
Total Consumer real estate	4,210	—	4,210
Consumer:
Revolving line	—	—	—
Auto	38	—	38
Other	37	—	37
Total Consumer	75	—	75
Leases and other:
Leases	—	—	—
Other	25	—	25
Total Leases and other	25	—	25
Total loans	$92,032	$2,421	$85,680

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of March 31, 2022 and March 31, 2021.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three-month periods ended March 31, 2022 and March 31, 2021, the Company had no new TDRs.  For the three-month periods ended March 31, 2022 and March 31, 2021, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$388,866	$58	$(6,789)	$382,135
U.S. Agencies	153,489	554	(1,265)	152,778
Mortgage-backed	5,679,853	15,184	(286,815)	5,408,222
State and political subdivisions	2,101,114	18,327	(72,930)	2,046,511
Corporates	381,163	252	(15,330)	366,085
Collateralized loan obligations	194,364	12	(14)	194,362
Total	$8,898,849	$34,387	$(383,143)	$8,550,093

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$69,551	$374	$(751)	$69,174
U.S. Agencies	121,681	3,252	(1)	124,932
Mortgage-backed	7,967,537	93,390	(95,872)	7,965,055
State and political subdivisions	3,270,160	161,674	(9,146)	3,422,688
Corporates	316,840	2,504	(1,498)	317,846
Collateralized loan obligations	76,815	4	—	76,819
Total	$11,822,584	$261,198	$(107,268)	$11,976,514

The following table presents contractual maturity information for securities available for sale at March 31, 2022 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$123,219	$123,499
Due after 1 year through 5 years	1,141,112	1,121,962
Due after 5 years through 10 years	699,721	686,107
Due after 10 years	1,254,944	1,210,303
Total	3,218,996	3,141,871
Mortgage-backed securities	5,679,853	5,408,222
Total securities available for sale	$8,898,849	$8,550,093

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2022, there were no sales of securities available for sale. For the three months ended March 31, 2021 there were $129.1 million in proceeds from sales of securities available for sale.

There were no gross realized gains for the three months ended March 31, 2022. Securities transactions resulted in gross realized gains of $2.7 million for the three months ended March 31, 2021. There were no gross realized losses for either the three months ended March 31, 2022 or 2021.

There were $9.3 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2022 and December 31, 2021, respectively. Of these amounts, $148.7 million and $171.2 million of securities at March 31, 2022 and December 31, 2021, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $27.1 million and $45.8 million as of March 31, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021 (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	35	$364,450	$(6,789)	—	$—	$—	35	$364,450	$(6,789)
U.S. Agencies	5	63,274	(1,265)	—	—	—	5	63,274	(1,265)
Mortgage-backed	659	4,316,175	(269,158)	12	207,738	(17,657)	671	4,523,913	(286,815)
State and political subdivisions	1,302	1,043,982	(62,299)	60	65,444	(10,631)	1,362	1,109,426	(72,930)
Corporates	241	327,050	(15,230)	2	4,044	(100)	243	331,094	(15,330)
Collateralized loan obligations	6	31,220	(14)	—	—	—	6	31,220	(14)
Total	2,248	$6,146,151	$(354,755)	74	$277,226	$(28,388)	2,322	$6,423,377	$(383,143)

	Less than 12 months			12 months or more			Total
December 31, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	4	$58,867	$(751)	—	$—	$—	4	$58,867	$(751)
U.S. Agencies	1	11,149	(1)	—	—	—	1	11,149	(1)
Mortgage-backed	344	5,404,968	(87,301)	13	233,295	(8,571)	357	5,638,263	(95,872)
State and political subdivisions	357	329,042	(6,969)	31	44,939	(2,177)	388	373,981	(9,146)
Corporates	152	193,899	(1,498)	—	—	—	152	193,899	(1,498)
Collateralized loan obligations	—	—	—	—	—	—	—	—	—
Total	858	$5,997,925	$(96,520)	44	$278,234	$(10,748)	902	$6,276,159	$(107,268)

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

For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  For the State and political, Corporate, and Collateralized loan obligations portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis.  The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends.

As of March 31, 2022 and December 31, 2021, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at March 31, 2022 and December 31, 2021, respectively (in thousands):

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$6,000	$4	$—	$6,004	$—	$6,000
Mortgage-backed	2,490,693	10	(66,501)	2,424,202	—	2,490,693
State and political subdivisions	2,105,539	363	(142,653)	1,963,249	(2,045)	2,103,494
Total	$4,602,232	$377	$(209,154)	$4,393,455	$(2,045)	$4,600,187

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Mortgage-backed	$396,134	$14	$(2,431)	$393,717	$—	$396,134
State and political subdivisions	1,084,282	3,346	(38,954)	1,048,674	(1,940)	1,082,342
Total	$1,480,416	$3,360	$(41,385)	$1,442,391	$(1,940)	$1,478,476

The following table presents contractual maturity information for securities held to maturity at March 31, 2022 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$13,819	$13,784
Due after 1 year through 5 years	151,022	144,816
Due after 5 years through 10 years	616,835	579,542
Due after 10 years	1,329,863	1,231,111
Total	2,111,539	1,969,253
Mortgage-backed securities	2,490,693	2,424,202
Total securities held to maturity	$4,602,232	$4,393,455

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 30, 2022 or 2021.

During the first quarter of 2022, securities with an amortized cost of $3.0 billion and a fair value of $2.9 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfer of securities was made at fair value at the time of transfer. The unrealized holding loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $155.7 million at March 31, 2022.

Accrued interest on securities held to maturity totaled $17.0 million and $5.3 million as March 31, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021, respectively (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	—	$—	$—	—	$—	$—
Mortgage-backed	194	2,404,509	(66,501)	—	—	—	194	2,404,509	(66,501)
State and political subdivisions	1,205	1,625,062	(96,594)	41	332,118	(46,059)	1,246	1,957,180	(142,653)
Total	1,399	$4,029,571	$(163,095)	41	$332,118	$(46,059)	1,440	$4,361,689	$(209,154)

	Less than 12 months			12 months or more			Total
December 31, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Mortgage-backed	12	$317,887	$(2,431)	—	$—	$—	12	$317,887	$(2,431)
State and political subdivisions	58	585,153	(12,494)	28	217,579	(26,460)	86	802,732	(38,954)
Total	70	$903,040	$(14,925)	28	$217,579	$(26,460)	98	$1,120,619	$(41,385)

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The U.S. Agency and GSE mortgage-backed securities are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. Therefore, the Company’s expected lifetime loss for these portfolios is zero and there is no ACL recorded for this portfolio. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.

For the State and political subdivision portfolio, the Company’s holdings are in general obligation bonds as well as private placement bonds, which have very low historical default rates due to issuers generally having unlimited taxing authority to service the debt. The Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis. The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. The underlying bonds are evaluated for credit losses in conjunction with management’s estimate of the ACL based on credit rating.

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at March 31, 2022 and December 31, 2021 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
March 31, 2022	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$379,924	$560,001	$20,219	$830	$960,974
Utilities	342,489	690,649	81,855	29,572	—	—	1,144,565
Total state and political subdivisions	$342,489	$690,649	$461,779	$589,573	$20,219	$830	$2,105,539

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2021	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$372,696	$605,104	$20,678	$870	$999,348
Utilities	55,096	29,838	—	—	84,934
Total state and political subdivisions	$427,792	$634,942	$20,678	$870	$1,084,282

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

All held-to-maturity securities were current and not past due at March 31, 2022.

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

Trading Securities

There were net unrealized losses on trading securities of $280 thousand and net unrealized losses of $40 thousand at March 31, 2022 and 2021, respectively.  Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $1.6 million and $3.2 million at March 31, 2022 and December 31, 2021, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
FRB and FHLB stock	$36,222	$36,222
Equity securities with readily determinable fair values	53,056	64,149
Equity securities without readily determinable fair values	242,845	226,727
Total	$332,123	$327,098

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Equity securities without readily determinable fair values include equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  Unrealized gains or losses on equity securities with and without readily determine fair values are recognized in the Investment securities losses, net line of the Company’s Consolidated Statements of Income.

Investment Securities Losses, Net

The table below presents the components of Investments securities losses, net for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Investment securities losses, net
Available-for-sale debt securities:
Gains realized on sales	$—	$2,720
Equity securities with readily determinable fair values:
Fair value adjustments, net	(1,722)	(13,918)
Equity securities without readily determinable fair values:
Fair value adjustments, net	1,200	2,862
Total investment securities losses, net	$(522)	$(8,336)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2022 and December 31, 2021 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2022	$59,419	$51,332	$63,767	$174,518
Branch acquisition	3,694	—	4,013	7,707
Balances as of March 31, 2022	$63,113	$51,332	$67,780	$182,225

Balances as of January 1, 2021	$59,419	$51,332	$70,116	$180,867
Sale of component of business segment	—	—	(6,349)	(6,349)
Balances as of December 31, 2021	$59,419	$51,332	$63,767	$174,518

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$73,512	$123,571
Accumulated amortization	49,781	58,100	107,881
Net carrying amount	$278	$15,412	$15,690

	As of December 31, 2021
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,167	$121,226
Accumulated amortization	49,623	57,187	106,810
Net carrying amount	$436	$13,980	$14,416

On March 28, 2022, the Company acquired a bank branch. Included in the branch acquisition were $42.9 million in loans and $234.5 million of deposits.  The purchase resulted in recognition of $7.7 million of goodwill and a $2.3 million core deposit intangible asset.

On March 31, 2021, the Company sold its membership interests in its Prairie Capital Management, LLC and UMB Merchant Banc, LLC subsidiaries, a component of its Personal Banking segment.  The sale included disposition of $6.3 million of goodwill and $1.9 million of net unamortized customer relationship intangibles.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2022	2021
Aggregate amortization expense	$1,071	$1,380

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2022	$3,408
For the year ending December 31, 2023	3,899
For the year ending December 31, 2024	3,169
For the year ending December 31, 2025	2,962
For the year ending December 31, 2026	2,103

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2022 and December 31, 2021, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$74,523	$—	$—	$—	$74,523
U.S. Agencies	2,210,192	171,106	298,422	500	2,680,220
Total repurchase agreements	$2,284,715	$171,106	$298,422	$500	$2,754,743

	As of December 31, 2021
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$2,820,788	$404,800	$250	$3,225,838
Total repurchase agreements	$2,820,788	$404,800	$250	$3,225,838

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments:  Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2022.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Business Segment Information

Business Segment financial results for the three months ended March 31, 2022 and March 31, 2021 were as follows (in thousands):

	Three Months Ended March 31, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$145,002	$26,253	$39,100	$210,355
Provision for credit losses	(7,040)	151	389	(6,500)
Noninterest income	26,707	73,262	23,709	123,678
Noninterest expense	79,596	75,592	59,590	214,778
Income before taxes	99,153	23,772	2,830	125,755
Income tax expense	15,606	3,741	445	19,792
Net income	$83,547	$20,031	$2,385	$105,963
Average assets	$16,827,000	$14,677,000	$7,650,000	$39,154,000

	Three Months Ended March 31, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$136,410	$22,138	$35,567	$194,115
Provision for credit losses	(8,178)	220	458	(7,500)
Noninterest income	8,176	68,421	32,300	108,897
Noninterest expense	69,725	71,282	59,939	200,946
Income before taxes	83,039	19,057	7,470	109,566
Income tax expense	12,826	2,943	1,154	16,923
Net income	$70,213	$16,114	$6,316	$92,643
Average assets	$14,204,000	$11,603,000	$7,245,000	$33,052,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended March 31, 2022 and March 31, 2021, the Company had $8.1 million and $7.8 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

Investment securities losses, net – In the regular course of business, the Company recognizes gains on the sale of available-for-sale securities. Additionally, the Company recognizes gains and losses on equity securities with readily determinable fair values and equity securities without readily determinable fair values.  These gains and losses are recognized in accordance with ASC 321, Equity Securities, and are outside of the scope of ASC 606.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2022.  Total receivables from revenue recognized under the scope of ASC 606 were $81.5 million and $73.6 million as of March 31, 2022 and December 31, 2021, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three months ended March 31, 2022 and March 31, 2021.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2022 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended March 31, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$45,485	$14,043	$—	$59,528
Trading and investment banking	—	155	—	5,285	5,440
Service charges on deposit accounts	8,945	13,890	1,737	70	24,642
Insurance fees and commissions	—	—	259	—	259
Brokerage fees	33	1,484	1,939	—	3,456
Bankcard fees	13,974	5,331	5,220	(7,890)	16,635
Investment securities losses, net	—	—	—	(522)	(522)
Other	164	424	686	12,966	14,240
Total Noninterest income	$23,116	$66,769	$23,884	$9,909	$123,678

	Three Months Ended March 31, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$37,485	$17,349	$—	$54,834
Trading and investment banking	—	301	—	9,055	9,356
Service charges on deposit accounts	7,905	12,577	1,424	70	21,976
Insurance fees and commissions	—	—	420	—	420
Brokerage fees	64	1,319	1,951	—	3,334
Bankcard fees	12,535	4,813	4,941	(7,616)	14,673
Investment securities losses, net	—	—	—	(8,336)	(8,336)
Other	231	404	669	11,336	12,640
Total Noninterest income	$20,735	$56,899	$26,754	$4,509	$108,897

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	March 31,	December 31,
	2022	2021
Commitments to extend credit for loans (excluding credit card loans)	$10,214,525	$10,122,617
Commitments to extend credit under credit card loans	3,809,495	3,743,165
Commercial letters of credit	4,501	2,754
Standby letters of credit	414,036	365,030
Forward contracts	8,127	9,729
Spot foreign exchange contracts	12,148	2,946

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

The ACL for off-balance sheet credit exposures was $3.1 million and $2.6 million as of March 31, 2022 and December 31, 2021, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  Provision for off-balance sheet credit exposures of $500 thousand was recorded for the three months ended March 31, 2022.  No provision for off-balance sheet credit exposures was recorded for the three months ended March 31, 2021.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2022 and December 31, 2021.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2022	2021	2022	2021
Interest Rate Products:
Derivatives not designated as hedging instruments	$19,113	$57,134	$43,016	$13,944
Derivatives designated as hedging instruments	860	546	—	—
Total	$19,973	$57,680	$43,016	$13,944

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of both March 31, 2022 and December 31, 2021, the Company had 10 interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities.  These swaps had an aggregate notional amount of $1.0 billion at both March 31, 2022 and December 31, 2021.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of March 31, 2022 and December 31, 2021, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both March 31, 2022 and December 31, 2021.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $11.2 million, or $8.4 million net of tax, and $12.3 million, or $9.4 million net of tax, as of March 31, 2022 and December 31, 2021, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 2.4 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $442 thousand from AOCI to Interest expense and $5.1 million from AOCI to Interest income during the next 12 months.  As of March 31, 2022, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 14.5 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income.  As of March 31, 2022, the Company had 204 interest rate swaps with an aggregate notional amount of $3.3 billion related to this program.  As of December 31, 2021, the Company had 188 interest rate swaps with an aggregate notional amount of $2.9 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Interest Rate Products
Derivatives not designated as hedging instruments	$183	$489
Total	$183	$489
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$36,676	$9,328
Fair value adjustments on hedged items	(36,058)	(9,251)
Total	$618	$77

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	For the Three Months Ended March 31, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,163	$1,718	$(555)
Interest rate swaps	4,680	4,680	—	(312)	(312)	—
Total	$4,680	$4,680	$—	$851	$1,406	$(555)

	For the Three Months Ended March 31, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,166	$1,721	$(555)
Interest rate swaps	6,503	6,503	—	(324)	(324)	—
Total	$6,503	$6,503	$—	$842	$1,397	$(555)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $2.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2022, the Company had posted $11.3 million of collateral. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at March 31, 2022
Description	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$602	$602	$—	$—
State and political subdivisions	15,474	—	15,474	—
Corporates	800	800	—	—
Trading – other	183	183	—	—
Trading securities	17,059	1,585	15,474	—
U.S. Treasury	382,135	382,135	—	—
U.S. Agencies	152,778	—	152,778	—
Mortgage-backed	5,408,222	—	5,408,222	—
State and political subdivisions	2,046,511	—	2,046,511	—
Corporates	366,085	366,085	—	—
Collateralized loan obligations	194,362	—	194,362	—
Available-for-sale securities	8,550,093	748,220	7,801,873	—
Equity securities with readily determinable fair values	53,056	53,056	—	—
Company-owned life insurance	65,094	—	65,094	—
Bank-owned life insurance	501,308	—	501,308	—
Derivatives	19,973	—	19,973	—
Total	$9,206,583	$802,861	$8,403,722	$—
Liabilities
Derivatives	$43,016	$—	$43,016	$—
Securities sold not yet purchased	1,621	—	1,621	—
Total	$44,637	$—	$44,637	$—

	Fair Value Measurement at December 31, 2021
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,625	$1,625	$—	$—
U.S. Agencies	2,159	—	2,159	—
Mortgage-backed	2,060	—	2,060	—
State and political subdivisions	21,671	—	21,671	—
Corporates	4,000	4,000	—	—
Trading – other	360	360	—	—
Trading securities	31,875	5,985	25,890	—
U.S. Treasury	69,174	69,174	—	—
U.S. Agencies	124,932	—	124,932	—
Mortgage-backed	7,965,055	—	7,965,055	—
State and political subdivisions	3,422,688	—	3,422,688	—
Corporates	317,846	317,846	—	—
Collateralized loan obligations	76,819	—	76,819	—
Available for sale securities	11,976,514	387,020	11,589,494	—
Equity securities with readily determinable fair values	64,149	64,149	—	—
Company-owned life insurance	65,245	—	65,245	—
Bank-owned life insurance	498,373	—	498,373	—
Derivatives	57,680	—	57,680	—
Total	$12,693,836	$457,154	$12,236,682	$—
Liabilities
Derivatives	$13,944	$—	$13,944	$—
Securities sold not yet purchased	3,197	—	3,197	—
Total	$17,141	$—	$17,141	$—

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

Assets measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at March 31, 2022 Using
Description	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Three Months Ended March 31
Collateral dependent assets	$10,916	$—	$—	$10,916	$(6,278)
Other real estate owned	—	—	—	—	—
Total	$10,916	$—	$—	$10,916	$(6,278)

	Fair Value Measurement at December 31, 2021 Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$46,979	$—	$—	$46,979	$1,521
Other real estate owned	—	—	—	—	—
Total	$46,979	$—	$—	$46,979	$1,521

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

The estimated fair value of the Company’s financial instruments at March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Fair Value Measurement at March 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$8,033,522	$6,715,213	$1,318,309	$—	$8,033,522
Securities available for sale	8,550,093	748,220	7,801,873	—	8,550,093
Securities held to maturity (exclusive of allowance for credit losses)	4,602,232	—	4,393,455	—	4,393,455
Trading securities	17,059	1,585	15,474	—	17,059
Other securities	332,123	53,056	279,067	—	332,123
Loans (exclusive of allowance for credit losses)	17,732,083	—	17,820,959	—	17,820,959
Derivatives	19,973	—	19,973	—	19,973
FINANCIAL LIABILITIES
Demand and savings deposits	33,775,532	33,775,532	—	—	33,775,532
Time deposits	587,033	—	587,033	—	587,033
Other borrowings	2,840,535	85,791	2,754,744	—	2,840,535
Long-term debt	272,036	—	278,844	—	278,844
Derivatives	43,016	—	43,016	—	43,016
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2,167
Commercial letters of credit					47
Standby letters of credit					924

	Fair Value Measurement at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$10,472,084	$9,255,727	$1,216,357	$—	$10,472,084
Securities available for sale	11,976,514	387,020	11,589,494	—	11,976,514
Securities held to maturity (exclusive of allowance for credit losses)	1,480,416	—	1,442,391	—	1,442,391
Trading securities	31,875	5,985	25,890	—	31,875
Other securities	327,098	64,149	262,949	—	327,098
Loans (exclusive of allowance for credit losses)	17,172,148	—	17,506,662	—	17,506,662
Derivatives	57,680	—	57,680	—	57,680
FINANCIAL LIABILITIES
Demand and savings deposits	34,748,286	34,748,286	—	—	34,748,286
Time deposits	851,641	—	851,641	—	851,641
Other borrowings	3,238,435	12,597	3,225,838	—	3,238,435
Long-term debt	271,544	—	285,961	—	285,961
Derivatives	13,944	—	13,944	—	13,944
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					7,841
Commercial letters of credit					179
Standby letters of credit					3,553

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity For U.S. Agency and mortgage-backed securities, as well as general obligation bonds in the State and political subdivision portfolio, fair values are based on quoted market prices or dealer quotes, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Prices are provided by third-party pricing services and are based on observable market inputs. On an annual basis, the Company compares a sample of these prices to other independent sources for the same securities. Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing services. Based on this research, the pricing services may affirm or revise their quoted price. No significant adjustments have been made to the prices provided by the pricing services. The pricing services also provide documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate.  For private placement bonds in the State and political subdivision portfolio, fair values are estimated by discounting the future cash flows using current market rates.

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2022 and December 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month period ended March 31, 2022.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

•	impacts related to or resulting from Russia’s military action in Ukraine, such as the broader impacts to financial markets and the global macroeconomic and geopolitical environments; or
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

Overview

Over the past two years, the Company has experienced the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, reductions in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the American Rescue Plan Act of 2021, both including the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the first quarter of 2022, the Company’s results of operations included continued maintenance of the ACL at a level appropriate given the state of key macroeconomic variables utilized in the econometric models at March 31, 2022.  Additionally, the Company continued to see impacts of the volatile equity and debt markets and low interest rate environment in its fee-based businesses.

The COVID-19 pandemic has necessitated certain actions related to the way the Company operates its business. The Company is carefully monitoring the activities of its vendors and other third-party service providers to mitigate the risks associated with any potential service disruptions. The length of time it may be required to operate under such circumstances and future degrees of disruption remain uncertain. While the Company has not experienced material adverse disruptions to its internal operations due to the pandemic, it continues to review evolving risks and developments.

The Company focuses on the following four core financial objectives.  Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the first quarter of 2022, total revenue increased $31.0 million, or 10.2%, as compared to the first quarter of 2021, while noninterest expense increased $13.8 million, or 6.9%, for the same period.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  During the first quarter of 2022, the Company had an increase in net interest income of $16.2 million, or 8.4%, from the same period in 2021.  The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, partially offset by a decrease in rates compared to the first quarter of 2021. The increase in interest income was driven by an increase of $2.3 billion in average non-PPP loans.  This increase was offset by reduced interest rates and decreased income from the PPP for the three months ended March 31, 2022, as compared to the same period in 2021.  Loan interest income related to loans recorded under the PPP decreased $11.5 million in the first quarter of 2022 as compared to the prior year, primarily due to a decline in average PPP balances of $1.2 billion.  Average loan balances increased $1.1 billion, or 6.9%, for the first quarter of 2022, compared to the same period in 2021. The funding for these assets was driven primarily by a 9.8% increase in average interest-bearing liabilities and a 43.8% increase in noninterest-bearing deposits.  Net interest margin, on a tax-equivalent basis, decreased 24 basis points compared to the same period in 2021, in large part due to excess liquidity buildup, and repricing of earning assets in the low interest rate environment.  These declines were partially offset by a three-basis-point decrease in cost of interest-bearing deposits.  Net interest spread contracted by 24 basis points during the same period.  The Company expects to see continued volatility in the economic markets and governmental responses to the COVID-19 pandemic.  These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $14.8 million, or 13.6%, to $123.7 million for the three months ended March 31, 2022, compared to the same period in 2021.  This change is primarily due to an increase in the value of the company’s investment in Tattooed Chef, Inc. (TTCF), trust and securities processing, and service charges on deposits, offset by a decrease in trading and investment banking income. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At March 31, 2022, noninterest income represented 37.0% of total revenues, compared to 35.9% at March 31, 2021.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At March 31, 2022, the Company had $2.7 billion in total shareholders’ equity. This is a decrease of $209.8 million, or 7.1%, compared to total shareholders’ equity at March 31, 2021.  At March 31, 2022, the Company had a total risk-based capital ratio of 13.55%.  The Company repurchased 226,706 shares of common stock at an average price of $99.19 per share during the first quarter of 2022.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2022.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $106.0 million for the three-month period ended March 31, 2022, compared to net income of $92.6 million for the same period a year earlier.  Basic earnings per share for the first quarter of 2022 was $2.19 per share ($2.17 per share fully-diluted) compared to basic earnings per share of $1.93 per share ($1.91 per share fully-diluted) for the first quarter of 2021.  Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2022 were 1.10% and 14.65%, respectively, compared to 1.14% and 12.56%, respectively, for the three-month period ended March 31, 2021.

Net interest income for the three-month period ended March 31, 2022 increased $16.2 million, or 8.4%, compared to the same period in 2021.  For the three-month period ended March 31, 2022, average earning assets increased by $6.0 billion, or 19.2%, compared to the same period in 2021.  Net interest margin, on a tax-equivalent basis, decreased to 2.35% for the three-month period ended March 31, 2022, compared to 2.59% for the same period in 2021.

The provision for credit losses increased by $1.0 million for the three-month period ended March 31, 2022, as compared to the same period in 2021.  Provision expense for both periods represents a release of ACL for each period based on positive macro-economic data and portfolio credit metrics.  The Company’s nonperforming loans increased $33.7 million to $110.4 million at March 31, 2022, compared to March 31, 2021. The ACL on loans as a percentage of total loans decreased to 1.01% as of March 31, 2022, compared to 1.23% at March 31, 2021.  For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $14.8 million, or 13.6%, for the three-month period ended March 31, 2022, compared to the same period in 2021.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $13.8 million, or 6.9%, for the three-month period ended March 31, 2022, compared to the same period in 2021.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three-month period ended March 31, 2022 increased $16.2 million, or 8.4%, compared to the same period in 2021.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2022 decreased 24 basis points as compared to the same period in 2021.  Net interest margin for the three months ended March 31, 2022 decreased 24 basis points compared to the same period in 2021. The changes are primarily due to unfavorable rate variances on loans, partially offset by favorable volume variance on loans and securities and favorable rate variances on interest-bearing deposits.  These variances have led to an increase in the Company’s net interest income during 2022, as compared to results for the same period in 2021. The changes compared to last year have been impacted by loan growth and increased liquidity, offset by lower loan rates. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.40% for the three-month period ended March 31, 2022, and 2.66% for the same period in 2021.

	Three Months Ended March 31,
	2022		2021
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$17,361,077	3.49%	$16,246,093	3.75%
Securities:
Taxable	9,461,567	1.86	6,398,188	1.72
Tax-exempt	4,039,739	3.03	4,301,256	2.98
Total securities	13,501,306	2.21	10,699,444	2.23
Federal funds and resell agreements	1,265,776	0.78	1,643,894	0.70
Interest-bearing due from banks	5,320,360	0.19	2,823,771	0.10
Other earning assets	20,836	4.38	17,540	4.30
Total earning assets	37,469,355	2.47	31,430,742	2.74
Allowance for credit losses	(198,217)		(219,672)
Other assets	1,882,376		1,841,224
Total assets	$39,153,514		$33,052,294
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$18,554,694	0.13%	$17,072,344	0.16%
Federal funds and repurchase agreements	2,973,785	0.29	2,519,373	0.30
Borrowed funds	271,731	4.66	269,576	4.78
Total interest-bearing liabilities	21,800,210	0.21	19,861,293	0.24
Noninterest-bearing demand deposits	14,025,585		9,753,680
Other liabilities	394,714		445,777
Shareholders' equity	2,933,005		2,991,544
Total liabilities and shareholders' equity	$39,153,514		$33,052,294
Net interest spread		2.26%		2.50%
Net interest margin		2.35		2.59

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $4.1 billion for the three-month period ended March 31, 2022, compared to the same period in 2021.  The benefit from interest-free funds remained flat compared to the same period in 2021.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2022 and 2021
	Volume	Rate	Total
Change in interest earned on:
Loans	$9,954	$(10,654)	$(700)
Securities:
Taxable	13,897	2,323	16,220
Tax-exempt	(1,722)	613	(1,109)
Federal funds sold and resell agreements	(702)	331	(371)
Interest-bearing due from banks	892	862	1,754
Trading	24	2	26
Interest income	22,343	(6,523)	15,820
Change in interest incurred on:
Interest-bearing deposits	556	(1,181)	(625)
Federal funds purchased and repurchase agreements	330	(68)	262
Other borrowed funds	25	(82)	(57)
Interest expense	911	(1,331)	(420)
Net interest income	$21,432	$(5,192)	$16,240

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2022	2021	Change
Average earning assets	$37,469,355	$31,430,742	$6,038,613
Interest-bearing liabilities	21,800,210	19,861,293	1,938,917
Interest-free funds	$15,669,145	$11,569,449	$4,099,696
Free funds ratio (interest free funds to average earning assets)	41.82%	36.81%	5.01%
Tax-equivalent yield on earning assets	2.47	2.74	(0.27)
Cost of interest-bearing liabilities	0.21	0.24	(0.03)
Net interest spread	2.26	2.50	(0.24)
Benefit of interest-free funds	0.09	0.09	—
Net interest margin	2.35%	2.59%	(0.24)%

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

Based on the factors above, management of the Company recorded a reduction of $6.5 million as provision for credit losses for the three-month period ended March 31, 2022, compared to a reduction of $7.5 million for the same period in 2021.  This change is the result of applying the methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment.  As illustrated in Table 3 below, the ACL on loans decreased to 1.01% of total loans as of March 31, 2022, compared to 1.23% of total loans as of March 31, 2021.

Table 3 presents a summary of the Company’s ACL for the three-month periods ended March 31, 2022 and 2021, and for the year ended December 31, 2021.  Net charge-offs were $8.4 million for the three-month period ended March 31, 2022, compared to $5.3 million for the same period in 2021.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2022	2021	2021
Allowance – January 1	$196,711	$218,583	$218,583
Provision for credit losses	(7,000)	(7,500)	23,000
Charge-offs:
Commercial and industrial	(8,202)	(4,717)	(13,981)
Specialty lending	—	—	(31,945)
Commercial real estate	—	—	(1,198)
Consumer real estate	(32)	(76)	(96)
Consumer	(158)	(109)	(2,424)
Credit cards	(1,465)	(1,692)	(6,011)
Leases and other	—	(8)	(8)
Total charge-offs	(9,857)	(6,602)	(55,663)
Recoveries:
Commercial and industrial	661	126	6,694
Specialty lending	—	115	187
Commercial real estate	362	509	1,560
Consumer real estate	28	59	142
Consumer	29	23	223
Credit cards	399	442	1,967
Leases and other	—	18	18
Total recoveries	1,479	1,292	10,791
Net charge-offs	(8,378)	(5,310)	(44,872)
Allowance for credit losses – end of period	$181,333	$205,773	$196,711
Allowance for credit losses on loans	$179,288	$202,814	$194,771
Allowance for credit losses on held-to-maturity securities	2,045	2,959	1,940
Loans at end of period, net of unearned interest	17,731,700	16,497,385	17,170,871
Held-to-maturity securities at end of period	4,602,232	1,042,670	1,480,416
Total assets at amortized cost	22,333,932	17,540,055	18,651,287
Average loans, net of unearned interest	17,360,071	16,230,886	16,618,350
Allowance for credit losses on loans to loans at end of period	1.01%	1.23%	1.13%
Allowance for credit losses – end of period to total assets at amortized cost	0.81%	1.17%	1.05%
Allowance as a multiple of net charge-offs	5.34x	9.56x	4.38x
Net charge-offs to average loans	0.20%	0.13%	0.27%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2022	2021	22-21	22-21
Trust and securities processing	$59,528	$54,834	$4,694	8.6%
Trading and investment banking	5,440	9,356	(3,916)	(41.9)
Service charges on deposits	24,642	21,976	2,666	12.1
Insurance fees and commissions	259	420	(161)	(38.3)
Brokerage fees	3,456	3,334	122	3.7
Bankcard fees	16,635	14,673	1,962	13.4
Investment securities losses, net	(522)	(8,336)	7,814	(93.7)
Other	14,240	12,640	1,600	12.7
Total noninterest income	$123,678	$108,897	$14,781	13.6%

Noninterest income increased by $14.8 million, or 13.6%, during the three-month period ended March 31, 2022, compared to the same period in 2021.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three-month period ended March 31, 2022, compared to the same period in 2021, was primarily due to an increase in fund services and corporate trust revenues.  For the three-month period ended March 31, 2022, fund services revenue increased $6.4 million, or 23.8%, corporate trust revenue increased $1.7 million, or 17.2%, offset by a decrease in trust services revenue of $3.4 million, or 19.2%.  The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended March 31, 2022 decreased $3.9 million, or 41.9%, compared to the same period in 2021.  This decrease was primarily driven by decreased trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended March 31, 2022 increased by $2.7 million, or 12.1%, compared to the same period last year, driven by higher healthcare income related to customer termination fees.

Bankcard fees for the three-month period ended March 31, 2022 increased $2.0 million, or 13.4%, compared to the same period in 2021.  This increase was driven by higher interchange income.

Investment securities losses, net for the three-month period ended March 31, 2022 increased by $7.8 million, or 93.7%, compared to the same period in 2021. This increase was driven by the $13.9 million increased valuation on the company’s investment in TTCF, during the first quarter of 2022, partially offset by decreased gains on sales of available-for-sale securities and equity earnings on alternative investments.  The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets.  The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended March 31, 2022, increased $1.6 million, or 12.7%, driven by an increase of $5.0 million in derivative income, offset by decreased gains on sale of other assets of $2.1 million and a decrease of $1.3 million in mortgage loan gains.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2022	2021	22-21	22-21
Salaries and employee benefits	$130,634	$127,681	$2,953	2.3%
Occupancy, net	12,232	11,935	297	2.5
Equipment	18,164	19,615	(1,451)	(7.4)
Supplies and services	3,262	3,492	(230)	(6.6)
Marketing and business development	4,932	2,345	2,587	110.3
Processing fees	18,443	15,417	3,026	19.6
Legal and consulting	6,911	5,755	1,156	20.1
Bankcard	6,567	4,956	1,611	32.5
Amortization of other intangible assets	1,071	1,380	(309)	(22.4)
Regulatory fees	3,482	2,546	936	36.8
Other	9,080	5,824	3,256	55.9
Total noninterest expense	$214,778	$200,946	$13,832	6.9%

Noninterest expense increased by $13.8 million, or 6.9%, for the three-month period ended March 31, 2022, compared to the same period in 2021.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $3.0 million, or 2.3%, for the three-month period ended March 31, 2022, compared to the same period in 2021. Bonus and commission expense increased $1.5 million, or 5.5%, for the three-month period ended March 31, 2022, compared to the same period in 2021. Salaries and wages expense increased $0.8 million, or 1.2%, for the three-month period ended March 31, 2022, compared to the same period in 2021. Employee benefits expense increased $0.6 million, or 2.2%, for the three-month period ended March 31, 2022, compared to the same period in 2021.

Equipment expense decreased $1.5 million, or 7.4%, for the three-month period ended March 31, 2022, compared to the same period in 2021, primarily due to lower software and equipment maintenance expense.

Marketing and business development expense increased $2.6 million, or 110.3%, for the three-month period ended March 31, 2022, compared to the same period in 2021, primarily due to higher advertising expense and travel and entertainment expense.

Processing fees increased $3.0 million, or 19.6%, for the three-month period ended March 31, 2022, compared to the same period in 2021, primarily due to increased software subscription cost.

Bankcard expense increased $1.6 million, or 32.5%, for the three-month period ended March 31, 2022, compared to the same period in 2021, primarily due to increased administrative expense and fraud losses.

Other expense increased $3.3 million, or 55.9%, for the three-month period ended March 31, 2022, compared to the same period in 2021, primarily due to increased operational losses and derivative-related expense.

Income Tax Expense

The Company’s effective tax rate was 15.7% for the three months ended March 31, 2022, compared to 15.4% for the same period in 2021.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2022.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$145,002	$136,410	$8,592	6.3%
Provision for credit losses	(7,040)	(8,178)	1,138	13.9
Noninterest income	26,707	8,176	18,531	226.7
Noninterest expense	79,596	69,725	9,871	14.2
Income before taxes	99,153	83,039	16,114	19.4
Income tax expense	15,606	12,826	2,780	21.7
Net income	$83,547	$70,213	$13,334	19.0%

For the three-month period ended March 31, 2022, Commercial Banking net income increased $13.3 million to $83.5 million, as compared to the same period in 2021.  Net interest income increased $8.6 million, or 6.3%, for the three-month period ended March 31, 2022, compared to the same period in 2021, primarily driven by strong loan growth and earning asset mix changes.  Provision for credit losses increased by $1.1 million for the period. Provision expense for both periods represents a release of ACL based on positive macro-economic data and portfolio credit metrics.  Noninterest income increased $18.5 million, or 226.7%, over the same period in 2021 primarily due to an increase of $15.0 million in investment securities gains and $5.0 million in derivative income. Noninterest expense increased $9.9 million, or 14.2%, to $79.6 million for the three-month period ended March 31, 2022, compared to the same period in 2021.  This increase was driven by a $3.2 million increase in technology, service, and overhead expenses, an increase of $2.6 million in other noninterest expense driven by higher operational losses, derivative expense and loan expense in the first quarter of 2022, an increase of $1.1 million in marketing and business development expense due to increased travel and entertainment expense and advertising expense, and an increase of $1.3 million in salary and employee benefits expense driven by increased company performance during the first quarter of 2022.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$26,253	$22,138	$4,115	18.6%
Provision for credit losses	151	220	(69)	(31.4)
Noninterest income	73,262	68,421	4,841	7.1
Noninterest expense	75,592	71,282	4,310	6.0
Income before taxes	23,772	19,057	4,715	24.7
Income tax expense	3,741	2,943	798	27.1
Net income	$20,031	$16,114	$3,917	24.3%

For the three-month period ended March 31, 2022, Institutional Banking net income increased $3.9 million, or 24.3%, compared to the same period last year.  Net interest income increased $4.1 million, or 18.6%, compared to the same period last year, driven by an increase in funds transfer pricing due to an increase in deposit balances.  Noninterest income increased $4.8 million, or 7.1%, primarily due to increases of $6.4 million in fund services income and $1.7 million in corporate trust income, both recorded in trust and securities processing revenue, and $1.3 million in service charges on deposit accounts due to healthcare customer transfer and conversion fees.  These increases were partially offset by a decrease of $3.9 million in bond trading income driven by lower trading volume. Noninterest expense increased $4.3 million, or 6.0%, primarily driven by an increase of $3.3 million in salary and employee benefits expense, an increase of $0.7 million in bankcard expense and an increase of $0.7 million in marketing and business development expense.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$39,100	$35,567	$3,533	9.9%
Provision for credit losses	389	458	(69)	(15.1)
Noninterest income	23,709	32,300	(8,591)	(26.6)
Noninterest expense	59,590	59,939	(349)	(0.6)
Income before taxes	2,830	7,470	(4,640)	(62.1)
Income tax expense	445	1,154	(709)	(61.4)
Net income	$2,385	$6,316	$(3,931)	(62.2)%

For the three-month period ended March 31, 2022, Personal Banking net income decreased by $3.9 million to $2.4 million, as compared to the same period in 2021.  Net interest income increased $3.5 million, or 9.9%, compared to the same period last year due to increased loan balances.  Noninterest income decreased $8.6 million, or 26.6%, for the same period driven by a decrease of $3.4 million in trust and securities processing income, a decrease of $2.3 million in equity earnings on alternative investments, and a decrease of $1.3 million in gains on sale of mortgage originations. Noninterest expense decreased $0.3 million, or 0.6%, primarily due to a decrease of $4.1 million in salaries and employee benefits expense, partially offset by increases of $1.8 million in technology, service, and overhead expenses and $1.3 million in processing fees expense.

Balance Sheet Analysis

Total assets of the Company decreased by $2.1 billion, or 4.9%, as of March 31, 2022, compared to December 31, 2021, primarily due to a decrease of $2.5 billion, or 28.1% in interest-bearing due from banks, partially offset by  an increase of $560.8 million, or 3.3%, in loan balances.

Total assets of the Company increased $5.9 billion, or 17.1%, as of March 31, 2022, compared to March 31, 2021, primarily due to an increase in interest-bearing due from banks of $2.5 billion, or 64.6%, an increase in investment securities of $2.4 billion, or 21.4%, and an increase in loan balances of $1.2 billion, or 7.5%.  Total assets, including interest-bearing due from banks, are being impacted by excess liquidity in the market due to PPP.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2022	2021	2021
Total assets	$40,605,742	$34,669,389	$42,693,484
Loans, net of unearned interest	17,732,084	16,507,660	17,172,148
Total securities	13,501,507	11,123,370	13,815,903
Interest-bearing due from banks	6,355,941	3,860,763	8,841,906
Total earning assets	38,728,008	32,915,833	40,849,603
Total deposits	34,362,565	28,280,792	35,599,927
Total borrowed funds	3,112,571	3,029,892	3,509,979

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

Actual loan balances totaled $17.7 billion as of March 31, 2022, and increased $560.8 million, or 3.3%, compared to December 31, 2021, and increased $1.2 billion, or 7.5%, compared to March 31, 2021.  Compared to December 31, 2021, commercial and industrial loans increased $355.8 million, or 4.9%, commercial real estate loans increased $152.0 million, or 2.4%, and consumer real estate loans increased $73.3 million, or 3.2%.  Compared to March 31, 2021, commercial and industrial loans increased $444.5 million, or 6.2%, consumer real estate loans increased $393.6 million, or 19.7%, commercial real estate loans increased $269.2 million, or 4.4%, and leases and other loans increased $89.1 million, or 49.5%. During the first quarter of 2022, the Company sold its factoring loan portfolio to an alternative financing company.  These loans had actual balances of $107.2 million and $152.4 million as of December 31, 2021 and March 31, 2021, respectively, and had been included in the specialty lending loan segment.  See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $13.5 billion as of March 31, 2022, and $13.8 billion as of December 31, 2021, and comprised 34.9% and 33.8% of the Company’s earning assets, respectively, as of those dates.

During the first quarter of 2022, securities with an amortized cost of $3.0 billion and a fair value of $2.9 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfer of securities was made at fair value at the time of transfer. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

The Company’s AFS securities portfolio comprised 63.3% of the Company’s investment securities portfolio at March 31, 2022 and 86.7% at December 31, 2021.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 74.1 months at March 31, 2022, compared to 67.6 months at December 31, 2021, and 83.9 months at March 31,

2021.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $9.3 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2022 and December 31, 2021, respectively. Of these amounts, $148.7 million and $171.2 million of securities at March 31, 2022 and December 31, 2021, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, and private placement bonds, which are issued primarily to refinance existing revenue bonds in the healthcare and education sectors.  The HTM portfolio, net of the ACL, totaled $4.6 billion at March 31, 2022 and $1.5 billion at December 31, 2021.  The average life of the HTM portfolio was 8.6 years at March 31, 2022, compared to 5.2 years at December 31, 2021, and 6.1 years at March 31, 2021.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.21% for the three-month period ended March 31, 2022, compared to 2.23% for the same period in 2021.

Deposits and Borrowed Funds

Deposits decreased $1.2 billion, or 3.5%, from December 31, 2021 to March 31, 2022 and increased $6.1 billion, or 21.5%, from March 31, 2021 to March 31, 2022.  Total interest-bearing deposits decreased $841.5 million and total noninterest-bearing deposits decreased $395.9 million from December 31, 2021 to March 31, 2022. Total noninterest-bearing deposits increased $4.3 billion, and interest-bearing deposits increased $1.7 billion from March 31, 2021 to March 31, 2022.  The increase in deposits as compared to prior periods is related to the excess liquidity in the market created by the PPP and customer behavior changes related to the COVID-19 pandemic.

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

Long-term debt totaled $272.0 million at March 31, 2022, compared to $271.5 million as of December 31, 2021, and $270.1 million as of March 31, 2021.  In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.  The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations have an aggregate contractual balance of $103.1 million.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit.  As of March 31, 2022, the Company had no advances outstanding on this revolving line of credit.  This borrowing is included in the Short-term debt line on the Company’s Consolidated Balance Sheets.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.8 billion as of March 31, 2022, $3.2 billion at December 31, 2021, and $2.8 billion at March 31, 2021. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of the COVID-19 pandemic.

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

Total shareholders’ equity was $2.7 billion at March 31, 2022, a $397.0 million decrease compared to December 31, 2021, and a $209.8 million decrease compared to March 31, 2021.

The Company’s Board of Directors authorized, at its April 26, 2022, April 27, 2021, and April 28, 2020 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the three-month periods ended March 31, 2022 and 2021, the Company acquired 226,706 shares and 52,658 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.37 per share quarterly cash dividend payable on July 1, 2022, to shareholders of record at the close of business on June 10, 2022.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.6 billion as of March 31, 2022.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of March 31, 2022.

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

The Company's capital position as of March 31, 2022 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended
	March 31,
RATIOS	2022	2021
Common equity tier 1 capital ratio	11.81%	12.25%
Tier 1 risk-based capital ratio	11.81	12.25
Total risk-based capital ratio	13.55	14.28
Leverage ratio	7.53	8.08
Return on average assets	1.10	1.14
Return on average equity	14.65	12.56
Average equity to assets	7.49	9.05

The Company's per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2022	2021
Earnings - basic	$2.19	$1.93
Earnings - diluted	2.17	1.91
Cash dividends	0.37	0.32
Dividend payout ratio	16.9%	16.6%
Book value	$56.78	$61.24

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

Table 11 shows the net interest income increase or decrease over the next two years as of March 31, 2022 and 2021 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	6.1%	3.0%	23.3%	16.1%
200	3.9	1.8	15.4	10.9
100	1.7	0.6	7.5	5.4
Static	—	—	—	—
(100)	(3.4)	(2.3)	(9.7)	(7.9)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	11.6%	6.1%	23.7%	17.1%
200	7.5	3.8	15.7	11.7
100	3.4	1.5	7.6	5.9
Static	—	—	—	—
(100)	(6.0)	(4.9)	(10.9)	(9.7)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $17.1 million as of March 31, 2022, $31.9 million as of December 31, 2021, and $29.1 million as of March 31, 2021.  Securities sold not yet purchased (i.e. short positions) totaled $1.6 million at March 31, 2022, $3.2 million as of December 31, 2021, and $2.0 million at March 31, 2021 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans increased $33.7 million to $110.4 million at March 31, 2022, compared to March 31, 2021, and increased $18.1 million, compared to December 31, 2021.  The increase in nonperforming loans as compared to March 31, 2021 is primarily related to two credits in the commercial and industrial loan segment. The increase in nonperforming loans as compared to December 31, 2021 is primarily related to one credit in the specialty lending segment.

The Company had $4.7 million of other real estate owned as of March 31, 2021. Loans past due more than 90 days and still accruing interest totaled $3.6 million as of March 31, 2022, compared to $1.8 million at March 31, 2021 and $2.6 million as of December 31, 2021.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $7.1 million of restructured loans at March 31, 2022, $7.9 million at March 31, 2021, and $7.3 million at December 31, 2021.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2022	2021	2021
Nonaccrual loans	$103,429	$69,098	$85,207
Restructured loans on nonaccrual	6,927	7,608	7,093
Total nonperforming loans	110,356	76,706	92,300
Other real estate owned	—	4,740	—
Total nonperforming assets	$110,356	$81,446	$92,300
Loans past due 90 days or more	$3,600	$1,773	$2,633
Restructured loans accruing	185	280	189
Allowance for credit losses on loans	179,288	202,814	194,771
Ratios:
Nonperforming loans as a percent of loans	0.62%	0.46%	0.54%
Nonperforming assets as a percent of loans plus other real estate owned	0.62	0.49	0.54
Nonperforming assets as a percent of total assets	0.27	0.23	0.22
Loans past due 90 days or more as a percent of loans	0.02	0.01	0.02
Allowance for credit losses on loans as a percent of loans	1.01	1.23	1.13
Allowance for credit losses on loans as a multiple of nonperforming loans	1.62x	2.64x	2.11x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $8.6 billion of high-quality securities available for sale as of March 31, 2022.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  There were $9.3 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2022 and December 31, 2021, respectively. Of these amounts, $148.7 million and $171.2 million of securities at March 31, 2022 and December 31, 2021, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at March 31, 2022 was $14.4 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding as of March 31, 2022.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.6 billion through advances at the FHLB of Des Moines, but had no outstanding FHLB Des Moines advances as of March 31, 2022.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings.  In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended March 31, 2022.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2022	25,227	$103.24	25,227	1,960,128
February 1 - February 28, 2022	185,459	98.78	185,459	1,774,669
March 1 - March 31, 2022	16,020	97.56	16,020	1,758,649
Total	226,706	$99.19	226,706

On April 27, 2021, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 26, 2022.  On April 26, 2022, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 25, 2023. The Company has not made any repurchases other than through these Repurchase Authorizations.  The Company is not currently engaging in repurchases.  In the future, it may determine to resume repurchases.  All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

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

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: April 28, 2022