Form 10-Q
period 2022-06-30
UMB FINANCIAL CORP
filed 2022-07-28
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 22, 2022, UMB Financial Corporation had 48,306,281 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Loans	$18,972,158	$17,170,871
Allowance for credit losses on loans	(164,346)	(194,771)
Net loans	18,807,812	16,976,100
Loans held for sale	750	1,277
Securities:
Available for sale (amortized cost of $8,317,505 and $11,822,584, respectively)	7,739,216	11,976,514
Held to maturity, net of allowance for credit losses of $2,259 and $1,940, respectively (fair value of $5,245,451 and $1,442,391, respectively)	5,707,282	1,478,476
Trading securities	9,646	31,875
Other securities	342,543	327,098
Total securities	13,798,687	13,813,963
Federal funds sold and securities purchased under agreements to resell	1,055,459	1,216,357
Interest-bearing due from banks	1,825,295	8,841,906
Cash and due from banks	360,242	413,821
Premises and equipment, net	257,729	270,933
Accrued income	144,874	131,102
Goodwill	182,225	174,518
Other intangibles, net	14,465	14,416
Other assets	1,060,303	839,091
Total assets	$37,507,841	$42,693,484

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,925,555	$16,342,642
Interest-bearing demand and savings	16,007,087	18,405,644
Time deposits under $250,000	383,832	403,660
Time deposits of $250,000 or more	169,550	447,981
Total deposits	31,486,024	35,599,927
Federal funds purchased and repurchase agreements	2,661,283	3,238,435
Long-term debt	272,505	271,544
Accrued expenses and taxes	182,185	249,492
Other liabilities	262,956	188,662
Total liabilities	34,864,953	39,548,060

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,305,286 and 48,430,805 shares outstanding, respectively	55,057	55,057
Capital surplus	1,115,504	1,110,520
Retained earnings	2,384,454	2,176,998
Accumulated other comprehensive (loss) income, net	(564,803)	126,314
Treasury stock, 6,751,444 and 6,625,925 shares, at cost, respectively	(347,324)	(323,465)
Total shareholders' equity	2,642,888	3,145,424
Total liabilities and shareholders' equity	$37,507,841	$42,693,484

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans	$169,919	$154,537	$319,389	$304,707
Securities:
Taxable interest	47,295	29,780	90,677	56,942
Tax-exempt interest	23,538	24,743	47,393	49,707
Total securities income	70,833	54,523	138,070	106,649
Federal funds and resell agreements	3,497	2,552	5,947	5,373
Interest-bearing due from banks	4,207	833	6,664	1,536
Trading securities	114	189	299	348
Total interest income	248,570	212,634	470,369	418,613
INTEREST EXPENSE
Deposits	15,439	6,574	21,612	13,372
Federal funds and repurchase agreements	4,998	1,779	7,146	3,665
Other	3,342	3,210	6,465	6,390
Total interest expense	23,779	11,563	35,223	23,427
Net interest income	224,791	201,071	435,146	395,186
Provision for credit losses	13,400	24,000	6,900	16,500
Net interest income after provision for credit losses	211,391	177,071	428,246	378,686
NONINTEREST INCOME
Trust and securities processing	58,886	53,863	118,414	108,697
Trading and investment banking	7,123	8,670	12,563	18,026
Service charges on deposit accounts	20,835	22,592	45,477	44,568
Insurance fees and commissions	245	245	504	665
Brokerage fees	12,391	2,592	15,847	5,926
Bankcard fees	17,840	16,063	34,475	30,736
Investment securities gains, net	60,720	15,455	60,198	7,119
Other	(1,705)	12,109	12,535	24,749
Total noninterest income	176,335	131,589	300,013	240,486
NONINTEREST EXPENSE
Salaries and employee benefits	121,390	120,415	252,024	248,096
Occupancy, net	11,976	12,296	24,208	24,231
Equipment	18,315	19,196	36,479	38,811
Supplies and services	3,492	3,469	6,754	6,961
Marketing and business development	5,308	4,797	10,240	7,142
Processing fees	19,338	16,501	37,781	31,918
Legal and consulting	11,265	8,147	18,176	13,902
Bankcard	5,880	4,529	12,447	9,485
Amortization of other intangible assets	1,225	1,157	2,296	2,537
Regulatory fees	3,464	2,769	6,946	5,315
Other	12,474	8,062	21,554	13,886
Total noninterest expense	214,127	201,338	428,905	402,284
Income before income taxes	173,599	107,322	299,354	216,888
Income tax expense	36,043	19,910	55,835	36,833
NET INCOME	$137,556	$87,412	$243,519	$180,055

PER SHARE DATA
Net income – basic	$2.85	$1.81	$5.03	$3.74
Net income – diluted	2.83	1.79	4.99	3.70
Dividends	0.37	0.32	0.74	0.64
Weighted average shares outstanding – basic	48,347,226	48,294,952	48,376,868	48,196,345
Weighted average shares outstanding – diluted	48,673,964	48,698,319	48,755,059	48,604,140

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$137,556	$87,412	$243,519	$180,055
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(308,352)	76,335	(931,262)	(122,703)
Less: Reclassification adjustment for gains included in net income	—	(1,300)	—	(4,020)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	12,539	—	13,121	—
Change in unrealized gains and losses on debt securities during the period	(295,813)	75,035	(918,141)	(126,723)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	4,437	(3,422)	9,117	3,081
Less: Reclassification adjustment for gains included in net income	(1,090)	(877)	(1,941)	(1,719)
Change in unrealized gains and losses on derivative hedges	3,347	(4,299)	7,176	1,362
Other comprehensive (loss) income, before tax	(292,466)	70,736	(910,965)	(125,361)
Income tax benefit (expense)	70,791	(16,826)	219,848	30,128
Other comprehensive (loss) income	(221,675)	53,910	(691,117)	(95,233)
Comprehensive (loss) income	$(84,119)	$141,322	$(447,598)	$84,822

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – April 1, 2021	$55,057	$1,093,667	$1,968,318	$169,197	$(328,000)	$2,958,239
Total comprehensive income	—	—	87,412	53,910	—	141,322
Dividends ($0.32 per share)	—	—	(15,596)	—	—	(15,596)
Purchase of treasury stock	—	—	—	—	(61)	(61)
Issuances of equity awards, net of forfeitures	—	(79)	—	—	79	—
Recognition of equity-based compensation	—	4,152	—	—	—	4,152
Sale of treasury stock	—	83	—	—	67	150
Exercise of stock options	—	316	—	—	1,722	2,038
Balance – June 30, 2021	$55,057	$1,098,139	$2,040,134	$223,107	$(326,193)	$3,090,244

Balance – April 1, 2022	$55,057	$1,109,585	$2,265,129	$(343,128)	$(338,238)	$2,748,405
Total comprehensive income (loss)	—	—	137,556	(221,675)	—	(84,119)
Dividends ($0.37 per share)	—	—	(18,231)	—	—	(18,231)
Purchase of treasury stock	—	—	—	—	(9,319)	(9,319)
Issuances of equity awards, net of forfeitures	—	—	—	—	—	—
Recognition of equity-based compensation	—	5,738	—	—	—	5,738
Sale of treasury stock	—	90	—	—	57	147
Exercise of stock options	—	91	—	—	176	267
Balance – June 30, 2022	$55,057	$1,115,504	$2,384,454	$(564,803)	$(347,324)	$2,642,888

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2021	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	180,055	(95,233)	—	84,822
Dividends ($0.64 per share)	—	—	(31,167)	—	—	(31,167)
Purchase of treasury stock	—	—	—	—	(4,088)	(4,088)
Issuances of equity awards, net of forfeitures	—	(4,122)	—	—	4,817	695
Recognition of equity-based compensation	—	8,609	—	—	—	8,609
Sale of treasury stock	—	148	—	—	153	301
Exercise of stock options	—	3,054	—	—	11,070	14,124
Balance – June 30, 2021	$55,057	$1,098,139	$2,040,134	$223,107	$(326,193)	$3,090,244

Balance – January 1, 2022	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	243,519	(691,117)	—	(447,598)
Dividends ($0.74 per share)	—	—	(36,063)	—	—	(36,063)
Purchase of treasury stock	—	—	—	—	(31,806)	(31,806)
Issuances of equity awards, net of forfeitures	—	(6,630)	—	—	7,309	679
Recognition of equity-based compensation	—	11,223	—	—	—	11,223
Sale of treasury stock	—	174	—	—	111	285
Exercise of stock options	—	217	—	—	527	744
Balance – June 30, 2022	$55,057	$1,115,504	$2,384,454	$(564,803)	$(347,324)	$2,642,888

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$243,519	$180,055
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,900	16,500
Net amortization of premiums and discounts from acquisition	736	251
Depreciation and amortization	26,194	27,714
Amortization of debt issuance costs	225	225
Deferred income tax expense	584	825
Net decrease (increase) in trading securities and other earning assets	22,229	(19,006)
Gains on investment securities, net	(60,198)	(7,119)
Gains on sales of assets	(3,184)	(3,358)
Amortization of securities premiums, net of discount accretion	22,964	29,373
Originations of loans held for sale	(21,131)	(83,962)
Gains on sales of loans held for sale, net	(609)	(3,242)
Proceeds from sales of loans held for sale	22,267	88,609
Equity-based compensation	11,902	9,304
Net tax benefit related to equity compensation plans	2,313	1,743
Changes in:
Accrued income	(13,871)	4,501
Accrued expenses and taxes	(68,434)	(61,192)
Other assets and liabilities, net	213,403	(3,964)
Net cash provided by operating activities	405,809	177,257
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	223,317	110,262
Purchases	(851,840)	(179,657)
Securities available for sale:
Sales	—	176,802
Maturities, calls and principal repayments	725,027	957,564
Purchases	(1,151,486)	(2,322,572)
Equity securities with readily determinable fair values:
Sales	17,081	72,801
Purchases	(700)	(508)
Equity securities without readily determinable fair values:
Sales	13	2,499
Maturities, calls and principal repayments	83	—
Purchases	(16,232)	(11,928)
Payment on low-income housing tax credit investment commitments	(22,096)	(5,695)
Net increase in loans	(1,889,693)	(846,915)
Net decrease in fed funds sold and resell agreements	160,898	503,814
Net cash activity from acquisitions and divestitures	257,767	18,431
Net decrease (increase) in interest-bearing balances due from other financial institutions	38,596	(29,066)
Purchases of premises and equipment	(16,889)	(15,391)
Proceeds from sales of premises and equipment	6,644	1,828
Purchases of bank-owned and company-owned life insurance	—	(100,000)
Net cash used in investing activities	(2,519,510)	(1,667,731)

FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(4,042,398)	3,195,002
Net decrease in time deposits	(298,259)	(197,782)
Net (decrease) increase in fed funds purchased and repurchase agreements	(577,152)	467,892
Cash dividends paid	(35,790)	(30,935)
Proceeds from exercise of stock options and sales of treasury shares	1,029	14,425
Purchases of treasury stock	(31,806)	(4,088)
Net cash (used in) provided by financing activities	(4,984,376)	3,444,514
(Decrease) increase in cash and cash equivalents	(7,098,077)	1,954,040
Cash and cash equivalents at beginning of period	9,214,564	3,497,566
Cash and cash equivalents at end of period	$2,116,487	$5,451,606

Supplemental disclosures:
Income tax payments	$54,785	$48,003
Total interest payments	31,239	24,388
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$27,490	$12,622
Commitment to fund low-income housing tax credit investments	27,490	12,622
Transfer of loans to other real estate owned	12,313	—
Transfer of securities from available-for-sale to held-to-maturity	3,593,711	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2022 and June 30, 2021 (in thousands):

	June 30,
	2022	2021
Due from the FRB	$1,756,245	$4,981,723
Cash and due from banks	360,242	469,883
Cash and cash equivalents at end of period	$2,116,487	$5,451,606

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $63.9 million and $77.4 million at June 30, 2022 and June 30, 2021, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 326,738 and 403,367 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at June 30, 2022 and 2021, respectively. Diluted year-to-date net income per share includes the dilutive effect of 378,191 and 407,795 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at June 30, 2022 and 2021, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the three and six months ended June 30, 2022 and 2021, there were no outstanding stock options, restricted stock and restricted stock units excluded from the computation of diluted income per share.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, 10 of the Company’s derivatives are designated in qualifying hedging relationships. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI) and are reclassified to earnings when the hedged transaction affects earnings.

3. New Accounting Pronouncements

Troubled Debt Restructurings In March 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures.” The ASU eliminates the accounting guidance for troubled debt restructurings (TDR) by creditors and enhances disclosure requirements for certain loan re-financings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also add requirements to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases, disclosed by credit-quality indicator and class of financing receivable. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Consolidated Financial Statements aside from additional and revised disclosures.

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

Credit cards include both commercial and consumer credit cards.  Commercial credit cards are generally unsecured and are underwritten with criteria similar to commercial loans, including an analysis of the borrower’s cash flow, available business capital, and overall creditworthiness of the borrower.  Consumer credit cards are underwritten based on the borrower’s repayment ability.  The Company monitors delinquencies on all of its consumer credit cards and periodically reviews the distribution of credit scores relative to historical periods to monitor credit risk on its consumer credit card loans.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$15,369	$1,747	$10,158	$27,274	$8,281,580	$8,308,854
Specialty lending	—	—	—	—	545,837	545,837
Commercial real estate	1,776	100	2,600	4,476	6,721,357	6,725,833
Consumer real estate	176	—	4,437	4,613	2,524,279	2,528,892
Consumer	121	—	561	682	171,909	172,591
Credit cards	2,681	1,599	336	4,616	392,676	397,292
Leases and other	—	—	25	25	292,834	292,859
Total loans	$20,123	$3,446	$18,117	$41,686	$18,930,472	$18,972,158

	December 31, 2021
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,827	$896	$82,845	$86,568	$7,171,552	$7,258,120
Specialty lending	—	—	—	—	522,362	522,362
Commercial real estate	962	—	4,688	5,650	6,261,894	6,267,544
Consumer real estate	246	489	4,210	4,945	2,315,088	2,320,033
Consumer	105	2	75	182	128,953	129,135
Credit cards	2,369	1,246	457	4,072	387,317	391,389
Leases and other	—	—	25	25	282,263	282,288
Total loans	$6,509	$2,633	$92,300	$101,442	$17,069,429	$17,170,871

The Company sold consumer real estate loans with proceeds of $22.3 million and $88.6 million in the secondary market without recourse during the six months ended June 30, 2022 and 2021, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $18.1 million and $92.3 million at June 30, 2022 and December 31, 2021, respectively.  Restructured loans totaled $11.2 million and $7.3 million at June 30, 2022 and December 31, 2021, respectively.  Loans 90 days past due and still accruing interest amounted to $3.4 million and $2.6 million at June 30, 2022 and December 31, 2021, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2022 and 2021.  Nonaccrual loans with no related allowance for credit losses totaled $18.1 million and $85.9 million at June 30, 2022 and December 31, 2021, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$10,158	$10,158
Specialty lending	—	—
Commercial real estate	2,600	2,600
Consumer real estate	4,437	4,437
Consumer	561	561
Credit cards	336	336
Leases and other	25	25
Total loans	$18,117	$18,117

	December 31, 2021
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$82,845	$76,493
Specialty lending	—	—
Commercial real estate	4,688	4,688
Consumer real estate	4,210	4,210
Consumer	75	75
Credit cards	457	457
Leases and other	25	25
Total loans	$92,300	$85,948

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,280,093	$1,799,055	$750,442	$298,949	$116,516	$109,993	$3,732,718	$12,175	$8,099,941
Agriculture	12,904	5,969	4,630	2,488	681	811	142,508	686	170,677
Overdrafts	—	—	—	—	—	—	38,236	—	38,236
Total Commercial and industrial	1,292,997	1,805,024	755,072	301,437	117,197	110,804	3,913,462	12,861	8,308,854
Specialty lending:
Asset-based lending	13,279	45,178	43,403	—	—	—	443,977	—	545,837
Total Specialty lending	13,279	45,178	43,403	—	—	—	443,977	—	545,837
Commercial real estate:
Owner-occupied	446,181	615,430	425,538	191,426	149,627	218,128	92,485	—	2,138,815
Non-owner-occupied	367,756	999,661	585,175	474,868	117,895	334,057	11,455	—	2,890,867
Farmland	65,266	63,609	234,913	25,453	17,015	43,179	34,641	56	484,132
5+ Multi-family	30,139	52,827	71,699	19,219	1,674	7,166	3,779	—	186,503
1-4 Family construction	27,681	41,091	—	160	—	—	2,743	902	72,577
General construction	166,905	616,901	111,176	44,191	40	428	13,298	—	952,939
Total Commercial real estate	1,103,928	2,389,519	1,428,501	755,317	286,251	602,958	158,401	958	6,725,833
Consumer real estate:
HELOC	181	—	657	296	556	6,292	309,724	2,096	319,802
First lien: 1-4 family	382,504	777,416	642,288	182,611	51,162	148,059	16	—	2,184,056
Junior lien: 1-4 family	4,886	9,105	5,197	2,863	1,115	1,806	62	—	25,034
Total Consumer real estate	387,571	786,521	648,142	185,770	52,833	156,157	309,802	2,096	2,528,892
Consumer:
Revolving line	1,381	906	—	—	—	—	57,100	1,161	60,548
Auto	5,395	8,247	5,883	3,891	616	348	—	—	24,380
Other	12,287	28,338	1,446	1,476	1,285	2,264	40,567	—	87,663
Total Consumer	19,063	37,491	7,329	5,367	1,901	2,612	97,667	1,161	172,591
Credit cards:
Consumer	—	—	—	—	—	—	178,456	—	178,456
Commercial	—	—	—	—	—	—	218,836	—	218,836
Total Credit cards	—	—	—	—	—	—	397,292	—	397,292
Leases and other:
Leases	—	—	—	814	—	1,306	—	—	2,120
Other	45,839	96,193	42,556	31,440	18,406	1,117	55,188	—	290,739
Total Leases and other	45,839	96,193	42,556	32,254	18,406	2,423	55,188	—	292,859
Total loans	$2,862,677	$5,159,926	$2,925,003	$1,280,145	$476,588	$874,954	$5,375,789	$17,076	$18,972,158

	December 31, 2021
Loan Segment and Type							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture	12,077	5,884	3,308	640	344	1,143	130,946	—	154,342
Overdrafts	—	—	—	—	—	—	18,587	—	18,587
Total Commercial and industrial	2,412,187	951,267	359,656	151,532	115,915	133,043	3,134,273	247	7,258,120
Specialty lending:
Asset-based lending	34,552	49,373	—	—	—	—	331,282	—	415,207
Factoring	—	—	—	—	—	—	107,155	—	107,155
Total Specialty lending	34,552	49,373	—	—	—	—	438,437	—	522,362
Commercial real estate:
Owner-occupied	680,135	519,448	226,631	177,576	91,539	159,482	11,727	—	1,866,538
Non-owner-occupied	1,058,025	689,167	591,886	162,491	135,100	258,541	10,969	—	2,906,179
Farmland	61,505	273,624	34,145	16,969	19,929	34,858	38,239	999	480,268
5+ Multi-family	58,268	95,024	41,426	1,206	511	6,820	2,057	—	205,312
1-4 Family construction	53,004	4,933	17,333	—	—	—	985	—	76,255
General construction	439,973	160,553	64,283	38,505	203	256	29,219	—	732,992
Total Commercial real estate	2,350,910	1,742,749	975,704	396,747	247,282	459,957	93,196	999	6,267,544
Consumer real estate:
HELOC	248	547	327	574	646	6,363	320,410	2,523	331,638
First lien: 1-4 family	830,513	712,264	200,167	58,734	61,641	102,997	19	—	1,966,335
Junior lien: 1-4 family	9,114	6,299	3,361	1,150	820	1,299	17	—	22,060
Total Consumer real estate	839,875	719,110	203,855	60,458	63,107	110,659	320,446	2,523	2,320,033
Consumer:
Revolving line	974	—	—	—	—	—	60,049	120	61,143
Auto	9,886	7,775	5,462	1,107	479	220	—	—	24,929
Other	31,391	2,041	1,949	1,543	2,542	708	2,889	—	43,063
Total Consumer	42,251	9,816	7,411	2,650	3,021	928	62,938	120	129,135
Credit cards:
Consumer	—	—	—	—	—	—	180,296	—	180,296
Commercial	—	—	—	—	—	—	211,093	—	211,093
Total Credit cards	—	—	—	—	—	—	391,389	—	391,389
Leases and other:
Leases	—	—	814	—	739	614	—	—	2,167
Other	99,952	44,113	58,164	22,344	5,631	779	49,138	—	280,121
Total Leases and other	99,952	44,113	58,978	22,344	6,370	1,393	49,138	—	282,288
Total loans	$5,779,727	$3,516,428	$1,605,604	$633,731	$435,695	$705,980	$4,489,817	$3,889	$17,170,871

Accrued interest on loans totaled $52.1 million and $45.2 million as of June 30, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified.  The loan ratings are summarized into the following categories:  Non-watch list, Watch, Special Mention, Substandard, and Doubtful.  Any loan not classified in one of the categories described below is considered to be a Non-watch list loan.  A description of the general characteristics of the loan rating categories is as follows:

•

Watch – This rating represents credit exposure that presents higher than average risk and warrants greater than routine attention by Company personnel due to conditions affecting the borrower, the borrower’s industry, or the economic environment.  These conditions have resulted in some degree of uncertainty that results in higher-than-average credit risk.  These loans are considered pass-rated credits.

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

Commercial and industrial

A discussion of the credit quality indicators that impact each type of collateral securing Commercial and industrial loans is included below:

Equipment, accounts receivable, and inventory General commercial and industrial loans are secured by working capital assets and non-real estate assets.  The general purpose of these loans is for financing capital expenditures and current operations for commercial and industrial entities.  These assets are short-term in nature.  In the case of accounts receivable and inventories, the repayment of debt is reliant upon converting assets into cash or through goods and services being sold and collected.  Collateral-based risk is due to aged short-term assets, which can be indicative of underlying issues with the borrower and lead to the value of the collateral being overstated.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$1,249,012	$1,710,330	$674,224	$276,684	$110,670	$101,103	$3,497,161	$12,096	$7,631,280
Watch – Pass	18,156	64,990	64,685	7,187	3,426	2,946	88,499	48	249,937
Special Mention	8,842	17,013	10,903	12,065	2,089	948	88,598	—	140,458
Substandard	4,083	6,443	630	3,013	331	634	55,530	31	70,695
Doubtful	—	279	—	—	—	4,362	2,930	—	7,571
Total Equipment/Accounts Receivable/Inventory	$1,280,093	$1,799,055	$750,442	$298,949	$116,516	$109,993	$3,732,718	$12,175	$8,099,941
Agriculture
Non-watch list – Pass	$12,839	$5,770	$4,424	$2,488	$563	$811	$129,633	$136	$156,664
Watch – Pass	65	199	206	—	118	—	7,310	550	8,448
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	5,565	—	5,565
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$12,904	$5,969	$4,630	$2,488	$681	$811	$142,508	$686	$170,677

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,299,784	$874,786	$325,630	$141,667	$106,141	$130,153	$2,750,764	$247	$6,629,172
Watch – Pass	68,322	34,324	25,572	5,056	1,794	698	106,177	—	241,943
Special Mention	5,886	—	2,600	592	1,742	997	41,209	—	53,026
Substandard	25,466	3,023	2,546	3,577	1,202	52	45,053	—	80,919
Doubtful	652	33,250	—	—	4,692	—	41,537	—	80,131
Total Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture
Non-watch list – Pass	$11,512	$5,394	$2,608	$212	$344	$1,143	$100,630	$—	$121,843
Watch – Pass	500	222	328	428	—	—	6,532	—	8,010
Special Mention	—	—	372	—	—	—	1,361	—	1,733
Substandard	65	268	—	—	—	—	22,423	—	22,756
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$12,077	$5,884	$3,308	$640	$344	$1,143	$130,946	$—	$154,342

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of June 30, 2022 and December 31, 2021 (in thousands):

	Asset-based lending
Risk	June 30, 2022	December 31, 2021
In-margin	$526,650	$409,844
Out-of-margin	19,187	5,363
Total	$545,837	$415,207

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of December 31, 2021 (in thousands):

Factoring
Risk	December 31, 2021
Tier 1	$9,433
Tier 2	65,149
Individually evaluated	32,573
Collateral dependent assets	—
Total	$107,155

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Owner-occupied
Non-watch list – Pass	$440,982	$608,269	$411,289	$159,821	$148,077	$213,990	$92,385	$—	$2,074,813
Watch – Pass	1,962	351	12,989	8,588	1,041	1,360	—	—	26,291
Special Mention	1,919	6,810	1,232	21,326	—	—	—	—	31,287
Substandard	1,318	—	28	1,691	509	2,778	100	—	6,424
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$446,181	$615,430	$425,538	$191,426	$149,627	$218,128	$92,485	$—	$2,138,815
Non-owner-occupied
Non-watch list – Pass	$338,699	$954,471	$585,175	$463,417	$94,034	$292,791	$11,455	$—	$2,740,042
Watch – Pass	29,057	45,190	—	11,451	23,861	5,177	—	—	114,736
Special Mention	—	—	—	—	—	36,069	—	—	36,069
Substandard	—	—	—	—	—	20	—	—	20
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$367,756	$999,661	$585,175	$474,868	$117,895	$334,057	$11,455	$—	$2,890,867
Farmland
Non-watch list – Pass	$49,811	$43,474	$232,869	$18,689	$3,081	$39,172	$26,702	$56	$413,854
Watch – Pass	1,628	2,060	1,261	104	219	3,204	—	—	8,476
Special Mention	13,827	3,733	741	6,458	13,700	—	7,274	—	45,733
Substandard	—	14,342	42	202	15	803	665	—	16,069
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$65,266	$63,609	$234,913	$25,453	$17,015	$43,179	$34,641	$56	$484,132
5+ Multi-family
Non-watch list – Pass	$30,139	$52,827	$71,699	$19,219	$1,674	$7,166	$3,779	$—	$186,503
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$30,139	$52,827	$71,699	$19,219	$1,674	$7,166	$3,779	$—	$186,503
1-4 Family construction
Non-watch list – Pass	$27,681	$41,091	$—	$160	$—	$—	$2,743	$902	$72,577
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$27,681	$41,091	$—	$160	$—	$—	$2,743	$902	$72,577
General construction
Non-watch list – Pass	$166,905	$616,901	$111,176	$44,105	$40	$411	$13,298	$—	$952,836
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	17	—	—	17
Doubtful	—	—	—	86	—	—	—	—	86
Total General construction	$166,905	$616,901	$111,176	$44,191	$40	$428	$13,298	$—	$952,939

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Owner-occupied
Non-watch list – Pass	$679,662	$507,220	$208,376	$174,352	$89,588	$154,920	$11,627	$—	$1,825,745
Watch – Pass	191	10,891	16,493	1,055	1,143	1,572	—	—	31,345
Special Mention	93	1,304	—	—	—	—	—	—	1,397
Substandard	189	33	1,762	2,169	808	2,990	100	—	8,051
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$680,135	$519,448	$226,631	$177,576	$91,539	$159,482	$11,727	$—	$1,866,538
Non-owner-occupied
Non-watch list – Pass	$976,097	$679,313	$536,084	$143,243	$129,820	$219,701	$10,969	$—	$2,695,227
Watch – Pass	57,052	1,277	55,802	19,248	5,280	2,587	—	—	141,246
Special Mention	24,876	8,577	—	—	—	36,223	—	—	69,676
Substandard	—	—	—	—	—	30	—	—	30
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$1,058,025	$689,167	$591,886	$162,491	$135,100	$258,541	$10,969	$—	$2,906,179
Farmland
Non-watch list – Pass	$40,526	$246,955	$26,332	$2,147	$19,199	$29,136	$28,276	$—	$392,571
Watch – Pass	2,263	10,177	—	823	213	4,889	—	—	18,365
Special Mention	3,800	—	6,875	13,983	517	—	8,999	—	34,174
Substandard	14,916	16,492	938	16	—	833	964	999	35,158
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$61,505	$273,624	$34,145	$16,969	$19,929	$34,858	$38,239	$999	$480,268
5+ Multi-family
Non-watch list – Pass	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
1-4 Family construction
Non-watch list – Pass	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
General construction
Non-watch list – Pass	$436,696	$160,553	$62,675	$38,505	$203	$239	$29,219	$—	$728,090
Watch – Pass	3,277	—	—	—	—	—	—	—	3,277
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,522	—	—	17	—	—	1,539
Doubtful	—	—	86	—	—	—	—	—	86
Total General construction	$439,973	$160,553	$64,283	$38,505	$203	$256	$29,219	$—	$732,992

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
HELOC
Performing	$181	$—	$575	$159	$192	$4,784	$309,633	$1,933	$317,457
Non-performing	—	—	82	137	364	1,508	91	163	2,345
Total HELOC	$181	$—	$657	$296	$556	$6,292	$309,724	$2,096	$319,802
First lien: 1-4 family
Performing	$382,504	$776,840	$642,235	$182,367	$51,162	$146,329	$16	$—	$2,181,453
Non-performing	—	576	53	244	—	1,730	—	—	2,603
Total First lien: 1-4 family	$382,504	$777,416	$642,288	$182,611	$51,162	$148,059	$16	$—	$2,184,056
Junior lien: 1-4 family
Performing	$4,886	$9,105	$5,197	$2,863	$1,115	$1,742	$62	$—	$24,970
Non-performing	—	—	—	—	—	64	—	—	64
Total Junior lien: 1-4 family	$4,886	$9,105	$5,197	$2,863	$1,115	$1,806	$62	$—	$25,034

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
HELOC
Performing	$248	$531	$188	$165	$381	$4,956	$320,241	$2,440	$329,150
Non-performing	—	16	139	409	265	1,407	169	83	2,488
Total HELOC	$248	$547	$327	$574	$646	$6,363	$320,410	$2,523	$331,638
First lien: 1-4 family
Performing	$830,513	$712,194	$199,949	$58,585	$61,233	$102,194	$19	$—	$1,964,687
Non-performing	—	70	218	149	408	803	—	—	1,648
Total First lien: 1-4 family	$830,513	$712,264	$200,167	$58,734	$61,641	$102,997	$19	$—	$1,966,335
Junior lien: 1-4 family
Performing	$9,114	$6,299	$3,361	$1,143	$800	$1,251	$17	$—	$21,985
Non-performing	—	—	—	7	20	48	—	—	75
Total Junior lien: 1-4 family	$9,114	$6,299	$3,361	$1,150	$820	$1,299	$17	$—	$22,060

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Revolving line
Performing	$1,381	$906	$—	$—	$—	$—	$56,609	$1,161	$60,057
Non-performing	—	—	—	—	—	—	491	—	491
Total Revolving line	$1,381	$906	$—	$—	$—	$—	$57,100	$1,161	$60,548
Auto
Performing	$5,395	$8,225	$5,881	$3,860	$616	$348	$—	$—	$24,325
Non-performing	—	22	2	31	—	—	—	—	55
Total Auto	$5,395	$8,247	$5,883	$3,891	$616	$348	$—	$—	$24,380
Other
Performing	$12,272	$28,338	$1,446	$1,476	$1,285	$2,264	$40,567	$—	$87,648
Non-performing	15	—	—	—	—	—	—	—	15
Total Other	$12,287	$28,338	$1,446	$1,476	$1,285	$2,264	$40,567	$—	$87,663

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Revolving line
Performing	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Auto
Performing	$9,886	$7,775	$5,424	$1,107	$479	$220	$—	$—	$24,891
Non-performing	—	—	38	—	—	—	—	—	38
Total Auto	$9,886	$7,775	$5,462	$1,107	$479	$220	$—	$—	$24,929
Other
Performing	$31,391	$2,025	$1,949	$1,525	$2,542	$704	$2,889	$—	$43,025
Non-performing	—	16	—	18	—	4	—	—	38
Total Other	$31,391	$2,041	$1,949	$1,543	$2,542	$708	$2,889	$—	$43,063

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

The consumer credit card portfolio is segmented by borrower payment activity.  Transactors are defined as accounts that pay off their balance by the end of each statement cycle.  Revolvers are defined as an account that carries a balance from statement cycle to the next.  These accounts incur monthly finance charges, and, sometimes, late fees.  Revolvers are inherently higher risk and are tracked by credit score.

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of June 30, 2022 and December 31, 2021 (in thousands):

	Consumer
Risk	June 30, 2022	December 31, 2021
Transactor accounts	$60,138	$57,777
Revolver accounts (by credit score):
Less than 600	4,268	6,065
600-619	2,398	2,416
620-639	4,523	4,158
640-659	8,114	7,854
660-679	9,393	13,185
680-699	11,198	15,365
700-719	14,401	16,308
720-739	13,880	14,753
740-759	12,755	12,734
760-779	13,048	8,879
780-799	11,902	7,048
800-819	7,807	5,787
820-839	3,813	5,026
840+	818	2,941
Total	$178,456	$180,296

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of June 30, 2022 and December 31, 2021 (in thousands):

	Commercial
Risk	June 30, 2022	December 31, 2021
Current	$210,174	$200,402
Past Due	8,662	10,691
Total	$218,836	$211,093

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2022 and December 31, 2021 (in thousands):

	Leases		Other
Risk	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Non-watch list – Pass	$2,120	$2,167	$289,998	$279,401
Watch – Pass	—	—	716	695
Special Mention	—	—	—	—
Substandard	—	—	25	25
Doubtful	—	—	—	—
Total	$2,120	$2,167	$290,739	$280,121

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

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable economic forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses and is tracked over an economic cycle to capture a ‘through the cycle’ loss history.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in portfolio industry-based segmentation, risk rating and credit score changes, average prepayment rates, changes in environmental conditions, or other relevant factors.  For economic forecasts, the Company uses the Moody’s baseline scenario.  The Company has developed a dynamic reasonable and supportable forecast period that ranges from one to three years and changes based on economic conditions.  Due to current economic conditions, the Company’s reasonable and supportable forecast period is one year.  After the reasonable and supportable forecast period, the Company reverts to historical losses.  The reversion method applied to each portfolio can either be cliff or straight-line over four quarters.

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

Collateral positions for Specialty lending loans are continuously monitored by the Company and the borrower is required to continually adjust the amount of collateral securing the loan.  Credit losses are measured for any position where the amortized cost basis is greater than the fair value of the collateral.  The ACL for specialty lending loans is calculated by using a bottom-up approach comparing collateral values to outstanding balances.

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

The Credit card segment contains both consumer and commercial credit cards.  The ACL for Consumer credit cards is measured using a PD and LGD method for Revolvers and average historical loss rates across a defined lookback period for Transactors.  The PD and LGD method used for Revolvers is similar in nature to the method used in the Commercial & industrial and Commercial real estate segments.  Primary risk drivers within the segment are credit ratings of the individual card holders along with changes of macro-economic variables such as unemployment and retail sales.  The ACL for Commercial credit cards is measured using roll-rate loss rate method based on days past due.

The ACL for the State and political HTM securities segment is measured using a loss rate method based on historical bond rating transitions.  Primary risk drivers within the segment are bond ratings in the portfolio along with changes of macro-economic conditions.  There is no ACL for the U.S. Agency and GSE mortgage-backed HTM securities portfolios as they are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government.  For further discussion on these securities, including the aging and amortized cost balance of HTM securities, see Note 5, “Securities.”

See the credit quality indicators presented previously for a summary of current risk in the Company’s portfolio.  Changes in economic forecasts will affect all portfolio segments, updated financial records from borrowers will affect portfolio segments by risk rating, updated credit scores will affect consumer credit cards, payment performance will affect consumer and commercial credit card portfolio segments, and updated bond credit ratings will affect held-to-maturity securities.  The Company actively monitors all credit quality indicators for risk changes that will influence the current estimate.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended June 30, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$118,668	$861	$47,310	$4,037	$418	$5,819	$2,175	$179,288	$2,045	$181,333
Charge-offs	(28,015)	—	—	(25)	(161)	(1,468)	—	(29,669)	—	(29,669)
Recoveries	729	1	23	82	31	675	—	1,541	—	1,541
Provision	21,560	271	(10,093)	471	575	553	(151)	13,186	214	13,400
Ending balance - ACL	$112,942	$1,133	$37,240	$4,565	$863	$5,579	$2,024	$164,346	$2,259	$166,605
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Three Months Ended June 30, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$119,568	$4,673	$60,043	$4,183	$603	$12,144	$1,600	$202,814	$2,959	$205,773
Charge-offs	(2)	(31,945)	—	(10)	(139)	(1,477)	—	(33,573)	—	(33,573)
Recoveries	3,635	36	838	54	64	572	—	5,199	—	5,199
Provision	(5,080)	33,137	(4,147)	1,580	329	504	(200)	26,123	(123)	26,000
Ending balance - ACL	$118,121	$5,901	$56,734	$5,807	$857	$11,743	$1,400	$200,563	$2,836	$203,399
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(1,515)	(74)	(121)	(3)	(173)	—	(150)	(2,036)	36	(2,000)
Ending balance - ACL on off-balance sheet	$2,344	$213	$326	$142	$208	$—	$264	$3,497	$91	$3,588

	Six Months Ended June 30, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(36,217)	—	—	(57)	(319)	(2,933)	—	(39,526)	—	(39,526)
Recoveries	1,390	1	385	110	60	1,074	—	3,020	—	3,020
Provision	24,037	(606)	(19,410)	591	277	1,363	(171)	6,081	319	6,400
Ending balance - ACL	$112,942	$1,133	$37,240	$4,565	$863	$5,579	$2,024	$164,346	$2,259	$166,605
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Six Months Ended June 30, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(4,719)	(31,945)	—	(86)	(248)	(3,169)	(8)	(40,175)	—	(40,175)
Recoveries	3,761	151	1,347	113	87	1,014	18	6,491	—	6,491
Provision	(3,621)	32,476	(6,544)	(806)	(462)	(1,888)	(881)	18,274	226	18,500
Ending balance - ACL	$118,121	$5,901	$56,734	$5,807	$857	$11,743	$1,400	$200,563	$2,836	$203,399
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(1,515)	(74)	(121)	(3)	(173)	—	(150)	(2,036)	36	(2,000)
Ending balance - ACL on off-balance sheet	$2,344	$213	$326	$142	$208	$—	$264	$3,497	$91	$3,588

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$14,412	$340	$13,856
Agriculture	—	—	—
Total Commercial and industrial	14,412	340	13,856
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,258	—	2,258
Non-owner-occupied	—	—	—
Farmland	420	—	420
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	103	—	103
Total Commercial real estate	2,781	—	2,781
Consumer real estate:
HELOC	2,346	—	2,346
First lien: 1-4 family	2,027	—	2,027
Junior lien: 1-4 family	64	—	64
Total Consumer real estate	4,437	—	4,437
Consumer:
Revolving line	491	—	491
Auto	55	—	55
Other	15	—	15
Total Consumer	561	—	561
Leases and other:
Leases	—	—	—
Other	25	—	25
Total Leases and other	25	—	25
Total loans	$22,216	$340	$21,660

	December 31, 2021
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$82,845	$2,421	$76,493
Agriculture	—	—	—
Total Commercial and industrial	82,845	2,421	76,493
Specialty lending:
Asset-based lending	—	—	—
Factoring	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,764	—	2,764
Non-owner-occupied	—	—	—
Farmland	487	—	487
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	1,626	—	1,626
Total Commercial real estate	4,877	—	4,877
Consumer real estate:
HELOC	2,488	—	2,488
First lien: 1-4 family	1,647	—	1,647
Junior lien: 1-4 family	75	—	75
Total Consumer real estate	4,210	—	4,210
Consumer:
Revolving line	—	—	—
Auto	38	—	38
Other	37	—	37
Total Consumer	75	—	75
Leases and other:
Leases	—	—	—
Other	25	—	25
Total Leases and other	25	—	25
Total loans	$92,032	$2,421	$85,680

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of June 30, 2022 and June 30, 2021.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three and six-month periods ended June 30, 2022, the Company had two commercial TDRs with a pre-modification loan balance of $5.1 million and a post-modification loan balance of $4.3 million.  For the three and six-month periods ended June 30, 2021, the Company had no new TDRs.   For the three and six-month periods ended June 30, 2022 and June 30, 2021, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$763,497	$80	$(12,825)	$750,752
U.S. Agencies	178,406	—	(3,159)	175,247
Mortgage-backed	4,893,628	567	(407,610)	4,486,585
State and political subdivisions	1,783,759	2,402	(123,786)	1,662,375
Corporates	409,719	2	(25,936)	383,785
Collateralized loan obligations	288,496	—	(8,024)	280,472
Total	$8,317,505	$3,051	$(581,340)	$7,739,216

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$69,551	$374	$(751)	$69,174
U.S. Agencies	121,681	3,252	(1)	124,932
Mortgage-backed	7,967,537	93,390	(95,872)	7,965,055
State and political subdivisions	3,270,160	161,674	(9,146)	3,422,688
Corporates	316,840	2,504	(1,498)	317,846
Collateralized loan obligations	76,815	4	—	76,819
Total	$11,822,584	$261,198	$(107,268)	$11,976,514

The following table presents contractual maturity information for securities available for sale at June 30, 2022 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$108,437	$108,364
Due after 1 year through 5 years	1,571,301	1,533,973
Due after 5 years through 10 years	760,248	727,509
Due after 10 years	983,891	882,785
Total	3,423,877	3,252,631
Mortgage-backed securities	4,893,628	4,486,585
Total securities available for sale	$8,317,505	$7,739,216

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2022, there were no sales of securities available for sale.  For the six months ended June 30, 2021, there were $176.8 million in proceeds from sales of securities available for sale.  There were no gross realized gains for the six months ended June 30, 2022.  Securities transactions resulted in gross realized gains of $4.0 million for the six months ended June 30, 2021.  There were no gross realized losses for either the six months ended June 30, 2022 or 2021.

There were $9.8 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2022 and December 31, 2021, respectively. Of these amounts, securities with a market value of $140.7 million and $171.2 million at June 30, 2022 and December 31, 2021, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $33.6 million and $45.8 million as of June 30, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021 (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	61	$735,873	$(12,825)	—	$—	$—	61	$735,873	$(12,825)
U.S. Agencies	29	175,248	(3,159)	—	—	—	29	175,248	(3,159)
Mortgage-backed	827	3,869,920	(337,668)	31	514,883	(69,942)	858	4,384,803	(407,610)
State and political subdivisions	1,842	1,281,911	(109,512)	60	54,828	(14,274)	1,902	1,336,739	(123,786)
Corporates	275	374,793	(25,809)	2	3,991	(127)	277	378,784	(25,936)
Collateralized loan obligations	40	280,472	(8,024)	—	—	—	40	280,472	(8,024)
Total	3,074	$6,718,217	(496,997)	93	573,702	(84,343)	3,167	$7,291,919	$(581,340)

	Less than 12 months			12 months or more			Total
December 31, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	4	$58,867	$(751)	—	$—	$—	4	$58,867	$(751)
U.S. Agencies	1	11,149	(1)	—	—	—	1	11,149	(1)
Mortgage-backed	344	5,404,968	(87,301)	13	233,295	(8,571)	357	5,638,263	(95,872)
State and political subdivisions	357	329,042	(6,969)	31	44,939	(2,177)	388	373,981	(9,146)
Corporates	152	193,899	(1,498)	—	—	—	152	193,899	(1,498)
Collateralized loan obligations	—	—	—	—	—	—	—	—	—
Total	858	$5,997,925	$(96,520)	44	$278,234	$(10,748)	902	$6,276,159	$(107,268)

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

As of June 30, 2022 and December 31, 2021, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at June 30, 2022 and December 31, 2021, respectively (in thousands):

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,033	$—	$(1,177)	$121,856	$—	$123,033
Mortgage-backed	3,088,814	160	(212,959)	2,876,015	—	3,088,814
State and political subdivisions	2,497,694	648	(250,762)	2,247,580	(2,259)	2,495,435
Total	$5,709,541	$808	$(464,898)	$5,245,451	$(2,259)	$5,707,282

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Mortgage-backed	$396,134	$14	$(2,431)	$393,717	$—	$396,134
State and political subdivisions	1,084,282	3,346	(38,954)	1,048,674	(1,940)	1,082,342
Total	$1,480,416	$3,360	$(41,385)	$1,442,391	$(1,940)	$1,478,476

The following table presents contractual maturity information for securities held to maturity at June 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$55,797	$55,397
Due after 1 year through 5 years	341,617	333,267
Due after 5 years through 10 years	720,150	654,860
Due after 10 years	1,503,163	1,325,912
Total	2,620,727	2,369,436
Mortgage-backed securities	3,088,814	2,876,015
Total securities held to maturity	$5,709,541	$5,245,451

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2022 or 2021.

During the first quarter of 2022, securities with an amortized cost of $3.0 billion and a fair value of $2.9 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. Additionally, during the second quarter of 2022, securities with an amortized cost of $831.3 million and a fair value of $736.5 million were transferred from the available-for-sale classification to the held-to-maturity classification.  The transfers of securities were made at fair value at the time of transfer. The unrealized holding loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $238.1 million at June 30, 2022.

Accrued interest on securities held to maturity totaled $21.6 million and $5.3 million at June 30, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021, respectively (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	11	$121,856	$(1,177)	—	$—	$—	11	$121,856	$(1,177)
Mortgage-backed	252	2,843,277	(212,959)	—	—	—	252	2,843,277	(212,959)
State and political subdivisions	1,321	1,676,062	(200,246)	44	357,949	(50,516)	1,365	2,034,011	(250,762)
Total	1,584	$4,641,195	$(414,382)	44	$357,949	$(50,516)	1,628	$4,999,144	$(464,898)

	Less than 12 months			12 months or more			Total
December 31, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Mortgage-backed	12	$317,887	$(2,431)	—	$—	$—	12	$317,887	$(2,431)
State and political subdivisions	58	585,153	(12,494)	28	217,579	(26,460)	86	802,732	(38,954)
Total	70	$903,040	$(14,925)	28	$217,579	$(26,460)	98	$1,120,619	$(41,385)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at June 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
June 30, 2022	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$392,343	$628,494	$18,975	$789	$1,040,601
Utilities and general obligation	576,670	769,033	84,104	26,722	564	—	1,457,093
Total state and political subdivisions	$576,670	$769,033	$476,447	$655,216	$19,539	$789	$2,497,694

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2021	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$372,696	$605,104	$20,678	$870	$999,348
Utilities	55,096	29,838	—	—	84,934
Total state and political subdivisions	$427,792	$634,942	$20,678	$870	$1,084,282

Competitive held-to-maturity securities include not-for-profit enterprises that provide public functions such as housing, higher education or healthcare, but do so in a competitive environment. It also includes project financings that can have relatively high enterprise risk, such as deals backed by revenues from sports or convention facilities or start-up transportation ventures.

Utilities and general obligation are public enterprises providing essential services with a monopoly or near-monopoly over the service area. This includes environmental utilities (water, sewer, solid waste), power utilities (electric distribution and generation, gas), and transportation utilities (airports, parking, toll roads, mass transit, ports).

All held-to-maturity securities were current and not past due at June 30, 2022.

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

Trading Securities

There were net unrealized gains on trading securities of $26 thousand and $1 thousand at June 30, 2022 and 2021, respectively.  Net unrealized gains and losses are included in trading and investment banking income on the

Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $1.3 million and $3.2 million at June 30, 2022 and December 31, 2021, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
FRB and FHLB stock	$36,222	$36,222
Equity securities with readily determinable fair values	40,639	64,149
Equity securities without readily determinable fair values	265,682	226,727
Total	$342,543	$327,098

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

Investment Securities Gains, Net

The table below presents the components of Investments securities gains, net for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment securities gains, net
Available-for-sale debt securities:
Gains realized on sales	$—	$1,300	$—	$4,020
Equity securities with readily determinable fair values:
Fair value adjustments, net	(5,407)	8,738	(7,129)	(5,180)
Equity securities without readily determinable fair values:
Fair value adjustments, net	(35)	5,417	1,165	8,279
Sales	66,162	—	66,162	—
Total investment securities gains, net	$60,720	$15,455	$60,198	$7,119

During June 2022, the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $66.2 million.  Prior to the sale, the Visa Inc. Class B shares had no carrying value on the Company’s Consolidated Balance Sheets as the Company had no historical cost basis in the shares.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2022 and December 31, 2021 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2022	$59,419	$51,332	$63,767	$174,518
Branch acquisition	3,694	—	4,013	7,707
Balances as of June 30, 2022	$63,113	$51,332	$67,780	$182,225

Balances as of January 1, 2021	$59,419	$51,332	$70,116	$180,867
Sale of component of business segment	—	—	(6,349)	(6,349)
Balances as of December 31, 2021	$59,419	$51,332	$63,767	$174,518

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$73,512	$123,571
Accumulated amortization	49,947	59,159	109,106
Net carrying amount	$112	$14,353	$14,465

	As of December 31, 2021
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,167	$121,226
Accumulated amortization	49,623	57,187	106,810
Net carrying amount	$436	$13,980	$14,416

On March 28, 2022, the Company acquired a bank branch. Included in the branch acquisition were $43.0 million in loans and $226.8 million of deposits.  The purchase resulted in recognition of $7.7 million of goodwill and a $2.3 million core deposit intangible asset.

On March 31, 2021, the Company sold its membership interests in its Prairie Capital Management, LLC and UMB Merchant Banc, LLC subsidiaries, a component of its Personal Banking segment.  The sale included disposition of $6.3 million of goodwill and $1.9 million of net unamortized customer relationship intangibles.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Aggregate amortization expense	$1,225	$1,157	$2,296	$2,537

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2022	$2,183
For the year ending December 31, 2023	3,899
For the year ending December 31, 2024	3,169
For the year ending December 31, 2025	2,962
For the year ending December 31, 2026	2,103

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2022 and December 31, 2021, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$41,430	$—	$—	$—	$41,430
U.S. Agencies	2,063,998	73,924	428,445	500	2,566,867
Total repurchase agreements	$2,105,428	$73,924	$428,445	$500	$2,608,297

	As of December 31, 2021
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$2,820,788	$404,800	$250	$3,225,838
Total repurchase agreements	$2,820,788	$404,800	$250	$3,225,838

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments:  Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2022.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

The following summaries provide information about the activities of each Business Segment:

Commercial Banking serves the commercial banking and treasury management needs of the Company’s small to middle-market businesses through a variety of products and services. Such services include commercial loans, commercial real estate financing, commercial credit cards, letters of credit, loan syndication services, and consultative services. In addition, the Company’s specialty lending group offers a variety of business solutions including asset-based lending, mezzanine debt and minority equity investments.  Treasury management services include depository services, account reconciliation and cash management tools such as, accounts payable and receivable solutions, electronic funds transfer and automated payments, controlled disbursements, lockbox services and remote deposit capture services.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2022 and June 30, 2021 were as follows (in thousands):

	Three Months Ended June 30, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$149,094	$34,981	$40,716	$224,791
Provision for credit losses	12,067	89	1,244	13,400
Noninterest income	56,894	81,082	38,359	176,335
Noninterest expense	79,521	76,511	58,095	214,127
Income before taxes	114,400	39,463	19,736	173,599
Income tax expense	23,752	8,193	4,098	36,043
Net income	$90,648	$31,270	$15,638	$137,556
Average assets	$16,829,000	$13,577,000	$7,157,000	$37,563,000

	Three Months Ended June 30, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$142,878	$21,258	$36,935	$201,071
Provision for credit losses	21,993	147	1,860	24,000
Noninterest income	37,106	68,745	25,738	131,589
Noninterest expense	73,472	72,575	55,291	201,338
Income before taxes	84,519	17,281	5,522	107,322
Income tax expense	15,679	3,206	1,025	19,910
Net income	$68,840	$14,075	$4,497	$87,412
Average assets	$14,993,000	$11,611,000	$7,660,000	$34,264,000

	Six Months Ended June 30, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$294,096	$61,233	$79,817	$435,146
Provision for credit losses	5,027	240	1,633	6,900
Noninterest income	83,594	154,354	62,065	300,013
Noninterest expense	159,110	152,112	117,683	428,905
Income before taxes	213,553	63,235	22,566	299,354
Income tax expense	39,831	11,795	4,209	55,835
Net income	$173,722	$51,440	$18,357	$243,519
Average assets	$16,824,000	$14,125,000	$7,404,000	$38,353,000

	Six Months Ended June 30, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$279,287	$43,397	$72,502	$395,186
Provision for credit losses	13,816	367	2,317	16,500
Noninterest income	45,281	137,166	58,039	240,486
Noninterest expense	143,196	143,857	115,231	402,284
Income before taxes	167,556	36,339	12,993	216,888
Income tax expense	28,455	6,171	2,207	36,833
Net income	$139,101	$30,168	$10,786	$180,055
Average assets	$14,593,000	$11,608,000	$7,453,000	$33,654,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended June 30, 2022 and June 30, 2021, the Company had $9.6 million and $9.0 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606. For the six months ended June 30, 2022 and June 30, 2021, the Company had $17.7 million and $16.8 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2022.  Total receivables from revenue recognized under the scope of ASC 606 were $77.1 million and $73.6 million as of June 30, 2022 and December 31, 2021, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and six months ended June 30, 2022 and June 30, 2021.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2022 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$45,355	$13,531	$—	$58,886
Trading and investment banking	—	60	—	7,063	7,123
Service charges on deposit accounts	8,696	10,250	1,839	50	20,835
Insurance fees and commissions	—	—	245	—	245
Brokerage fees	75	10,350	1,966	—	12,391
Bankcard fees	15,757	5,553	5,913	(9,383)	17,840
Investment securities gains, net	—	—	—	60,720	60,720
Other	232	479	694	(3,110)	(1,705)
Total Noninterest income	$24,760	$72,047	$24,188	$55,340	$176,335

	Three Months Ended June 30, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$40,118	$13,745	$—	$53,863
Trading and investment banking	—	320	—	8,350	8,670
Service charges on deposit accounts	8,606	12,432	1,476	78	22,592
Insurance fees and commissions	—	—	245	—	245
Brokerage fees	10	673	1,909	—	2,592
Bankcard fees	14,499	4,771	5,603	(8,810)	16,063
Investment securities gains, net	—	—	—	15,455	15,455
Other	203	411	639	10,856	12,109
Total Noninterest income	$23,318	$58,725	$23,617	$25,929	$131,589

	Six Months Ended June 30, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$90,840	$27,574	$—	$118,414
Trading and investment banking	—	216	—	12,347	12,563
Service charges on deposit accounts	17,641	24,140	3,576	120	45,477
Insurance fees and commissions	—	—	504	—	504
Brokerage fees	108	11,834	3,905	—	15,847
Bankcard fees	29,731	10,884	11,132	(17,272)	34,475
Investment securities gains, net	—	—	—	60,198	60,198
Other	396	903	1,379	9,857	12,535
Total Noninterest income	$47,876	$138,817	$48,070	$65,250	$300,013

	Six Months Ended June 30, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$77,603	$31,094	$—	$108,697
Trading and investment banking	—	621	—	17,405	18,026
Service charges on deposit accounts	16,510	25,009	2,901	148	44,568
Insurance fees and commissions	—	—	665	—	665
Brokerage fees	74	1,992	3,860	—	5,926
Bankcard fees	27,035	9,583	10,544	(16,426)	30,736
Investment securities gains, net	—	—	—	7,119	7,119
Other	434	815	1,308	22,192	24,749
Total Noninterest income	$44,053	$115,623	$50,372	$30,438	$240,486

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	June 30,	December 31,
	2022	2021
Commitments to extend credit for loans (excluding credit card loans)	$11,229,926	$10,122,617
Commitments to extend credit under credit card loans	3,846,870	3,743,165
Commercial letters of credit	2,694	2,754
Standby letters of credit	423,628	365,030
Forward contracts	5,555	9,729
Spot foreign exchange contracts	3,663	2,946

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

The ACL for off-balance sheet credit exposures was $3.1 million and $2.6 million at June 30, 2022 and December 31, 2021, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  There was no provision for off-balance sheet credit exposures recorded for the three months ended June 30, 2022. For the six months ended June 30, 2022, provision of $500 thousand was recorded for off-balance sheet credit exposures. A reduction of $2.0 million as provision for off-balance sheet credit exposures was recorded for the three and six months ended June 30, 2021. Provision for off-balance sheet credit exposure is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2022 and December 31, 2021.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2022	2021	2022	2021
Interest Rate Products:
Derivatives not designated as hedging instruments	$22,760	$57,134	$71,268	$13,944
Derivatives designated as hedging instruments	866	546	—	—
Total	$23,626	$57,680	$71,268	$13,944

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of June 30, 2022, the Company had eight interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities.  These swaps had an aggregate notional amount of $757.9 million as of June 30, 2022.  As of December 31, 2021, the Company had 10 interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities with an aggregate notional amount of $1.0 billion.  During the second quarter of 2022, the Company terminated two fair value hedges.  In connection with these terminated hedges, $15.9 million of hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of June 30, 2022 and December 31, 2021, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both June 30, 2022 and December 31, 2021.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $9.9 million, or $7.5 million net of tax, and $12.3 million, or $9.4 million net of tax, as of June 30, 2022 and December 31, 2021, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 2.2 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s items. The Company expects to reclassify $212 thousand from AOCI as a reduction to Interest expense and $5.0 million from AOCI to Interest income during the next 12 months.  As of June 30, 2022, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 14.2 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income.  As of June 30, 2022, the Company had 208 interest rate swaps with an aggregate notional amount of $3.4 billion related to this program.  As of December 31, 2021, the Company had 188 interest rate swaps with an aggregate notional amount of $2.9 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Interest Rate Products
Derivatives not designated as hedging instruments	$191	$(245)	$374	$244
Total	$191	$(245)	$374	$244
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$16,035	$(8,953)	$52,711	$375
Fair value adjustments on hedged items	(16,106)	8,896	(52,164)	(355)
Total	$(71)	$(57)	$547	$20

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands):

	For the Three Months Ended June 30, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,250	$1,811	$(561)
Interest rate swaps	4,437	4,437	—	(224)	(224)	—
Total	$4,437	$4,437	$—	$1,026	$1,587	$(561)

	For the Three Months Ended June 30, 2021
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,210	$1,771	$(561)
Interest rate swaps	(3,422)	(3,422)	—	(333)	(333)	—
Total	$(3,422)	$(3,422)	$—	$877	$1,438	$(561)

	For the Six Months Ended June 30, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$2,413	$3,529	$(1,116)
Interest rate swaps	9,117	9,117	—	(536)	(536)	—
Total	$9,117	$9,117	$—	$1,877	$2,993	$(1,116)

	For the Six Months Ended June 30, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$2,376	$3,492	$(1,116)
Interest rate swaps	3,081	3,081	—	(657)	(657)	—
Total	$3,081	$3,081	$—	$1,719	$2,835	$(1,116)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2022, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at June 30, 2022
Description	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$593	$593	$—	$—
State and political subdivisions	5,897	—	5,897	—
Corporates	2,743	2,743	—	—
Trading – other	413	413	—	—
Trading securities	9,646	3,749	5,897	—
U.S. Treasury	750,752	750,752	—	—
U.S. Agencies	175,247	—	175,247	—
Mortgage-backed	4,486,585	—	4,486,585	—
State and political subdivisions	1,662,375	—	1,662,375	—
Corporates	383,785	383,785	—	—
Collateralized loan obligations	280,472	—	280,472	—
Available-for-sale securities	7,739,216	1,134,537	6,604,679	—
Equity securities with readily determinable fair values	40,639	40,639	—	—
Company-owned life insurance	54,413	—	54,413	—
Bank-owned life insurance	504,250	—	504,250	—
Derivatives	23,626	—	23,626	—
Total	$8,371,790	$1,178,925	$7,192,865	$—
Liabilities
Derivatives	$71,268	$—	$71,268	$—
Securities sold not yet purchased	1,282	—	1,282	—
Total	$72,550	$—	$72,550	$—

	Fair Value Measurement at December 31, 2021
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,625	$1,625	$—	$—
U.S. Agencies	2,159	—	2,159	—
Mortgage-backed	2,060	—	2,060	—
State and political subdivisions	21,671	—	21,671	—
Corporates	4,000	4,000	—	—
Trading – other	360	360	—	—
Trading securities	31,875	5,985	25,890	—
U.S. Treasury	69,174	69,174	—	—
U.S. Agencies	124,932	—	124,932	—
Mortgage-backed	7,965,055	—	7,965,055	—
State and political subdivisions	3,422,688	—	3,422,688	—
Corporates	317,846	317,846	—	—
Collateralized loan obligations	76,819	—	76,819	—
Available-for-sale securities	11,976,514	387,020	11,589,494	—
Equity securities with readily determinable fair values	64,149	64,149	—	—
Company-owned life insurance	65,245	—	65,245	—
Bank-owned life insurance	498,373	—	498,373	—
Derivatives	57,680	—	57,680	—
Total	$12,693,836	$457,154	$12,236,682	$—
Liabilities
Derivatives	$13,944	$—	$13,944	$—
Securities sold not yet purchased	3,197	—	3,197	—
Total	$17,141	$—	$17,141	$—

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

Assets measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at June 30, 2022 Using
Description	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Recognized During the Six Months Ended June 30
Collateral dependent assets	$1,996	$—	$—	$1,996	$(2,618)
Other real estate owned	12,313	—	—	12,313	—
Total	$14,309	$—	$—	$14,309	$(2,618)

	Fair Value Measurement at December 31, 2021 Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$46,979	$—	$—	$46,979	$1,521
Other real estate owned	—	—	—	—	—
Total	$46,979	$—	$—	$46,979	$1,521

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

The estimated fair value of the Company’s financial instruments at June 30, 2022 and December 31, 2021 are as follows (in thousands):

	Fair Value Measurement at June 30, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,240,996	$2,205,537	$1,035,459	$—	$3,240,996
Securities available for sale	7,739,216	1,134,537	6,604,679	—	7,739,216
Securities held to maturity (exclusive of allowance for credit losses)	5,709,541	—	5,245,451	—	5,245,451
Trading securities	9,646	3,749	5,897	—	9,646
Other securities	342,543	40,639	301,904	—	342,543
Loans (exclusive of allowance for credit losses)	18,972,908	—	18,971,934	—	18,971,934
Derivatives	23,626	—	23,626	—	23,626
FINANCIAL LIABILITIES
Demand and savings deposits	30,932,642	30,932,642	—	—	30,932,642
Time deposits	553,382	—	553,382	—	553,382
Other borrowings	2,661,283	52,987	2,608,296	—	2,661,283
Long-term debt	272,505	—	273,596	—	273,596
Derivatives	71,268	—	71,268	—	71,268
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4,116
Commercial letters of credit					113
Standby letters of credit					2,074

	Fair Value Measurement at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$10,472,084	$9,255,727	$1,216,357	$—	$10,472,084
Securities available for sale	11,976,514	387,020	11,589,494	—	11,976,514
Securities held to maturity (exclusive of allowance for credit losses)	1,480,416	—	1,442,391	—	1,442,391
Trading securities	31,875	5,985	25,890	—	31,875
Other securities	327,098	64,149	262,949	—	327,098
Loans (exclusive of allowance for credit losses)	17,172,148	—	17,506,662	—	17,506,662
Derivatives	57,680	—	57,680	—	57,680
FINANCIAL LIABILITIES
Demand and savings deposits	34,748,286	34,748,286	—	—	34,748,286
Time deposits	851,641	—	851,641	—	851,641
Other borrowings	3,238,435	12,597	3,225,838	—	3,238,435
Long-term debt	271,544	—	285,961	—	285,961
Derivatives	13,944	—	13,944	—	13,944
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					7,841
Commercial letters of credit					179
Standby letters of credit					3,553

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2022 and December 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six-month periods ended June 30, 2022.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

For over two years, the Company has experienced the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the American Rescue Plan Act of 2021, both including the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the second quarter of 2022, the Company’s results of operations included continued maintenance of the ACL at a level appropriate given the state of key macroeconomic variables utilized in the econometric models at June 30, 2022.  Additionally, the Company continued to see impacts of the volatile equity and debt markets in its fee-based businesses, as well as the impacts of the recent interest rate increases in net interest income.

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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the second quarter of 2022, total revenue increased $68.5 million, or 20.6%, as compared to the second quarter of 2021, while noninterest expense increased $12.8 million, or 6.4%, for the same period.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  During the second quarter of 2022, the Company had an increase in net interest income of $23.7 million, or 11.8%, from the same period in 2021.  The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, coupled with higher interest rates.  This increase is partially offset by higher interest-bearing deposit rates as compared to the second quarter of 2021 and lower PPP income.  There was a decrease of $10.7 million in interest income for loans recorded under the PPP as compared to the second quarter of 2021.  Average loan balances increased $1.5 billion, or 8.9%, for the second quarter of 2022, compared to the same period in 2021. Average PPP loans decreased $1.1 billion compared to the second quarter of 2021.  Average securities balances increased $2.4 billion compared to the same period in 2022, while average liquidity decreased $720.5 million.  The funding for these assets was driven primarily by a 32.8% increase in noninterest-bearing deposits and a 1.1% increase in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, increased four basis points compared to the same period in 2021, in large part due to an increase in the benefit of free funds during the second quarter of 2022 with the increase in short-term interest rates.  This increase was partially offset by excess liquidity buildup and repricing of earning assets in the low interest rate environment during 2021.  Net interest spread contracted by eight basis points during the same period.  The Company expects to see continued volatility in the economic markets and governmental responses to inflation, geopolitical tensions, supply chain constraints, and the COVID-19 pandemic.  These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $44.7 million, or 34.0%, to $176.3 million for the three months ended June 30, 2022, compared to the same period in 2021.  This change is primarily due to an increase of $45.3 million in investment securities gains, primarily due to the $66.2 million gain on the sale of the Company’s Visa Inc. Class B common shares, partially offset by declines of $14.1 million and $5.5 million in valuations of other securities with and without readily determinable fair values, respectively.  See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended June 30, 2022, noninterest income represented 44.0% of total revenue, compared to 39.6% for the same period in 2021.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At June 30, 2022, the Company had $2.6 billion in total shareholders’ equity.  This is a decrease of $447.4 million, or 14.5%, compared to total shareholders’ equity at June 30, 2021.  This decrease is driven by lower AOCI due to the current rate environment.  At June 30, 2022, the Company had a total risk-based capital ratio of 13.00%.  The Company repurchased 104,293 shares of common stock at an average price of $89.36 per share during the second quarter of 2022.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2022.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $137.6 million for the three-month period ended June 30, 2022, compared to net income of $87.4 million for the same period a year earlier.  Basic earnings per share for the second quarter of 2022 were $2.85 per share ($2.83 per share fully-diluted) compared to $1.81 per share ($1.79 per share fully-diluted) for the second quarter of 2021.  Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2022 were 1.47% and 20.83%, respectively, compared to 1.02% and 11.43%, respectively, for the three-month period ended June 30, 2021.

The Company recorded net income of $243.5 million for the six-month period ended June 30, 2022, compared to net income of $180.1 million for the same period a year earlier.  Basic earnings per share for the six-month period ended June 30, 2022 were $5.03 per share ($4.99 per share fully-diluted) compared to $3.74 per share ($3.70 per share fully-diluted) for the same period in 2021.  Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2022 were 1.28% and 17.60%, respectively, compared to 1.08% and 11.98%, respectively, for the six-month period ended June 30, 2021.

Net interest income for the three and six-month periods ended June 30, 2022 increased $23.7 million, or 11.8%, and $40.0 million, or 10.1%, respectively, compared to the same periods in 2021.  For the three-month period ended June 30, 2022, average earning assets increased by $3.1 billion, or 9.6%, and for the six-month period ended June 30, 2022, they increased by $4.6 billion, or 14.3%, compared to the same periods in 2021.  Net interest margin, on a tax-equivalent basis, increased to 2.60% and decreased to 2.47% for the three and six-month periods ended June 30, 2022, respectively, compared to 2.56% and 2.57% for the same periods in 2021.

The provision for credit losses decreased by $10.6 million for the three-month period ended June 30, 2022 and decreased by $9.6 million for the six-month period ended June 30, 2022, as compared to the same periods in 2021.  The decrease in the second quarter of 2022 is driven by the impact of changes in macro-economic metrics, risk ratings, and net charge-offs.  The Company’s nonperforming loans decreased $40.1 million to $18.1 million at June 30, 2022, compared to June 30, 2021.  The ACL on loans as a percentage of total loans decreased to 0.87% as of June 30, 2022, compared to 1.19% at June 30, 2021.  For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $44.7 million, or 34.0%, for the three-month period ended June 30, 2022, and increased by $59.5 million, or 24.8%, for the six-month period ended June 30, 2022, compared to the same periods in 2021.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $12.8 million, or 6.4%, for the three-month period ended June 30, 2022, and increased by $26.6 million, or 6.6%, for the six-month period ended June 30, 2022, compared to the same periods in 2021.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three and six-month periods ended June 30, 2022 increased $23.7 million, or 11.8%, and $40.0 million, or 10.1%, compared to the same periods in 2021.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended June 30, 2022 decreased eight basis points as compared to the same period in 2021. Net interest margin for the three months ended June 30, 2022 increased four basis points compared to the same period in 2021. Net interest spread for the six-month period ended June 30, 2022 decreased by 16 basis points as compared to the same period in 2021. Net interest margin for the six-month period ended June 30, 2022 decreased by 10 basis points compared to the same period in 2021. The changes are primarily due to favorable volume and rate variances on earning assets and an increased benefit of interest-free funds.  These are offset by unfavorable rate variances on interest-bearing deposits. Earning asset balance increases have been driven by higher average loan and security balances.  These variances have led to an increase in the Company’s net interest income during 2022, as compared to results for the same periods in 2021. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.79% for the three-month period ended June 30, 2022, and 2.62% for the same period in 2021.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.59% for the six-month period ended June 30, 2022, and 2.64% for the same period in 2021.

	Three Months Ended June 30,
	2022		2021
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$18,317,943	3.72%	$16,817,674	3.69%
Securities:
Taxable	9,825,114	1.93	6,994,559	1.71
Tax-exempt	3,814,394	3.13	4,289,443	2.93
Total securities	13,639,508	2.27	11,284,002	2.17
Federal funds and resell agreements	1,100,918	1.27	1,110,433	0.92
Interest-bearing due from banks	2,632,307	0.64	3,343,311	0.10
Other earning assets	10,190	5.35	21,409	4.27
Total earning assets	35,700,866	2.86	32,576,829	2.70
Allowance for credit losses	(182,118)		(199,379)
Other assets	2,043,977		1,886,774
Total assets	$37,562,725		$34,264,224
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$17,379,810	0.36%	$17,080,970	0.15%
Federal funds and repurchase agreements	2,658,219	0.75	2,744,516	0.26
Borrowed funds	272,254	4.92	270,305	4.76
Total interest-bearing liabilities	20,310,283	0.47	20,095,791	0.23
Noninterest-bearing demand deposits	14,209,159		10,701,656
Other liabilities	394,923		398,319
Shareholders' equity	2,648,360		3,068,458
Total liabilities and shareholders' equity	$37,562,725		$34,264,224
Net interest spread		2.39%		2.47%
Net interest margin		2.60		2.56

	Six Months Ended June 30,
	2022		2021
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$17,842,153	3.61%	$16,533,463	3.72%
Securities:
Taxable	9,644,345	1.90	6,698,020	1.71
Tax-exempt	3,926,444	3.08	4,295,317	2.95
Total securities	13,570,789	2.24	10,993,337	2.20
Federal funds and resell agreements	1,182,891	1.01	1,375,689	0.79
Interest-bearing due from banks	3,965,267	0.34	3,079,684	0.10
Other earning assets	15,484	4.70	19,485	4.28
Total earning assets	36,576,584	2.66	32,001,658	2.72
Allowance for credit losses	(190,123)		(209,469)
Other assets	1,966,176		1,862,036
Total assets	$38,352,637		$33,654,225
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$17,964,006	0.24%	$17,076,681	0.16%
Federal funds and repurchase agreements	2,815,130	0.51	2,632,567	0.28
Borrowed funds	271,994	4.79	269,942	4.77
Total interest-bearing liabilities	21,051,130	0.34	19,979,190	0.24
Noninterest-bearing demand deposits	14,117,879		10,230,287
Other liabilities	393,732		414,535
Shareholders' equity	2,789,896		3,030,213
Total liabilities and shareholders' equity	$38,352,637		$33,654,225
Net interest spread		2.32%		2.48%
Net interest margin		2.47		2.57

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $2.9 billion and $3.5 billion for the three-month and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021.  The benefit from interest-free funds increased 12 and six basis points in the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021, due to increased short-term interest rates coupled with increased noninterest-bearing deposits.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2022 and 2021			June 30, 2022 and 2021
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$13,899	$1,483	$15,382	$23,609	$(8,927)	$14,682
Securities:
Taxable	13,241	4,274	17,515	27,187	6,548	33,735
Tax-exempt	(3,406)	2,201	(1,205)	(5,137)	2,823	(2,314)
Federal funds sold and resell agreements	(22)	967	945	(824)	1,398	574
Interest-bearing due from banks	(213)	3,587	3,374	555	4,573	5,128
Trading	(128)	53	(75)	(88)	39	(49)
Interest income	23,371	12,565	35,936	45,302	6,454	51,756
Change in interest incurred on:
Interest-bearing deposits	117	8,748	8,865	728	7,512	8,240
Federal funds purchased and repurchase agreements	(58)	3,277	3,219	270	3,211	3,481
Other borrowed funds	23	109	132	49	26	75
Interest expense	82	12,134	12,216	1,047	10,749	11,796
Net interest income	$23,289	$431	$23,720	$44,255	$(4,295)	$39,960

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Average earning assets	$35,700,866	$32,576,829	$3,124,037	$36,576,584	$32,001,658	$4,574,926
Interest-bearing liabilities	20,310,283	20,095,791	214,492	21,051,130	19,979,190	1,071,940
Interest-free funds	$15,390,583	$12,481,038	$2,909,545	$15,525,454	$12,022,468	$3,502,986
Free funds ratio (interest free funds to average earning assets)	43.11%	38.31%	4.80%	42.45%	37.57%	4.88%
Tax-equivalent yield on earning assets	2.86	2.70	0.16	2.66	2.72	(0.06)
Cost of interest-bearing liabilities	0.47	0.23	0.24	0.34	0.24	0.10
Net interest spread	2.39	2.47	(0.08)	2.32	2.48	(0.16)
Benefit of interest-free funds	0.21	0.09	0.12	0.15	0.09	0.06
Net interest margin	2.60%	2.56%	0.04%	2.47%	2.57%	(0.10)%

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

Based on the factors above, management of the Company recorded $13.4 million as provision for credit losses for the three-month period ended June 30, 2022, as compared to $24.0 million for the same period in 2021. For the six-month period ended June 30, 2022, management of the Company recorded $6.9 million as provision for credit losses, as compared to $16.5 million for the same period in 2021.  These changes are the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment.  As illustrated in Table 3 below, the ACL on loans decreased to 0.87% of total loans as of June 30, 2022, compared to 1.19% of total loans as of June 30, 2021.

Table 3 presents a summary of the Company’s ACL for the six-month periods ended June 30, 2022 and 2021, and for the year ended December 31, 2021.  Net charge-offs were $36.5 million for the six-month period ended June 30, 2022, compared to $33.7 million for the same period in 2021.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2022	2021	2021
Allowance – January 1	$196,711	$218,583	$218,583
Provision for credit losses	6,400	18,500	23,000
Charge-offs:
Commercial and industrial	(36,217)	(4,719)	(13,981)
Specialty lending	—	(31,945)	(31,945)
Commercial real estate	—	—	(1,198)
Consumer real estate	(57)	(86)	(96)
Consumer	(319)	(248)	(2,424)
Credit cards	(2,933)	(3,169)	(6,011)
Leases and other	—	(8)	(8)
Total charge-offs	(39,526)	(40,175)	(55,663)
Recoveries:
Commercial and industrial	1,390	3,761	6,694
Specialty lending	1	151	187
Commercial real estate	385	1,347	1,560
Consumer real estate	110	113	142
Consumer	60	87	223
Credit cards	1,074	1,014	1,967
Leases and other	—	18	18
Total recoveries	3,020	6,491	10,791
Net charge-offs	(36,506)	(33,684)	(44,872)
Allowance for credit losses – end of period	$166,605	$203,399	$196,711
Allowance for credit losses on loans	$164,346	$200,563	$194,771
Allowance for credit losses on held-to-maturity securities	2,259	2,836	1,940
Loans at end of period, net of unearned interest	18,972,158	16,910,790	17,170,871
Held-to-maturity securities at end of period	5,709,541	1,084,009	1,480,416
Total assets at amortized cost	24,681,699	17,994,799	18,651,287
Average loans, net of unearned interest	17,840,970	16,517,950	16,618,350
Allowance for credit losses on loans to loans at end of period	0.87%	1.19%	1.13%
Allowance for credit losses – end of period to total assets at amortized cost	0.68%	1.13%	1.05%
Allowance as a multiple of net charge-offs	2.26x	2.99x	4.38x
Net charge-offs to average loans	0.41%	0.41%	0.27%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Trust and securities processing	$58,886	$53,863	$5,023	9.3%
Trading and investment banking	7,123	8,670	(1,547)	(17.8)
Service charges on deposits	20,835	22,592	(1,757)	(7.8)
Insurance fees and commissions	245	245	—	—
Brokerage fees	12,391	2,592	9,799	378.0
Bankcard fees	17,840	16,063	1,777	11.1
Investment securities gains, net	60,720	15,455	45,265	292.9
Other	(1,705)	12,109	(13,814)	(114.1)
Total noninterest income	$176,335	$131,589	$44,746	34.0%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Trust and securities processing	$118,414	$108,697	$9,717	8.9%
Trading and investment banking	12,563	18,026	(5,463)	(30.3)
Service charges on deposits	45,477	44,568	909	2.0
Insurance fees and commissions	504	665	(161)	(24.2)
Brokerage fees	15,847	5,926	9,921	167.4
Bankcard fees	34,475	30,736	3,739	12.2
Investment securities gains, net	60,198	7,119	53,079	745.6
Other	12,535	24,749	(12,214)	(49.4)
Total noninterest income	$300,013	$240,486	$59,527	24.8%

Noninterest income increased by $44.7 million, or 34.0%, during the three-month period ended June 30, 2022, and increased $59.5 million, or 24.8%, during the six-month period ended June 30, 2022, compared to the same periods in 2021.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three and six-month periods ended June 30, 2022, compared to the same periods in 2021, was primarily due to an increase in fund services and corporate trust revenues.  For the three-month period ended June 30, 2022, fund services revenue increased $3.7 million, or 12.6%, and corporate trust revenue increased $1.7 million, or 16.8%, compared to the same period in 2021.  For the six-month period ended June 30, 2022, fund services revenue increased $10.1 million, or 17.9%, and corporate trust revenue increased $3.5 million, or 17.0%, compared to the same period in 2021. These increases are partially offset by a decrease of $3.8 million, or 11.8%, in wealth management income. The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended June 30, 2022 decreased $1.5 million, or 17.8%, and decreased $5.5 million, or 30.3%, for the six-month period ended June 30, 2022 compared to the same periods in 2021.  These changes were primarily driven by the volatile market’s impact on trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three-month period ended June 30, 2022 increased $9.8 million, or 378.0%, compared to the same period in 2021.  For the six-month period ended June 30, 2022, brokerage fees increased $9.9 million, or 167.4%, compared to the same period in 2021. The increases in both periods were driven by higher 12b-1 fees and money market income.  The increases in short-term interest rates will impact the income in this category the remainder of the year.

Bankcard fees for the three and six-month periods ended June 30, 2022 increased $1.8 million, or 11.1%, and $3.7 million, or 12.2%, respectively, as compared to the same periods in 2021. The increase in both periods was driven by increased interchange income.

Investment securities gains, net for the three and six-month periods ended June 30, 2022 increased $45.3 million, or 292.9%, and $53.1 million, or 745.6%, respectively, compared to the same periods in 2021. The increase for the three-month and six-month periods was primarily due to a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares.  This gain for the three-month period is partially offset by declines of $14.1 million and $5.5 million in valuations of other securities with and without readily determinable fair values, respectively, and a decrease in gains on sales of available-for-sale securities of $1.3 million.  This gain for the six-month period is partially offset by declines of $7.1 million and $1.9 million in valuations of other securities without and with readily determinable fair values, respectively, and a decrease of $4.0 million in gains on sales of available-for-sale securities.  The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets.  The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended June 30, 2022, decreased $13.8 million, or 114.1%, compared to the same period in 2021, driven by a decrease of $11.6 million in company-owned life insurance and a $2.6 million decrease in derivative income.  For the six-month period, other noninterest income decreased $12.2 million, or 49.4%, compared to the same period in 2021, driven by a $12.8 million decrease in company-owned life insurance and a $2.6 million decrease in gains on the sale of mortgage loans.  These decreases are offset by an increase of $2.4 million in derivative income and an increase of $1.0 million in bank-owned life insurance. The changes in company-owned life insurance are offset by proportionate changes in deferred compensation expense.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Salaries and employee benefits	$121,390	$120,415	$975	0.8%
Occupancy, net	11,976	12,296	(320)	(2.6)
Equipment	18,315	19,196	(881)	(4.6)
Supplies and services	3,492	3,469	23	0.7
Marketing and business development	5,308	4,797	511	10.7
Processing fees	19,338	16,501	2,837	17.2
Legal and consulting	11,265	8,147	3,118	38.3
Bankcard	5,880	4,529	1,351	29.8
Amortization of other intangible assets	1,225	1,157	68	5.9
Regulatory fees	3,464	2,769	695	25.1
Other	12,474	8,062	4,412	54.7
Total noninterest expense	$214,127	$201,338	$12,789	6.4%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Salaries and employee benefits	$252,024	$248,096	$3,928	1.6%
Occupancy, net	24,208	24,231	(23)	(0.1)
Equipment	36,479	38,811	(2,332)	(6.0)
Supplies and services	6,754	6,961	(207)	(3.0)
Marketing and business development	10,240	7,142	3,098	43.4
Processing fees	37,781	31,918	5,863	18.4
Legal and consulting	18,176	13,902	4,274	30.7
Bankcard	12,447	9,485	2,962	31.2
Amortization of other intangible assets	2,296	2,537	(241)	(9.5)
Regulatory fees	6,946	5,315	1,631	30.7
Other	21,554	13,886	7,668	55.2
Total noninterest expense	$428,905	$402,284	$26,621	6.6%

Noninterest expense increased $12.8 million, or 6.4%, and increased $26.6 million, or 6.6%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $1.0 million, or 0.8%, and $3.9 million, or 1.6%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021.  Bonus and commission expense increased $7.8 million, or 30.2%, and increased $9.3 million, or 17.4%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021.  Salaries and wages expense increased $1.9 million, or 2.6%, and increased $2.8 million, or 1.9%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021.  These increases are offset by decreases in employee benefits expense of $8.8 million, or 44.6%, and $8.2 million, or 17.7%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021, driven by decreases in deferred compensation expense.

Equipment expense decreased $0.9 million, or 4.6%, and $2.3 million, or 6.0%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower software and equipment maintenance expense.

Marketing and business development expense increased $0.5 million, or 10.7%, and $3.1 million, or 43.4%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to increased travel and entertainment expense as well as the timing of multiple marketing initiatives.

 Processing fees increased $2.8 million, or 17.2%, and $5.9 million, or 18.4%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to increased software subscription costs.

Legal and consulting expense increased $3.1 million, or 38.3%, and $4.3 million, or 30.7%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to timing of multiple projects.

Bankcard expense increased $1.4 million, or 29.8%, and $3.0 million, or 31.2%, for the three and six-month periods ended June 30,2022, respectively, compared to the same periods in 2021 primarily driven by higher administrative expense and fraud losses.

Other expense increased $4.4 million, or 54.7%, and $7.7 million, or 55.2%, for the three and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher charitable contributions and an increase in operational losses.

Income Tax Expense

The Company’s effective tax rate was 18.7% for the six months ended June 30, 2022, compared to 17.0% for the same period in 2021. The increase in the effective tax rate for 2022 is primarily attributable to a smaller portion of income being earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2022.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$149,094	$142,878	$6,216	4.4%
Provision for credit losses	12,067	21,993	(9,926)	(45.1)
Noninterest income	56,894	37,106	19,788	53.3
Noninterest expense	79,521	73,472	6,049	8.2
Income before taxes	114,400	84,519	29,881	35.4
Income tax expense	23,752	15,679	8,073	51.5
Net income	$90,648	$68,840	$21,808	31.7%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$294,096	$279,287	$14,809	5.3%
Provision for credit losses	5,027	13,816	(8,789)	(63.6)
Noninterest income	83,594	45,281	38,313	84.6
Noninterest expense	159,110	143,196	15,914	11.1
Income before taxes	213,553	167,556	45,997	27.5
Income tax expense	39,831	28,455	11,376	40.0
Net income	$173,722	$139,101	$34,621	24.9%

For the six-month period ended June 30, 2022, Commercial Banking net income increased $34.6 million to $173.7 million, as compared to the same period in 2021.  Net interest income increased $14.8 million, or 5.3%, for the six-month period ended June 30, 2022, compared to the same period in 2021, primarily driven by strong loan growth, earning asset mix changes, and increases in short-term interest rates.  Provision for credit losses decreased $8.8 million for the period, based on positive macro-economic data and credit metrics in 2022 as compared to 2021.  Noninterest income increased $38.3 million, or 84.6%, over the same period in 2021, primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares, partially offset by the decline in company-owned life insurance for the six months ended June 30, 2022 as compared to the prior year.  Additionally, there were increases of $9.6 million in other investment security gains, $4.7 million in other income, driven by the gain on the sale of the Company’s factoring loan portfolio, and $2.2 million in bankcard income, primarily due to increased interchange income.  Noninterest expense increased $15.9 million, or 11.1%, to $159.1 million for the six-month period ended June 30, 2022, compared to the same period in 2021.  This increase was driven by a $5.7 million increase in technology, service, and overhead expenses, an increase of $2.5 million in salary and employee benefits expense, an increase of $1.6 million in operational losses, an increase of $1.6 million in marketing and business development, an increase of $1.4 million in legal and consulting expense, an increase of $1.0 million in bankcard expense, and an increase of $0.8 million in regulatory fees.

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$34,981	$21,258	$13,723	64.6%
Provision for credit losses	89	147	(58)	(39.5)
Noninterest income	81,082	68,745	12,337	17.9
Noninterest expense	76,511	72,575	3,936	5.4
Income before taxes	39,463	17,281	22,182	128.4
Income tax expense	8,193	3,206	4,987	155.6
Net income	$31,270	$14,075	$17,195	122.2%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$61,233	$43,397	$17,836	41.1%
Provision for credit losses	240	367	(127)	(34.6)
Noninterest income	154,354	137,166	17,188	12.5
Noninterest expense	152,112	143,857	8,255	5.7
Income before taxes	63,235	36,339	26,896	74.0
Income tax expense	11,795	6,171	5,624	91.1
Net income	$51,440	$30,168	$21,272	70.5%

For the six-month period ended June 30, 2022, Institutional Banking net income increased $21.3 million, or 70.5%, compared to the same period last year.  Net interest income increased $17.8 million, or 41.1%, compared to the same period last year, driven by an increase in funds transfer pricing due to the increase in interest rates.  Noninterest income increased $17.2 million, or 12.5%, primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares, partially offset by the decline in company-owned life insurance for the six months ended June 30, 2022 as compared to the prior year.  Additionally, there were increases of $10.1 million in fund services income, $9.8 million in brokerage fees, $3.5 million in corporate trust income, and an increase of $1.4 million in bankcard fees. These increases were partially offset by decreases of $5.5 million and $0.9 million in bond trading income and service charges on deposits, respectively.  Noninterest expense increased $8.3 million, or 5.7%, primarily driven by an increase of $7.4 million in salary and employee benefits expense, $1.4 million in marketing and business development, and $1.1 million in bankcard expense. These increases were partially offset by a decrease of $1.3 million in technology, service, and overhead expenses.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$40,716	$36,935	$3,781	10.2%
Provision for credit losses	1,244	1,860	(616)	(33.1)
Noninterest income	38,359	25,738	12,621	49.0
Noninterest expense	58,095	55,291	2,804	5.1
Income before taxes	19,736	5,522	14,214	257.4
Income tax expense	4,098	1,025	3,073	299.8
Net income	$15,638	$4,497	$11,141	247.7%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$79,817	$72,502	$7,315	10.1%
Provision for credit losses	1,633	2,317	(684)	(29.5)
Noninterest income	62,065	58,039	4,026	6.9
Noninterest expense	117,683	115,231	2,452	2.1
Income before taxes	22,566	12,993	9,573	73.7
Income tax expense	4,209	2,207	2,002	90.7
Net income	$18,357	$10,786	$7,571	70.2%

For the six-month period ended June 30, 2022, Personal Banking net income increased $7.6 million, or 70.2%, to $18.4 million, as compared to the same period in 2021.  Net interest income increased $7.3 million, or 10.1%, compared to the same period last year due to increased loan balances and the impact of higher short-term interest rates.  Provision for credit losses decreased $0.7 million due to positive macro-economic data and credit metrics in 2022 as compared to 2021.  Noninterest income increased $4.0 million, or 6.9%, for the same period.  This increase is primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares, partially offset by the decline in company-owned life insurance for the six months ended June 30, 2022 as compared to the prior year.  This increase was partially offset by decreases of $3.6 million in wealth management income, $2.6 million on gains on the sale of mortgage loans, and $2.3 million in investment security gains.  Noninterest expense increased $2.5 million, or 2.1%, primarily due to increases of $4.2 million in technology, service, and overhead expenses and $2.8 million in processing fees, partially offset by a decrease of $5.0 million in salaries and employee benefits.

Balance Sheet Analysis

Total assets of the Company decreased by $5.2 billion, or 12.1%, as of June 30, 2022, compared to December 31, 2021, primarily due to a decrease of $7.0 billion, or 79.4%, in interest-bearing due from banks, partially offset by an increase of $1.8 billion, or 10.5%, in loan balances.

Total assets of the Company increased $888.8 million, or 2.4%, as of June 30, 2022, compared to June 30, 2021, primarily due to an increase in loan balances of $2.1 billion, or 12.2%, an increase in investment securities of $2.1 billion, or 17.7%, partially offset by a decrease of $3.2 billion, or 63.9% in interest-bearing due from banks. Total assets, including interest-bearing due from banks, is being impacted by volatility in the economic markets and governmental responses to inflation, geopolitical tensions, supply chain constraints, and the COVID-19 pandemic. These changing conditions could have impacts on the consolidated balance sheets of the Company for the remainder of the year.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2022	2021	2021
Total assets	$37,507,841	$36,619,015	$42,693,484
Loans, net of unearned interest	18,972,908	16,916,093	17,172,148
Total securities	13,800,946	11,726,407	13,815,903
Interest-bearing due from banks	1,825,295	5,059,098	8,841,906
Total earning assets	35,488,003	34,644,720	40,849,603
Total deposits	31,486,024	30,048,471	35,599,927
Total borrowed funds	2,933,788	3,053,947	3,509,979

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

Actual loan balances totaled $19.0 billion as of June 30, 2022, and increased $1.8 billion, or 10.5%, compared to December 31, 2021, and increased $2.1 billion, or 12.2%, compared to June 30, 2021.  Compared to December 31, 2021, commercial and industrial loans increased $1.1 billion, or 14.5%, commercial real estate loans increased $458.3 million, or 7.3%, and consumer real estate loans increased $208.9 million, or 9.0%.  Compared to June 30, 2021, commercial and industrial loans increased $924.2 million, or 12.5%, commercial real estate loans increased $479.5 million, or 7.7%, consumer real estate loans increased $390.1 million, or 18.2%, and leases and other loans increased $113.7 million, or 63.4%.  During the first quarter of 2022, the Company sold its factoring loan portfolio to an alternative financing company.  These loans had actual balances of $107.2 million and $109.1 million as of December 31, 2021 and June 30, 2021, respectively, and had been included in the specialty lending loan segment.  See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $13.8 billion as of both June 30, 2022, and December 31, 2021, and comprised 38.9% and 33.8% of the Company’s earning assets, respectively, as of those dates.

During the first half of 2022, securities with an amortized cost of $3.8 billion and a fair value of $3.6 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

The Company’s AFS securities portfolio comprised 56.1% of the Company’s investment securities portfolio at June 30, 2022 and 86.7% at December 31, 2021.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 73.0 months at June 30, 2022, compared to 67.6 months at December 31, 2021, and 78.4 months at June 30, 2021.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $9.8 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2022 and December 31, 2021, respectively.  Of this amount, securities with a market value of $140.7 million and $171.2 million at June 30, 2022 and December 31, 2021, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds.  The HTM portfolio, net of the ACL totaled $5.7 billion and $1.5 billion at June 30, 2022 and December 31, 2021, respectively.  The average life of the HTM portfolio was 9.3 years at June 30, 2022, compared to 5.2 years at December 31, 2021, and 5.8 years at June 30, 2021.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.24% for the six-month period ended June 30, 2022, compared to 2.20% for the same period in 2021.

Deposits and Borrowed Funds

Deposits decreased $4.1 billion, or 11.6%, from December 31, 2021 to June 30, 2022 and increased $1.4 billion, or 4.8%, from June 30, 2021 to June 30, 2022.  Noninterest-bearing deposits decreased $1.4 billion, and total interest-bearing deposits decreased $2.7 billion from December 31, 2021 to June 30, 2022. Noninterest-bearing deposits increased $2.4 billion, and total interest-bearing deposits decreased $975.0 million from June 30, 2021 to June 30, 2022.  Deposit balances are being impacted by volatility in the economic markets and governmental responses to inflation, geopolitical tensions, supply chain constraints, and the COVID-19 pandemic. These changing conditions could have impacts on the consolidated balance sheets of the Company for the remainder of the year.

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

Long-term debt totaled $272.5 million as of June 30, 2022, compared to $271.5 million as of December 31, 2021, and $270.6 million as of June 30, 2021.  In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030.  The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025.  The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations have an aggregate contractual balance of $103.1 million.  Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit.  As of June 30, 2022, the Company had no advances outstanding on this revolving line of credit.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.7 billion as of June 30, 2022, $3.2 billion at December 31, 2021, and $2.8 billion at June 30, 2021. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of inflation and the COVID-19 pandemic. These changing conditions could have impacts on the consolidated balance sheets of the Company for the remainder of the year.

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

Total shareholders’ equity was $2.6 billion at June 30, 2022, a $502.5 million decrease compared to December 31, 2021, and a $447.4 million decrease compared to June 30, 2021.

The Company’s Board of Directors authorized, at its April 26, 2022, April 27, 2021, and April 28, 2020 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the six-month periods ended June 30, 2022 and 2021, the Company acquired 330,999 shares and 53,374 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.37 per share quarterly cash dividend payable on October 3, 2022, to shareholders of record at the close of business on September 12, 2022.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.6 billion as of June 30, 2022.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of June 30, 2022.

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

The Company's capital position as of June 30, 2022 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2022	2021	2022	2021
Common equity tier 1 capital ratio	11.44%	11.91%	11.44%	11.91%
Tier 1 risk-based capital ratio	11.44	11.91	11.44	11.91
Total risk-based capital ratio	13.00	13.84	13.00	13.84
Leverage ratio	8.17	8.00	8.17	8.00
Return on average assets	1.47	1.02	1.28	1.08
Return on average equity	20.83	11.43	17.60	11.98
Average equity to assets	7.05	8.96	7.27	9.00

The Company's per share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2022	2021	2022	2021
Earnings - basic	$2.85	$1.81	$5.03	$3.74
Earnings - diluted	2.83	1.79	4.99	3.70
Cash dividends	0.37	0.32	0.74	0.64
Dividend payout ratio	12.98%	17.68%	14.71%	17.11%
Book value	$54.71	$63.92	$54.71	$63.92

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates.  See Note 10, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for detailed information on these arrangements.  The level of the outstanding commitments could be impacted by volatility in the economic markets and governmental responses to inflation, geopolitical tensions, supply chain constraints, and the COVID-19 pandemic. These changing conditions could have impacts on the consolidated balance sheets of the Company for the remainder of the year

Critical Accounting Policies and Estimates

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

Table 11 shows the net interest income increase or decrease over the next two years as of June 30, 2022 and 2021 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	5.3%	1.4%	20.4%	14.2%
200	3.1	0.7	12.8	9.6
100	1.0	0.1	5.2	4.8
Static	—	—	—	—
(100)	(4.3)	(2.1)	(12.1)	(8.4)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	10.3%	3.6%	19.7%	15.5%
200	6.5	2.2	12.3	10.7
100	2.6	0.7	4.9	5.4
Static	—	—	—	—
(100)	(7.0)	(4.9)	(11.9)	(10.6)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $9.6 million as of June 30, 2022, $31.9 million as of December 31, 2021, and $40.6 million as of June 30, 2021.  Securities sold not yet purchased (i.e. short positions) totaled $1.3 million at June 30, 2022, $3.2 million as of December 31, 2021, and $9.7 million at June 30, 2021 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $40.1 million to $18.1 million at June 30, 2022, compared to June 30, 2021, and decreased $74.2 million, compared to December 31, 2021.

The Company had $12.3 million, and $1.9 million of other real estate owned as of June 30, 2022 and 2021, respectively. Loans past due more than 90 days and still accruing interest totaled $3.4 million as of June 30, 2022, compared to $1.3 million at June 30, 2021 and $2.6 million as of December 31, 2021.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $11.2 million of restructured loans at June 30, 2022, $7.7 million at June 30, 2021, and $7.3 million at December 31, 2021.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2022	2021	2021
Nonaccrual loans	$11,359	$50,791	$85,207
Restructured loans on nonaccrual	6,758	7,428	7,093
Total nonperforming loans	18,117	58,219	92,300
Other real estate owned	12,313	1,860	—
Total nonperforming assets	$30,430	$60,079	$92,300
Loans past due 90 days or more	$3,446	$1,265	$2,633
Restructured loans accruing	4,434	276	189
Allowance for credit losses on loans	164,346	200,563	194,771
Ratios:
Nonperforming loans as a percent of loans	0.10%	0.34%	0.54%
Nonperforming assets as a percent of loans plus other real estate owned	0.16	0.36	0.54
Nonperforming assets as a percent of total assets	0.08	0.16	0.22
Loans past due 90 days or more as a percent of loans	0.02	0.01	0.02
Allowance for credit losses on loans as a percent of loans	0.87	1.19	1.13
Allowance for credit losses on loans as a multiple of nonperforming loans	9.07x	3.44x	2.11x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.7 billion of high-quality securities available for sale as of June 30, 2022.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  There were $9.8 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2022 and December 31, 2021, respectively.  Of these amounts, securities with a market value of $140.7 million at June 30, 2022 and $171.2 million at December 31, 2021 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at June 30, 2022 was $15.5 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding as of June 30, 2022.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.6 billion through advances at the FHLB of Des Moines but had no outstanding FHLB Des Moines advances as of June 30, 2022.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2022.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 26, 2022	—	$—	—	1,758,649
April 27 - April 30, 2022	—	—	—	2,000,000
May 1 - May 31, 2022	104,293	89.36	104,293	1,895,707
June 1 - June 30, 2022	—	—	—	1,895,707
Total	104,293	$89.36	104,293

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

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: July 28, 2022