Form 10-Q
period 2022-09-30
UMB FINANCIAL CORP
filed 2022-10-27
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 21, 2022, UMB Financial Corporation had 48,312,303 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Loans	$19,883,573	$17,170,871
Allowance for credit losses on loans	(184,913)	(194,771)
Net loans	19,698,660	16,976,100
Loans held for sale	2,870	1,277
Securities:
Available for sale (amortized cost of $7,992,603 and $11,822,584, respectively)	7,128,277	11,976,514
Held to maturity, net of allowance for credit losses of $2,519 and $1,940, respectively (fair value of $5,079,806 and $1,442,391, respectively)	5,835,187	1,478,476
Trading securities	14,390	31,875
Other securities	333,732	327,098
Total securities	13,311,586	13,813,963
Federal funds sold and securities purchased under agreements to resell	716,549	1,216,357
Interest-bearing due from banks	1,768,008	8,841,906
Cash and due from banks	371,336	413,821
Premises and equipment, net	260,685	270,933
Accrued income	153,759	131,102
Goodwill	182,225	174,518
Other intangibles, net	13,373	14,416
Other assets	1,102,011	839,091
Total assets	$37,581,062	$42,693,484

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,876,929	$16,342,642
Interest-bearing demand and savings	17,059,492	18,405,644
Time deposits under $250,000	365,644	403,660
Time deposits of $250,000 or more	504,323	447,981
Total deposits	31,806,388	35,599,927
Federal funds purchased and repurchase agreements	2,314,168	3,238,435
Long-term debt	381,543	271,544
Accrued expenses and taxes	211,465	249,492
Other liabilities	343,953	188,662
Total liabilities	35,057,517	39,548,060

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,309,638 and 48,430,805 shares outstanding, respectively	55,057	55,057
Capital surplus	1,120,489	1,110,520
Retained earnings	2,454,422	2,176,998
Accumulated other comprehensive (loss) income, net	(759,260)	126,314
Treasury stock, 6,747,092 and 6,625,925 shares, at cost, respectively	(347,163)	(323,465)
Total shareholders' equity	2,523,545	3,145,424
Total liabilities and shareholders' equity	$37,581,062	$42,693,484

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans	$216,970	$159,242	$536,359	$463,949
Securities:
Taxable interest	50,003	33,307	140,680	90,249
Tax-exempt interest	24,692	24,458	72,085	74,165
Total securities income	74,695	57,765	212,765	164,414
Federal funds and resell agreements	6,056	2,389	12,003	7,762
Interest-bearing due from banks	2,545	1,699	9,209	3,235
Trading securities	73	231	372	579
Total interest income	300,339	221,326	770,708	639,939
INTEREST EXPENSE
Deposits	48,457	6,741	70,069	20,113
Federal funds and repurchase agreements	14,709	1,596	21,855	5,261
Other	3,688	3,224	10,153	9,614
Total interest expense	66,854	11,561	102,077	34,988
Net interest income	233,485	209,765	668,631	604,951
Provision for credit losses	22,000	(5,000)	28,900	11,500
Net interest income after provision for credit losses	211,485	214,765	639,731	593,451
NONINTEREST INCOME
Trust and securities processing	59,586	56,914	178,000	165,611
Trading and investment banking	5,387	5,936	17,950	23,962
Service charges on deposit accounts	19,932	19,881	65,409	64,449
Insurance fees and commissions	375	285	879	950
Brokerage fees	13,840	2,899	29,687	8,825
Bankcard fees	19,379	17,198	53,854	47,934
Investment securities (losses) gains, net	(1,345)	(3,510)	58,853	3,609
Other	11,569	8,304	24,104	33,053
Total noninterest income	128,723	107,907	428,736	348,393
NONINTEREST EXPENSE
Salaries and employee benefits	136,467	124,986	388,491	373,082
Occupancy, net	12,231	12,207	36,439	36,438
Equipment	18,811	19,701	55,290	58,512
Supplies and services	3,139	3,379	9,893	10,340
Marketing and business development	6,671	4,863	16,911	12,005
Processing fees	20,901	16,562	58,682	48,480
Legal and consulting	10,255	7,646	28,431	21,548
Bankcard	6,551	4,795	18,998	14,280
Amortization of other intangible assets	1,092	1,110	3,388	3,647
Regulatory fees	4,200	3,186	11,146	8,501
Other	11,078	10,434	32,632	24,320
Total noninterest expense	231,396	208,869	660,301	611,153
Income before income taxes	108,812	113,803	408,166	330,691
Income tax expense	20,822	19,336	76,657	56,169
NET INCOME	$87,990	$94,467	$331,509	$274,522

PER SHARE DATA
Net income – basic	$1.82	$1.96	$6.86	$5.69
Net income – diluted	1.81	1.94	6.80	5.64
Dividends	0.37	0.37	1.11	1.01
Weighted average shares outstanding – basic	48,300,129	48,319,414	48,351,007	48,237,819
Weighted average shares outstanding – diluted	48,648,804	48,742,883	48,723,572	48,658,290

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$87,990	$94,467	$331,509	$274,522
Other comprehensive loss, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(271,079)	(75,717)	(1,202,341)	(198,420)
Less: Reclassification adjustment for gains included in net income	—	(1,058)	—	(5,078)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	12,587	—	25,708	—
Change in unrealized gains and losses on debt securities	(258,492)	(76,775)	(1,176,633)	(203,498)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	3,321	432	12,438	3,513
Less: Reclassification adjustment for gains included in net income	(1,470)	(831)	(3,411)	(2,550)
Change in unrealized gains and losses on derivative hedges	1,851	(399)	9,027	963
Other comprehensive loss, before tax	(256,641)	(77,174)	(1,167,606)	(202,535)
Income tax benefit	62,184	18,374	282,032	48,502
Other comprehensive loss	(194,457)	(58,800)	(885,574)	(154,033)
Comprehensive (loss) income	$(106,467)	$35,667	$(554,065)	$120,489

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – July 1, 2021	$55,057	$1,098,139	$2,040,134	$223,107	$(326,193)	$3,090,244
Total comprehensive income (loss)	—	—	94,467	(58,800)	—	35,667
Dividends ($0.37 per share)	—	—	(18,033)	—	—	(18,033)
Purchase of treasury stock	—	—	—	—	(181)	(181)
Issuances of equity awards, net of forfeitures	—	(252)	—	—	252	—
Recognition of equity-based compensation	—	4,791	—	—	—	4,791
Sale of treasury stock	—	75	—	—	61	136
Exercise of stock options	—	65	—	—	151	216
Balance – September 30, 2021	$55,057	$1,102,818	$2,116,568	$164,307	$(325,910)	$3,112,840

Balance – July 1, 2022	$55,057	$1,115,504	$2,384,454	$(564,803)	$(347,324)	$2,642,888
Total comprehensive income (loss)	—	—	87,990	(194,457)	—	(106,467)
Dividends ($0.37 per share)	—	—	(18,022)	—	—	(18,022)
Purchase of treasury stock	—	—	—	—	—	—
Issuances of equity awards, net of forfeitures	—	—	—	—	—	—
Recognition of equity-based compensation	—	4,839	—	—	—	4,839
Sale of treasury stock	—	83	—	—	61	144
Exercise of stock options	—	63	—	—	100	163
Balance – September 30, 2022	$55,057	$1,120,489	$2,454,422	$(759,260)	$(347,163)	$2,523,545

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2021	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	274,522	(154,033)	—	120,489
Dividends ($1.01 per share)	—	—	(49,200)	—	—	(49,200)
Purchase of treasury stock	—	—	—	—	(4,269)	(4,269)
Issuances of equity awards, net of forfeitures	—	(4,374)	—	—	5,069	695
Recognition of equity-based compensation	—	13,401	—	—	—	13,401
Sale of treasury stock	—	223	—	—	214	437
Exercise of stock options	—	3,118	—	—	11,221	14,339
Balance – September 30, 2021	$55,057	$1,102,818	$2,116,568	$164,307	$(325,910)	$3,112,840

Balance – January 1, 2022	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	331,509	(885,574)	—	(554,065)
Dividends ($1.11 per share)	—	—	(54,085)	—	—	(54,085)
Purchase of treasury stock	—	—	—	—	(31,806)	(31,806)
Issuances of equity awards, net of forfeitures	—	(6,630)	—	—	7,309	679
Recognition of equity-based compensation	—	16,062	—	—	—	16,062
Sale of treasury stock	—	257	—	—	172	429
Exercise of stock options	—	280	—	—	627	907
Balance – September 30, 2022	$55,057	$1,120,489	$2,454,422	$(759,260)	$(347,163)	$2,523,545

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$331,509	$274,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28,900	11,500
Net amortization of premiums and discounts from acquisition	1,057	390
Depreciation and amortization	39,751	41,736
Amortization of debt issuance costs	338	338
Deferred income tax benefit	(6,332)	(3,403)
Net decrease (increase) in trading securities and other earning assets	17,485	(47,336)
Gains on investment securities, net	(58,853)	(3,609)
Gains on sales of assets	(3,206)	(2,605)
Amortization of securities premiums, net of discount accretion	34,617	42,014
Originations of loans held for sale	(34,340)	(112,448)
Gains on sales of loans held for sale, net	(910)	(4,294)
Proceeds from sales of loans held for sale	33,657	118,805
Equity-based compensation	16,741	14,096
Net tax benefit related to equity compensation plans	2,253	1,813
Changes in:
Accrued income	(22,756)	12,891
Accrued expenses and taxes	(38,518)	(60,986)
Other assets and liabilities, net	283,716	78,938
Net cash provided by operating activities	625,109	362,362
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	350,282	142,169
Purchases	(946,974)	(216,979)
Securities available for sale:
Sales	—	295,546
Maturities, calls and principal repayments	935,626	1,336,507
Purchases	(1,128,812)	(3,720,734)
Equity securities with readily determinable fair values:
Sales	28,417	72,801
Maturities, calls and principal repayments	—	2
Purchases	(1,019)	(1,058)
Equity securities without readily determinable fair values:
Sales	13	14
Maturities, calls and principal repayments	148	2,501
Purchases	(22,529)	(20,936)
Payment on low-income housing tax credit investment commitments	(30,238)	(12,202)
Net increase in loans	(2,802,349)	(408,476)
Net decrease in fed funds sold and resell agreements	499,808	558,231
Net cash activity from acquisitions and divestitures	257,767	18,431
Net (increase) decrease in interest-bearing balances due from other financial institutions	(20,653)	10,318
Purchases of premises and equipment	(34,346)	(20,703)
Proceeds from sales of premises and equipment	6,432	1,666
Purchases of bank-owned and company-owned life insurance	—	(100,000)
Net cash used in investing activities	(2,908,427)	(2,062,902)

FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(4,038,619)	4,475,973
Net increase (decrease) in time deposits	18,326	(291,414)
Net (decrease) increase in fed funds purchased and repurchase agreements	(924,267)	184,843
Proceeds from long-term debt	110,000	—
Payment of debt issuance costs	(2,032)	—
Cash dividends paid	(53,666)	(48,816)
Proceeds from exercise of stock options and sales of treasury shares	1,336	14,776
Purchases of treasury stock	(31,806)	(4,269)
Net cash (used in) provided by financing activities	(4,920,728)	4,331,093
(Decrease) increase in cash and cash equivalents	(7,204,046)	2,630,553
Cash and cash equivalents at beginning of period	9,214,564	3,497,566
Cash and cash equivalents at end of period	$2,010,518	$6,128,119

Supplemental disclosures:
Income tax payments	$80,053	$69,612
Total interest payments	91,564	37,967
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$28,409	$30,182
Commitment to fund low-income housing tax credit investments	28,409	30,182
Transfer of loans to other real estate owned	12,381	—
Transfer of securities from available-for-sale to held-to-maturity	3,741,208	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2022 and September 30, 2021 (in thousands):

	September 30,
	2022	2021
Due from the FRB	$1,639,182	$5,701,276
Cash and due from banks	371,336	426,843
Cash and cash equivalents at end of period	$2,010,518	$6,128,119

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $126.1 million and $38.0 million at September 30, 2022 and September 30, 2021, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 348,675 and 423,469 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at September 30, 2022 and 2021, respectively. Diluted year-to-date net income per share includes the dilutive effect of 372,565 and 420,471 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units granted by the Company and outstanding at September 30, 2022 and 2021, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  Outstanding stock options, restricted stock and restricted stock units of 48,416 for the three months ended September 30, 2022 were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.  For the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, there were no outstanding stock options, restricted stock and restricted stock units excluded from the computation of diluted income per share.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, nine of the Company’s derivatives are designated in qualifying hedging relationships. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI) and are reclassified to earnings when the hedged transaction affects earnings.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$6,479	$425	$11,386	$18,290	$8,770,824	$8,789,114
Specialty lending	—	—	—	—	548,123	548,123
Commercial real estate	4,069	—	2,596	6,665	7,097,552	7,104,217
Consumer real estate	346	—	4,902	5,248	2,629,270	2,634,518
Consumer	107	1	553	661	134,164	134,825
Credit cards	2,200	2,087	356	4,643	431,337	435,980
Leases and other	—	—	24	24	236,772	236,796
Total loans	$13,201	$2,513	$19,817	$35,531	$19,848,042	$19,883,573

	December 31, 2021
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,827	$896	$82,845	$86,568	$7,171,552	$7,258,120
Specialty lending	—	—	—	—	522,362	522,362
Commercial real estate	962	—	4,688	5,650	6,261,894	6,267,544
Consumer real estate	246	489	4,210	4,945	2,315,088	2,320,033
Consumer	105	2	75	182	128,953	129,135
Credit cards	2,369	1,246	457	4,072	387,317	391,389
Leases and other	—	—	25	25	282,263	282,288
Total loans	$6,509	$2,633	$92,300	$101,442	$17,069,429	$17,170,871

The Company sold consumer real estate loans with proceeds of $33.7 million and $118.8 million in the secondary market without recourse during the nine months ended September 30, 2022 and 2021, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $19.8 million and $92.3 million at September 30, 2022 and December 31, 2021, respectively.  Restructured loans totaled $5.5 million and $7.3 million at September 30, 2022 and December 31, 2021, respectively.  Loans 90 days past due and still accruing interest amounted to $2.5 million and $2.6 million at September 30, 2022 and December 31, 2021, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2022 and 2021.  Nonaccrual loans with no related allowance for credit losses totaled $17.2 million and $85.9 million at September 30, 2022 and December 31, 2021, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$11,386	$9,400
Specialty lending	—	—
Commercial real estate	2,596	2,596
Consumer real estate	4,902	4,235
Consumer	553	553
Credit cards	356	356
Leases and other	24	24
Total loans	$19,817	$17,164

	December 31, 2021
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$82,845	$76,493
Specialty lending	—	—
Commercial real estate	4,688	4,688
Consumer real estate	4,210	4,210
Consumer	75	75
Credit cards	457	457
Leases and other	25	25
Total loans	$92,300	$85,948

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,680,546	$1,695,190	$685,162	$281,578	$103,022	$94,427	$4,056,424	$6,094	$8,602,443
Agriculture	8,122	5,330	4,397	2,414	497	638	160,658	70	182,126
Overdrafts	—	—	—	—	—	—	4,545	—	4,545
Total Commercial and industrial	1,688,668	1,700,520	689,559	283,992	103,519	95,065	4,221,627	6,164	8,789,114
Specialty lending:
Asset-based lending	18,623	56,139	40,785	—	—	—	432,576	—	548,123
Total Specialty lending	18,623	56,139	40,785	—	—	—	432,576	—	548,123
Commercial real estate:
Owner-occupied	490,801	602,062	405,019	186,294	145,177	201,132	92,172	—	2,122,657
Non-owner-occupied	715,475	917,810	569,503	417,488	117,616	305,540	10,517	—	3,053,949
Farmland	83,777	49,189	229,799	24,407	16,516	26,306	86,372	226	516,592
5+ Multi-family	33,595	30,206	71,213	19,100	1,651	6,126	3,526	—	165,417
1-4 Family construction	45,302	33,332	—	—	—	—	1,226	—	79,860
General construction	320,538	737,076	52,217	45,022	—	411	10,478	—	1,165,742
Total Commercial real estate	1,689,488	2,369,675	1,327,751	692,311	280,960	539,515	204,291	226	7,104,217
Consumer real estate:
HELOC	127	—	639	280	512	5,646	329,228	1,215	337,647
First lien: 1-4 family	518,059	759,084	625,458	175,944	49,339	141,975	13	—	2,269,872
Junior lien: 1-4 family	7,624	8,641	5,332	2,689	978	1,653	82	—	26,999
Total Consumer real estate	525,810	767,725	631,429	178,913	50,829	149,274	329,323	1,215	2,634,518
Consumer:
Revolving line	469	585	—	—	—	—	54,610	550	56,214
Auto	7,346	7,402	5,022	3,305	451	222	—	—	23,748
Other	17,422	28,035	1,250	992	1,204	626	5,334	—	54,863
Total Consumer	25,237	36,022	6,272	4,297	1,655	848	59,944	550	134,825
Credit cards:
Consumer	—	—	—	—	—	—	183,799	—	183,799
Commercial	—	—	—	—	—	—	252,181	—	252,181
Total Credit cards	—	—	—	—	—	—	435,980	—	435,980
Leases and other:
Leases	—	—	—	712	—	1,241	—	—	1,953
Other	71,358	34,840	28,072	32,187	17,949	1,108	49,329	—	234,843
Total Leases and other	71,358	34,840	28,072	32,899	17,949	2,349	49,329	—	236,796
Total loans	$4,019,184	$4,964,921	$2,723,868	$1,192,412	$454,912	$787,051	$5,733,070	$8,155	$19,883,573

	December 31, 2021
Loan Segment and Type							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture	12,077	5,884	3,308	640	344	1,143	130,946	—	154,342
Overdrafts	—	—	—	—	—	—	18,587	—	18,587
Total Commercial and industrial	2,412,187	951,267	359,656	151,532	115,915	133,043	3,134,273	247	7,258,120
Specialty lending:
Asset-based lending	34,552	49,373	—	—	—	—	331,282	—	415,207
Factoring	—	—	—	—	—	—	107,155	—	107,155
Total Specialty lending	34,552	49,373	—	—	—	—	438,437	—	522,362
Commercial real estate:
Owner-occupied	680,135	519,448	226,631	177,576	91,539	159,482	11,727	—	1,866,538
Non-owner-occupied	1,058,025	689,167	591,886	162,491	135,100	258,541	10,969	—	2,906,179
Farmland	61,505	273,624	34,145	16,969	19,929	34,858	38,239	999	480,268
5+ Multi-family	58,268	95,024	41,426	1,206	511	6,820	2,057	—	205,312
1-4 Family construction	53,004	4,933	17,333	—	—	—	985	—	76,255
General construction	439,973	160,553	64,283	38,505	203	256	29,219	—	732,992
Total Commercial real estate	2,350,910	1,742,749	975,704	396,747	247,282	459,957	93,196	999	6,267,544
Consumer real estate:
HELOC	248	547	327	574	646	6,363	320,410	2,523	331,638
First lien: 1-4 family	830,513	712,264	200,167	58,734	61,641	102,997	19	—	1,966,335
Junior lien: 1-4 family	9,114	6,299	3,361	1,150	820	1,299	17	—	22,060
Total Consumer real estate	839,875	719,110	203,855	60,458	63,107	110,659	320,446	2,523	2,320,033
Consumer:
Revolving line	974	—	—	—	—	—	60,049	120	61,143
Auto	9,886	7,775	5,462	1,107	479	220	—	—	24,929
Other	31,391	2,041	1,949	1,543	2,542	708	2,889	—	43,063
Total Consumer	42,251	9,816	7,411	2,650	3,021	928	62,938	120	129,135
Credit cards:
Consumer	—	—	—	—	—	—	180,296	—	180,296
Commercial	—	—	—	—	—	—	211,093	—	211,093
Total Credit cards	—	—	—	—	—	—	391,389	—	391,389
Leases and other:
Leases	—	—	814	—	739	614	—	—	2,167
Other	99,952	44,113	58,164	22,344	5,631	779	49,138	—	280,121
Total Leases and other	99,952	44,113	58,978	22,344	6,370	1,393	49,138	—	282,288
Total loans	$5,779,727	$3,516,428	$1,605,604	$633,731	$435,695	$705,980	$4,489,817	$3,889	$17,170,871

Accrued interest on loans totaled $66.5 million and $45.2 million as of September 30, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$1,634,248	$1,612,361	$613,175	$259,118	$96,426	$90,200	$3,765,887	$5,942	$8,077,357
Watch – Pass	20,266	63,552	62,835	7,551	3,625	2,592	137,739	—	298,160
Special Mention	7,127	1,516	1,192	590	2,043	1,026	46,493	—	59,987
Substandard	16,919	17,732	7,960	14,319	928	609	103,537	152	162,156
Doubtful	1,986	29	—	—	—	—	2,768	—	4,783
Total Equipment/Accounts Receivable/Inventory	$1,680,546	$1,695,190	$685,162	$281,578	$103,022	$94,427	$4,056,424	$6,094	$8,602,443
Agriculture
Non-watch list – Pass	$7,407	$5,067	$4,043	$2,414	$497	$638	$144,548	$70	$164,684
Watch – Pass	615	199	206	—	—	—	4,349	—	5,369
Special Mention	100	64	148	—	—	—	1,428	—	1,740
Substandard	—	—	—	—	—	—	10,333	—	10,333
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$8,122	$5,330	$4,397	$2,414	$497	$638	$160,658	$70	$182,126

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,299,784	$874,786	$325,630	$141,667	$106,141	$130,153	$2,750,764	$247	$6,629,172
Watch – Pass	68,322	34,324	25,572	5,056	1,794	698	106,177	—	241,943
Special Mention	5,886	—	2,600	592	1,742	997	41,209	—	53,026
Substandard	25,466	3,023	2,546	3,577	1,202	52	45,053	—	80,919
Doubtful	652	33,250	—	—	4,692	—	41,537	—	80,131
Total Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture
Non-watch list – Pass	$11,512	$5,394	$2,608	$212	$344	$1,143	$100,630	$—	$121,843
Watch – Pass	500	222	328	428	—	—	6,532	—	8,010
Special Mention	—	—	372	—	—	—	1,361	—	1,733
Substandard	65	268	—	—	—	—	22,423	—	22,756
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$12,077	$5,884	$3,308	$640	$344	$1,143	$130,946	$—	$154,342

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of September 30, 2022 and December 31, 2021 (in thousands):

	Asset-based lending
Risk	September 30, 2022	December 31, 2021
In-margin	$548,123	$409,844
Out-of-margin	—	5,363
Total	$548,123	$415,207

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of December 31, 2021 (in thousands):

Factoring
Risk	December 31, 2021
Tier 1	$9,433
Tier 2	65,149
Individually evaluated	32,573
Collateral dependent assets	—
Total	$107,155

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Owner-occupied
Non-watch list – Pass	$478,491	$601,637	$390,884	$153,748	$141,591	$195,868	$92,172	$—	$2,054,391
Watch – Pass	2,455	343	13,677	9,758	3,082	2,071	—	—	31,386
Special Mention	6,656	82	432	21,113	—	—	—	—	28,283
Substandard	3,199	—	26	1,675	504	3,193	—	—	8,597
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$490,801	$602,062	$405,019	$186,294	$145,177	$201,132	$92,172	$—	$2,122,657
Non-owner-occupied
Non-watch list – Pass	$662,490	$872,920	$569,503	$406,108	$93,303	$254,213	$10,517	$—	$2,869,054
Watch – Pass	31,639	44,890	—	11,380	24,313	5,124	—	—	117,346
Special Mention	21,346	—	—	—	—	46,188	—	—	67,534
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	15	—	—	15
Total Non-owner-occupied	$715,475	$917,810	$569,503	$417,488	$117,616	$305,540	$10,517	$—	$3,053,949
Farmland
Non-watch list – Pass	$61,946	$43,434	$227,530	$17,769	$3,084	$23,389	$78,433	$226	$455,811
Watch – Pass	1,628	1,732	1,079	103	—	2,123	—	—	6,665
Special Mention	243	—	1,151	—	—	—	—	—	1,394
Substandard	19,960	4,023	39	6,535	13,432	794	7,939	—	52,722
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$83,777	$49,189	$229,799	$24,407	$16,516	$26,306	$86,372	$226	$516,592
5+ Multi-family
Non-watch list – Pass	$33,595	$30,206	$71,213	$19,100	$1,651	$6,126	$3,526	$—	$165,417
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$33,595	$30,206	$71,213	$19,100	$1,651	$6,126	$3,526	$—	$165,417
1-4 Family construction
Non-watch list – Pass	$45,302	$33,332	$—	$—	$—	$—	$1,226	$—	$79,860
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$45,302	$33,332	$—	$—	$—	$—	$1,226	$—	$79,860
General construction
Non-watch list – Pass	$320,538	$710,186	$52,217	$44,936	$—	$395	$10,478	$—	$1,138,750
Watch – Pass	—	15,424	—	—	—	—	—	—	15,424
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	11,466	—	—	—	16	—	—	11,482
Doubtful	—	—	—	86	—	—	—	—	86
Total General construction	$320,538	$737,076	$52,217	$45,022	$—	$411	$10,478	$—	$1,165,742

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Owner-occupied
Non-watch list – Pass	$679,662	$507,220	$208,376	$174,352	$89,588	$154,920	$11,627	$—	$1,825,745
Watch – Pass	191	10,891	16,493	1,055	1,143	1,572	—	—	31,345
Special Mention	93	1,304	—	—	—	—	—	—	1,397
Substandard	189	33	1,762	2,169	808	2,990	100	—	8,051
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$680,135	$519,448	$226,631	$177,576	$91,539	$159,482	$11,727	$—	$1,866,538
Non-owner-occupied
Non-watch list – Pass	$976,097	$679,313	$536,084	$143,243	$129,820	$219,701	$10,969	$—	$2,695,227
Watch – Pass	57,052	1,277	55,802	19,248	5,280	2,587	—	—	141,246
Special Mention	24,876	8,577	—	—	—	36,223	—	—	69,676
Substandard	—	—	—	—	—	30	—	—	30
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$1,058,025	$689,167	$591,886	$162,491	$135,100	$258,541	$10,969	$—	$2,906,179
Farmland
Non-watch list – Pass	$40,526	$246,955	$26,332	$2,147	$19,199	$29,136	$28,276	$—	$392,571
Watch – Pass	2,263	10,177	—	823	213	4,889	—	—	18,365
Special Mention	3,800	—	6,875	13,983	517	—	8,999	—	34,174
Substandard	14,916	16,492	938	16	—	833	964	999	35,158
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$61,505	$273,624	$34,145	$16,969	$19,929	$34,858	$38,239	$999	$480,268
5+ Multi-family
Non-watch list – Pass	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
1-4 Family construction
Non-watch list – Pass	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
General construction
Non-watch list – Pass	$436,696	$160,553	$62,675	$38,505	$203	$239	$29,219	$—	$728,090
Watch – Pass	3,277	—	—	—	—	—	—	—	3,277
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,522	—	—	17	—	—	1,539
Doubtful	—	—	86	—	—	—	—	—	86
Total General construction	$439,973	$160,553	$64,283	$38,505	$203	$256	$29,219	$—	$732,992

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
HELOC
Performing	$127	$—	$557	$144	$155	$4,288	$329,139	$686	$335,096
Non-performing	—	—	82	136	357	1,358	89	529	2,551
Total HELOC	$127	$—	$639	$280	$512	$5,646	$329,228	$1,215	$337,647
First lien: 1-4 family
Performing	$518,033	$758,989	$625,406	$175,525	$49,339	$140,277	$13	$—	$2,267,582
Non-performing	26	95	52	419	—	1,698	—	—	2,290
Total First lien: 1-4 family	$518,059	$759,084	$625,458	$175,944	$49,339	$141,975	$13	$—	$2,269,872
Junior lien: 1-4 family
Performing	$7,624	$8,641	$5,332	$2,689	$978	$1,591	$82	$—	$26,937
Non-performing	—	—	—	—	—	62	—	—	62
Total Junior lien: 1-4 family	$7,624	$8,641	$5,332	$2,689	$978	$1,653	$82	$—	$26,999

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
HELOC
Performing	$248	$531	$188	$165	$381	$4,956	$320,241	$2,440	$329,150
Non-performing	—	16	139	409	265	1,407	169	83	2,488
Total HELOC	$248	$547	$327	$574	$646	$6,363	$320,410	$2,523	$331,638
First lien: 1-4 family
Performing	$830,513	$712,194	$199,949	$58,585	$61,233	$102,194	$19	$—	$1,964,687
Non-performing	—	70	218	149	408	803	—	—	1,648
Total First lien: 1-4 family	$830,513	$712,264	$200,167	$58,734	$61,641	$102,997	$19	$—	$1,966,335
Junior lien: 1-4 family
Performing	$9,114	$6,299	$3,361	$1,143	$800	$1,251	$17	$—	$21,985
Non-performing	—	—	—	7	20	48	—	—	75
Total Junior lien: 1-4 family	$9,114	$6,299	$3,361	$1,150	$820	$1,299	$17	$—	$22,060

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Revolving line
Performing	$469	$585	$—	$—	$—	$—	$54,122	$550	$55,726
Non-performing	—	—	—	—	—	—	488	—	488
Total Revolving line	$469	$585	$—	$—	$—	$—	$54,610	$550	$56,214
Auto
Performing	$7,346	$7,381	$5,020	$3,278	$451	$222	$—	$—	$23,698
Non-performing	—	21	2	27	—	—	—	—	50
Total Auto	$7,346	$7,402	$5,022	$3,305	$451	$222	$—	$—	$23,748
Other
Performing	$17,407	$28,035	$1,250	$992	$1,204	$626	$5,334	$—	$54,848
Non-performing	15	—	—	—	—	—	—	—	15
Total Other	$17,422	$28,035	$1,250	$992	$1,204	$626	$5,334	$—	$54,863

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Revolving line
Performing	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Auto
Performing	$9,886	$7,775	$5,424	$1,107	$479	$220	$—	$—	$24,891
Non-performing	—	—	38	—	—	—	—	—	38
Total Auto	$9,886	$7,775	$5,462	$1,107	$479	$220	$—	$—	$24,929
Other
Performing	$31,391	$2,025	$1,949	$1,525	$2,542	$704	$2,889	$—	$43,025
Non-performing	—	16	—	18	—	4	—	—	38
Total Other	$31,391	$2,041	$1,949	$1,543	$2,542	$708	$2,889	$—	$43,063

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of September 30, 2022 and December 31, 2021 (in thousands):

	Consumer
Risk	September 30, 2022	December 31, 2021
Transactor accounts	$61,664	$57,777
Revolver accounts (by credit score):
Less than 600	4,645	6,065
600-619	2,470	2,416
620-639	4,983	4,158
640-659	8,007	7,854
660-679	9,629	13,185
680-699	11,477	15,365
700-719	14,004	16,308
720-739	14,626	14,753
740-759	12,938	12,734
760-779	13,042	8,879
780-799	12,401	7,048
800-819	8,880	5,787
820-839	4,209	5,026
840+	824	2,941
Total	$183,799	$180,296

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of September 30, 2022 and December 31, 2021 (in thousands):

	Commercial
Risk	September 30, 2022	December 31, 2021
Current	$232,591	$200,402
Past Due	19,590	10,691
Total	$252,181	$211,093

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2022 and December 31, 2021 (in thousands):

	Leases		Other
Risk	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Non-watch list – Pass	$1,953	$2,167	$234,092	$279,401
Watch – Pass	—	—	727	695
Special Mention	—	—	—	—
Substandard	—	—	24	25
Doubtful	—	—	—	—
Total	$1,953	$2,167	$234,843	$280,121

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended September 30, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$112,942	$1,133	$37,240	$4,565	$863	$5,579	$2,024	$164,346	$2,259	$166,605
Charge-offs	—	—	—	—	(241)	(1,852)	—	(2,093)	—	(2,093)
Recoveries	29	429	—	11	29	422	—	920	—	920
Provision	20,134	(1,562)	909	422	(223)	2,426	(366)	21,740	260	22,000
Ending balance - ACL	$133,105	$—	$38,149	$4,998	$428	$6,575	$1,658	$184,913	$2,519	$187,432
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Three Months Ended September 30, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$118,121	$5,901	$56,734	$5,807	$857	$11,743	$1,400	$200,563	$2,836	$203,399
Charge-offs	(1,592)	—	(77)	—	(1,782)	(1,617)	—	(5,068)	—	(5,068)
Recoveries	1,165	3	213	16	83	461	—	1,941	—	1,941
Provision	(12,559)	816	10,663	360	1,856	(4,265)	(151)	(3,280)	(720)	(4,000)
Ending balance - ACL	$105,135	$6,720	$67,533	$6,183	$1,014	$6,322	$1,249	$194,156	$2,116	$196,272
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,344	$213	$326	$142	$208	$—	$264	$3,497	$91	$3,588
Provision	(605)	(53)	154	(36)	(208)	—	(249)	(997)	(3)	(1,000)
Ending balance - ACL on off-balance sheet	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588

	Nine Months Ended September 30, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(36,217)	—	—	(57)	(560)	(4,785)	—	(41,619)	—	(41,619)
Recoveries	1,419	430	385	121	89	1,496	—	3,940	—	3,940
Provision	44,171	(2,168)	(18,501)	1,013	54	3,789	(537)	27,821	579	28,400
Ending balance - ACL	$133,105	$—	$38,149	$4,998	$428	$6,575	$1,658	$184,913	$2,519	$187,432
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Nine Months Ended September 30, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(6,311)	(31,945)	(77)	(86)	(2,030)	(4,786)	(8)	(45,243)	—	(45,243)
Recoveries	4,926	154	1,560	129	170	1,475	18	8,432	—	8,432
Provision	(16,180)	33,292	4,119	(446)	1,394	(6,153)	(1,032)	14,994	(494)	14,500
Ending balance - ACL	$105,135	$6,720	$67,533	$6,183	$1,014	$6,322	$1,249	$194,156	$2,116	$196,272
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(2,120)	(127)	33	(39)	(381)	—	(399)	(3,033)	33	(3,000)
Ending balance - ACL on off-balance sheet	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$14,319	$794	$11,791
Agriculture	—	—	—
Total Commercial and industrial	14,319	794	11,791
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,261	—	2,261
Non-owner-occupied	—	—	—
Farmland	409	—	409
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	102	—	102
Total Commercial real estate	2,772	—	2,772
Consumer real estate:
HELOC	2,550	—	2,550
First lien: 1-4 family	2,290	17	1,623
Junior lien: 1-4 family	62	—	62
Total Consumer real estate	4,902	17	4,235
Consumer:
Revolving line	488	—	488
Auto	50	—	50
Other	15	—	15
Total Consumer	553	—	553
Leases and other:
Leases	—	—	—
Other	24	—	24
Total Leases and other	24	—	24
Total loans	$22,570	$811	$19,375

	December 31, 2021
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$82,845	$2,421	$76,493
Agriculture	—	—	—
Total Commercial and industrial	82,845	2,421	76,493
Specialty lending:
Asset-based lending	—	—	—
Factoring	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,764	—	2,764
Non-owner-occupied	—	—	—
Farmland	487	—	487
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	1,626	—	1,626
Total Commercial real estate	4,877	—	4,877
Consumer real estate:
HELOC	2,488	—	2,488
First lien: 1-4 family	1,647	—	1,647
Junior lien: 1-4 family	75	—	75
Total Consumer real estate	4,210	—	4,210
Consumer:
Revolving line	—	—	—
Auto	38	—	38
Other	37	—	37
Total Consumer	75	—	75
Leases and other:
Leases	—	—	—
Other	25	—	25
Total Leases and other	25	—	25
Total loans	$92,032	$2,421	$85,680

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of September 30, 2022 and September 30, 2021.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three-month period ended September 30, 2022, the Company had no new TDRs. For the nine-month period ended September 30, 2022, the Company had two commercial TDRs with a pre-modification loan balance of $5.1 million and a post-modification loan balance of $4.3 million.  For the three and nine-month periods ended September 30, 2021, the Company had no new TDRs.   For the three and nine-month periods ended September 30, 2022 and September 30, 2021, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$764,650	$—	$(28,038)	$736,612
U.S. Agencies	178,334	—	(6,675)	171,659
Mortgage-backed	4,715,018	2	(605,452)	4,109,568
State and political subdivisions	1,605,295	253	(179,009)	1,426,539
Corporates	401,912	—	(35,761)	366,151
Collateralized loan obligations	327,394	14	(9,660)	317,748
Total	$7,992,603	$269	$(864,595)	$7,128,277

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$69,551	$374	$(751)	$69,174
U.S. Agencies	121,681	3,252	(1)	124,932
Mortgage-backed	7,967,537	93,390	(95,872)	7,965,055
State and political subdivisions	3,270,160	161,674	(9,146)	3,422,688
Corporates	316,840	2,504	(1,498)	317,846
Collateralized loan obligations	76,815	4	—	76,819
Total	$11,822,584	$261,198	$(107,268)	$11,976,514

The following table presents contractual maturity information for securities available for sale at September 30, 2022 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$111,105	$109,852
Due after 1 year through 5 years	1,559,155	1,486,824
Due after 5 years through 10 years	774,933	716,042
Due after 10 years	832,392	705,991
Total	3,277,585	3,018,709
Mortgage-backed securities	4,715,018	4,109,568
Total securities available for sale	$7,992,603	$7,128,277

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2022, there were no sales of securities available for sale.  For the nine months ended September 30, 2021, there were $295.5 million in proceeds from sales of securities available for sale.  There were no gross realized gains for the nine months ended September 30, 2022.  Securities transactions resulted in gross realized gains of $5.1 million for the nine months ended September 30, 2021. There were no gross realized losses for the nine months ended September 30, 2022.  Securities transactions resulted in gross realized losses of $2.3 thousand the nine months ended September 30, 2021.

There were $9.4 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2022 and December 31, 2021, respectively. Of these amounts, securities with a market value of $129.9 million and $171.2 million at September 30, 2022 and December 31, 2021, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

Accrued interest on securities available for sale totaled $28.3 million and $45.8 million as of September 30, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021 (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	60	$681,725	$(23,225)	4	$54,888	$(4,813)	64	$736,613	$(28,038)
U.S. Agencies	29	171,659	(6,675)	—	—	—	29	171,659	(6,675)
Mortgage-backed	788	2,589,194	(310,027)	108	1,520,143	(295,425)	896	4,109,337	(605,452)
State and political subdivisions	2,222	1,295,216	(145,050)	128	100,402	(33,959)	2,350	1,395,618	(179,009)
Corporates	210	292,051	(25,877)	66	74,099	(9,884)	276	366,150	(35,761)
Collateralized loan obligations	41	309,759	(9,660)	—	—	—	41	309,759	(9,660)
Total	3,350	$5,339,604	$(520,514)	306	$1,749,532	$(344,081)	3,656	$7,089,136	$(864,595)

	Less than 12 months			12 months or more			Total
December 31, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	4	$58,867	$(751)	—	$—	$—	4	$58,867	$(751)
U.S. Agencies	1	11,149	(1)	—	—	—	1	11,149	(1)
Mortgage-backed	344	5,404,968	(87,301)	13	233,295	(8,571)	357	5,638,263	(95,872)
State and political subdivisions	357	329,042	(6,969)	31	44,939	(2,177)	388	373,981	(9,146)
Corporates	152	193,899	(1,498)	—	—	—	152	193,899	(1,498)
Collateralized loan obligations	—	—	—	—	—	—	—	—	—
Total	858	$5,997,925	$(96,520)	44	$278,234	$(10,748)	902	$6,276,159	$(107,268)

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

As of September 30, 2022 and December 31, 2021, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table shows the Company’s held-to-maturity investments’ amortized cost, fair value, and gross unrealized gains and losses at September 30, 2022 and December 31, 2021, respectively (in thousands):

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,062	$—	$(4,139)	$118,923	$—	$123,062
Mortgage-backed	3,016,432	—	(380,177)	2,636,255	—	3,016,432
State and political subdivisions	2,698,212	285	(373,869)	2,324,628	(2,519)	2,695,693
Total	$5,837,706	$285	$(758,185)	$5,079,806	$(2,519)	$5,835,187

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Mortgage-backed	$396,134	$14	$(2,431)	$393,717	$—	$396,134
State and political subdivisions	1,084,282	3,346	(38,954)	1,048,674	(1,940)	1,082,342
Total	$1,480,416	$3,360	$(41,385)	$1,442,391	$(1,940)	$1,478,476

The following table presents contractual maturity information for securities held to maturity at September 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$69,922	$68,678
Due after 1 year through 5 years	348,925	331,530
Due after 5 years through 10 years	709,203	618,054
Due after 10 years	1,693,224	1,425,289
Total	2,821,274	2,443,551
Mortgage-backed securities	3,016,432	2,636,255
Total securities held to maturity	$5,837,706	$5,079,806

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2022 or 2021.

During the nine months ended September 30, 2022, securities with an amortized cost of $4.0 billion and a fair value of $3.7  billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $235.2 million at September 30, 2022.

Accrued interest on securities held to maturity totaled $22.6 million and $5.3 million at September 30, 2022 and December 31, 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021, respectively (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	11	$118,923	$(4,139)	—	$—	$—	11	$118,923	$(4,139)
Mortgage-backed	261	2,636,255	(380,177)	—	—	—	261	2,636,255	(380,177)
State and political subdivisions	1,449	1,765,564	(314,219)	52	414,718	(59,650)	1,501	2,180,282	(373,869)
Total	1,721	$4,520,742	$(698,535)	52	$414,718	$(59,650)	1,773	$4,935,460	$(758,185)

	Less than 12 months			12 months or more			Total
December 31, 2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Mortgage-backed	12	$317,887	$(2,431)	—	$—	$—	12	$317,887	$(2,431)
State and political subdivisions	58	585,153	(12,494)	28	217,579	(26,460)	86	802,732	(38,954)
Total	70	$903,040	$(14,925)	28	$217,579	$(26,460)	98	$1,120,619	$(41,385)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at September 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
September 30, 2022	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$439,191	$618,217	$17,811	$3,751	$1,078,970
Utilities and general obligation	597,375	848,057	141,796	31,442	572	—	1,619,242
Total state and political subdivisions	$597,375	$848,057	$580,987	$649,659	$18,383	$3,751	$2,698,212

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2021	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$372,696	$605,104	$20,678	$870	$999,348
Utilities	55,096	29,838	—	—	84,934
Total state and political subdivisions	$427,792	$634,942	$20,678	$870	$1,084,282

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

All held-to-maturity securities were current and not past due at September 30, 2022.

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

Trading Securities

There were net unrealized gains on trading securities of $33 thousand and net unrealized losses of $154 thousand at September 30, 2022 and 2021, respectively.  Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $4.0 million and $3.2 million at September 30, 2022 and December 31, 2021, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
FRB and FHLB stock	$36,222	$36,222
Equity securities with readily determinable fair values	28,182	64,149
Equity securities without readily determinable fair values	269,328	226,727
Total	$333,732	$327,098

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

Investment Securities Gains, Net

The table below presents the components of Investments securities (losses) gains, net for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment securities (losses) gains, net
Available-for-sale debt securities:
Gains realized on sales	$—	$1,060	$—	$5,080
Losses realized on sales	—	(2)	—	(2)
Equity securities with readily determinable fair values:
Fair value adjustments, net	(1,441)	(4,427)	(8,570)	(9,607)
Equity securities without readily determinable fair values:
Fair value adjustments, net	96	(141)	1,261	8,138
Sales	—	—	66,162	—
Total investment securities (losses) gains, net	$(1,345)	$(3,510)	$58,853	$3,609

During June 2022, the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $66.2 million.  Prior to the sale, the Visa Inc. Class B shares had no carrying value on the Company’s Consolidated Balance Sheets as the Company had no historical cost basis in the shares.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2022 and December 31, 2021 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2022	$59,419	$51,332	$63,767	$174,518
Branch acquisition	3,694	—	4,013	7,707
Balances as of September 30, 2022	$63,113	$51,332	$67,780	$182,225

Balances as of January 1, 2021	$59,419	$51,332	$70,116	$180,867
Sale of component of business segment	—	—	(6,349)	(6,349)
Balances as of December 31, 2021	$59,419	$51,332	$63,767	$174,518

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$52,404	$71,167	$123,571
Accumulated amortization	50,361	59,837	110,198
Net carrying amount	$2,043	$11,330	$13,373

	As of December 31, 2021
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,167	$121,226
Accumulated amortization	49,623	57,187	106,810
Net carrying amount	$436	$13,980	$14,416

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

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Aggregate amortization expense	$1,092	$1,110	$3,388	$3,647

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2022	$1,091
For the year ending December 31, 2023	3,899
For the year ending December 31, 2024	3,169
For the year ending December 31, 2025	2,962
For the year ending December 31, 2026	2,103

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2022 and December 31, 2021, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2022
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$259,082	$—	$—	$259,082
U.S. Agencies	1,698,034	301,112	1,500	2,000,646
Total repurchase agreements	$1,957,116	$301,112	$1,500	$2,259,728

	As of December 31, 2021
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agencies	$2,820,788	$404,800	$250	$3,225,838
Total repurchase agreements	$2,820,788	$404,800	$250	$3,225,838

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments:  Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2022.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Institutional Banking is a combination of banking services, fund services, asset management services and healthcare services provided to institutional clients.  This segment also provides fixed income sales, trading and underwriting, corporate trust and escrow services, as well as institutional custody.  Institutional Banking includes UMB Fund Services, Inc., which provides fund administration and accounting, investor services and transfer agency, and other services to mutual fund and alternative investment groups.  Healthcare services provides healthcare payment solutions including custodial services for health savings accounts (HSAs) and private label, multipurpose debit cards to insurance carriers, third-party administrators, software companies, employers, and financial institutions.

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

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows (in thousands):

	Three Months Ended September 30, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$150,080	$43,382	$40,023	$233,485
Provision for credit losses	20,156	162	1,682	22,000
Noninterest income	16,785	89,386	22,552	128,723
Noninterest expense	87,120	82,073	62,203	231,396
Income (loss) before taxes	59,589	50,533	(1,310)	108,812
Income tax expense (benefit)	11,403	9,670	(251)	20,822
Net income (loss)	$48,186	$40,863	$(1,059)	$87,990
Average assets	$17,658,000	$11,999,000	$6,653,000	$36,310,000

	Three Months Ended September 30, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$150,871	$21,203	$37,691	$209,765
Provision for credit losses	(5,720)	172	548	(5,000)
Noninterest income	17,048	65,568	25,291	107,907
Noninterest expense	78,708	73,369	56,792	208,869
Income before taxes	94,931	13,230	5,642	113,803
Income tax expense	16,130	2,248	958	19,336
Net income	$78,801	$10,982	$4,684	$94,467
Average assets	$15,766,000	$11,976,000	$8,131,000	$35,873,000

	Nine Months Ended September 30, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$444,176	$104,615	$119,840	$668,631
Provision for credit losses	25,183	402	3,315	28,900
Noninterest income	100,379	243,740	84,617	428,736
Noninterest expense	246,230	234,185	179,886	660,301
Income before taxes	273,142	113,768	21,256	408,166
Income tax expense	51,298	21,367	3,992	76,657
Net income	$221,844	$92,401	$17,264	$331,509
Average assets	$17,122,000	$13,396,000	$7,148,000	$37,666,000

	Nine Months Ended September 30, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$430,158	$64,599	$110,194	$604,951
Provision for credit losses	8,096	539	2,865	11,500
Noninterest income	62,306	202,769	83,318	348,393
Noninterest expense	221,883	217,257	172,013	611,153
Income before taxes	262,485	49,572	18,634	330,691
Income tax expense	44,584	8,419	3,166	56,169
Net income	$217,901	$41,153	$15,468	$274,522
Average assets	$14,987,000	$11,734,000	$7,681,000	$34,402,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended September 30, 2022 and September 30, 2021, the Company had $8.8 million and $8.6 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606. For the nine months ended September 30, 2022 and September 30, 2021, the Company had $26.5 million and $25.4 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2022.  Total receivables from revenue recognized under the scope of ASC 606 were $73.4 million and $73.6 million as of September 30, 2022 and December 31, 2021, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and nine months ended September 30, 2022 and September 30, 2021.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2022 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$46,385	$13,201	$—	$59,586
Trading and investment banking	—	(38)	—	5,425	5,387
Service charges on deposit accounts	8,357	9,564	1,978	33	19,932
Insurance fees and commissions	—	—	375	—	375
Brokerage fees	66	11,904	1,870	—	13,840
Bankcard fees	16,656	5,350	5,951	(8,578)	19,379
Investment securities losses, net	—	—	—	(1,345)	(1,345)
Other	202	477	694	10,196	11,569
Total Noninterest income	$25,281	$73,642	$24,069	$5,731	$128,723

	Three Months Ended September 30, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$42,697	$14,217	$—	$56,914
Trading and investment banking	—	129	—	5,807	5,936
Service charges on deposit accounts	8,164	9,867	1,762	88	19,881
Insurance fees and commissions	—	—	285	—	285
Brokerage fees	16	851	2,032	—	2,899
Bankcard fees	15,300	4,727	5,534	(8,363)	17,198
Investment securities losses, net	—	—	—	(3,510)	(3,510)
Other	239	404	640	7,021	8,304
Total Noninterest income	$23,719	$58,675	$24,470	$1,043	$107,907

	Nine Months Ended September 30, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$137,225	$40,775	$—	$178,000
Trading and investment banking	—	178	—	17,772	17,950
Service charges on deposit accounts	25,998	33,704	5,554	153	65,409
Insurance fees and commissions	—	—	879	—	879
Brokerage fees	174	23,738	5,775	—	29,687
Bankcard fees	46,387	16,234	17,083	(25,850)	53,854
Investment securities gains, net	—	—	—	58,853	58,853
Other	598	1,380	2,073	20,053	24,104
Total Noninterest income	$73,157	$212,459	$72,139	$70,981	$428,736

	Nine Months Ended September 30, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$120,300	$45,311	$—	$165,611
Trading and investment banking	—	750	—	23,212	23,962
Service charges on deposit accounts	24,674	34,876	4,663	236	64,449
Insurance fees and commissions	—	—	950	—	950
Brokerage fees	90	2,843	5,892	—	8,825
Bankcard fees	42,335	14,310	16,078	(24,789)	47,934
Investment securities gains, net	—	—	—	3,609	3,609
Other	673	1,219	1,948	29,213	33,053
Total Noninterest income	$67,772	$174,298	$74,842	$31,481	$348,393

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	September 30,	December 31,
	2022	2021
Commitments to extend credit for loans (excluding credit card loans)	$12,230,805	$10,122,617
Commitments to extend credit under credit card loans	3,898,171	3,743,165
Commercial letters of credit	2,253	2,754
Standby letters of credit	442,225	365,030
Forward contracts	29,158	9,729
Spot foreign exchange contracts	6,863	2,946

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

The ACL for off-balance sheet credit exposures was $3.1 million and $2.6 million at September 30, 2022 and December 31, 2021, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  There was no provision for off-balance sheet credit exposures recorded for the three months ended September 30, 2022. For the nine months ended September 30, 2022, provision of $500 thousand was recorded for off-balance sheet credit exposures. A reduction of $1.0 million and $3.0 million of provision for off-balance sheet credit exposures was recorded for the three and nine months ended September 30, 2021, respectively. Provision for off-balance sheet credit exposure is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2022 and December 31, 2021.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2022	2021	2022	2021
Interest Rate Products:
Derivatives not designated as hedging instruments	$50,041	$57,134	$131,215	$13,944
Derivatives designated as hedging instruments	429	546	79	—
Total	$50,470	$57,680	$131,294	$13,944

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of September 30, 2022, the Company had seven interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities.  These swaps had an aggregate notional amount of $607.6 million as of September 30, 2022.  As of December 31, 2021, the Company had 10 interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities with an aggregate notional amount of $1.0 billion.  During the nine months ended September 30, 2022, the Company terminated three fair value hedges.  In connection with these terminated hedges, $26.8 million of hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of September 30, 2022 and December 31, 2021, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both September 30, 2022 and December 31, 2021.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $8.6 million, or $6.5 million net of tax, and $12.3 million, or $9.4 million net of tax, as of September 30, 2022 and December 31, 2021, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 1.9 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s items. The Company expects to reclassify $841 thousand from AOCI as a reduction to Interest expense and $4.9 million from AOCI to Interest income during the next 12 months.  As of September 30, 2022, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 14.0 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income.  As of September 30, 2022, the Company had 220 interest rate swaps with an aggregate notional amount of $3.5 billion related to this program.  As of December 31, 2021, the Company had 188 interest rate swaps with an aggregate notional amount of $2.9 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Interest Rate Products
Derivatives not designated as hedging instruments	$51	$95	$425	$339
Total	$51	$95	$425	$339
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$24,605	$2,370	$77,316	$2,745
Fair value adjustments on hedged items	(24,631)	(2,363)	(76,795)	(2,718)
Total	$(26)	$7	$521	$27

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	For the Three Months Ended September 30, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,297	$1,864	$(567)
Interest rate swaps	3,321	3,321	—	(80)	(80)	—
Total	$3,321	$3,321	$—	$1,217	$1,784	$(567)

	For the Three Months Ended September 30, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,175	$1,742	$(567)
Interest rate swaps	432	432	—	(344)	(344)	—
Total	$432	$432	$—	$831	$1,398	$(567)

	For the Nine Months Ended September 30, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$3,710	$5,393	$(1,683)
Interest rate swaps	12,438	12,438	—	(616)	(616)	—
Total	$12,438	$12,438	$—	$3,094	$4,777	$(1,683)

	For the Nine Months Ended September 30, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$3,551	$5,234	$(1,683)
Interest rate swaps	3,513	3,513	—	(1,001)	(1,001)	—
Total	$3,513	$3,513	$—	$2,550	$4,233	$(1,683)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2022, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at September 30, 2022
Description	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$574	$574	$—	$—
U.S. Agencies	994	—	994	—
Mortgage-backed	2,376	—	2,376	—
State and political subdivisions	4,910	—	4,910	—
Corporates	5,017	5,017	—	—
Trading – other	519	519	—	—
Trading securities	14,390	6,110	8,280	—
U.S. Treasury	736,612	736,612	—	—
U.S. Agencies	171,659	—	171,659	—
Mortgage-backed	4,109,568	—	4,109,568	—
State and political subdivisions	1,426,539	—	1,426,539	—
Corporates	366,151	366,151	—	—
Collateralized loan obligations	317,748	—	317,748	—
Available-for-sale securities	7,128,277	1,102,763	6,025,514	—
Equity securities with readily determinable fair values	28,182	28,182	—	—
Company-owned life insurance	56,748	—	56,748	—
Bank-owned life insurance	507,241	—	507,241	—
Derivatives	50,470	—	50,470	—
Total	$7,785,308	$1,137,055	$6,648,253	$—
Liabilities
Derivatives	$131,294	$—	$131,294	$—
Securities sold not yet purchased	4,018	—	4,018	—
Total	$135,312	$—	$135,312	$—

	Fair Value Measurement at December 31, 2021
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,625	$1,625	$—	$—
U.S. Agencies	2,159	—	2,159	—
Mortgage-backed	2,060	—	2,060	—
State and political subdivisions	21,671	—	21,671	—
Corporates	4,000	4,000	—	—
Trading – other	360	360	—	—
Trading securities	31,875	5,985	25,890	—
U.S. Treasury	69,174	69,174	—	—
U.S. Agencies	124,932	—	124,932	—
Mortgage-backed	7,965,055	—	7,965,055	—
State and political subdivisions	3,422,688	—	3,422,688	—
Corporates	317,846	317,846	—	—
Collateralized loan obligations	76,819	—	76,819	—
Available-for-sale securities	11,976,514	387,020	11,589,494	—
Equity securities with readily determinable fair values	64,149	64,149	—	—
Company-owned life insurance	65,245	—	65,245	—
Bank-owned life insurance	498,373	—	498,373	—
Derivatives	57,680	—	57,680	—
Total	$12,693,836	$457,154	$12,236,682	$—
Liabilities
Derivatives	$13,944	$—	$13,944	$—
Securities sold not yet purchased	3,197	—	3,197	—
Total	$17,141	$—	$17,141	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement at September 30, 2022 Using
Description	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Nine Months Ended September 30
Collateral dependent assets	$4,474	$—	$—	$4,474	$(3,089)
Other real estate owned	68	—	—	68	—
Total	$4,542	$—	$—	$4,542	$(3,089)

	Fair Value Measurement at December 31, 2021 Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$46,979	$—	$—	$46,979	$1,521
Other real estate owned	—	—	—	—	—
Total	$46,979	$—	$—	$46,979	$1,521

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

The estimated fair value of the Company’s financial instruments at September 30, 2022 and December 31, 2021 are as follows (in thousands):

	Fair Value Measurement at September 30, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,855,893	$2,148,354	$707,539	$—	$2,855,893
Securities available for sale	7,128,277	1,102,763	6,025,514	—	7,128,277
Securities held to maturity, exclusive of allowance for credit losses	5,837,706	—	5,079,806	—	5,079,806
Trading securities	14,390	6,110	8,280	—	14,390
Other securities	333,732	28,182	305,550	—	333,732
Loans, exclusive of allowance for credit losses	19,886,443	—	19,516,058	—	19,516,058
Derivatives	50,470	—	50,470	—	50,470
FINANCIAL LIABILITIES
Demand and savings deposits	30,936,421	30,936,421	—	—	30,936,421
Time deposits	869,967	—	869,967	—	869,967
Other borrowings	2,314,168	54,440	2,259,728	—	2,314,168
Long-term debt	381,543	—	420,467	—	420,467
Derivatives	131,294	—	131,294	—	131,294
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,346
Commercial letters of credit					152
Standby letters of credit					3,017

	Fair Value Measurement at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$10,472,084	$9,255,727	$1,216,357	$—	$10,472,084
Securities available for sale	11,976,514	387,020	11,589,494	—	11,976,514
Securities held to maturity, exclusive of allowance for credit losses	1,480,416	—	1,442,391	—	1,442,391
Trading securities	31,875	5,985	25,890	—	31,875
Other securities	327,098	64,149	262,949	—	327,098
Loans, exclusive of allowance for credit losses	17,172,148	—	17,506,662	—	17,506,662
Derivatives	57,680	—	57,680	—	57,680
FINANCIAL LIABILITIES
Demand and savings deposits	34,748,286	34,748,286	—	—	34,748,286
Time deposits	851,641	—	851,641	—	851,641
Other borrowings	3,238,435	12,597	3,225,838	—	3,238,435
Long-term debt	271,544	—	285,961	—	285,961
Derivatives	13,944	—	13,944	—	13,944
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					7,841
Commercial letters of credit					179
Standby letters of credit					3,553

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2022 and December 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine-month periods ended September 30, 2022.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During the third quarter of 2022, the Company’s results of operations included continued maintenance of the ACL at a level appropriate given the state of key macroeconomic variables utilized in the econometric models at September 30, 2022.  Additionally, the Company continued to see impacts of the volatile equity and debt markets in its fee-based businesses, as well as the impacts of the recent interest rate increases in net interest income.

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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the third quarter of 2022, total revenue increased $44.5 million, or 14.0%, as compared to the third quarter of 2021, while noninterest expense increased $22.5 million, or 10.8%, for the same period.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  During the third quarter of 2022, the Company had an increase in net interest income of $23.7 million, or 11.3%, from the same period in 2021.  The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, coupled with higher interest rates.  This increase was partially offset by higher interest-bearing deposit rates as compared to the third quarter of 2021 and lower PPP income.  There was a decrease of $9.8 million in interest income for loans recorded under the PPP as compared to the third quarter of 2021.  Average loan balances increased $2.5 billion, or 15.1%, for the third quarter of 2022, compared to the same period in 2021. Average PPP loans for the third quarter of 2022 decreased $495.6 million compared to the third quarter of 2021.  Average securities balances increased $1.8 billion compared to the same period in 2021, while average liquidity decreased $4.0 billion.  The funding for these assets was driven primarily by an 8.7% increase in average noninterest-bearing deposits, offset by a 0.7% decrease in average interest-bearing liabilities.  Net interest margin, on a tax-equivalent basis, increased 24 basis points compared to the same period in 2021, in large part due to an increase in the benefit of free funds during the third quarter of 2022 with the increase in short-term interest rates, coupled with the repricing of earning assets.  This increase was partially offset by lower liquidity buildup and repricing of interest-bearing liabilities.  Net interest spread contracted by 18 basis points during the same period.  The Company expects to see continued volatility in the economic markets and governmental responses to inflation, geopolitical tensions, supply chain constraints, and the COVID-19 pandemic.  These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $20.8 million, or 19.3%, to $128.7 million for the three months ended September 30, 2022, compared to the same period in 2021.  This change was primarily due to an increase of $10.9 million in brokerage fees, coupled with increases in trust and securities processing of $2.7 million, bankcard fees of $2.2 million, investment securities gains, net of $2.2 million, derivative income of $2.1 million, and company-owned life insurance income of $1.7 million.  See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended September 30, 2022, noninterest income represented 35.5% of total revenue, compared to 34.0% for the same period in 2021.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At September 30, 2022, the Company had $2.5 billion in total shareholders’ equity.  This was a decrease of $589.3 million, or 18.9%, compared to total shareholders’ equity at September 30, 2021.  This decrease was driven by lower AOCI due to the current interest rate environment.  At September 30, 2022, the Company had a total risk-based capital ratio of 13.13%.  The Company did not repurchase any shares of common stock during the third quarter of 2022.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2022.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $88.0 million for the three-month period ended September 30, 2022, compared to net income of $94.5 million for the same period a year earlier.  Basic earnings per share for the third quarter of 2022 were $1.82 per share ($1.81 per share fully-diluted) compared to $1.96 per share ($1.94 per share fully-diluted) for the third quarter of 2021.  Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2022 were 0.96% and 12.90%, respectively, compared to 1.04% and 11.89%, respectively, for the three-month period ended September 30, 2021.

The Company recorded net income of $331.5 million for the nine-month period ended September 30, 2022, compared to net income of $274.5 million for the same period a year earlier.  Basic earnings per share for the nine-month period ended September 30, 2022 were $6.86 per share ($6.80 per share fully-diluted) compared to $5.69 per share ($5.64 per share fully-diluted) for the same period in 2021.  Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2022 were 1.18% and 16.05%, respectively, compared to 1.07% and 11.95%, respectively, for the nine-month period ended September 30, 2021.

Net interest income for the three and nine-month periods ended September 30, 2022 increased $23.7 million, or 11.3%, and $63.7 million, or 10.5%, respectively, compared to the same periods in 2021.  For the three-month period ended September 30, 2022, average earning assets increased by $330.6 million, or 1.0%, and for the nine-month period ended September 30, 2022, they increased by $3.1 billion, or 9.6%, compared to the same periods in 2021.  Net interest margin, on a tax-equivalent basis, increased to 2.76% and to 2.56% for the three and nine-month periods ended September 30, 2022, respectively, compared to 2.52% and 2.55% for the same periods in 2021.

The provision for credit losses increased by $27.0 million for the three-month period ended September 30, 2022 and increased by $17.4 million for the nine-month period ended September 30, 2022, as compared to the same periods in 2021.  These increases are driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. The Company’s nonperforming loans decreased $76.7 million to $19.8 million at September 30, 2022, compared to September 30, 2021.  The ACL on loans as a percentage of total loans decreased to 0.93% as of September 30, 2022, compared to 1.18% at September 30, 2021.  For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $20.8 million, or 19.3%, for the three-month period ended September 30, 2022, and increased by $80.3 million, or 23.1%, for the nine-month period ended September 30, 2022, compared to the same periods in 2021.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $22.5 million, or 10.8%, for the three-month period ended September 30, 2022, and increased by $49.1 million, or 8.0%, for the nine-month period ended September 30, 2022, compared to the same periods in 2021.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three and nine-month periods ended September 30, 2022 increased $23.7 million, or 11.3%, and $63.7 million, or 10.5%, compared to the same periods in 2021.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended September 30, 2022 decreased 18 basis points as compared to the same period in 2021. Net interest margin for the three months ended September 30, 2022 increased 24 basis points compared to the same period in 2021. Net interest spread for the nine-month period ended September 30, 2022 decreased by 18 basis points as compared to the same period in 2021. Net interest margin for the nine-month period ended September 30, 2022 increased by one basis point compared to the same period in 2021. The changes are primarily due to favorable volume and rate variances on earning assets and an increased benefit of interest-free funds.  These are offset by unfavorable rate variances on interest-bearing deposits. Earning asset balance increases have been driven by higher average loan and security balances.  These variances have led to an increase in the Company’s net interest income during 2022, as compared to results for the same periods in 2021. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 3.46% for the three-month period ended September 30, 2022, and 2.57% for the same period in 2021.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 2.87% for the nine-month period ended September 30, 2022, and 2.62% for the same period in 2021.

	Three Months Ended September 30,
	2022		2021
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$19,284,262	4.46%	$16,756,753	3.77%
Securities:
Taxable	9,796,212	2.03	7,662,106	1.72
Tax-exempt	3,885,333	3.18	4,240,408	2.90
Total securities	13,681,545	2.35	11,902,514	2.14
Federal funds and resell agreements	848,844	2.83	1,092,266	0.87
Interest-bearing due from banks	632,595	1.60	4,345,422	0.16
Other earning assets	5,651	5.69	25,392	4.30
Total earning assets	34,452,897	3.53	34,122,347	2.65
Allowance for credit losses	(167,939)		(203,144)
Other assets	2,025,193		1,953,337
Total assets	$36,310,151		$35,872,540
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$17,403,199	1.10%	$18,027,862	0.15%
Federal funds and repurchase agreements	3,055,164	1.91	2,596,326	0.24
Borrowed funds	294,739	4.96	270,795	4.72
Total interest-bearing liabilities	20,753,102	1.28	20,894,983	0.22
Noninterest-bearing demand deposits	12,394,251		11,400,143
Other liabilities	456,992		425,385
Shareholders' equity	2,705,806		3,152,029
Total liabilities and shareholders' equity	$36,310,151		$35,872,540
Net interest spread		2.25%		2.43%
Net interest margin		2.76		2.52

	Nine Months Ended September 30,
	2022		2021
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$18,328,139	3.91%	$16,608,711	3.74%
Securities:
Taxable	9,695,499	1.94	7,022,914	1.72
Tax-exempt	3,912,590	3.11	4,276,813	2.93
Total securities	13,608,089	2.28	11,299,727	2.18
Federal funds and resell agreements	1,070,319	1.50	1,280,177	0.81
Interest-bearing due from banks	2,841,510	0.43	3,506,727	0.12
Other earning assets	12,170	4.86	21,475	4.28
Total earning assets	35,860,227	2.94	32,716,817	2.70
Allowance for credit losses	(182,647)		(207,338)
Other assets	1,988,189		1,892,516
Total assets	$37,665,769		$34,401,995
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$17,775,016	0.53%	$17,397,225	0.15%
Federal funds and repurchase agreements	2,896,021	1.01	2,620,354	0.27
Borrowed funds	279,659	4.85	270,230	4.76
Total interest-bearing liabilities	20,950,696	0.65	20,287,809	0.23
Noninterest-bearing demand deposits	13,537,023		10,624,524
Other liabilities	416,492		418,397
Shareholders' equity	2,761,558		3,071,265
Total liabilities and shareholders' equity	$37,665,769		$34,401,995
Net interest spread		2.29%		2.47%
Net interest margin		2.56		2.55

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $472.4 million and $2.5 billion for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021.  The benefit from interest-free funds increased 42 and 19 basis points in the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021, due to increased short-term interest rates, increased earning assets, and increased noninterest-bearing deposits.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2022 and 2021			September 30, 2022 and 2021
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$26,000	$31,728	$57,728	$49,581	$22,829	$72,410
Securities:
Taxable	10,271	6,425	16,696	37,655	12,776	50,431
Tax-exempt	(2,670)	2,904	234	(7,861)	5,781	(2,080)
Federal funds sold and resell agreements	(640)	4,307	3,667	(1,447)	5,688	4,241
Interest-bearing due from banks	(2,588)	3,434	846	(722)	6,696	5,974
Trading	(237)	79	(158)	(299)	92	(207)
Interest income	30,136	48,877	79,013	76,907	53,862	130,769
Change in interest incurred on:
Interest-bearing deposits	(242)	41,958	41,716	446	49,510	49,956
Federal funds purchased and repurchase agreements	331	12,782	13,113	609	15,985	16,594
Other borrowed funds	295	169	464	339	200	539
Interest expense	384	54,909	55,293	1,394	65,695	67,089
Net interest income	$29,752	$(6,032)	$23,720	$75,513	$(11,833)	$63,680

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Average earning assets	$34,452,897	$34,122,347	$330,550	$35,860,227	$32,716,817	$3,143,410
Interest-bearing liabilities	20,753,102	20,894,983	(141,881)	20,950,696	20,287,809	662,887
Interest-free funds	$13,699,795	$13,227,364	$472,431	$14,909,531	$12,429,008	$2,480,523
Free funds ratio (interest free funds to average earning assets)	39.76%	38.76%	1.00%	41.58%	37.99%	3.59%
Tax-equivalent yield on earning assets	3.53	2.65	0.88	2.94	2.70	0.24
Cost of interest-bearing liabilities	1.28	0.22	1.06	0.65	0.23	0.42
Net interest spread	2.25	2.43	(0.18)	2.29	2.47	(0.18)
Benefit of interest-free funds	0.51	0.09	0.42	0.27	0.08	0.19
Net interest margin	2.76%	2.52%	0.24%	2.56%	2.55%	0.01%

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

Based on the factors above, management of the Company recorded $22.0 million as provision for credit losses for the three-month period ended September 30, 2022, as compared to a reduction of $5.0 million for the same period in 2021. For the nine-month period ended September 30, 2022, management of the Company recorded $28.9 million as provision for credit losses, as compared to $11.5 million for the same period in 2021.  These changes are the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment.  As illustrated in Table 3 below, the ACL on loans decreased to 0.93% of total loans as of September 30, 2022, compared to 1.18% of total loans as of September 30, 2021.

Table 3 presents a summary of the Company’s ACL for the nine-month periods ended September 30, 2022 and 2021, and for the year ended December 31, 2021.  Net charge-offs were $37.7 million for the nine-month period ended September 30, 2022, compared to $36.8 million for the same period in 2021.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2022	2021	2021
Allowance – January 1	$196,711	$218,583	$218,583
Provision for credit losses	28,400	14,500	23,000
Charge-offs:
Commercial and industrial	(36,217)	(6,311)	(13,981)
Specialty lending	—	(31,945)	(31,945)
Commercial real estate	—	(77)	(1,198)
Consumer real estate	(57)	(86)	(96)
Consumer	(560)	(2,030)	(2,424)
Credit cards	(4,785)	(4,786)	(6,011)
Leases and other	—	(8)	(8)
Total charge-offs	(41,619)	(45,243)	(55,663)
Recoveries:
Commercial and industrial	1,419	4,926	6,694
Specialty lending	430	154	187
Commercial real estate	385	1,560	1,560
Consumer real estate	121	129	142
Consumer	89	170	223
Credit cards	1,496	1,475	1,967
Leases and other	—	18	18
Total recoveries	3,940	8,432	10,791
Net charge-offs	(37,679)	(36,811)	(44,872)
Allowance for credit losses – end of period	$187,432	$196,272	$196,711
Allowance for credit losses on loans	$184,913	$194,156	$194,771
Allowance for credit losses on held-to-maturity securities	2,519	2,116	1,940
Loans at end of period, net of unearned interest	19,883,573	16,469,463	17,170,871
Held-to-maturity securities at end of period	5,837,706	1,089,424	1,480,416
Total assets at amortized cost	25,721,279	17,558,887	18,651,287
Average loans, net of unearned interest	18,326,871	16,594,289	16,618,350
Allowance for credit losses on loans to loans at end of period	0.93%	1.18%	1.13%
Allowance for credit losses – end of period to total assets at amortized cost	0.73%	1.12%	1.05%
Allowance as a multiple of net charge-offs	3.72x	3.99x	4.38x
Net charge-offs to average loans	0.27%	0.30%	0.27%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Trust and securities processing	$59,586	$56,914	$2,672	4.7%
Trading and investment banking	5,387	5,936	(549)	(9.2)
Service charges on deposits	19,932	19,881	51	0.3
Insurance fees and commissions	375	285	90	31.6
Brokerage fees	13,840	2,899	10,941	377.4
Bankcard fees	19,379	17,198	2,181	12.7
Investment securities losses, net	(1,345)	(3,510)	2,165	61.7
Other	11,569	8,304	3,265	39.3
Total noninterest income	$128,723	$107,907	$20,816	19.3%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Trust and securities processing	$178,000	$165,611	$12,389	7.5%
Trading and investment banking	17,950	23,962	(6,012)	(25.1)
Service charges on deposits	65,409	64,449	960	1.5
Insurance fees and commissions	879	950	(71)	(7.5)
Brokerage fees	29,687	8,825	20,862	236.4
Bankcard fees	53,854	47,934	5,920	12.4
Investment securities gains, net	58,853	3,609	55,244	1,530.7
Other	24,104	33,053	(8,949)	(27.1)
Total noninterest income	$428,736	$348,393	$80,343	23.1%

Noninterest income increased by $20.8 million, or 19.3%, during the three-month period ended September 30, 2022, and increased $80.3 million, or 23.1%, during the nine-month period ended September 30, 2022, compared to the same periods in 2021.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three and nine-month periods ended September 30, 2022, compared to the same periods in 2021, was primarily due to an increase in fund services and corporate trust revenues, offset by lower wealth management income.  For the three-month period ended September 30, 2022, fund services revenue increased $2.0 million, or 6.2%, and corporate trust revenue increased $1.7 million, or 16.6%, compared to the same period in 2021.  For the nine-month period ended September 30, 2022, fund services revenue increased $12.0 million, or 13.7%, and corporate trust revenue increased $5.2 million, or 16.9%, compared to the same period in 2021. These increases are partially offset by a decrease of $1.0 million, or 6.9%, and $4.8 million, or 10.3%, in wealth management income, respectively. The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended September 30, 2022 decreased $0.5 million, or 9.2%, and decreased $6.0 million, or 25.1%, for the nine-month period ended September 30, 2022 compared to the same periods in 2021.  These changes were primarily driven by the volatile market’s impact on trading volume.  The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three-month period ended September 30, 2022 increased $10.9 million, or 377.4%, compared to the same period in 2021.  For the nine-month period ended September 30, 2022, brokerage fees increased $20.9 million, or 236.4%, compared to the same period in 2021. The increases in both periods were driven by higher 12b-1 fees and money market income.  The increases in short-term interest rates will impact the income in this category the remainder of the year.

Bankcard fees for the three and nine-month periods ended September 30, 2022 increased $2.2 million, or 12.7%, and $5.9 million, or 12.4%, respectively, as compared to the same periods in 2021. The increase in both periods was driven by increased interchange income.

Investment securities gains, net for the three and nine-month periods ended September 30, 2022 increased $2.2 million, or 61.7%, and $55.2 million, or 1,530.7%, respectively, compared to the same periods in 2021. The increase for the three-month period was driven by a $3.0 million change in valuations of securities with readily determinable fair values.  This was partially offset by a decline of $1.1 million in gains on sales of available-for-sale securities. The increase for the nine-month period was primarily due to a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares. This gain for the nine-month period was partially offset by declines of $6.9 million in valuations of other securities without readily determinable fair values and a decrease of $5.1 million in gains on sales of available-for-sale securities.  The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets.  The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended September 30, 2022, increased $3.3 million, or 39.3%, compared to the same period in 2021, driven by increases of $2.1 million in derivative income and $1.7 million in company-owned life insurance.  For the nine-month period, other noninterest income decreased $8.9 million, or 27.1%, compared to the same period in 2021, driven by a $11.1 million decrease in company-owned life insurance and a $3.3 million decrease in gains on the sale of mortgage loans.  These decreases are offset by an increase of $4.4 million in derivative income and an increase of $1.0 million in bank-owned life insurance. The changes in company-owned life insurance are offset by proportionate changes in deferred compensation expense.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Salaries and employee benefits	$136,467	$124,986	$11,481	9.2%
Occupancy, net	12,231	12,207	24	0.2
Equipment	18,811	19,701	(890)	(4.5)
Supplies and services	3,139	3,379	(240)	(7.1)
Marketing and business development	6,671	4,863	1,808	37.2
Processing fees	20,901	16,562	4,339	26.2
Legal and consulting	10,255	7,646	2,609	34.1
Bankcard	6,551	4,795	1,756	36.6
Amortization of other intangible assets	1,092	1,110	(18)	(1.6)
Regulatory fees	4,200	3,186	1,014	31.8
Other	11,078	10,434	644	6.2
Total noninterest expense	$231,396	$208,869	$22,527	10.8%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Salaries and employee benefits	$388,491	$373,082	$15,409	4.1%
Occupancy, net	36,439	36,438	1	0.0
Equipment	55,290	58,512	(3,222)	(5.5)
Supplies and services	9,893	10,340	(447)	(4.3)
Marketing and business development	16,911	12,005	4,906	40.9
Processing fees	58,682	48,480	10,202	21.0
Legal and consulting	28,431	21,548	6,883	31.9
Bankcard	18,998	14,280	4,718	33.0
Amortization of other intangible assets	3,388	3,647	(259)	(7.1)
Regulatory fees	11,146	8,501	2,645	31.1
Other	32,632	24,320	8,312	34.2
Total noninterest expense	$660,301	$611,153	$49,148	8.0%

Noninterest expense increased $22.5 million, or 10.8%, and increased $49.1 million, or 8.0%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $11.5 million, or 9.2%, and $15.4 million, or 4.1%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021.  Salaries and wages expense increased $7.0 million, or 9.4%, and increased $9.8 million, or 4.4%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021. Bonus and commission expense increased $0.4 million, or 1.3%, and increased $9.8 million, or 11.3%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021.   Employee benefits expense increased $4.1 million, or 23.1%, and decreased $4.2 million, or 6.5%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021.

Equipment expense decreased $0.9 million, or 4.5%, and $3.2 million, or 5.5%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower software and equipment maintenance expense.

Marketing and business development expense increased $1.8 million, or 37.2%, and $4.9 million, or 40.9%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to increased travel and entertainment expense as well as the timing of multiple marketing initiatives.

 Processing fees increased $4.3 million, or 26.2%, and $10.2 million, or 21.0%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to increased software subscription costs.

Legal and consulting expense increased $2.6 million, or 34.1%, and $6.9 million, or 31.9%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to timing of multiple projects.

Bankcard expense increased $1.8 million, or 36.6%, and $4.7 million, or 33.0%, for the three and nine-month periods ended September 30,2022, respectively, compared to the same periods in 2021 primarily driven by higher administrative expense and fraud losses.

Regulatory expense increased $1.0 million, or 31.8%, and $2.6 million, or 31.1%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021 primarily driven by higher deposit insurance expense.

Other expense increased $0.6 million, or 6.2%, and $8.3 million, or 34.2%, for the three and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher charitable contributions and an increase in operational losses.

Income Tax Expense

The Company’s effective tax rate was 18.8% for the nine months ended September 30, 2022, compared to 17.0% for the same period in 2021. The increase in the effective tax rate for 2022 is primarily attributable to a smaller portion of income being earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2022.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$150,080	$150,871	$(791)	(0.5)%
Provision for credit losses	20,156	(5,720)	25,876	452.4
Noninterest income	16,785	17,048	(263)	(1.5)
Noninterest expense	87,120	78,708	8,412	10.7
Income before taxes	59,589	94,931	(35,342)	(37.2)
Income tax expense	11,403	16,130	(4,727)	(29.3)
Net income	$48,186	$78,801	$(30,615)	(38.9)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$444,176	$430,158	$14,018	3.3%
Provision for credit losses	25,183	8,096	17,087	211.1
Noninterest income	100,379	62,306	38,073	61.1
Noninterest expense	246,230	221,883	24,347	11.0
Income before taxes	273,142	262,485	10,657	4.1
Income tax expense	51,298	44,584	6,714	15.1
Net income	$221,844	$217,901	$3,943	1.8%

For the nine-month period ended September 30, 2022, Commercial Banking net income increased $3.9 million to $221.8 million, as compared to the same period in 2021.  Net interest income increased $14.0 million, or 3.3%, for the nine-month period ended September 30, 2022, compared to the same period in 2021, primarily driven by strong loan growth, earning asset mix changes, and increases in short-term interest rates.  Provision for credit losses increased $17.1 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2022 as compared to 2021.  Noninterest income increased $38.1 million, or 61.1%, over the same period in 2021, primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares, partially offset by the decline in company-owned life insurance for the nine months ended September 30, 2022 as compared to the prior year.  Additionally, there were increases of $9.7 million in other investment security gains, $6.5 million in other income, driven by the gain on the sale of the Company’s factoring loan portfolio, and $3.0 million in bankcard income, primarily due to increased interchange income.  Noninterest expense increased $24.3 million, or 11.0%, to $246.2 million for the nine-month period ended September 30, 2022, compared to the same period in 2021.  This increase was driven by a $12.3 million increase in technology, service, and overhead expenses, an increase of $2.5 million in salary and employee benefits expense, an increase of $2.3 million in marketing and business development, an increase of $2.2 million in legal and consulting expense, an increase of $1.3 million in bankcard expense, an increase of $1.2 million in regulatory fees, and an increase of $1.0 million in operational losses.

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$43,382	$21,203	$22,179	104.6%
Provision for credit losses	162	172	(10)	(5.8)
Noninterest income	89,386	65,568	23,818	36.3
Noninterest expense	82,073	73,369	8,704	11.9
Income before taxes	50,533	13,230	37,303	282.0
Income tax expense	9,670	2,248	7,422	330.2
Net income	$40,863	$10,982	$29,881	272.1%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$104,615	$64,599	$40,016	61.9%
Provision for credit losses	402	539	(137)	(25.4)
Noninterest income	243,740	202,769	40,971	20.2
Noninterest expense	234,185	217,257	16,928	7.8
Income before taxes	113,768	49,572	64,196	129.5
Income tax expense	21,367	8,419	12,948	153.8
Net income	$92,401	$41,153	$51,248	124.5%

For the nine-month period ended September 30, 2022, Institutional Banking net income increased $51.2 million, or 124.5%, compared to the same period last year.  Net interest income increased $40.0 million, or 61.9%, compared to the same period last year, driven by an increase in funds transfer pricing due to the increase in interest rates.  Noninterest income increased $41.0 million, or 20.2%, primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares, partially offset by the decline in company-owned life insurance for the nine months ended September 30, 2022 as compared to the prior year.  Additionally, there were increases of $20.9 million in brokerage fees, $12.0 million in fund services income, $5.2 million in corporate trust income, and an increase of $1.9 million in bankcard fees. These increases were partially offset by decreases of $5.9 million and $1.3 million in bond trading income and service charges on deposits, respectively.  Noninterest expense increased $16.9 million, or 7.8%, primarily driven by an increase of $14.7 million in salary and employee benefits expense, $2.0 million in bankcard expense, and $1.9 million in marketing and business development. These increases were partially offset by a decrease of $2.7 million in operational losses.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$40,023	$37,691	$2,332	6.2%
Provision for credit losses	1,682	548	1,134	206.9
Noninterest income	22,552	25,291	(2,739)	(10.8)
Noninterest expense	62,203	56,792	5,411	9.5
(Loss) income before taxes	(1,310)	5,642	(6,952)	(123.2)
Income tax (benefit) expense	(251)	958	(1,209)	(126.2)
Net (loss) income	$(1,059)	$4,684	$(5,743)	(122.6)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2022	2021	22-21	22-21
Net interest income	$119,840	$110,194	$9,646	8.8%
Provision for credit losses	3,315	2,865	450	15.7
Noninterest income	84,617	83,318	1,299	1.6
Noninterest expense	179,886	172,013	7,873	4.6
Income before taxes	21,256	18,634	2,622	14.1
Income tax expense	3,992	3,166	826	26.1
Net income	$17,264	$15,468	$1,796	11.6%

For the nine-month period ended September 30, 2022, Personal Banking net income increased $1.8 million, or 11.6%, to $17.3 million, as compared to the same period in 2021.  Net interest income increased $9.6 million, or 8.8%, compared to the same period last year due to increased loan balances and the impact of higher short-term interest rates.  Provision for credit losses increased $0.5 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2022 as compared to 2021.  Noninterest income increased $1.3 million, or 1.6%, for the same period.  This increase was primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares, partially offset by the decline in company-owned life insurance for the nine months ended September 30, 2022 as compared to the prior year.  This increase was partially offset by decreases of $4.5 million in wealth management income, $3.3 million on gains on the sale of mortgage loans, and $2.3 million in investment security gains.  Noninterest expense increased $7.9 million, or 4.6%, primarily due to increases of $6.8 million in technology, service, and overhead expenses, $4.5 million in processing fees, and $1.5 million in bankcard expense, partially offset by a decrease of $5.2 million in salaries and employee benefits.

Balance Sheet Analysis

Total assets of the Company decreased $5.1 billion, or 12.0%, as of September 30, 2022, compared to December 31, 2021, primarily due to a decrease of $7.1 billion, or 80.0%, in interest-bearing due from banks, a decrease of $501.8 million, or 3.6% in total securities, and a decrease of $499.8 million, or 41.1%, in federal funds and securities purchased under agreements to resell.  These decreases were partially offset by an increase of $2.7 billion, or 15.8%, in loan balances.

Total assets of the Company increased $26.8 million, or 0.1%, as of September 30, 2022, compared to September 30, 2021, primarily due to an increase in loan balances of $3.4 billion, or 20.7%, an increase in total securities of $718.5 million, or 5.7%, partially offset by a decrease of $4.0 billion, or 69.2% in interest-bearing due from banks. Total assets, including interest-bearing due from banks, are being impacted by volatility in the economic markets and governmental responses to inflation, geopolitical tensions, supply chain constraints, and the COVID-19 pandemic. These changing conditions could have impacts on the consolidated balance sheets of the Company for the remainder of the year.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2022	2021	2021
Total assets	$37,581,062	$37,554,285	$42,693,484
Loans, net of unearned interest	19,886,443	16,474,108	17,172,148
Total securities, exclusive of allowance for credit losses	13,314,105	12,595,641	13,815,903
Interest-bearing due from banks	1,768,008	5,739,267	8,841,906
Total earning assets	35,497,673	35,704,848	40,849,603
Total deposits	31,806,388	31,235,810	35,599,927
Total borrowed funds	2,695,711	2,771,389	3,509,979

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

Actual loan balances totaled $19.9 billion as of September 30, 2022, and increased $2.7 billion, or 15.8%, compared to December 31, 2021, and increased $3.4 billion, or 20.7%, compared to September 30, 2021.  Compared to December 31, 2021, commercial and industrial loans increased $1.5 billion, or 21.1%, commercial real estate loans increased $836.7 million, or 13.3%, and consumer real estate loans increased $314.5 million, or 13.6%.  Compared to September 30, 2021, commercial and industrial loans increased $1.9 billion, or 28.2%, commercial real estate loans increased $948.7 million, or 15.4%, and consumer real estate loans increased $388.8 million, or 17.3%.  During the first quarter of 2022, the Company sold its factoring loan portfolio to an alternative financing company.  These loans had actual balances of $107.2 million and $114.7 million as of December 31, 2021 and September 30, 2021, respectively, and had been included in the specialty lending loan segment.  See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Securities

The Company’s securities portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Securities totaled $13.3 billion as of September 30, 2022, and $13.8 billion as of December 31, 2021, and comprised 37.5% and 33.8% of the Company’s earning assets, respectively, as of those dates.

During 2022, securities with an amortized cost of $4.0 billion and a fair value of $3.7 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

The Company’s AFS securities portfolio comprised 53.5% of the Company’s total securities portfolio at September 30, 2022 and 86.7% at December 31, 2021.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 69.7 months at September 30, 2022, compared to 67.6 months at December 31, 2021, and 74.2 months at September 30, 2021.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $9.4 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2022 and December 31, 2021, respectively.  Of this amount, securities with a market value of $129.9 million and $171.2 million at September 30, 2022 and December 31, 2021, respectively, were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds.  The HTM portfolio, net of the ACL totaled $5.8 billion and $1.5 billion at September 30, 2022 and December 31, 2021, respectively.  The average life of the HTM portfolio was 108.3 months at September 30, 2022, compared to 61.9 months at December 31, 2021, and 68.5 months at September 30, 2021.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.28% for the nine-month period ended September 30, 2022, compared to 2.18% for the same period in 2021.

Deposits and Borrowed Funds

Deposits decreased $3.8 billion, or 10.7%, from December 31, 2021 to September 30, 2022 and increased $570.6 million, or 1.8%, from September 30, 2021 to September 30, 2022.  Noninterest-bearing deposits decreased $2.5 billion, and total interest-bearing deposits decreased $1.3 billion from December 31, 2021 to September 30, 2022. Noninterest-bearing deposits increased $687.2 million, and total interest-bearing deposits decreased $116.6 million from September 30, 2021 to September 30, 2022.  Deposit balances are being impacted by volatility in the economic markets and governmental responses to inflation, geopolitical tensions, supply chain constraints, and the COVID-19 pandemic. These changing conditions could have impacts on the consolidated balance sheets of the Company for the remainder of the year.

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

Long-term debt totaled $381.5 million as of September 30, 2022, compared to $271.5 million as of December 31, 2021, and $271.0 million as of September 30, 2021.  In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032.  The Company received $108.0 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.62%, due to issuance costs, with an interest rate reset date of September 2027.

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

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit.  As of September 30, 2022, the Company had no advances outstanding on this revolving line of credit.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.3 billion as of September 30, 2022, $3.2 billion at December 31, 2021, and $2.5 billion at September 30, 2021. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of inflation and the COVID-19 pandemic. These changing conditions could have impacts on the consolidated balance sheets of the Company for the remainder of the year.

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

Total shareholders’ equity was $2.5 billion at September 30, 2022, a $621.9 million decrease compared to December 31, 2021, and a $589.3 million decrease compared to September 30, 2021.

The Company’s Board of Directors authorized, at its April 26, 2022, April 27, 2021, and April 28, 2020 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the nine-month periods ended September 30, 2022 and 2021, the Company acquired 330,999 shares and 55,409 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.38 per share quarterly cash dividend payable on January 3, 2023, to shareholders of record at the close of business on December 12, 2022.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.9 billion as of September 30, 2022.  The Company had no outstanding FHLB advances at FHLB of Des Moines as of September 30, 2022.

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

The Company's capital position as of September 30, 2022 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2022	2021	2022	2021
Common equity tier 1 capital ratio	11.18%	12.26%	11.18%	12.26%
Tier 1 risk-based capital ratio	11.18	12.26	11.18	12.26
Total risk-based capital ratio	13.13	14.17	13.13	14.17
Leverage ratio	8.66	7.87	8.66	7.87
Return on average assets	0.96	1.04	1.18	1.07
Return on average equity	12.90	11.89	16.05	11.95
Average equity to assets	7.45	8.79	7.33	8.93

The Company's per share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2022	2021	2022	2021
Earnings - basic	$1.82	$1.96	$6.86	$5.69
Earnings - diluted	1.81	1.94	6.80	5.64
Cash dividends	0.37	0.37	1.11	1.01
Dividend payout ratio	20.33%	18.88%	16.18%	17.75%
Book value	$52.24	$64.37	$52.24	$64.37

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

Table 11 shows the net interest income increase or decrease over the next two years as of September 30, 2022 and 2021 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	(1.9)%	3.7%	8.4%	18.5%
200	(1.4)	2.2	5.6	12.3
100	(0.6)	0.8	2.9	6.0
Static	—	—	—	—
(100)	0.4	(2.3)	(3.2)	(8.9)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
300	2.8%	7.8%	11.2%	19.7%
200	1.9	4.9	7.6	13.3
100	1.0	2.0	3.9	6.6
Static	—	—	—	—
(100)	(1.3)	(5.3)	(4.2)	(11.4)

The Company is positioned with relatively small sensitivities to changes in interest rates in the next year.  Net interest income is predicted to decrease in all upward rate ramp scenarios and increase in all upward rate shock scenarios.  In down rate scenarios, net interest income is predicted to increase in all rate ramp scenarios and decrease in all shock scenarios in year one. The difference in year one sensitivity direction between shocks and ramps results from timing.  Interest expense changes more than interest income initially in all scenarios relative to static.  Over time interest income changes more than interest expense.  In the shock scenarios the cumulative change in interest income is more than the cumulative change in interest expense by the end of year one.  In the ramp scenarios cumulative interest income does not exceed cumulative interest expense until year two.  In year two, net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The change in sensitivity for rate ramp scenarios from year one to year two is due to rate changes occurring in year one and then being held constant in year two, resulting in most changes in interest expense impacting year one while interest income continues to change in year two. The Company’s ability to price deposits in a rising rate environment consistent with our history is a key assumption in these scenarios.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $14.4 million as of September 30, 2022, $31.9 million as of December 31, 2021, and $68.9 million as of September 30, 2021.  Securities sold not yet purchased

(i.e., short positions) totaled $4.0 million at September 30, 2022, $3.2 million as of December 31, 2021, and $2.3 million at September 30, 2021 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $76.7 million to $19.8 million at September 30, 2022, compared to September 30, 2021, and decreased $72.5 million, compared to December 31, 2021.

The Company had $68 thousand and $1.1 million of other real estate owned as of September 30, 2022 and 2021, respectively. Loans past due more than 90 days and still accruing interest totaled $2.5 million as of September 30, 2022, compared to $2.3 million at September 30, 2021 and $2.6 million as of December 31, 2021.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $5.5 million of restructured loans at September 30, 2022, $7.5 million at September 30, 2021, and $7.3 million at December 31, 2021.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2022	2021	2021
Nonaccrual loans	$17,384	$89,274	$85,207
Restructured loans on nonaccrual	2,433	7,262	7,093
Total nonperforming loans	19,817	96,536	92,300
Other real estate owned	68	1,050	—
Total nonperforming assets	$19,885	$97,586	$92,300
Loans past due 90 days or more	$2,513	$2,319	$2,633
Restructured loans accruing	3,109	273	189
Allowance for credit losses on loans	184,913	194,156	194,771
Ratios:
Nonperforming loans as a percent of loans	0.10%	0.59%	0.54%
Nonperforming assets as a percent of loans plus other real estate owned	0.10	0.59	0.54
Nonperforming assets as a percent of total assets	0.05	0.26	0.22
Loans past due 90 days or more as a percent of loans	0.01	0.01	0.02
Allowance for credit losses on loans as a percent of loans	0.93	1.18	1.13
Allowance for credit losses on loans as a multiple of nonperforming loans	9.33x	2.01x	2.11x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.1 billion of high-quality securities available for sale as of September 30, 2022.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  There were $9.4 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2022 and December 31, 2021, respectively.  Of these amounts, securities with a market value of $129.9 million at September 30, 2022 and $171.2 million at December 31, 2021 were pledged at the Federal Reserve Discount Window but were unencumbered as of those dates.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at September 30, 2022 was $16.6 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032.  The Company received $108.0 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank.  The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.62%, due to issuance costs, with an interest rate reset date of September 2027.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.25% above LIBOR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding as of September 30, 2022.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  Additionally, the Company has access to borrow up to $1.9 billion through advances at the FHLB of Des Moines but had no outstanding FHLB Des Moines advances as of September 30, 2022.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2022.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	—	$—	—	1,895,707
August 1 - August 31, 2022	—	—	—	1,895,707
September 1 - September 30, 2022	—	—	—	1,895,707
Total	—	$—	—

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

4.1

Indenture, dated as of September 17, 2020, by and between UMB Financial Corporation and Computershare Trust Company, National Association (as successor to Wells Fargo, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 17, 2020 and filed with the Commission on September 22, 2020).

4.2

Second Supplemental Indenture, dated as of September 28, 2022, by and between UMB Financial Corporation and Computershare Trust Company, National Association, as Trustee, with respect to the 6.250% Fixed-to-Fixed Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 28, 2022 and filed with the Commission on September 28, 2022).

4.3

Form of 6.250% Fixed-to-Fixed Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 28, 2022 and filed with the Commission on September 28, 2022).

10.1

Performance Share Unit Award Agreement with Shannon A. Johnson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 25, 2022 and filed with the Commission on July 29, 2022).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: October 27, 2022