Form 10-K
period 2022-12-31
UMB FINANCIAL CORP
filed 2023-02-23
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

As of June 30, 2022, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $3,765,571,733 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2023
Common Stock, $1.00 Par Value	48,503,947

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 26, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

COVID-19

For over two years, the Company has experienced the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, the enactment of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the American Rescue Plan Act of 2021, both authorizing the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. The COVID-19 pandemic has necessitated certain actions related to the way the Company operates its business. The Company is carefully monitoring the activities of its vendors and other third-party service providers to mitigate the risks associated with any potential service disruptions. The length of time the Company may be required to operate under such circumstances and future degrees of disruption remain uncertain.  While the Company has not experienced material adverse disruptions to its internal operations due to the pandemic, it continues to review evolving risks and developments.

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

Human Capital

The Company is dedicated to creating the Unparalleled Customer Experience, and its associates are critical to achieving this mission. As part of the Company’s efforts to recruit and retain top talent, it strives to offer competitive compensation and benefits programs, while fostering a culture rooted in inclusion of a diverse mix of associates who are empowered to be part of something more. The Company believes its associates, customers, and communities mutually benefit by its focus on providing opportunities for its associates to make an impact at work and in its communities.  On a full-time equivalent basis at December 31, 2022, the Company and its subsidiaries employed 3,770 associates across the country.

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

Community Involvement. For more than a century, the Company has maintained a commitment to the prosperity of each community it serves.  In addition to providing financial products built for the needs of its customers, the Company builds strong community partnerships through associate volunteerism, associate financial giving, and corporate philanthropy.  The Company encourages associates to give back to their local communities through various programs and initiatives, including paid volunteer time off and matching charitable gift programs.

For more information on the Company’s diversity and inclusion and community involvement initiatives, please see its Corporate Citizenship Report available at www.umb.com/corporatecitizenship.  Information on the Company’s website is not incorporated by reference into this report and should not be considered part of this document.

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

The capital ratios for the Company and the Bank as of December 31, 2022, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	8.43	10.62	10.62	12.50
UMB Bank, n.a.	8.46	10.88	10.88	11.47

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.  While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2022, the Bank was categorized as well capitalized under the PCA framework.

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

Name	Age	Position with Registrant

R. Brian Beaird	49

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

James Cornelius	61

Mr. Cornelius has served as the President of Institutional Banking for the Bank since June 2015.  Prior to this time, he served as the President of Institutional Banking and Investor services from June 2012 until June 2015.

Amy Harris	37

Ms. Harris has served as Executive Vice President and Chief Legal Officer since   January 2021.  Ms. Harris served the Company as Senior Vice President, Deputy General Counsel and Manager of Legal Operations from January 2020 to January 2021.  She also served as Corporate Legal Counsel for the Company from October 2014 to January 2020.  Prior to joining the Company, Ms. Harris worked in private practice focusing on commercial, corporate and employment cases.

Shannon A. Johnson	43

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

Dominic Karaba	52

Mr. Karaba has served as President Commercial Banking since September 2021.  Mr. Karaba has also served as President Specialty Banking from April 2018 to September 2021 and Executive Vice President – Business Banking Director from August 2013 to April 2018.  Overall, Mr. Karaba has over 15 years of experience in the banking industry.

J. Mariner Kemper	50

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

Stacy King	47

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

Nikki Newton	51

Mr. Newton has served as the President of Private Wealth Management of the Bank since May 2019.  From January 1998 until May 2018, Mr. Newton served in various capacities with Waddell & Reed Financial, Inc. or its subsidiary, Ivy Distributors, Inc, including most recently, serving as President of Ivy Distributors, Inc. and Ivy Global from August 2017 to May 2018, and Head of Global Distribution and President of Ivy Global from January 2014 to August 2017.

David C. Odgers	53

Mr. Odgers has served as Senior Vice President, Chief Accounting Officer of the Company since January 2020, and as the Company’s Controller since January 2014.  Mr. Odgers was previously the Company’s Assistant Controller from January 2005 to January 2014.

John C. Pauls	59

Mr. Pauls has served as Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank since June 2016.  Mr. Pauls served as interim General Counsel from April 2016 until his full appointment in June of 2016.  He has been with UMB for over 25 years, having served as a top legal advisor for the Company and the Bank for over 20 years.

James D. Rine	52

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

Ram Shankar	50

Mr. Shankar was named as Executive Vice President and Chief Financial Officer of the Company effective August 2016.  From September 2011 until his employment with the Company commenced, he worked at First Niagara Financial Group, most recently serving as managing director where he headed financial planning and analysis and investor relations. Prior to that, Mr. Shankar spent time at FBR Capital Markets as a senior research analyst and at M&T Bank Corporation in the financial planning measurement and corporate finance/mergers & acquisitions group.

Thomas S. Terry	59

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

Abigail Wendel	49

Ms. Wendel was named President of Consumer Banking of the Bank in September 2018.  She has also served as Chief Strategy Officer for the Company from June 2015 until September 2018, and as the Director of Investor and Government Relations for the Company from February 2013 through June 2015.

Uma Wilson	44

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

The Company makes available free of charge on its website at www.umb.com/investor, its annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to such reports, as soon as reasonably practicable after it electronically files or furnishes such material with or to the SEC. Information on the Company’s website is not incorporated by reference into this report and should not be considered part of this document. These reports can also be found on the SEC website at www.sec.gov.

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

The COVID-19 pandemic is affecting the Company and its customers, counterparties, employees, and third-party service providers, and the continued impacts on its business, financial position, results of operations, and prospects could potentially be significant. The spread of COVID-19 over the past two years has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions. The extent of the impact of the ongoing COVID-19 pandemic on the Company’s capital, liquidity, and other financial positions and on its business, results of operations, and prospects will depend on a number of evolving factors, including:

•

The duration, extent, and severity of the COVID-19 pandemic. COVID-19 continues to affect households and businesses. The duration and severity of the COVID-19 pandemic continue to be impossible to accurately predict.

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

•

The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets have experienced volatility and could suffer further disruptions that are lasting. An economic slowdown could adversely affect the Company’s origination of new loans and the performance of its existing loans. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect the Company’s results of operations and financial condition.

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

The impact of interest rate changes on the Company’s funding costs may differ from some peers given the Company’s concentration of funding from commercial and institutional sources.  These deposits, which often include the benefit of other ancillary revenues, are generally more price-sensitive than consumer funding sources.  In a rising rate environment, the Company may experience a sharper decline in low-cost funding sources or an increase in cost of deposits due to its customer profile. However, the expectation of higher earning asset growth and the benefit of higher interest rates on our earning assets may help mitigate any impact.

The Company may be adversely affected by policies, regulations, or events that have the effect of altering the difference between long-term and short-term interest rates (commonly known as the yield curve), depressing the interest rates associated with its earning assets to levels near the rates associated with its interest expense, or changing the spreads among different interest-rate indices. In addition, a rapid change in interest rates could result in interest expense increasing faster than interest income because of differences in the maturities of the Company’s assets and liabilities. Further, if laws impacting taxation and interest rates materially change, or if new laws are enacted, certain of the Company’s services and products, including municipal bonds, may be subject to less favorable tax treatment or otherwise adversely impacted.  The level of and changes in market interest rates—and, as a result, these risks and uncertainties—are beyond the Company’s control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while the highly accommodative monetary policy currently adopted by the FRB may benefit the Company to some degree by spurring economic activity among its customers, such a policy may ultimately cause the Company more harm by inhibiting its ability to grow or sustain net interest income.

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

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real-estate markets or associated environmental liabilities. At December 31, 2022, 49.2% of the Company’s aggregate loan portfolio—comprised of commercial real-estate loans (representing 36.2% of the aggregate loan portfolio) and consumer real-estate loans (representing 13.0% of the aggregate loan portfolio)—was primarily secured by interests in real estate located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well.  Real-estate values in the markets where this collateral is located may be different from, and in some instances worse than, real-estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real-estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, the Company may incur substantial liability for compliance and remediation costs, personal injury, or property damage.

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses. The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real-

estate markets, industry consolidations, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, UMBFS’s revenue could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business, healthcare, and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Other fee-based banking businesses that could be adversely affected include trading, asset management, custody, trust, and cash and treasury management.

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

To the extent that the Company continues to maintain a sizeable portfolio of available-for-sale investment securities, its income may be adversely affected and its reported equity more volatile. As of December 31, 2022, the Company’s securities portfolio totaled approximately $13.2 billion, which represented approximately 34.4% of its total assets.  Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans.  For the year-ended December 31, 2022, the weighted average yield of the Company’s securities portfolio was 2.33% as compared to 4.30% for its loan portfolio.  Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted.  Additionally, approximately $7.0 billion, or 52.9%, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity.  As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

Cyber incidents and other security breaches at the Company, at the Company’s service providers or counterparties, or in the business community or markets may negatively impact the Company’s business or performance. In the ordinary course of its business, the Company collects, stores, and transmits sensitive, confidential, or proprietary data and other information, including intellectual property, business information, funds-transfer instructions, and the personally identifiable information of its customers and employees. The secure processing, storage, maintenance, and transmission of this information is critical to the Company’s operations and reputation, and if any of this information were mishandled, misused, improperly accessed, lost, held hostage or stolen or if the Company’s operations were disrupted, the Company could suffer significant financial, business, reputational, regulatory, or other damage.  For example, despite security measures, the Company’s information technology and infrastructure may be breached or rendered inaccessible through cyber-attacks, ransomware and other computer viruses or malware, pretext calls, electronic phishing, or other means. These risks and uncertainties are rapidly evolving and increasing in complexity, and the Company’s failure to effectively mitigate them could negatively impact its business and operations.

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

Service providers and counterparties also present a source of risk to the Company if their own security measures or other systems or infrastructure were to be breached, rendered inaccessible or otherwise fail. Likewise, a cyber-attack or other security breach affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and adversely affect the Company or its service providers or counterparties. Many of these risks and uncertainties are beyond the Company’s control.

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

The Company’s business relies on systems, employees, service providers, and counterparties, and failures or errors by any of them, intellectual property disputes, or other operational risks could adversely affect the Company. The Company engages in a variety of businesses in diverse markets and relies on hosted and on-premises systems, employees, service providers, and counterparties to properly oversee, administer, and process a high volume of transactions and otherwise support our day-to-day operations. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to its premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, inadequate integration of acquisitions, human error, unavailability of systems and services, and other breakdowns in business continuity plans.  In addition, service providers utilizing technology or other intellectual property in connection with our services may make allegations of patent infringement or other intellectual property rights violations. Depending on the scope of the claim, the Company may have to engage in protracted litigation, which is often time-consuming, expensive and can be disruptive to the Company’s operations.  If the Company were found to have infringed an intellectual property right, it may be required to pay substantial damages or royalties to a third-party, not all of which may be covered by insurance policies or subject to indemnification by the Company’s service provider. These amounts could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s internal controls, risk-management and compliance programs or functions may not be effective in identifying and mitigating risk and loss. The Company maintains standards on internal controls (including over financial reporting), and related disclosures which are regularly reviewed by management, as well as an enterprise risk-management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and compliance risk. The Company also maintains a compliance program to identify, measure, assess, and report on its adherence to applicable law, policies, and procedures. While the Company assesses and improves these controls and programs on an ongoing basis, there can be no assurance that its frameworks or models for risk management, compliance, and related controls will effectively mitigate risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management or compliance programs or if its controls break down, the performance and value of the Company’s business could be adversely affected. The Company could be negatively impacted as well if, despite adequate programs being in place, its risk-management or compliance personnel are ineffective in executing them and mitigating risk and loss.

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

The Company’s ability to engage in opportunistic mergers and acquisitions is subject to significant risks, including the risk that government authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated. The Company may make opportunistic acquisitions of other financial-services companies or businesses from time to time. These acquisitions may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain that approval in a timely manner or at all. Even when the Company is able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether.  Any failure or delay in closing an acquisition could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

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

Expectations around Environmental, Social and Governance practices, as well as climate change, and related legislative and regulatory initiatives may result in additional risk and operational changes and expenditures that could significantly impact the Company’s business. Companies are facing increased scrutiny from customers, regulators and other stakeholders with respect to their environmental, social and governance (ESG) practices and disclosures. Institutional investors, and investor advocacy groups, in particular, are increasingly focused on these matters, and expectations in many of these areas can vary widely. In addition, increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, and fluctuations in these standards, could negatively impact the Company’s reputation, ability to do business with certain partners, and its stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

In addition to regulatory and investor expectations on environmental matters in general, the current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact the Company’s financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Company. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing the Company’s loans, which could diminish the value of the Company’s loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on the Company’s customers, which could limit the Company’s ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Other main facilities of the Bank in downtown Kansas City, Missouri are located at 928 Grand Boulevard (215,000 square feet) and 1008 Oak Street (200,000 square feet). The 928 Grand building houses administrative support functions for the Bank.  The 1008 Oak building, which opened during 1999, houses the Company’s operations and data processing functions.

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

As of December 31, 2022, the Bank operated a total of 89 banking centers.

UMBFS leases 85,164 square feet at 235 West Galena Street in Milwaukee, Wisconsin, for its fund services operations.  Additionally, UMBFS leases 18,655 square feet at 2225 Washington Boulevard in Ogden, Utah, and 8,339 square feet at 223 Wilmington West Chester Pike in Chadds Ford, Pennsylvania.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Stock Market under the symbol "UMBF." As of February 16, 2023, the Company had 1,324 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock repurchase activity by the Company during the quarter ended December 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	$—	$—	$—	1,895,707
November 1 - November 30, 2022	1,623	82.74	1,623	1,894,084
December 1 - December 31, 2022	563	100.25	563	1,893,521
Total	2,186	$87.25	2,186

On April 26, 2022, the Company’s Board of Directors (the Board) authorized the repurchase of up to two million shares of the Company’s common stock, which will terminate on April 25, 2023 (a Repurchase Authorization).  The Company has not made any repurchases other than through this Repurchase Authorization. The Company is not currently engaging in repurchases.  In the future, it may determine to resume repurchases.  All share purchases pursuant to a Repurchase Authorization are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

Performance Graph

The performance graph below compares the cumulative total shareholder return on UMB Financial Corporation Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the S&P US BMI Banks Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2017 and reinvestment of dividends. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	2017	2018	2019	2020	2021	2022
UMB Financial Corporation	$100.00	$86.14	$98.81	$101.42	$158.25	$126.66
S&P US BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2022.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

All forward-looking statements, by their nature, are subject to assumptions, risks, and uncertainties, which may change over time and many of which are beyond the Company’s control. You should not rely on any forward-looking statement as a prediction or guarantee about the future.  Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

•	local, regional, national, or international business, economic, or political conditions or events;
•	changes in laws or the regulatory environment, including as a result of financial-services legislation or regulation;
•	changes in monetary, fiscal, or trade laws or policies, including as a result of actions by central banks or supranational authorities;
•	the pace and magnitude of interest rate movements;
•	changes in accounting standards or policies;
•	shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility or changes in interest or currency rates;
•	changes in spending, borrowing, or saving by businesses or households;
•	the Company’s ability to effectively manage capital or liquidity or to effectively attract or deploy deposits;
•	changes in any credit rating assigned to the Company or its affiliates;
•	adverse publicity or other reputational harm to the Company;
•	changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;
•	the Company’s ability to develop, maintain, or market products or services or to absorb unanticipated costs or liabilities associated with those products or services;

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

Results of Operations

Overview

For over two years, the Company has experienced the impacts of the COVID-19 global pandemic (the COVID-19 pandemic, or the pandemic).  Such impacts have included significant volatility in the global stock and fixed income markets, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the American Rescue Plan Act of 2021, the Paycheck Protection Program (PPP) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

The Company continues to actively monitor developments related to COVID-19 and its impact to its business, customers, employees, counterparties, vendors, and service providers. During 2022, the Company’s results of operations included continued maintenance of the allowance for credit losses (ACL) at a level appropriate given the state of key macroeconomic variables utilized in the econometric models.  Additionally, the Company continued to see impacts of the volatile equity and debt markets in its fee-based businesses, as well as the impacts of the recent interest rate increases in net interest income.

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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify its organizational and reporting structures, streamline back-office functions and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  For 2022, total revenue increased 14.4%, and noninterest expense increased 7.7%, as compared to the previous year.  Revenue for 2022 included a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares.  Revenue for 2021 included a loss on the Company’s investment in Tattooed Chef, Inc. (TTCF) of $15.4 million.   The Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  For 2022, net interest income increased $98.3 million, or 12.1%, as compared to the previous year. The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, coupled with higher interest rates.  This increase was partially offset by higher interest-bearing deposit rates and lower PPP income. There was a decrease of $37.7 million in interest income for loans recorded under the PPP in 2022 as compared to 2021.  Average earning assets increased $2.1 billion, or 6.2%, compared to 2021.  Average loan balances increased $2.2 billion and average securities increased $1.8 billion, partially offset by a decrease in average interest-bearing due from banks of $1.7 billion from prior year. Average PPP loans decreased $755.1 million as compared to 2021.  The funding for these assets was driven primarily by a 2.8% increase in average interest-bearing liabilities and 17.9% increase in noninterest-bearing deposits.  Net interest margin, on a tax-equivalent basis, increased 13 basis points compared to the same period in 2021 in large part due to an increase in the benefit of free funds with the increase in short-term interest rates, coupled with the repricing of earning assets.  This increase was partially offset by lower liquidity and the repricing of interest-bearing liabilities.  Net interest spread contracted by 22 basis points during the same period.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $87.1 million, or 18.6%, to $554.2 million for the year ended December 31, 2022, compared to the same period in 2021.  The increase for 2022 was driven by a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares, coupled with a loss of $15.4 million on the Company’s investment in TTCF recognized in 2021. The increase was also driven by increased 12b-1 and money market income. These changes are discussed in greater detail below under Noninterest income. For the year ended December 31, 2022, noninterest income represented 37.8% of total revenues, as compared to 36.4% for 2021.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At December 31, 2022, the Company had a total risk-based capital ratio of 12.50% and $2.7 billion in total shareholders’ equity, a decrease of $478.3 million, or 15.2%, compared to total shareholders’ equity at December 31, 2021, driven by increased accumulated other comprehensive losses. The Company repurchased 333,185 thousand shares of common stock at an average price of $96.03 per share during 2022 and declared $72.6 million in dividends, which represents a 7.9% increase compared to dividends declared during 2021.

Earnings Summary

The Company recorded consolidated net income of $431.7 million for the year ended December 31, 2022.  This represents a 22.3% increase over 2021.  Net income for 2021 was $353.0 million, or an increase of 23.2% compared to 2020.  Basic earnings per share for the year ended December 31, 2022, were $8.93 per share compared to $7.31 per share in 2021, an increase of 22.2%.  Basic earnings per share were $5.95 per share in 2020, or an increase of 22.9% from 2020 to 2021. Fully diluted earnings per share increased 22.4% from 2021 to 2022 and increased 22.1% from 2020 to 2021.  Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2022 were 1.15% and 15.83%, respectively, compared to 1.00% and 11.43%, respectively, for the year ended December 31, 2021.  Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2020 were 1.00% and 10.21%, respectively.

The Company’s net interest income increased to $913.8 million in 2022 compared to $815.5 million in 2021 and $731.2 million in 2020.  In total, net interest income increased $98.3 million, as compared to 2021, primarily driven by a favorable volume variance of $109.6 million, offset by a $11.3 million rate variance.  See Table 2.  The favorable volume variance on earning assets was predominantly driven by an increase of $2.1 billion, or 6.2%, in average earning assets.  In 2022, average loan balances increased $2.2 billion and average securities balances increased $1.8 billion, partially offset by a decrease of $1.7 billion in average interest-bearing due from banks, as compared to 2021.  Net interest margin, on a fully tax-equivalent basis (FTE), increased to 2.63% for 2022, compared to 2.50% for the same period in 2021, driven by the benefit of free funds, higher asset yields, offset by increased cost of interest-bearing liabilities. Net interest spread contracted by 22 basis points during the same period.  The Company has seen an increase in the benefit from interest-free funds as compared to 2021 driven by the increase in short-term interest rates. The impact of this benefit increased 35 basis points compared to 2021 and is illustrated on Table 3.  The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 18 in Item 7A for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2022.

The provision for credit losses totaled $37.9 million for the year ended December 31, 2022, which is an increase of $17.9 million, or 89.5%, compared to the same period in 2021.  This change is the result of applying the CECL methodology for computing the allowance for credit losses, coupled with the impacts of loan growth, portfolio metric changes, and changes in macro-economic metrics in the current period as compared to the prior period. See further discussion in “Provision and Allowance for Credit Losses” in this report.

The Company had an increase of $87.1 million, or 18.6%, in noninterest income in 2022, as compared to 2021, and a decrease of $93.0 million, or 16.6%, in 2021, compared to 2020.  The increase in 2022 is primarily driven by increased investment securities gains, net of $53.4 million and brokerage fees of $30.8 million.  The decrease in 2021 is primarily attributable to a decrease of $115.6 million in investment securities gains, net, offset by an increase in trust and securities processing of $29.5 million. The change in noninterest income in 2022 from 2021, and 2021 from 2020 is illustrated in Table 6.

Noninterest expense increased in 2022 by $64.5 million, or 7.7%, compared to 2021 and increased by $11.6 million, or 1.4%, in 2021 compared to 2020.  The increase in 2022 is primarily driven by increases in salary and employee benefits expense, processing fees, other miscellaneous expense, bankcard expense, marketing and business development expense, and legal and consulting expense. The increase in 2021 is primarily driven by increases in processing fees and salary and employee benefit expense, offset by lower operating losses and equipment expense.  The increase in noninterest expense in 2022 from 2021, and 2021 from 2020 is illustrated in Table 7.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest earning assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income.  Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2022, 2021 and 2020.

Net interest margin, presented in Table 1, is calculated as net interest income on a fully tax-equivalent basis as a percentage of average earning assets.  Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments.  A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources.  Table 3 analyzes net interest margin for the three years ended December 31, 2022, 2021 and 2020.  Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2020 through 2022 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2022			2021
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$18,823.8	$810.1	4.30%	$16,629.9	$619.3	3.72%
Securities:
Taxable	9,616.7	192.1	2.00	7,422.4	127.6	1.72
Tax-exempt (FTE)	3,885.1	122.8	3.16	4,247.0	124.5	2.93
Total securities	13,501.8	314.9	2.33	11,669.4	252.1	2.16
Federal funds sold and resell agreements	965.9	19.1	1.98	1,234.5	10.1	0.81
Interest-bearing due from banks	2,408.5	18.6	0.77	4,063.1	5.4	0.13
Other earning assets (FTE)	12.1	0.6	4.96	23.5	1.0	4.33
Total earning assets (FTE)	35,712.1	1,163.3	3.26	33,620.4	887.9	2.64
Allowance for credit losses	(184.1)			(204.7)
Cash and due from banks	420.0			460.1
Other assets	1,631.0			1,452.8
Total assets	$37,579.0			$35,328.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$17,333.0	$162.2	0.94%	$16,982.9	$24.1	0.14%
Time deposits under $250,000	95.0	0.7	0.74	242.0	0.8	0.33
Time deposits of $250,000 or more	635.5	4.6	0.72	453.2	1.5	0.33
Total interest-bearing deposits	18,063.5	167.5	0.93	17,678.1	26.4	0.15
Borrowed funds	309.2	15.5	5.00	270.5	12.7	4.68
Federal funds purchased	249.7	5.2	2.10	163.8	—	0.04
Securities sold under agreements to repurchase	2,527.4	35.5	1.40	2,454.3	6.9	0.28
Total interest-bearing liabilities	21,149.8	223.7	1.06	20,566.7	46.0	0.22
Noninterest-bearing demand deposits	13,264.1			11,254.8
Other	438.8			418.0
Total	34,852.7			32,239.5
Total shareholders' equity	2,726.3			3,089.1
Total liabilities and shareholders' equity	$37,579.0			$35,328.6
Net interest income (FTE)		$939.6			$841.9
Net interest spread (FTE)			2.20%			2.42%
Net interest margin (FTE)			2.63%			2.50%

(1)

Interest income and yields are stated on an FTE basis, using a marginal tax rate of 21% for 2022, 2021, and 2020.  The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets.  Rates earned/paid may not compute to the rates shown due to presentation in millions.  The tax-equivalent interest income totaled $25.8 million, $26.3 million, and $26.7 million in 2022, 2021, and 2020, respectively.

(2)	Loan fees are included in interest income. Such fees totaled $18.2 million, $17.1 million, and $13.7 million in 2022, 2021, and 2020, respectively.
(3)	Loans on nonaccrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2020
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$15,126.1	$586.0	3.87%
Securities:
Taxable	5,256.7	105.7	2.01
Tax-exempt (FTE)	4,226.4	126.3	2.99
Total securities	9,483.1	232.0	2.45
Federal funds sold and resell agreements	1,099.4	11.8	1.08
Interest-bearing due from banks	1,218.9	3.8	0.31
Other earning assets (FTE)	37.1	1.6	4.28
Total earning assets (FTE)	26,964.6	835.2	3.10
Allowance for credit losses	(184.5)
Cash and due from banks	440.5
Other assets	1,347.5
Total assets	$28,568.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$14,446.2	$49.1	0.34%
Time deposits under $250,000	488.3	5.0	1.02
Time deposits of $250,000 or more	402.0	4.1	1.02
Total interest-bearing deposits	15,336.5	58.2	0.38
Borrowed funds	137.0	7.3	5.30
Federal funds purchased	60.3	0.2	0.26
Securities sold under agreements to repurchase	1,963.5	11.6	0.59
Total interest-bearing liabilities	17,497.3	77.3	0.44
Noninterest-bearing demand deposits	7,845.6
Other	420.2
Total	25,763.1
Total shareholders' equity	2,805.0
Total liabilities and shareholders' equity	$28,568.1
Net interest income (FTE)		$757.9
Net interest spread (FTE)			2.66%
Net interest margin (FTE)			2.81%

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

Average Volume		Average Rate			Increase (Decrease)
2022	2021	2022	2021	2022 vs. 2021	Volume	Rate	Total
				Change in interest earned on:
$18,823,810	$16,629,867	4.30%	3.72%	Loans	$87,505	$103,229	$190,734
				Securities:
9,616,691	7,422,432	2.00	1.72	Taxable	41,676	22,820	64,496
3,885,153	4,246,943	3.16	2.93	Tax-exempt	(10,751)	9,636	(1,115)
965,911	1,234,533	1.98	0.81	Federal funds and resell agreements	(2,599)	11,660	9,061
2,408,468	4,063,089	0.77	0.13	Interest-bearing due from banks	(3,034)	16,199	13,165
12,076	23,480	4.96	4.33	Trading securities	(492)	149	(343)
35,712,109	33,620,344	3.26	2.64	Total	112,305	163,693	275,998
				Change in interest incurred on:
18,063,498	17,678,122	0.93	0.15	Interest-bearing deposits	589	140,552	141,141
249,663	163,744	2.10	0.04	Federal funds purchased	56	5,109	5,165
2,527,426	2,454,290	1.40	0.28	Securities sold under agreements to repurchase	211	28,393	28,604
309,204	270,498	5.00	4.68	Borrowed Funds	1,895	917	2,812
$21,149,791	$20,566,654	1.06%	0.22%	Total	2,751	174,971	177,722
				Net interest income	$109,554	$(11,278)	$98,276

Average Volume		Average Rate			Increase (Decrease)
2021	2020	2021	2020	2021 vs. 2020	Volume	Rate	Total
				Change in interest earned on:
$16,629,867	$15,126,110	3.72%	3.87%	Loans	$56,636	$(23,320)	$33,316
				Securities:
7,422,432	5,256,715	1.72	2.01	Taxable	38,880	(16,956)	21,924
4,246,943	4,226,363	2.93	2.99	Tax-exempt	689	(2,204)	(1,515)
1,234,533	1,099,447	0.81	1.08	Federal funds and resell agreements	1,336	(3,128)	(1,792)
4,063,089	1,218,919	0.13	0.31	Interest-bearing due from banks	4,757	(3,084)	1,673
23,480	37,086	4.33	4.28	Trading securities	(592)	19	(573)
33,620,344	26,964,640	2.64	3.10	Total	101,706	(48,673)	53,033
				Change in interest incurred on:
17,678,122	15,336,492	0.15	0.38	Interest-bearing deposits	7,804	(39,606)	(31,802)
163,744	60,314	0.04	0.26	Federal funds purchased	119	(206)	(87)
2,454,290	1,963,499	0.28	0.59	Securities sold under agreements to repurchase	2,414	(7,180)	(4,766)
270,498	136,957	4.68	5.30	Borrowed Funds	6,337	(941)	5,396
$20,566,654	$17,497,262	0.22%	0.44%	Total	16,674	(47,933)	(31,259)
				Net interest income	$85,032	$(740)	$84,292

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2022	2021	2020
Average earning assets	$35,712,109	$33,620,344	$26,964,640
Interest-bearing liabilities	21,149,791	20,566,654	17,497,262
Interest-free funds	$14,562,318	$13,053,690	$9,467,378
Free funds ratio (interest free funds to average earning assets)	40.78%	38.83%	35.11%
Tax-equivalent yield on earning assets	3.26%	2.64%	3.10%
Cost of interest-bearing liabilities	1.06	0.22	0.44
Net interest spread	2.20%	2.42%	2.66%
Benefit of interest-free funds	0.43	0.08	0.15
Net interest margin	2.63%	2.50%	2.81%

The Company experienced an increase in net interest income of $98.3 million, or 12.1%, for the year ended December 31, 2022, compared to 2021.  This follows an increase of $84.3 million, or 11.5%, for the year ended December 31, 2021, compared to 2020.  Average earning assets for the year ended December 31, 2022 increased by $2.1 billion, or 6.2%, compared to the same period in 2021.  Net interest margin, on a tax-equivalent basis, increased to 2.63% for 2022 compared to 2.50% in 2021.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits.  Noninterest-bearing demand deposits represented 40.6%, 45.9% and 36.5% of total outstanding deposits as of December 31, 2022, 2021 and 2020, respectively.  The decrease in 2022 is driven by the increase in short-term interest rates. As illustrated in Table 3, the impact from these interest-free funds was 43 basis points in 2022, as compared to eight basis points in 2021 and 15 basis points in 2020.

The Company experienced an increase in net interest income during 2022 due to a volume variance of $109.6 million, offset by a negative rate variance of $11.3 million.  The average rate on earning assets during 2022 has increased by 62 basis points, while the average rate on interest-bearing liabilities increased by 84 basis points, resulting in a 22 basis-point decrease in spread.  The volume of loans has increased from an average of $16.6 billion in 2021 to an average of $18.8 billion in 2022, driven by organic loan growth.  The volume of interest-bearing liabilities increased from $20.6 billion in 2021 to $21.1 billion in 2022.  The Company expects to see continued volatility in the economic markets and governmental responses to inflation, geopolitical tensions, supply chain constraints, and the COVID-19 pandemic. These changing economic conditions and governmental responses could have impacts on the balance sheet and income statement of the Company in 2023.  Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio.  By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2023, approximately $1.1 billion of available-for-sale securities are expected to have principal repayments.  This includes approximately $235 million which will have principal repayments during the first quarter of 2023.  The available-for-sale investment portfolio had an average life of 62.3 months, 67.6 months, and 70.1 months as of December 31, 2022, 2021, and 2020, respectively.

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

	2022		2021
At December 31:	Allowance for credit losses	Percent of loans to total loans	Allowance for credit losses	Percent of loans to total loans
Commercial and industrial	$136,737	43.7%	$123,732	42.3%
Specialty lending	—	2.9	1,738	3.0
Commercial real estate	39,370	36.2	56,265	36.5
Consumer real estate	6,148	12.9	3,921	13.5
Consumer	494	0.7	845	0.8
Credit cards	6,866	2.1	6,075	2.3
Leases and other	2,221	1.5	2,195	1.6
Total allowance for credit losses on loans	$191,836	100.0%	$194,771	100.0%

Table 5 presents a summary of the Company’s ACL for the years ended December 31, 2022 and 2021.  Also, please see “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk Management” in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters.  For more information on loan portfolio segments and ACL methodology refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ACL decreased as a percentage of total loans to 0.91% as of December 31, 2022, compared to 1.13% as of December 31, 2021.  The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $37.9 million for the year ended December 31, 2022, which is an increase of $17.9 million, or 89.5%, compared to the same period in 2021.  The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $20.0 million for the year ended December 31, 2021.  This increase is the result of the impacts of loan growth, portfolio metric changes, and changes in macro-economic metrics in the current period as compared to the prior period.

Table 5

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (in thousands)

	2022	2021
Allowance – January 1	$196,711	$218,583
Provision for credit losses	37,400	23,000
Charge-offs:
Commercial	(37,269)	(13,981)
Specialty lending	—	(31,945)
Commercial real estate	(29)	(1,198)
Consumer real estate	(57)	(96)
Consumer	(800)	(2,424)
Credit cards	(6,150)	(6,011)
Leases and other	—	(8)
Total charge-offs	(44,305)	(55,663)
Recoveries:
Commercial and industrial	1,550	6,694
Specialty lending	433	187
Commercial real estate	385	1,560
Consumer real estate	131	142
Consumer	126	223
Credit cards	1,812	1,967
Leases and other	—	18
Total recoveries	4,437	10,791
Net charge-offs	(39,868)	(44,872)
Allowance for credit losses – end of period	$194,243	$196,711
Allowance for credit losses on loans	$191,836	$194,771
Allowance for credit losses on held-to-maturity securities	2,407	1,940
Loans at end of year, net of unearned interest	21,031,189	17,170,871
Held-to-maturity securities at end of period	5,861,599	1,480,416
Total assets at amortized cost	26,892,788	18,651,287
Average loans, net of unearned interest	18,822,416	16,618,350
Allowance for credit losses on loans to loans at end of period	0.91%	1.13%
Allowance for credit losses – end of period to total assets at amortized cost	0.72%	1.05%
Allowance as a multiple of net charge-offs	4.87x	4.38x
Net charge-offs to average loans	0.21%	0.27%

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates.  Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates.  Noninterest income increased in 2022 by $87.1 million, or 18.6%, compared to 2021 and decreased in 2021 by $93.0 million, or 16.6%, compared to 2020.  The increase in 2022 is primarily attributable to an increase in investment securities gains, net, coupled with an increase in brokerage fee income and trust and securities processing income. These were partially offset by a decrease in other miscellaneous income. The decrease in 2021 is primarily attributable to a decrease in investment securities gains, net, and brokerage income, partially offset by increased fund services income, corporate trust income, and bankcard income. Changes in Noninterest income are presented in Table 6 below.

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

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2022	2021	2020	22-21	21-20	22-21	21-20
Trust and securities processing	$237,207	$224,126	$194,646	$13,081	$29,480	5.8%	15.1%
Trading and investment banking	23,201	30,939	32,945	(7,738)	(2,006)	(25.0)	(6.1)
Service charges on deposit accounts	85,167	86,056	83,879	(889)	2,177	(1.0)	2.6
Insurance fees and commissions	1,338	1,309	1,369	29	(60)	2.2	(4.4)
Brokerage fees	43,019	12,171	24,350	30,848	(12,179)	253.5	(50.0)
Bankcard fees	73,451	64,576	60,544	8,875	4,032	13.7	6.7
Investment securities gains, net	58,444	5,057	120,634	53,387	(115,577)	1,055.7	(95.8)
Other	32,406	42,941	41,799	(10,535)	1,142	(24.5)	2.7
Total noninterest income	$554,233	$467,175	$560,166	$87,058	$(92,991)	18.6%	(16.6)%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above.  The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2022 compared to 2021, and in 2021 compared to 2020.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund assets servicing.  This income category increased by $13.1 million, or 5.8% in 2022, compared to 2021, and increased by $29.5 million, or 15.1%, in 2021, compared to 2020.  During 2022, fund services income increased $12.9 million and corporate trust income increased $6.5 million, partially offset by a decrease in wealth management income of $6.3 million.  During 2021, fund services income increased $27.5 million and corporate trust income increased $5.8 million, offset by a decrease in wealth management income of $3.8 million.  The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income decreased $7.7 million, or 25.0%, in 2022 compared to 2021 and decreased $2.0 million, or 6.1%, in 2021 compared to 2020.  These decreases were driven by lower trading volume and lower market values.

Service charges on deposits income decreased $0.9 million, or 1.0%, in 2022 compared to 2021 and increased $2.2 million, or 2.6%, in 2021 compared to 2020.  The decrease in 2022 compared to 2021 was driven by decreased healthcare services income, partially offset by increased consumer service charge income.  The increase in 2021 compared to 2020 was driven by increased corporate service charge income.

Brokerage fees increased $30.8 million, or 253.5%, in 2022 compared to 2021 and decreased $12.2 million, or 50.0%, in 2021 compared to 2020.  The increase in 2022 compared to 2021 was driven by increased 12b-1 and money market fees driven by the increase in short-term interest rates. The decrease in 2021 compared to 2020 was due to lower money market and 12b-1 income driven by a decrease in volume and interest rates.

Bankcard fees increased $8.9 million, or 13.7%, in 2022 compared to 2021, and increased $4.0 million, or 6.7%, in 2021 compared to 2020.  These increases were primarily driven by increased interchange income, offset by increased rewards and rebate expense.

Investment securities gains, net increased $53.4 million in 2022 compared to 2021 but decreased $115.6 million in 2021 compared to 2020. The increase for 2022 was driven by a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares, coupled with a loss of $15.4 million on the Company’s investment in TTCF recognized in 2021. The decrease in 2021 was driven by the $108.8 million gain on the Company’s investment in TTCF in 2020 and the loss of $15.4 million in 2021 noted above.

Other noninterest income decreased $10.5 million, or 24.5%, in 2022 compared to 2021 and increased $1.1 million, or 2.7%, in 2021 compared to 2020.  The decrease in 2022 was primarily driven by market value changes in company-owned life insurance income.  The increase in 2021 was primarily driven by the gain on sale of the Company’s membership interests in PCM during the first quarter of 2021.

Noninterest Expense

Noninterest expense increased in 2022 by $64.5 million, or 7.7%, compared to 2021 and increased in 2021 by $11.6 million, or 1.4%, compared to 2020.  From 2021 to 2022 the increase was driven by increases in salary and employee benefits expense, processing fees, other miscellaneous expense, bankcard expense, and marketing and business development expense.  From 2020 to 2021 the increase was driven by processing fees and salary and employee benefits expense, offset by other miscellaneous expense and equipment expense.  Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2022	2021	2020	22-21	21-20	22-21	21-20
Salaries and employee benefits	$524,431	$504,442	$495,464	$19,989	$8,978	4.0%	1.8%
Occupancy, net	48,848	47,345	47,476	1,503	(131)	3.2	(0.3)
Equipment	74,259	78,398	85,719	(4,139)	(7,321)	(5.3)	(8.5)
Supplies and services	13,590	14,986	15,537	(1,396)	(551)	(9.3)	(3.5)
Marketing and business development	25,699	18,533	14,679	7,166	3,854	38.7	26.3
Processing fees	82,227	67,563	54,213	14,664	13,350	21.7	24.6
Legal and consulting	39,095	32,406	29,765	6,689	2,641	20.6	8.9
Bankcard	26,367	19,145	18,954	7,222	191	37.7	1.0
Amortization of other intangible assets	5,037	4,757	6,517	280	(1,760)	5.9	(27.0)
Regulatory fees	15,378	11,894	10,279	3,484	1,615	29.3	15.7
Other	43,188	34,167	43,402	9,021	(9,235)	26.4	(21.3)
Total noninterest expense	$898,119	$833,636	$822,005	$64,483	$11,631	7.7%	1.4%

Salaries and employee benefits expense increased $20.0 million, or 4.0%, in 2022 compared to 2021 and $9.0 million, or 1.8%, in 2021 compared to 2020.  In 2022, salary and wage expense increased $17.5 million, or 5.9% and bonus and commission expense increased $4.4 million, or 3.5%, driven by business volumes and revenue growth, and higher company performance. These increases were offset by a decrease in employee benefits expense of $1.9 million, or 2.3%.  In 2021, bonus and commission expense increased $8.7 million, or 7.5%, driven by business volumes and revenue growth, and higher company performance.  Salary and wage expense increased $1.7 million, or 0.6%.  These increases were offset by a decrease in employee benefits expense of $1.4 million, or 1.7%.

Equipment expense decreased $4.1 million, or 5.3%, in 2022 compared to 2021, and decreased $7.3 million, or 8.5%, from 2020 to 2021.  The decreases in both years were driven by lower software expense related to a transition to cloud-based computing solutions.

Marketing and business development expense increased $7.2 million, or 38.7%, in 2022 compared to 2021, and increased $3.9 million, or 26.3%, in 2021 compared to 2020.  The increases in both years were driven by the timing of advertising and business development projects and higher travel expenses as compared to the prior year.

Processing fees expense increased $14.7 million, or 21.7%, in 2022 compared to 2021, and increased $13.4 million, or 24.6%, in 2021 compared to 2020.  The increases in 2022 and 2021 were primarily driven by the transition to cloud computing solutions and ongoing investments in digital channel and integrated platform solutions to support business growth and the continued modernization of core systems.

Legal and consulting expense increased $6.7 million, or 20.6%, in 2022 compared to 2021 and increased $2.6 million, or 8.9%, in 2021 compared to 2020.  These increases were primarily driven by higher consulting expense due to the timing of multiple projects.

Bankcard expense increased $7.2 million, or 37.7%, in 2022 compared to 2021 and increased $0.2 million, or 1.0%, in 2021 compared to 2020.  The increase in 2022 compared to 2021 was driven by higher card administration costs coupled with higher fraud losses.

Other noninterest expense increased $9.0 million, or 26.4%, in 2022 compared to 2021 and decreased $9.2 million, or 21.3%, in 2021 compared to 2020.  The increase in 2022 was driven by higher operational losses and increased charitable contributions expense.  The decrease in 2021 was driven by lower operational losses, partially offset by higher charitable contributions expense.

Income Taxes

Income tax expense totaled $100.3 million, $76.0 million, and $52.4 million in 2022, 2021, and 2020 respectively. These amounts equate to effective tax rates of 18.9%, 17.7%, and 15.5% for 2022, 2021 and 2020, respectively. The increase in the effective tax rate from 2021 to 2022 is primarily attributable to a smaller portion of pre-tax income being earned from tax-exempt municipal securities.  The increase in the effective tax rate from 2020 to 2021 is primarily attributable to a smaller portion of pre-tax income being earned from tax-exempt municipal securities and higher state and local income taxes.

For further information on income taxes refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments). Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2022.  Previously reported results have been reclassified in this Form 10-K to conform to the Company’s current organizational structure.

Table 8

COMMERCIAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021	22-21	22-21
Net interest income	$596,031	$579,992	$16,039	2.8%
Provision for credit losses	32,851	15,543	17,308	111.4
Noninterest income	122,614	84,417	38,197	45.2
Noninterest expense	332,912	306,424	26,488	8.6
Income before taxes	352,882	342,442	10,440	3.0
Income tax expense	66,548	60,691	5,857	9.7
Net income	$286,334	$281,751	$4,583	1.6%

For the year ended December 31, 2022, Commercial Banking net income increased $4.6 million, or 1.6%, to $286.3 million compared to the same period in 2021.  Net interest income increased $16.0 million, or 2.8%, for the year ended December 31, 2022, compared to the same period last year, primarily driven by strong loan growth, earning asset mix changes, and the increase in short-term interest rates.  Provision for credit losses increased $17.3 million as compared to 2021, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2022 as compared to 2021.  Noninterest income increased $38.2 million, or 45.2%, over the same period in 2021.  This increase was primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares, partially offset by the decline in company-owned life insurance for the year ended December 31, 2022 as compared to the prior year.  Additionally, there were increases of $9.7 million in other investment security gains and $4.6 million in other income, driven by the gain on the sale of the Company’s factoring loan portfolio, and $3.8 million in bankcard income, primarily due to increased interchange income. Noninterest expense increased $26.5 million, or 8.6%, as compared to the same period in 2021.  This increase was driven by a $17.3 million increase in technology, service, and overhead expenses, an increase of $3.1 million in marketing and business development, an increase of $2.1 million in salary and employee benefits expense, an increase of $1.5 million in regulatory fees, an increase of $0.9 million in bankcard expense, and an increase of $0.9 million in operational losses as compared to 2021.

Table 9

INSTITUTIONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021	22-21	22-21
Net interest income	$159,679	$87,644	$72,035	82.2%
Provision for credit losses	495	630	(135)	(21.4)
Noninterest income	323,794	273,483	50,311	18.4
Noninterest expense	320,976	292,142	28,834	9.9
Income before taxes	162,002	68,355	93,647	137.0
Income tax expense	30,551	12,113	18,438	152.2
Net income	$131,451	$56,242	$75,209	133.7%

For the year ended December 31, 2022, Institutional Banking net income increased $75.2 million, or 133.7%, compared to the same period last year.  Net interest income increased $72.0 million, or 82.2%, compared to the same period last year, due to an increase in funds transfer pricing due to the increase in interest rates.  Noninterest income increased $50.3 million, or 18.4%, primarily due to increases of $31.1 million in brokerage fees, $12.9 million in fund services income, $6.5 million in corporate trust income, $3.0 million in bankcard fees, and an allocated portion of the gain on the sale of Visa Inc. Class B common shares.  These increases were partially offset by decreases of $7.7 million and $3.0 million in bond trading income and service charges on deposits, respectively, coupled with a decline in company-owned life insurance compared to the same period last year.  Noninterest expense increased $28.8 million, or 9.9% as compared to 2021.  This increase was primarily driven by increases of $18.3 million in salary and employee benefits expense, $4.7 million in bankcard expense, $4.5 million in technology, service, and overhead expenses, $2.6 million in marketing and business development, and $1.1 million in processing fees. These increases were partially offset by a decrease of $2.6 million in operational losses.

Table 10

PERSONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021	22-21	22-21
Net interest income	$158,087	$147,885	$10,202	6.9%
Provision for credit losses	4,554	3,827	727	19.0
Noninterest income	107,825	109,275	(1,450)	(1.3)
Noninterest expense	244,231	235,070	9,161	3.9
Income before taxes	17,127	18,263	(1,136)	(6.2)
Income tax expense	3,230	3,238	(8)	(0.2)
Net income	$13,897	$15,025	$(1,128)	(7.5)%

For the year ended December 31, 2022, Personal Banking net income decreased $1.1 million, or 7.5%, as compared to the same period last year.  Net interest income increased $10.2 million, or 6.9%, compared to the same period last year due to increased loan balances and the impact of higher short-term interest rates.  Provision for credit losses increased $0.7 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2022 as compared to 2021.  Noninterest income decreased $1.5 million, or 1.3%, primarily driven by decreases of $6.2 million in wealth management income, $3.9 million on gains on the sale of mortgage loans, and $3.3 million in investment security gains. These decreases were partially offset by an increase in noninterest income due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares, partially offset by the decline in company-owned life insurance.  Noninterest expense increased $9.2 million, or 3.9%, primarily due to increases of $8.5 million in technology, service, and overhead expenses, $4.6 million in processing fees, $1.5 million in bankcard expense, and $1.1 million in operational losses, partially offset by a decrease of $5.7 million in salaries and employee benefits.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income.  Loan balances held for investment increased by $3.9 billion, or 22.5%, in 2022.  This increase was primarily driven by an increase of $1.9 billion, or 26.8%, in commercial loans, $1.3 billion, or 21.5%, in commercial real estate loans, and $403.2 million, or 17.4% in consumer real estate loans.

Commercial & industrial loans and commercial real estate loans continue to represent the largest segments of the Company’s loan portfolio, comprising approximately 43.8% and 36.2%, respectively, of total loans and loans held for sale at the end of 2022 and 42.3% and 36.5%, respectively, of total loans and loans held for sale at the end of 2021.

Commercial loans represent the largest percent of total loans.  Commercial loans at December 31, 2022 have increased $1.9 billion, or 26.8%, as compared to December 31, 2021, to 43.8% of total loans.  Commercial loans represented 42.3% of total loans at December 31, 2021.

As a percentage of total loans, commercial real estate comprises 36.2% of total loans compared to 36.5% in 2021.  Commercial real estate loans increased $1.3 billion, or 21.5%, compared to 2021.  Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%.  Most of these properties are non-owner occupied and have guarantees as additional security.

Consumer real estate loans increased $403.2 million, or 17.4%, compared to 2021.  These loans represented 12.9% of total loans as of December 31, 2022, compared to 13.5% as of December 31, 2021.

For further information on loan portfolio segments refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments.  Investment securities totaled $13.2 billion as of December 31, 2022 and $13.8 billion as of December 31, 2021 and comprised 36.5% and 33.8% of the Company’s earning assets, respectively, as of those dates.

During 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the AFS classification to the HTM classification as the Company has the positive intent and ability to hold these securities to maturity.  The transfers of securities were made at fair value at the time of transfer.  See further information in Note 4, “Securities” in the Notes to the Consolidated Financial Statements.

The Company’s AFS securities portfolio comprised 52.9% of the Company’s investment securities portfolio at December 31, 2022, compared to 86.7% at December 31, 2021.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio decreased from 67.6 months at December 31, 2021 to 62.3 months at December 31, 2022. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $10.3 billion of AFS securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2022.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds.  The Company’s HTM portfolio, net of the ACL totaled $5.9 billion as of December 31, 2022, an increase of $4.4 billion from December 31, 2021.  The average life of the HTM portfolio was 9.3 years at December 31, 2022, compared to 5.2 years at December 31, 2021.

The securities portfolio generates the Company’s second largest component of interest income.  The AFS, HTM, and Other securities portfolios achieved an average yield on a tax-equivalent basis of 2.33% for 2022, compared to 2.16% in 2021.  Securities available for sale had a net unrealized loss of $771.6 million at year-end, compared to a net unrealized gain of $153.9 million the preceding year. This market value change primarily reflects the impact of a shorter average life and increasing market interest rates as of December 31, 2022, compared to December 31, 2021.  These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) in shareholders’ equity, as an unrealized loss of $514.6 million at year-end 2022, compared to an unrealized gain of $118.5 million for 2021. The AFS securities portfolio contains securities that have unrealized losses (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements).  The unrealized losses in the Company’s investments were caused by changes in interest rates, and not from a decline in credit of the underlying issuers.  The U.S. Treasury, U.S. Agency, and Government Sponsored Entity (GSE) mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.  As of December 31, 2022, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to increasing market interest rates.  For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt.  For the State and political, Corporates, and Collateralized loan obligations portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis.  The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends.  The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost.  As of December 31, 2022, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Included in Tables 11 and 12 are analyses of the fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 11

SECURITIES AVAILABLE FOR SALE (in thousands)

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2022	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$39,041	3.07%	$57,796	2.71%
Due after 1 year through 5 years	738,029	2.15	113,500	2.21
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$777,070	2.20%	$171,296	2.38%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2022	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$11,862	2.70%	$63,216	3.06%
Due after 1 year through 5 years	1,101,193	2.26	358,741	2.64
Due after 5 years through 10 years	2,827,094	1.82	504,186	2.88
Due after 10 years	41,973	2.42	436,264	3.30
Total	$3,982,122	1.94%	$1,362,407	2.97%

	Corporates		Collateralized Loan Obligations
December 31, 2022	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$10,563	4.82%	$—	—%
Due after 1 year through 5 years	253,556	2.06	148,903	5.54
Due after 5 years through 10 years	103,381	3.33	152,372	5.39
Due after 10 years	—	—	44,677	5.62
Total	$367,500	2.51%	$345,952	5.48%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2021	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$—	—%	$—	—%
Due after 1 year through 5 years	69,174	0.85	124,932	2.29
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$69,174	0.85%	$124,932	2.29%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2021	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$58,963	2.33%	$163,373	2.30%
Due after 1 year through 5 years	4,362,831	1.73	335,743	2.55
Due after 5 years through 10 years	3,451,389	1.76	728,909	2.60
Due after 10 years	91,872	2.16	2,194,663	3.30
Total	$7,965,055	1.75%	$3,422,688	3.02%

	Corporates		Collateralized Loan Obligations
December 31, 2021	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$5,070	3.03%	$—	—%
Due after 1 year through 5 years	229,789	1.78	—	—
Due after 5 years through 10 years	82,987	3.16	27,612	1.17
Due after 10 years	—	—	49,207	1.22
Total	$317,846	2.17%	$76,819	1.20%

Table 12

SECURITIES HELD TO MATURITY (in thousands)

	U.S. Agency Securities		Mortgage-backed Securities
December 31, 2022	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$—	—%	$756	1.65%
Due after 1 year through 5 years	118,524	3.07	319,503	2.26
Due after 5 years through 10 years	—	—	1,926,672	1.67
Due over 10 years	—	—	326,136	1.69
Total	$118,524	3.07%	$2,573,067	1.73%

	State and Political Subdivisions
December 31, 2022	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$81,893	3.77%
Due after 1 year through 5 years	222,006	2.63
Due after 5 years through 10 years	706,366	2.50
Due over 10 years	1,578,803	3.33
Total	$2,589,068	3.05%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2021	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$—	—%	$17,797	1.60%
Due after 1 year through 5 years	393,717	1.54	156,927	2.36
Due after 5 years through 10 years	—	—	481,785	2.49
Due over 10 years	—	—	392,165	2.08
Total	$393,717	1.54%	$1,048,674	2.30%

The table below provides detailed information for Other securities at December 31, 2022 and 2021:

Table 13

OTHER SECURITIES (in thousands)

	December 31,
	2022	2021
FRB and FHLB stock	$41,472	$36,222
Equity securities with readily determinable fair values	10,782	64,149
Equity securities without readily determinable fair values	297,504	226,727
Total	$349,758	$327,098

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

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs.  The net borrowed position was $55.5 million at December 31, 2022 compared to $12.6 million at December 31, 2021.

The Bank buys and sells federal funds as agent for non-affiliated banks.  Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $262.9 million in 2022 and $394.7 million in 2021.

At December 31, 2022, the Company held securities purchased under agreements to resell of $951.6 million compared to $1.2 billion at December 31, 2021.  The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes.  Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels.  These investments averaged $959.2 million in 2022 and $1.2 billion in 2021.

The Company also maintains an active securities trading inventory.  The average holdings in the securities trading inventory in 2022 were $12.1 million, compared to $23.5 million in 2021, and were recorded at fair market value.  As discussed in “Quantitative and Qualitative Disclosures About Market Risk – Trading Account” in Part II, Item 7A, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $1.2 billion as of December 31, 2022 compared to $8.8 billion as of December 31, 2021 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions.  The amount due from the FRB averaged $2.3 billion and $4.0 billion during the years ended December 31, 2022 and 2021, respectively.  The decrease in the FRB balance from 2021 to 2022 is primarily due to a decrease in deposit balances.  The interest-bearing accounts held at other financial institutions totaled $121.7 million and $41.2 million at December 31, 2022 and 2021, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base.  In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing businesses in order to attract and retain additional core deposits.  Deposits totaled $32.6 billion at December 31, 2022 and $35.6 billion at December 31, 2021, a decrease of $3.0 billion, or 8.3%. Deposits averaged $31.3 billion in 2022, and $28.9 billion in 2021.

Noninterest-bearing demand deposits averaged $13.3 billion in 2022 and $11.3 billion in 2021.  These deposits represented 42.3% of average deposits in 2022, compared to 38.9% in 2021.  The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits.  Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 14

MATURITIES OF UNINSURED TIME DEPOSITS (in thousands)

	December 31,
	2022	2021
Maturing within 3 months	$389,367	$318,112
After 3 months but within 6 months	39,651	8,616
After 6 months but within 12 months	28,446	46,839
After 12 months	9,837	19,664
Total	$467,301	$393,231

As of December 31, 2022, there were $24.7 billion of uninsured deposits, as compared to $27.4 billion as of December 31, 2021.

Table 15

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2022	2021
Amount:
Noninterest-bearing demand	$13,264,146	$11,254,761
Interest-bearing demand and savings	17,332,972	16,982,864
Time deposits under $250,000	95,013	242,017
Total core deposits	30,692,131	28,479,642
Time deposits of $250,000 or more	635,513	453,241
Total deposits	$31,327,644	$28,932,883

As a % of total deposits:
Noninterest-bearing demand	42.4%	38.9%
Interest-bearing demand and savings	55.3	58.7
Time deposits under $250,000	0.3	0.8
Total core deposits	98.0	98.4
Time deposits of $250,000 or more	2.0	1.6
Total deposits	100.0%	100.0%

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

Total shareholders’ equity decreased $478.3 million, or 15.2% to $2.7 billion at December 31, 2022 as compared to December 31, 2021. The decrease in shareholders’ equity from 2021 to 2022 is largely due to a decrease in Accumulated other comprehensive income (AOCI) related to the increase in losses on the securities portfolio driven by increased market interest rates.

The Board authorized, at its April 26, 2022, April 27, 2021, and April 28, 2020 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During 2022 and 2021, the Company acquired 333,185 shares and 67,671 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset.  Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings.  The Company is also required to maintain a leverage ratio equal to or greater than 4%.  The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles.  The Company's capital position as of December 31, 2022 is summarized in the table below and exceeded regulatory requirements.

Table 16

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines.  These guidelines as of December 31, 2022, excluded net unrealized gains or losses on securities available for sale and net unrealized losses on securities held to maturity transferred from the available-for-sale category from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$1,978	$—	$—	$1,978
Loans and leases	62,586	57,770	2,385,357	18,450,411	75,065	21,031,189
Securities available for sale	2,204,211	5,165,476	7,203	401,060	—	7,777,950
Securities held to maturity	489,066	4,473,882	1,145,687	—	—	6,108,635
Federal funds and resell agreements	—	7,000	—	—	—	7,000
Trading securities	580	7,558	8,038	1,804	—	17,980
Cash and due from banks	1,129,382	550,405	—	—	—	1,679,787
All other assets	33,981	30,250	35,164	1,715,602	—	1,814,997
Category totals	$3,919,806	$10,292,341	$3,583,427	$20,568,877	$75,065	$38,439,516

Risk-weighted totals	$—	$2,058,468	$1,791,714	$20,568,877	$112,598	$24,531,657
Off-balance-sheet items (3)	—	64,090	86,383	4,732,651	49,497	4,932,621
Total risk-weighted assets	$—	$2,122,558	$1,878,097	$25,301,528	$162,095	$29,464,278

Total
Regulatory Capital
Shareholders’ equity	$2,667,093
Less adjustments (1)	461,937
Common equity Tier 1/Tier 1 capital	3,129,030
Additional Tier 2 capital (2)	553,589
Total capital	$3,682,619

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	10.62%
Tier 1 capital to risk-weighted assets	10.62%
Total capital to risk-weighted assets	12.50%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	8.43%

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

Securities sold under agreements to repurchase and federal funds purchased totaled $2.2 billion at December 31, 2022, and $3.2 billion at December 31, 2021. Repurchase agreements and federal funds purchased averaged $2.8 billion in 2022 and $2.6 billion in 2021.  The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund, and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  Based on the collateral pledged, the Company had $1.9 billion of borrowing capacity at the FHLB at December 31, 2022.  The Company had no outstanding advances at FHLB Des Moines as of December 31, 2022.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.4% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at December 31, 2022.

Long-term debt totaled $381.3 million at December 31, 2022, compared to $271.5 million at December 31, 2021.  In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032.  The Company received $107.9 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank.  The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.64% due to issuance costs, with an interest rate reset date of September 2027.

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

The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies in 2015 and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $74.6 million at December 31, 2022 and $73.2 million at December 31, 2021.  Interest rates on trust preferred securities are tied to the three-month LIBOR with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.  For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

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

Table 17

COMMITMENTS, MATERIAL CASH REQUIREMENTS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the commitments, material cash requirements, and off-balance sheet arrangements for the Company as of December 31, 2022 and includes principal payments only.  The Company has no capital leases or long-term purchase obligations.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Material Cash Requirements
Federal funds purchased and repurchase agreements	$2,222,167	$2,222,167	$—	$—	$—
Long-term debt obligations	384,553	—	—	—	384,553
Operating lease obligations	70,988	12,278	21,657	17,623	19,430
Time deposits	917,138	809,410	85,791	17,244	4,693
Total	$3,594,846	$3,043,855	$107,448	$34,867	$408,676

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$12,988,231	$5,118,670	$4,703,332	$2,458,066	$708,163
Commitments to extend credit under credit card loans	4,008,386	4,008,386	—	—	—
Commercial letters of credit	3,334	3,334	—	—	—
Standby letters of credit	436,965	318,005	100,695	18,265	—
Forward contracts	32,552	32,552	—	—	—
Spot foreign exchange contracts	5,112	5,112	—	—	—
Total	$17,474,580	$9,486,059	$4,804,027	$2,476,331	$708,163

As of December 31, 2022, the Company’s total liabilities for unrecognized tax benefits were $9.4 million.  The Company cannot reasonably estimate the settlement of these liabilities.  Therefore, these liabilities have been excluded from the table above.  See Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin.  This analysis incorporates all of the Company’s assets and liabilities together with assumptions that reflect the current interest rate environment.  Through these simulations, management estimates the impact on net interest income of a 300-basis-point upward or a 100-basis-point downward gradual change (e.g. ramp) and immediate change (e.g. shock) of market interest rates over a two-year period.  In ramp scenarios, rates change gradually for a one-year period and remain constant in year two.  In shock scenarios, rates change immediately and the change is sustained for the remainder of the two year scenario horizon.  Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies.  Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes.  The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 18 shows the net interest income percentage increase or decrease over the next twelve- and twenty-four-month periods as of December 31, 2022 and 2021 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 18

MARKET RISK

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	(1.4)%	5.9%	10.6%	22.1%
200	(1.1)	3.7	7.1	14.9
100	(0.4)	1.5	3.6	7.3
Static	—	—	—	—
(100)	0.4	(3.0)	(3.8)	(9.7)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
300	3.5%	11.2%	14.1%	22.5%
200	2.4	7.2	9.5	15.2
100	1.2	3.1	4.8	7.5
Static	—	—	—	—
(100)	(1.3)	(6.2)	(5.0)	(12.2)

The Company is positioned relatively neutral to changes in interest rates in the next year.  Net interest income is predicted to increase in all upward rate shock scenarios and decrease in all upward rate ramp scenarios.  In down rate scenarios, net interest income is predicted to decrease in shock scenarios and increase in ramp scenarios. The largest change in net interest income relative to base in either rate shock or ramp scenarios is less than 5% in year one.  In year two, net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits consistent with its history is a key assumption in these scenarios.

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

Table 19

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2022 Earning assets
Loans	$12,635.3	$748.9	$1,196.5	$14,580.7	$4,571.3	$1,881.2	$21,033.2
Securities	929.3	397.7	613.6	1,940.6	5,377.7	5,899.4	13,217.7
Federal funds sold and resell agreements	958.6	—	—	958.6	—	—	958.6
Other	1,197.1	—	—	1,197.1	—	—	1,197.1
Total earning assets	$15,720.3	$1,146.6	$1,810.1	$18,677.0	$9,949.0	$7,780.6	$36,406.6
% of total earning assets	43.2%	3.1%	5.0%	51.3%	27.3%	21.4%	100.0%
Funding sources
Interest-bearing demand and savings	$18,461.6	$—	$—	$18,461.6	$—	$—	$18,461.6
Time deposits	474.3	173.9	161.2	809.4	103.0	4.7	917.1
Federal funds purchased and repurchase agreements	2,222.2	—	—	2,222.2	—	—	2,222.2
Borrowed funds	74.6	—	—	74.6	306.7	—	381.3
Noninterest-bearing sources	5,238.9	282.2	520.6	6,041.7	2,967.2	5,415.5	14,424.4
Total funding sources	$26,471.6	$456.1	$681.8	$27,609.5	$3,376.9	$5,420.2	$36,406.6
% of total earning assets	72.7%	1.2%	1.9%	75.8%	9.3%	14.9%	100.0%
Interest sensitivity gap	$(10,751.3)	$690.5	$1,128.3	$(8,932.5)	$6,572.1	$2,360.4
Cumulative gap	(10,751.3)	(10,060.8)	(8,932.5)	(8,932.5)	(2,360.4)	—
As a % of total earning assets	(29.5)%	(27.6)%	(24.5)%	(24.5)%	(6.5)%	—%
Ratio of earning assets to funding sources	0.59	2.51	2.65	0.68	2.95	1.44
Cumulative ratio of earning assets to funding sources
2022	0.59	0.63	0.68	0.68	0.92	1.00
2021	1.44	1.27	1.04	1.04	1.25	1.00

Table 20

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2022 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Variable Rate
Commercial and industrial	$6,180,115	$15,362	$626	$—	$6,196,103
Specialty lending	602,706	—	—	—	602,706
Commercial real estate	4,012,740	106,329	11,738	—	4,130,807
Consumer real estate	297,029	248,932	562,379	—	1,108,340
Consumer	64,118	64	—	—	64,182
Credit cards	430,114	1,558	—	—	431,672
Leases and other	258,137	217	—	—	258,354
Total variable rate loans	11,844,959	372,462	574,743	—	12,792,164

Fixed Rate
Commercial and industrial	1,183,657	1,650,996	168,853	6,377	3,009,883
Specialty lending	—	—	—	—	—
Commercial real estate	1,299,512	1,883,108	302,636	23	3,485,279
Consumer real estate	202,586	590,812	614,158	209,351	1,616,907
Consumer	28,530	51,983	971	—	81,484
Credit cards	—	—	—	—	—
Leases and other	21,455	21,965	4,030	—	47,450
Total fixed rate loans	2,735,740	4,198,864	1,090,648	215,751	8,241,003
Total loans and loans held for sale	$14,580,699	$4,571,326	$1,665,391	$215,751	$21,033,167

Trading Account

The Bank carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.  This account had a balance of $18.0 million as of December 31, 2022, compared to $31.9 million as of December 31, 2021.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $73.0 million to $19.3 million at December 31, 2022, compared to December 31, 2021.  There was an immaterial amount of interest recognized on nonperforming loans during 2022, 2021, and 2020.

The Company had $68 thousand of other real estate owned as of December 31, 2022.  Loans past due more than 90 days and still accruing interest totaled $1.6 million as of December 31, 2022, compared to $2.6 million as of December 31, 2021.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers.  The Company had $5.2 million of restructured loans at December 31, 2022 and $7.3 million at December 31, 2021.

Table 21

LOAN QUALITY (in thousands)

	December 31,
	2022	2021
Nonaccrual loans	$16,838	$85,207
Restructured loans on nonaccrual	2,431	7,093
Total non-performing loans	19,269	92,300
Other real estate owned	68	—
Total non-performing assets	$19,337	$92,300

Loans past due 90 days or more	$1,617	$2,633
Restructured loans accruing	2,790	189
Allowance for credit losses on loans	191,836	194,771
Ratios
Non-performing loans as a % of loans	0.09%	0.54%
Non-performing assets as a % of loans plus other real estate owned	0.09	0.54
Non-performing assets as a % of total assets	0.05	0.22
Loans past due 90 days or more as a % of loans	0.01	0.02
Allowance for credit losses on loans as a % of loans	0.91	1.13
Allowance for credit losses on loans as a multiple of non-performing loans	9.96x	2.11x

Table 22

SUMMARY OF NET CHARGE-OFFS (in thousands)

	2022			2021
	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding
At December 31:
Commercial and industrial	$35,719	$8,160,147	0.44%	$7,287	$7,160,288	0.10%
Specialty lending	(433)	525,697	(0.08)	31,758	494,637	6.42
Commercial real estate	(356)	6,784,082	(0.01)	(362)	6,161,097	(0.01)
Consumer real estate	(74)	2,512,597	—	(46)	2,111,948	—
Consumer real estate	674	146,949	0.46	2,201	113,377	1.94
Credit cards	4,338	431,003	1.01	4,044	390,804	1.03
Leases and other	—	261,941	—	(10)	186,199	(0.01)
Total	$39,868	$18,822,416	0.21%	$44,872	$16,618,350	0.27%

Net charge-offs for the year ended December 31, 2022 were $39.9 million, compared to $44.9 million for the year ended December 31, 2021.

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.0 billion of high-quality securities available for sale.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction.  At December 31, 2022, $10.3 billion, or 80.3%, of securities were pledged or used as collateral, compared to $10.2 billion, or 75.8%, at December 31, 2021.  Of these amounts, securities with a market value of $171.2 million at December 31, 2021, were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at December 31, 2022 was $17.4 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

 In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032.  The Company received $107.9 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.64%, due to issuance costs, with an interest rate reset date of September 2027.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.4% above SOFR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding at December 31, 2022.

The Company is a member bank of the FHLB.  The Company owns $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company has access to borrow up to $1.9 billion through advances at the FHLB of Des Moines but had no outstanding FHLB Des Moines advances as of December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

UMB Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses on certain loans evaluated on a collective basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses on loans was $191.8 million as of December 31, 2022, a substantial portion of which related to the allowance for credit losses for loans evaluated on a collective basis for the commercial and industrial, commercial real estate, and consumer credit card loan segments (the collective ACL). The collective ACL includes the measure of expected credit losses on a pool basis for loans where similar risk characteristics exist and is determined using relevant available information from internal and external sources related to historical credit loss experience, current conditions, and reasonable and supportable economic forecasts. The Company uses probability of default (PD) and loss given default (LGD) models for the commercial and industrial segment, commercial real estate segment, and revolver activity within the consumer credit card segment. For the commercial and industrial segment and revolver portion of the consumer credit card segment, the collective ACL is calculated by modeling PD over future periods multiplied by historical LGD multiplied by contractual exposure at default minus any modeled prepayments and charge offs. For the commercial real estate segment, the collective ACL is calculated by modeling PD over future periods based on peer bank data. The PD loss rate is then multiplied by historical LGD multiplied by contractual exposure at default minus any modeled prepayments and charge offs. Primary risk drivers are segment specific and include macro-economic variables, risk ratings of the individual loans within the commercial and industrial and commercial real estate loan segments, and credit score ratings of individual card holders within the consumer credit card segment. After the reasonable and supportable forecast periods, the Company reverts to historical loss experience for each portfolio using a cliff or straight-line reversion method. A portion of the collective ACL is comprised of qualitative factors which represent adjustments to historical loss experience including concentrations of credit and results of internal loan review.

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

Kansas City, Missouri
February 23, 2023

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Loans	$21,031,189	$17,170,871
Allowance for credit losses on loans	(191,836)	(194,771)
Net loans	20,839,353	16,976,100
Loans held for sale	1,978	1,277
Securities:
Available for sale (amortized cost of $7,777,950 and $11,822,584, respectively)	7,006,347	11,976,514
Held to maturity, net of allowance for credit losses of $2,407 and $1,940, respectively (fair value of $5,280,659 and $1,442,391, respectively)	5,859,192	1,478,476
Trading securities	17,980	31,875
Other securities	349,758	327,098
Total securities	13,233,277	13,813,963
Federal funds sold and securities purchased under agreements to resell	958,597	1,216,357
Interest-bearing due from banks	1,179,105	8,841,906
Cash and due from banks	500,682	413,821
Premises and equipment, net	263,649	270,933
Accrued income	189,231	131,102
Goodwill	207,385	174,518
Other intangibles, net	78,724	14,416
Other assets	1,060,480	839,091
Total assets	$38,512,461	$42,693,484
LIABILITIES
Deposits:
Noninterest-bearing demand	$13,260,363	$16,342,642
Interest-bearing demand and savings	18,461,632	18,405,644
Time deposits under $250,000	379,087	403,660
Time deposits of $250,000 or more	538,051	447,981
Total deposits	32,639,133	35,599,927
Federal funds purchased and repurchase agreements	2,222,167	3,238,435
Long-term debt	381,311	271,544
Accrued expenses and taxes	239,624	249,492
Other liabilities	363,133	188,662
Total liabilities	35,845,368	39,548,060
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,319,404 and 48,430,805 shares outstanding, respectively	55,057	55,057
Capital surplus	1,125,949	1,110,520
Retained earnings	2,536,086	2,176,998
Accumulated other comprehensive (loss) income, net	(702,735)	126,314
Treasury stock, 6,737,326 and 6,625,925 shares, at cost, respectively	(347,264)	(323,465)
Total shareholders' equity	2,667,093	3,145,424
Total liabilities and shareholders' equity	$38,512,461	$42,693,484

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
INTEREST INCOME
Loans	$810,007	$619,273	$585,957
Securities:
Taxable interest	192,121	127,625	105,701
Tax-exempt interest	97,190	98,305	99,820
Total securities income	289,311	225,930	205,521
Federal funds and resell agreements	19,109	10,048	11,840
Interest-bearing due from banks	18,582	5,417	3,744
Trading securities	511	854	1,427
Total interest income	1,137,520	861,522	808,489
INTEREST EXPENSE
Deposits	167,553	26,412	58,214
Federal funds and repurchase agreements	40,703	6,934	11,787
Other	15,467	12,655	7,259
Total interest expense	223,723	46,001	77,260
Net interest income	913,797	815,521	731,229
Provision for credit losses	37,900	20,000	130,500
Net interest income after provision for credit losses	875,897	795,521	600,729
NONINTEREST INCOME
Trust and securities processing	237,207	224,126	194,646
Trading and investment banking	23,201	30,939	32,945
Service charges on deposit accounts	85,167	86,056	83,879
Insurance fees and commissions	1,338	1,309	1,369
Brokerage fees	43,019	12,171	24,350
Bankcard fees	73,451	64,576	60,544
Investment securities gains, net	58,444	5,057	120,634
Other	32,406	42,941	41,799
Total noninterest income	554,233	467,175	560,166
NONINTEREST EXPENSE
Salaries and employee benefits	524,431	504,442	495,464
Occupancy, net	48,848	47,345	47,476
Equipment	74,259	78,398	85,719
Supplies and services	13,590	14,986	15,537
Marketing and business development	25,699	18,533	14,679
Processing fees	82,227	67,563	54,213
Legal and consulting	39,095	32,406	29,765
Bankcard	26,367	19,145	18,954
Amortization of other intangible assets	5,037	4,757	6,517
Regulatory fees	15,378	11,894	10,279
Other	43,188	34,167	43,402
Total noninterest expense	898,119	833,636	822,005
Income before income taxes	532,011	429,060	338,890
Income tax expense	100,329	76,042	52,388
NET INCOME	$431,682	$353,018	$286,502

PER SHARE DATA
Net income – basic	$8.93	$7.31	$5.95
Net income – diluted	8.86	7.24	5.93
Dividends	1.49	1.38	1.25
Weighted average shares outstanding – basic	48,340,922	48,271,462	48,137,791
Weighted average shares outstanding – diluted	48,747,399	48,738,292	48,343,750

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$431,682	$353,018	$286,502
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(1,137,417)	(244,695)	295,552
Less: Reclassification adjustment for gains included in net income	—	(7,817)	(6,980)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	36,894	—	—
Change in unrealized gains and losses on debt securities during the period	(1,100,523)	(252,512)	288,572
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges	12,608	3,106	20,979
Less: Reclassification adjustment for gains included in net income	(5,353)	(3,352)	(1,905)
Change in unrealized gains and losses on derivative hedges	7,255	(246)	19,074
Other comprehensive (loss) income, before tax	(1,093,268)	(252,758)	307,646
Income tax benefit (expense)	264,219	60,732	(72,486)
Other comprehensive (loss) income	(829,049)	(192,026)	235,160
Comprehensive (loss) income	$(397,367)	$160,992	$521,662

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2020	$55,057	$1,073,764	$1,672,438	$83,180	$(277,999)	$2,606,440
Cumulative effect adjustments (1)	—	—	(7,039)	—	—	(7,039)
Adjusted balance – January 1, 2020	55,057	1,073,764	1,665,399	83,180	(277,999)	2,599,401
Total comprehensive income	—	—	286,502	235,160	—	521,662
Dividends ($1.25 per share)	—	—	(60,655)	—	—	(60,655)
Purchase of treasury stock	—	616	—	—	(64,382)	(63,766)
Forfeitures of equity awards, net of issuances	—	624	—	—	(16)	608
Recognition of equity-based compensation	—	14,512	—	—	—	14,512
Sale of treasury stock	—	201	—	—	414	615
Exercise of stock options	—	733	—	—	3,838	4,571
Balance December 31, 2020	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	353,018	(192,026)	—	160,992
Dividends ($1.38 per share)	—	—	(67,266)	—	—	(67,266)
Purchase of treasury stock	—	—	—	—	(5,506)	(5,506)
Issuances of equity awards, net of forfeitures	—	(4,605)	—	—	5,299	694
Recognition of equity-based compensation	—	20,514	—	—	—	20,514
Sale of treasury stock	—	316	—	—	283	599
Exercise of stock options	—	3,845	—	—	14,604	18,449
Balance December 31, 2021	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	431,682	(829,049)	—	(397,367)
Dividends ($1.49 per share)	—	—	(72,594)	—	—	(72,594)
Purchase of treasury stock	—	—	—	—	(31,997)	(31,997)
Issuances of equity awards, net of forfeitures	—	(6,143)	—	—	6,822	679
Recognition of equity-based compensation	—	20,812	—	—	—	20,812
Sale of treasury stock	—	351	—	—	245	596
Exercise of stock options	—	409	—	—	1,131	1,540
Balance December 31, 2022	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093

(1)	Related to the adoption of ASU No. 2016-13. See Note 2, “New Accounting Pronouncements,” for further detail.

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$431,682	$353,018	$286,502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,900	20,000	130,500
Net amortization of premiums and discounts from acquisition	1,340	535	251
Depreciation and amortization	54,022	55,747	62,803
Amortization of debt issuance costs	556	450	131
Deferred income tax benefit	(6,308)	(12,724)	(4,836)
Net decrease (increase) in trading securities and other earning assets	13,895	(10,329)	10,598
Gains on investment securities, net	(58,444)	(5,057)	(120,634)
Gains on sales of assets	(3,063)	(2,666)	(797)
Amortization of securities premiums, net of discount accretion	45,184	53,467	44,302
Originations of loans held for sale	(47,639)	(137,337)	(128,123)
Gains on sales of loans held for sale, net	(1,195)	(5,128)	(3,964)
Proceeds from sales of loans held for sale	48,133	147,896	133,182
Equity based compensation	21,491	21,208	15,120
Changes in:
Accrued income	(58,222)	4,587	(15,384)
Accrued expenses and taxes	(10,995)	(51,740)	91,693
Other assets and liabilities, net	301,217	102,155	(127,746)
Net cash provided by operating activities	769,554	534,082	373,598
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	460,413	198,783	193,629
Purchases	(990,648)	(664,661)	(92,141)
Securities available for sale:
Sales	—	372,644	315,890
Maturities, calls and principal repayments	1,114,560	1,743,809	2,455,185
Purchases	(1,205,396)	(5,080,172)	(4,373,394)
Equity securities with readily determinable fair values:
Sales	46,379	79,013	—
Maturities, calls and principal repayments	—	—	50,047
Purchases	(1,085)	(6,376)	(75,177)
Equity securities without readily determinable fair values:
Sales	194	14	—
Maturities, calls and principal repayments	172	2,514	16,735
Purchases	(29,660)	(77,709)	(9,145)
Payment of low-income housing tax credit (LIHTC) investment commitments	(35,854)	(15,410)	(42,995)
Net increase in loans	(3,952,154)	(1,117,707)	(2,693,761)
Net decrease (increase) in fed funds sold and resell agreements	257,760	433,978	(71,990)
Net cash activity from acquisitions and divestitures	548,624	18,431	24
Net (increase) decrease in interest-bearing balances due from other financial institutions	(13,705)	7,146	(13,835)
Purchases of bank premises and equipment	(51,716)	(33,687)	(60,216)
Proceeds from sales of bank premises and equipment	6,731	3,900	8,568
Purchases of bank-owned and company-owned life insurance	—	(100,000)	(100,000)
Proceeds from bank-owned and company-owned life insurance death benefit	—	—	1,489
Net cash used in investing activities	(3,845,385)	(4,235,490)	(4,491,087)

FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(3,636,068)	8,573,130	5,798,276
Net increase (decrease) in time deposits	65,497	(24,454)	(350,269)
Net (decrease) increase in fed funds purchased and repurchase agreements	(1,016,268)	922,938	418,989
Proceeds from short-term debt	—	—	15,000
Repayment of short-term debt	—	—	(15,000)
Proceeds from long-term debt	110,000	—	200,000
Payment of debt issuance costs	(2,129)	—	(2,250)
Cash dividends paid	(72,030)	(66,750)	(60,281)
Proceeds from exercise of stock options and sales of treasury shares	2,136	19,048	5,186
Purchases of treasury stock	(31,997)	(5,506)	(63,766)
Net cash (used in) provided by financing activities	(4,580,859)	9,418,406	5,945,885
(Decrease) increase in cash and cash equivalents	(7,656,690)	5,716,998	1,828,396
Cash and cash equivalents at beginning of year	9,214,564	3,497,566	1,669,170
Cash and cash equivalents at end of year	$1,557,874	$9,214,564	$3,497,566

Supplemental disclosures:
Income tax payments	$101,952	$92,584	$34,068
Total interest payments	196,482	47,106	84,105
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$58,337	$30,182	$59,072
Commitment to fund low-income housing tax credit investments	58,337	30,182	59,072
Transfer of loans to other real estate owned	12,381	—	—
Transfer of securities from available-for-sale to held-to-maturity	3,823,670	—	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UMB Financial Corporation is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices in the states of Missouri, Kansas, Colorado, Illinois, Oklahoma, Texas, Arizona, Nebraska, Iowa, Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, Wisconsin, Delaware, and New York. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Due from the FRB	$1,057,192	$8,800,743
Cash and due from banks	500,682	413,821
Cash and cash equivalents at end of year	$1,557,874	$9,214,564

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $121.7 million and $41.2 million at December 31, 2022 and 2021, respectively.

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

Securities

Debt securities available for sale principally include U.S. Treasury and Agency securities, GSE mortgage-backed securities, certain securities of state and political subdivisions, corporates, and collateralized loan obligations.  Debt securities classified as available for sale are measured at fair value.  Unrealized holding gains and losses are excluded from earnings and reported in AOCI until realized.

Securities held to maturity are carried at amortized historical cost, net of the allowance for credit losses, based on management’s intention, and the Company’s ability to hold them to maturity.  The Company classifies certain U.S. Agency securities, mortgage-backed securities, and securities of state and political subdivisions as held to maturity.

Trading securities, acquired for subsequent sale to customers, are carried at fair value.  Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income.

Securities may be transferred from the available-for-sale classification to the held-to-maturity classification when the Company has the positive intent and ability to hold these securities to maturity.  Transfers of securities are made at fair value at the time of transfer.  The unrealized holding gain or loss at the time of transfer is retained in AOCI and amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities.  No gains or losses are recognized at the time of the transfer.

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

No goodwill impairments were recognized in 2022, 2021, or 2020.  Other intangible assets, which relate to core deposits, non-compete agreements, and customer relationships, are amortized over their useful life. Intangible assets are evaluated for impairment when events or circumstances dictate.   No intangible asset impairments were recognized in 2022, 2021, or 2020.  The Company does not have any indefinite lived intangible assets.

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

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable.  The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value.  If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value.  No impairments were recognized in 2022, 2021, or 2020.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense.  Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets.  For the year ended December 31, 2022, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, five of the Company’s derivatives are designated in qualifying hedging relationships.  The remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings.  Changes in fair value of the Company’s cash flow hedges are recognized in AOCI and are reclassified to earnings when the hedged transaction affects earnings.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted year-to-date income per share includes the dilutive effect of 406,477, 466,830, and 205,959 shares issuable upon the exercise of stock options, nonvested restricted shares, and nonvested restricted stock units, granted by the Company that were outstanding at December 31, 2022, 2021, and 2020, respectively.

Certain options, restricted stock and restricted stock units issued under employee benefit plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the years ended December 31, 2022 and 2021, there were no outstanding stock options, restricted stock and restricted stock units excluded from the computation of diluted income per share.  Outstanding options, restricted stock and restricted stock units of 198,671 for the year ended December 31, 2020, were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

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

Troubled Debt Restructurings In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures.” The ASU eliminates the accounting guidance for troubled debt restructurings (TDR) by creditors and enhances disclosure requirements for certain loan re-financings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also add requirements to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases, disclosed by credit-quality indicator and class of financing receivable. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Consolidated Financial Statements aside from additional and revised disclosures.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,456	$2	$11,356	$13,814	$9,192,172	$9,205,986
Specialty lending	—	—	—	—	602,706	602,706
Commercial real estate	2,167	191	2,505	4,863	7,611,223	7,616,086
Consumer real estate	10	—	4,882	4,892	2,718,377	2,723,269
Consumer	613	20	61	694	144,972	145,666
Credit cards	3,529	1,404	441	5,374	426,298	431,672
Leases and other	—	—	24	24	305,780	305,804
Total loans	$8,775	$1,617	$19,269	$29,661	$21,001,528	$21,031,189

	December 31, 2021
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,827	$896	$82,845	$86,568	$7,171,552	$7,258,120
Specialty lending	—	—	—	—	522,362	522,362
Commercial real estate	962	—	4,688	5,650	6,261,894	6,267,544
Consumer real estate	246	489	4,210	4,945	2,315,088	2,320,033
Consumer	105	2	75	182	128,953	129,135
Credit cards	2,369	1,246	457	4,072	387,317	391,389
Leases and other	—	—	25	25	282,263	282,288
Total loans	$6,509	$2,633	$92,300	$101,442	$17,069,429	$17,170,871

The Company sold consumer real estate loans with proceeds of $48.1 million, $147.9 million, and $133.2 million in the secondary market without recourse during the periods ended December 31, 2022, 2021, and 2020, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $19.3 million and $92.3 million at December 31, 2022 and 2021, respectively.  Restructured loans totaled $5.2 million and $7.3 million at December 31, 2022 and 2021, respectively.  Loans 90 days past due and still accruing interest amounted to $1.6 million and $2.6 million at December 31, 2022 and 2021, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2022 and 2021.  Nonaccrual loans with no related allowance for credit losses totaled $16.7 million and $85.9 million at December 31, 2022 and 2021, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$11,356	$9,447
Specialty lending	—	—
Commercial real estate	2,505	2,505
Consumer real estate	4,882	4,226
Consumer	61	61
Credit cards	441	441
Leases and other	24	24
Total loans	$19,269	$16,704

	December 31, 2021
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$82,845	$76,493
Specialty lending	—	—
Commercial real estate	4,688	4,688
Consumer real estate	4,210	4,210
Consumer	75	75
Credit cards	457	457
Leases and other	25	25
Total loans	$92,300	$85,948

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture	13,630	5,415	2,046	1,985	396	541	149,266	562	173,841
Overdrafts	—	—	—	—	—	—	7,929	—	7,929
Total Commercial and industrial	2,154,239	1,567,942	644,695	269,429	97,312	87,328	4,380,553	4,488	9,205,986
Specialty lending:
Asset-based lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Total Specialty lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Commercial real estate:
Owner-occupied	656,860	593,861	388,519	180,786	136,499	167,628	8,685	—	2,132,838
Non-owner-occupied	1,128,978	855,508	568,489	368,203	64,915	229,826	28,679	—	3,244,598
Farmland	94,989	47,092	220,796	24,057	15,963	24,162	121,054	—	548,113
5+ Multi-family	30,920	35,869	68,996	18,978	1,334	5,776	4,908	—	166,781
1-4 Family construction	61,943	15,217	—	—	—	—	19	—	77,179
General construction	628,820	719,437	43,166	15,492	—	395	39,267	—	1,446,577
Total Commercial real estate	2,602,510	2,266,984	1,289,966	607,516	218,711	427,787	202,612	—	7,616,086
Consumer real estate:
HELOC	237	—	618	224	654	5,389	339,066	981	347,169
First lien: 1-4 family	628,703	748,362	607,105	173,466	45,907	140,443	12	—	2,343,998
Junior lien: 1-4 family	13,490	8,445	5,107	2,529	940	1,504	87	—	32,102
Total Consumer real estate	642,430	756,807	612,830	176,219	47,501	147,336	339,165	981	2,723,269
Consumer:
Revolving line	467	584	—	—	—	—	58,133	1,403	60,587
Auto	9,124	6,543	4,455	2,743	335	159	—	—	23,359
Other	26,306	27,751	1,096	876	1,133	591	3,967	—	61,720
Total Consumer	35,897	34,878	5,551	3,619	1,468	750	62,100	1,403	145,666
Credit cards:
Consumer	—	—	—	—	—	—	200,348	—	200,348
Commercial	—	—	—	—	—	—	231,324	—	231,324
Total Credit cards	—	—	—	—	—	—	431,672	—	431,672
Leases and other:
Leases	—	—	—	712	—	1,224	—	—	1,936
Other	125,095	34,282	22,552	32,055	17,764	1,066	71,054	—	303,868
Total Leases and other	125,095	34,282	22,552	32,767	17,764	2,290	71,054	—	305,804
Total loans	$5,578,255	$4,716,362	$2,611,634	$1,089,550	$382,756	$665,491	$5,980,269	$6,872	$21,031,189

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture	12,077	5,884	3,308	640	344	1,143	130,946	—	154,342
Overdrafts	—	—	—	—	—	—	18,587	—	18,587
Total Commercial and industrial	2,412,187	951,267	359,656	151,532	115,915	133,043	3,134,273	247	7,258,120
Specialty lending:
Asset-based lending	34,552	49,373	—	—	—	—	331,282	—	415,207
Factoring	—	—	—	—	—	—	107,155	—	107,155
Total Specialty lending	34,552	49,373	—	—	—	—	438,437	—	522,362
Commercial real estate:
Owner-occupied	680,135	519,448	226,631	177,576	91,539	159,482	11,727	—	1,866,538
Non-owner-occupied	1,058,025	689,167	591,886	162,491	135,100	258,541	10,969	—	2,906,179
Farmland	61,505	273,624	34,145	16,969	19,929	34,858	38,239	999	480,268
5+ Multi-family	58,268	95,024	41,426	1,206	511	6,820	2,057	—	205,312
1-4 Family construction	53,004	4,933	17,333	—	—	—	985	—	76,255
General construction	439,973	160,553	64,283	38,505	203	256	29,219	—	732,992
Total Commercial real estate	2,350,910	1,742,749	975,704	396,747	247,282	459,957	93,196	999	6,267,544
Consumer real estate:
HELOC	248	547	327	574	646	6,363	320,410	2,523	331,638
First lien: 1-4 family	830,513	712,264	200,167	58,734	61,641	102,997	19	—	1,966,335
Junior lien: 1-4 family	9,114	6,299	3,361	1,150	820	1,299	17	—	22,060
Total Consumer real estate	839,875	719,110	203,855	60,458	63,107	110,659	320,446	2,523	2,320,033
Consumer:
Revolving line	974	—	—	—	—	—	60,049	120	61,143
Auto	9,886	7,775	5,462	1,107	479	220	—	—	24,929
Other	31,391	2,041	1,949	1,543	2,542	708	2,889	—	43,063
Total Consumer	42,251	9,816	7,411	2,650	3,021	928	62,938	120	129,135
Credit cards:
Consumer	—	—	—	—	—	—	180,296	—	180,296
Commercial	—	—	—	—	—	—	211,093	—	211,093
Total Credit cards	—	—	—	—	—	—	391,389	—	391,389
Leases and other:
Leases	—	—	814	—	739	614	—	—	2,167
Other	99,952	44,113	58,164	22,344	5,631	779	49,138	—	280,121
Total Leases and other	99,952	44,113	58,978	22,344	6,370	1,393	49,138	—	282,288
Total loans	$5,779,727	$3,516,428	$1,605,604	$633,731	$435,695	$705,980	$4,489,817	$3,889	$17,170,871

Accrued interest on loans totaled $90.6 million and $45.2 million as of December 31, 2022 and 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,079,002	$1,466,120	$588,562	$246,387	$90,656	$83,054	$3,879,709	$3,633	$8,437,123
Watch – Pass	28,570	78,523	52,696	7,493	3,617	2,275	213,871	—	387,045
Special Mention	4,072	5,637	1,178	—	1,817	899	34,631	—	48,234
Substandard	26,698	12,247	213	13,564	826	559	92,352	293	146,752
Doubtful	2,267	—	—	—	—	—	2,795	—	5,062
Total Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture
Non-watch list – Pass	$12,252	$5,351	$1,693	$1,985	$396	$541	$137,759	$—	$159,977
Watch – Pass	550	—	206	—	—	—	8,512	562	9,830
Special Mention	828	64	147	—	—	—	1,539	—	2,578
Substandard	—	—	—	—	—	—	1,456	—	1,456
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,630	$5,415	$2,046	$1,985	$396	$541	$149,266	$562	$173,841

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,299,784	$874,786	$325,630	$141,667	$106,141	$130,153	$2,750,764	$247	$6,629,172
Watch – Pass	68,322	34,324	25,572	5,056	1,794	698	106,177	—	241,943
Special Mention	5,886	—	2,600	592	1,742	997	41,209	—	53,026
Substandard	25,466	3,023	2,546	3,577	1,202	52	45,053	—	80,919
Doubtful	652	33,250	—	—	4,692	—	41,537	—	80,131
Total Equipment/Accounts Receivable/Inventory	$2,400,110	$945,383	$356,348	$150,892	$115,571	$131,900	$2,984,740	$247	$7,085,191
Agriculture
Non-watch list – Pass	$11,512	$5,394	$2,608	$212	$344	$1,143	$100,630	$—	$121,843
Watch – Pass	500	222	328	428	—	—	6,532	—	8,010
Special Mention	—	—	372	—	—	—	1,361	—	1,733
Substandard	65	268	—	—	—	—	22,423	—	22,756
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$12,077	$5,884	$3,308	$640	$344	$1,143	$130,946	$—	$154,342

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of December 31, 2022 and 2021 (in thousands):

	Asset-based lending
Risk	December 31, 2022	December 31, 2021
In-margin	$602,706	$409,844
Out-of-margin	—	5,363
Total	$602,706	$415,207

The following table provides a summary of the amortized cost balance by risk rating for factoring loans as of December 31, 2021 (in thousands):

Factoring
Risk	December 31, 2021
Tier 1	$9,433
Tier 2	65,149
Evaluated for impairment	32,573
Collateral dependent assets	—
Total	$107,155

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

1-4 Family construction 1-4 family construction loans are secured by 1-4 family residential real estate and are in the process of construction or improvements being made. The predominant risk inherent to this portfolio is the risk associated with a borrower’s ability to successfully complete a project on time and within budget. Market conditions also play an important role in understanding the risk profile.  Risk from adverse changes in market conditions from the start of development to completion can result in deflated collateral values.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Owner-occupied
Non-watch list – Pass	$628,858	$559,067	$364,760	$149,183	$133,339	$162,412	$7,850	$—	$2,005,469
Watch – Pass	19,405	32,581	17,061	9,785	2,664	2,121	—	—	83,617
Special Mention	5,435	2,213	5,120	18,946	—	—	835	—	32,549
Substandard	3,162	—	1,578	2,872	496	3,095	—	—	11,203
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$656,860	$593,861	$388,519	$180,786	$136,499	$167,628	$8,685	$—	$2,132,838
Non-owner-occupied
Non-watch list – Pass	$1,075,444	$810,926	$568,489	$356,896	$64,915	$214,635	$28,679	$—	$3,119,984
Watch – Pass	53,534	44,582	—	11,307	—	5,071	—	—	114,494
Special Mention	—	—	—	—	—	10,109	—	—	10,109
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	11	—	—	11
Total Non-owner-occupied	$1,128,978	$855,508	$568,489	$368,203	$64,915	$229,826	$28,679	$—	$3,244,598
Farmland
Non-watch list – Pass	$62,357	$36,698	$218,704	$17,563	$2,830	$20,285	$113,385	$—	$471,822
Watch – Pass	20,327	6,454	1,055	101	—	2,559	395	—	30,891
Special Mention	5,505	—	1,001	—	—	—	—	—	6,506
Substandard	6,800	3,940	36	6,393	13,133	1,318	7,274	—	38,894
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$94,989	$47,092	$220,796	$24,057	$15,963	$24,162	$121,054	$—	$548,113
5+ Multi-family
Non-watch list – Pass	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
1-4 Family construction
Non-watch list – Pass	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
General construction
Non-watch list – Pass	$628,479	$699,698	$43,166	$15,384	$—	$380	$39,267	$—	$1,426,374
Watch – Pass	341	—	—	22	—	—	—	—	363
Special Mention	—	8,340	—	—	—	—	—	—	8,340
Substandard	—	11,399	—	—	—	15	—	—	11,414
Doubtful	—	—	—	86	—	—	—	—	86
Total General construction	$628,820	$719,437	$43,166	$15,492	$—	$395	$39,267	$—	$1,446,577

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Owner-occupied
Non-watch list – Pass	$679,662	$507,220	$208,376	$174,352	$89,588	$154,920	$11,627	$—	$1,825,745
Watch – Pass	191	10,891	16,493	1,055	1,143	1,572	—	—	31,345
Special Mention	93	1,304	—	—	—	—	—	—	1,397
Substandard	189	33	1,762	2,169	808	2,990	100	—	8,051
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$680,135	$519,448	$226,631	$177,576	$91,539	$159,482	$11,727	$—	$1,866,538
Non-owner-occupied
Non-watch list – Pass	$976,097	$679,313	$536,084	$143,243	$129,820	$219,701	$10,969	$—	$2,695,227
Watch – Pass	57,052	1,277	55,802	19,248	5,280	2,587	—	—	141,246
Special Mention	24,876	8,577	—	—	—	36,223	—	—	69,676
Substandard	—	—	—	—	—	30	—	—	30
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$1,058,025	$689,167	$591,886	$162,491	$135,100	$258,541	$10,969	$—	$2,906,179
Farmland
Non-watch list – Pass	$40,526	$246,955	$26,332	$2,147	$19,199	$29,136	$28,276	$—	$392,571
Watch – Pass	2,263	10,177	—	823	213	4,889	—	—	18,365
Special Mention	3,800	—	6,875	13,983	517	—	8,999	—	34,174
Substandard	14,916	16,492	938	16	—	833	964	999	35,158
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$61,505	$273,624	$34,145	$16,969	$19,929	$34,858	$38,239	$999	$480,268
5+ Multi-family
Non-watch list – Pass	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$58,268	$95,024	$41,426	$1,206	$511	$6,820	$2,057	$—	$205,312
1-4 Family construction
Non-watch list – Pass	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$53,004	$4,933	$17,333	$—	$—	$—	$985	$—	$76,255
General construction
Non-watch list – Pass	$436,696	$160,553	$62,675	$38,505	$203	$239	$29,219	$—	$728,090
Watch – Pass	3,277	—	—	—	—	—	—	—	3,277
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,522	—	—	17	—	—	1,539
Doubtful	—	—	86	—	—	—	—	—	86
Total General construction	$439,973	$160,553	$64,283	$38,505	$203	$256	$29,219	$—	$732,992

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
HELOC
Performing	$120	$—	$592	$90	$148	$3,919	$338,979	$759	$344,607
Non-performing	117	—	26	134	506	1,470	87	222	2,562
Total HELOC	$237	$—	$618	$224	$654	$5,389	$339,066	$981	$347,169
First lien: 1-4 family
Performing	$628,678	$748,269	$607,055	$173,061	$45,907	$138,764	$12	$—	$2,341,746
Non-performing	25	93	50	405	—	1,679	—	—	2,252
Total First lien: 1-4 family	$628,703	$748,362	$607,105	$173,466	$45,907	$140,443	$12	$—	$2,343,998
Junior lien: 1-4 family
Performing	$13,490	$8,445	$5,107	$2,529	$940	$1,437	$87	$—	$32,035
Non-performing	—	—	—	—	—	67	—	—	67
Total Junior lien: 1-4 family	$13,490	$8,445	$5,107	$2,529	$940	$1,504	$87	$—	$32,102

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
HELOC
Performing	$248	$531	$188	$165	$381	$4,956	$320,241	$2,440	$329,150
Non-performing	—	16	139	409	265	1,407	169	83	2,488
Total HELOC	$248	$547	$327	$574	$646	$6,363	$320,410	$2,523	$331,638
First lien: 1-4 family
Performing	$830,513	$712,194	$199,949	$58,585	$61,233	$102,194	$19	$—	$1,964,687
Non-performing	—	70	218	149	408	803	—	—	1,648
Total First lien: 1-4 family	$830,513	$712,264	$200,167	$58,734	$61,641	$102,997	$19	$—	$1,966,335
Junior lien: 1-4 family
Performing	$9,114	$6,299	$3,361	$1,143	$800	$1,251	$17	$—	$21,985
Non-performing	—	—	—	7	20	48	—	—	75
Total Junior lien: 1-4 family	$9,114	$6,299	$3,361	$1,150	$820	$1,299	$17	$—	$22,060

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Revolving line
Performing	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Auto
Performing	$9,124	$6,498	$4,454	$2,743	$335	$159	$—	$—	$23,313
Non-performing	—	45	1	—	—	—	—	—	46
Total Auto	$9,124	$6,543	$4,455	$2,743	$335	$159	$—	$—	$23,359
Other
Performing	$26,291	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,705
Non-performing	15	—	—	—	—	—	—	—	15
Total Other	$26,306	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,720

	December 31, 2021
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2021	2020	2019	2018	2017	Prior			Total
Revolving line
Performing	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$974	$—	$—	$—	$—	$—	$60,049	$120	$61,143
Auto
Performing	$9,886	$7,775	$5,424	$1,107	$479	$220	$—	$—	$24,891
Non-performing	—	—	38	—	—	—	—	—	38
Total Auto	$9,886	$7,775	$5,462	$1,107	$479	$220	$—	$—	$24,929
Other
Performing	$31,391	$2,025	$1,949	$1,525	$2,542	$704	$2,889	$—	$43,025
Non-performing	—	16	—	18	—	4	—	—	38
Total Other	$31,391	$2,041	$1,949	$1,543	$2,542	$708	$2,889	$—	$43,063

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of December 31, 2022 and 2021 (in thousands):

	Consumer
Risk	December 31, 2022	December 31, 2021
Transactor accounts	$73,670	$57,777
Revolver accounts (by Credit score):
Less than 600	4,684	6,065
600-619	2,515	2,416
620-639	4,959	4,158
640-659	8,655	7,854
660-679	9,593	13,185
680-699	12,023	15,365
700-719	14,098	16,308
720-739	15,036	14,753
740-759	13,638	12,734
760-779	13,768	8,879
780-799	13,172	7,048
800-819	9,257	5,787
820-839	4,363	5,026
840+	917	2,941
Total	$200,348	$180,296

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of December 31, 2022 and 2021 (in thousands):

	Commercial
Risk	December 31, 2022	December 31, 2021
Current	$219,558	$200,402
Past Due	11,766	10,691
Total	$231,324	$211,093

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2022 and 2021 (in thousands):

	Leases		Other
Risk	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Non-watch list – Pass	$1,936	$2,167	$303,107	$279,401
Watch – Pass	—	—	737	695
Special Mention	—	—	—	—
Substandard	—	—	24	25
Doubtful	—	—	—	—
Total	$1,936	$2,167	$303,868	$280,121

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

The ACL for Commercial & industrial and Leases and other segments are measured using a probability of default and loss given default method.  Primary risk drivers within the segment are risk ratings of the individual loans along with changes of macro-economic variables such as unemployment rates, industrial production, and farm income. The ACL for commercial & industrial loans is calculated by modeling probability of default (PD) over future periods multiplied by historical loss given default rates (LGD) multiplied by contractual exposure at default minus any estimated prepayments and charge offs.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

The following tables provide a rollforward of the allowance for credit losses by portfolio segment for the year ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(37,269)	—	(29)	(57)	(800)	(6,150)	—	(44,305)	—	(44,305)
Recoveries	1,550	433	385	131	126	1,812	—	4,437	—	4,437
Provision	48,724	(2,171)	(17,251)	2,153	323	5,129	26	36,933	467	37,400
Ending balance - ACL	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Year Ended December 31, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(13,981)	(31,945)	(1,198)	(96)	(2,424)	(6,011)	(8)	(55,663)	—	(55,663)
Recoveries	6,694	187	1,560	142	223	1,967	18	10,791	—	10,791
Provision	8,319	28,277	(6,028)	(2,711)	1,566	(5,667)	(86)	23,670	(670)	23,000
Ending balance – ACL	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(2,120)	(127)	33	(39)	(381)	—	(399)	(3,033)	33	(3,000)
Ending balance - ACL on off-balance sheet	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588

	Year Ended December 31, 2020
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$63,313	$2,545	$15,951	$2,623	$543	$15,739	$1,074	$101,788	$—	$101,788
ASU 2016-13 adjustment	3,677	148	926	152	31	914	62	5,910	3,120	9,030
Adjusted beginning balance	66,990	2,693	16,877	2,775	574	16,653	1,136	107,698	3,120	110,818
Charge-offs	(8,587)	—	(11,939)	(219)	(607)	(7,326)	(11)	(28,689)	—	(28,689)
Recoveries	6,473	—	91	69	307	1,618	6	8,564	—	8,564
Provision	57,824	2,526	56,902	3,961	1,206	4,841	1,140	128,400	(510)	127,890
Ending balance - ACL	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,263	$53	$257	$102	$22	$—	$211	$2,908	$70	$2,978
Provision	1,596	234	190	43	359	—	203	2,625	(15)	2,610
Ending balance - ACL on off-balance sheet	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets, see Note 15 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$13,972	$713	$11,534
Agriculture	—	—	—
Total Commercial and industrial	13,972	713	11,534
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,204	—	2,204
Non-owner-occupied	—	—	—
Farmland	374	—	374
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	101	—	101
Total Commercial real estate	2,679	—	2,679
Consumer real estate:
HELOC	2,562	—	2,562
First lien: 1-4 family	2,253	6	1,597
Junior lien: 1-4 family	67	—	67
Total Consumer real estate	4,882	6	4,226
Consumer:
Revolving line	—	—	—
Auto	46	—	46
Other	15	—	15
Total Consumer	61	—	61
Leases and other:
Leases	—	—	—
Other	24	—	24
Total Leases and other	24	—	24
Total loans	$21,618	$719	$18,524

	December 31, 2021
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$82,845	$2,421	$76,493
Agriculture	—	—	—
Total Commercial and industrial	82,845	2,421	76,493
Specialty lending:
Asset-based lending	—	—	—
Factoring	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,764	—	2,764
Non-owner-occupied	—	—	—
Farmland	487	—	487
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	1,626	—	1,626
Total Commercial real estate	4,877	—	4,877
Consumer real estate:
HELOC	2,488	—	2,488
First lien: 1-4 family	1,647	—	1,647
Junior lien: 1-4 family	75	—	75
Total Consumer real estate	4,210	—	4,210
Consumer:
Revolving line	—	—	—
Auto	38	—	38
Other	37	—	37
Total Consumer	75	—	75
Leases and other:
Leases	—	—	—
Other	25	—	25
Total Leases and other	25	—	25
Total loans	$92,032	$2,421	$85,680

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of December 31, 2022 and 2021.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the year ended December 31, 2022, the Company had two commercial TDRs with a pre-modification loan balance of $5.1 million and a post-modification loan balance of $4.3 million.  For the year ended December 31, 2021, the Company had no new TDRs.  For the years ended December 31, 2022 and 2021, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2022 and 2021 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2022	Cost	Gains	Losses	Value
U.S. Treasury	$804,158	$58	$(27,146)	$777,070
U.S. Agencies	178,261	—	(6,965)	171,296
Mortgage-backed	4,574,905	92	(592,875)	3,982,122
State and political subdivisions	1,465,598	1,608	(104,799)	1,362,407
Corporates	401,059	—	(33,559)	367,500
Collateralized loan obligations	353,969	32	(8,049)	345,952
Total	$7,777,950	$1,790	$(773,393)	$7,006,347

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2021	Cost	Gains	Losses	Value
U.S. Treasury	$69,551	$374	$(751)	$69,174
U.S. Agencies	121,681	3,252	(1)	124,932
Mortgage-backed	7,967,537	93,390	(95,872)	7,965,055
State and political subdivisions	3,270,160	161,674	(9,146)	3,422,688
Corporates	316,840	2,504	(1,498)	317,846
Collateralized loan obligations	76,815	4	—	76,819
Total	$11,822,584	$261,198	$(107,268)	$11,976,514

The following table presents contractual maturity information for securities available for sale at December 31, 2022 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$172,698	$170,616
Due after 1 year through 5 years	1,677,013	1,612,729
Due after 5 years through 10 years	803,950	759,939
Due after 10 years	549,384	480,941
Total	3,203,045	3,024,225
Mortgage-backed securities	4,574,905	3,982,122
Total securities available for sale	$7,777,950	$7,006,347

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities available for sale in 2022. Proceeds from the sales of securities available for sale were $372.6 million and $315.9 million for 2021 and 2020, respectively.  There were no gross realized gains due to securities transactions in 2022. Securities transactions resulted in gross realized gains of $7.8 million for 2021 and $7.3 million for 2020.  There were no gross realized losses in 2022.  The gross realized losses were $2 thousand for 2021 and $274 thousand for 2020.

There were $10.3 billion and $10.2 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2022 and December 31, 2021, respectively.  There were no securities pledged at the Federal Reserve Discount Window at December 31, 2022. Of the amount pledged at December 31, 2021, securities with a fair value of $171.2 million were pledged at the Federal Reserve Discount Window but were unencumbered as of that date.

Accrued interest on securities available for sale totaled $32.1 million and $45.8 million as of December 31, 2022 and 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021 (in thousands):

	Less than 12 months			12 months or more			Total
2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	61	$688,208	$(22,731)	4	$55,314	$(4,415)	65	$743,522	$(27,146)
U.S. Agencies	27	140,877	(4,734)	2	30,419	(2,231)	29	171,296	(6,965)
Mortgage-backed	687	1,415,169	(102,881)	205	2,557,035	(489,994)	892	3,972,204	(592,875)
State and political subdivisions	1,744	936,865	(51,427)	273	233,679	(53,372)	2,017	1,170,544	(104,799)
Corporates	86	146,615	(8,783)	189	216,885	(24,776)	275	363,500	(33,559)
Collateralized loan obligations	41	326,659	(7,820)	1	4,785	(229)	42	331,444	(8,049)
Total	2,646	$3,654,393	$(198,376)	674	$3,098,117	$(575,017)	3,320	$6,752,510	$(773,393)

	Less than 12 months			12 months or more			Total
2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	4	$58,867	$(751)	—	$—	$—	4	$58,867	$(751)
U.S. Agencies	1	11,149	(1)	—	—	—	1	11,149	(1)
Mortgage-backed	344	5,404,968	(87,301)	13	233,295	(8,571)	357	5,638,263	(95,872)
State and political subdivisions	357	329,042	(6,969)	31	44,939	(2,177)	388	373,981	(9,146)
Corporates	152	193,899	(1,498)	—	—	—	152	193,899	(1,498)
Collateralized loan obligations	—	—	—	—	—	—	—	—	—
Total	858	$5,997,925	$(96,520)	44	$278,234	$(10,748)	902	$6,276,159	$(107,268)

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

As of both December 31, 2022 and 2021, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at December 31, 2022 and 2021, respectively (in thousands):

2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agency	$123,091	$—	$(4,567)	$118,524	$—	$123,091
Mortgage-backed	2,965,586	11	(392,530)	2,573,067	—	2,965,586
State and political subdivisions	2,772,922	17,618	(201,472)	2,589,068	(2,407)	2,770,515
Total	$5,861,599	$17,629	$(598,569)	$5,280,659	$(2,407)	$5,859,192

2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Mortgage-backed	$396,134	$14	$(2,431)	$393,717	$—	$396,134
State and political subdivisions	1,084,282	3,346	(38,954)	1,048,674	(1,940)	1,082,342
Total	$1,480,416	$3,360	$(41,385)	$1,442,391	$(1,940)	$1,478,476

The following table presents contractual maturity information for securities held to maturity at December 31, 2022 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$82,196	$81,893
Due after 1 year through 5 years	347,137	338,148
Due after 5 years through 10 years	743,395	704,133
Due after 10 years	1,723,285	1,583,418
Total	2,896,013	2,707,592
Mortgage-backed securities	2,965,586	2,573,067
Total securities held to maturity	$5,861,599	$5,280,659

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2022, 2021, or 2020.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity.  The transfers of securities were made at fair value at the time of transfer.  The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities.  No gains or losses were recognized at the time of the transfers.  The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $247.0 million at December 31, 2022.

Accrued interest on securities held to maturity totaled $27.0 million and $5.3 million as of December 31, 2022 and 2021, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021 (in thousands):

	Less than 12 months			12 months or more			Total
2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	11	$118,524	$(4,567)	—	$—	$—	11	$118,524	$(4,567)
Mortgage-backed	254	2,342,656	(346,611)	11	228,079	(45,919)	265	2,570,735	(392,530)
State and political subdivisions	1,403	1,543,692	(177,957)	61	617,805	(23,515)	1,464	2,161,497	(201,472)
Total	1,668	$4,004,872	$(529,135)	72	$845,884	$(69,434)	1,740	$4,850,756	$(598,569)

	Less than 12 months			12 months or more			Total
2021	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Mortgage-backed	12	$317,887	$(2,431)	—	$—	$—	12	$317,887	$(2,431)
State and political subdivisions	58	585,153	(12,494)	28	217,579	(26,460)	86	802,732	(38,954)
Total	70	$903,040	$(14,925)	28	$217,579	$(26,460)	98	$1,120,619	$(41,385)

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment.  The U.S. Agency and GSE mortgage-backed securities are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. Therefore, the Company’s expected lifetime loss for these portfolios is zero and there is no ACL recorded for these portfolios. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.

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

The following table shows the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at December 31, 2022 and 2021 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2022	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$435,953	$618,517	$17,120	$2,934	$1,074,524
Utilities	759,539	824,386	84,293	29,599	581	—	1,698,398
Total state and political subdivisions	$759,539	$824,386	$520,246	$648,116	$17,701	$2,934	$2,772,922

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2021	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$372,696	$605,104	$20,678	$870	$999,348
Utilities	55,096	29,838	—	—	84,934
Total state and political subdivisions	$427,792	$634,942	$20,678	$870	$1,084,282

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

All held-to-maturity securities were current and not past due at December 31, 2022.

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

Trading Securities

The net unrealized loss on trading securities was $26 thousand as of December 31, 2022.  The net unrealized gain on trading securities was $2 thousand and $13 thousand as of December 31, 2021, and 2020, respectively.  Net unrealized gains and losses are included in trading and investment banking income on the Consolidated Statements of Income.  Securities sold not yet purchased totaled $3.5 million and $3.2 million at December 31, 2022 and 2021, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
FRB and FHLB stock	$41,472	$36,222
Equity securities with readily determinable fair values	10,782	64,149
Equity securities without readily determinable fair values	297,504	226,727
Total	$349,758	$327,098

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

Investment Securities Gains, Net

The following table presents the components of Investment securities gains, net for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Investment securities gains, net
Available-for-sale debt securities:
Gains realized on sales	$—	$7,819	$7,255
Losses realized on sales	—	(2)	(274)
Equity securities with readily determinable fair values:
Fair value adjustments, net	(8,073)	(10,881)	110,768
Equity securities without readily determinable fair values:
Fair value adjustments, net	355	8,121	2,885
Sales	66,162	—	—
Total investment securities gains, net	$58,444	$5,057	$120,634

During 2022, the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $66.2 million. Prior to the sale, the Visa Inc. Class B shares had no carrying value on the Company’s Consolidated Balance Sheets as the Company had no historical cost basis in the shares.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements).  The agreements permit the Company to sell or repledge these securities.  Resell agreements were $951.6 million and $1.2 billion at December 31, 2022 and 2021, respectively.  The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2022 and 2021, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2022	2021
Balance – beginning of year	$279,717	$165,395
New loans	192,595	176,226
Repayments	(109,459)	(61,780)
Reduction due to change in reportable loans	—	(124)
Balance – end of year	$362,853	$279,717

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2022 and December 31, 2021 by operating segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2022	$59,419	$51,332	$63,767	$174,518
Healthcare savings account business acquisition	—	25,160	—	25,160
Branch acquisition	3,694	—	4,013	7,707
Balances as of December 31, 2022	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2021	$59,419	$51,332	$70,116	$180,867
Sale of component of business segment	—	—	(6,349)	(6,349)
Balances as of December 31, 2021	$59,419	$51,332	$63,767	$174,518

Following are the intangible assets that continue to be subject to amortization as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$16,661	$114,978	$131,639
Accumulated amortization	14,827	38,088	52,915
Net carrying amount	$1,834	$76,890	$78,724

	As of December 31, 2021
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$50,059	$71,167	$121,226
Accumulated amortization	49,623	57,187	106,810
Net carrying amount	$436	$13,980	$14,416

On November 18, 2022, the Company acquired a healthcare savings account business, which included $383.0 million of deposits.  The purchase resulted in recognition of $25.2 million of goodwill and a $67.0 million customer relationship intangible asset.

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

Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $5.0 million, $4.8 million, and $6.5 million, respectively.

The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2023	$8,366
For the year ending December 31, 2024	7,636
For the year ending December 31, 2025	7,429
For the year ending December 31, 2026	6,569
For the year ending December 31, 2027	4,597

8. PREMISES, EQUIPMENT, AND LEASES

Premises and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$41,368	$41,513
Buildings and leasehold improvements	361,346	352,954
Equipment	187,208	181,218
Software	285,833	273,342
Total	875,755	849,027
Accumulated depreciation	(371,958)	(357,503)
Accumulated amortization	(240,148)	(220,591)
Premises and equipment, net	$263,649	$270,933

Premises and equipment depreciation and amortization expenses were $46.8 million in 2022, $49.6 million in 2021, and $56.1 million in 2020.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations.  These leases have remaining lease terms that range from less than one year to 25 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 35 years or more. The exercise of lease renewal options is at the Company’s sole discretion.  No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property.  The lease agreements do not contain any material residual value guarantees or material restrictive covenants.  An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI).  For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842.  The Company has made the election not to separate lease and non-lease components for existing real estate leases when determining consideration within the lease contract. All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of December 31, 2022 and 2021, right-of-use assets of $54.6 million and $57.1 million, respectively, were included as part of Other assets on the Company’s Consolidated Balance Sheets. In addition, lease liabilities of $63.5 million and $64.6 million were included as part of Other liabilities on the Company’s Consolidated Balance

Sheets as of December 31, 2022 and 2021, respectively.  For the years ended December 31, 2022, 2021, and 2020, lease expense of $11.9 million, $11.8 million, and $12.8 million, respectively, was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income.  For the years ended December 31, 2022, 2021, and 2020, cash payments of $12.9 million, $12.6 million, and $12.3 million, respectively, were made for leases included in the measurement of lease liabilities and are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.  For the years ended December 31, 2022 and 2021, leased assets obtained in exchange for new operating lease liabilities were $11.3 million and $2.4 million, respectively.  As of December 31, 2022 and 2021, the weighted average remaining lease terms of the Company’s leases were 7.0 years and 7.5 years, respectively, and the weighted average discount rates were 2.96% and 2.74%, respectively.

As of December 31, 2022, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2023	$12,278
2024	11,652
2025	10,005
2026	9,326
2027	8,297
Thereafter	19,430
Total lease payments	70,988
Less: Interest	7,516
Present value of lease liabilities	$63,472

9. BORROWED FUNDS

The components of the Company's long-term debt are as follows (in thousands):

	December 31,
	2022	2021
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 5.41% due 2036	$18,319	$17,956
Marquette Capital Trust II Subordinated Debentures 5.41% due 2036	18,863	18,526
Marquette Capital Trust III Subordinated Debentures 6.23% due 2036	7,415	7,286
Marquette Capital Trust IV Subordinated Debentures 6.37% due 2036	29,956	29,445
Subordinated notes 3.70% due 2030, net of issuance costs	198,781	198,331
Subordinated notes 6.25% due 2032, net issuance costs	107,977	—
Total long-term debt	$381,311	$271,544

The aggregate contractual repayment of long-term debt of $413.1 million is due after December 31, 2027.

The Company assumed long-term debt obligations from the acquisition of Marquette consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $74.6 million as of December 31, 2022. Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030.  The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17.  The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter.  Unamortized debt issuance costs related to these notes totaled $1.2 million as of December 31, 2022.  Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032.  The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28.  The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter.  Unamortized debt issuance costs related to these notes totaled $2.0 million as of December 31, 2022.  Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines.  Through this relationship, the Company purchased $10.0 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company’s borrowing capacity with the FHLB was $1.9 billion as of December 31, 2022.  The Company had no outstanding FHLB advances at FHLB Des Moines as of December 31, 2022.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.40% above Term SOFR or 1.75% below the prime rate on the date of an advance.  The Company pays 0.4% unused commitment fee for unused portions of the line of credit.  The Company currently has no outstanding balance on this line of credit.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements).  The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.  The amounts received under these agreements represent short-term borrowings.  The amount outstanding at December 31, 2022, was $2.2 billion, with accrued interest payable of $1.4 million.  The amount outstanding at December 31, 2021, was $3.2 billion, with accrued interest payable of $245 thousand.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,756,837	$1,869,186	3.32%
30 to 90 Days	295,901	290,501	4.59
Total	$2,052,738	$2,159,687	3.49%

	As of December 31, 2021
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$2,797,268	$2,820,788	0.19%
30 to 90 Days	414,091	404,800	0.70
Over 90 Days	250	250	0.01
Total	$3,211,609	$3,225,838	0.25%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2022 and 2021, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of December 31, 2022
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Total
Repurchase agreements, secured by:
U.S. Treasury	$33,888	$—	$33,888
U.S. Agency	1,835,298	290,501	2,125,799
Total repurchase agreements	$1,869,186	$290,501	$2,159,687

	As of December 31, 2021
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Agency	$2,820,788	$404,800	$250	$3,225,838
Total repurchase agreements	$2,820,788	$404,800	$250	$3,225,838

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions.  For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the FRB as required by law.  During 2022, this amount averaged $2.3 billion, compared to $4.0 billion in 2021.

At December 31, 2022, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively.  The Company’s actual ratios at that date were 10.62%, 10.62% and 12.50%, respectively.  The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2022, was 8.43%.

As of December 31, 2022, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively.  There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

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

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, 2022 and 2021 for the Company and the Bank are as follows (in thousands):

	2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$3,129,030	10.62%	$1,325,893	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	3,184,837	10.88	1,317,571	4.50	1,903,158	6.50
Tier 1 Capital:
UMB Financial Corporation	3,129,030	10.62	1,767,857	6.00	N/A	N/A
UMB Bank, n. a.	3,184,837	10.88	1,756,762	6.00	2,342,349	8.00
Total Capital:
UMB Financial Corporation	3,682,619	12.50	2,357,142	8.00	N/A	N/A
UMB Bank, n. a.	3,359,158	11.47	2,342,349	8.00	2,927,936	10.00
Tier 1 Leverage:
UMB Financial Corporation	3,129,030	8.43	1,483,953	4.00	N/A	N/A
UMB Bank, n. a.	3,184,837	8.46	1,506,443	4.00	1,883,054	5.00

	2021
Common Equity Tier 1 Capital:
UMB Financial Corporation	$2,885,576	12.05%	$1,077,971	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	2,734,377	11.53	1,067,154	4.50	1,541,444	6.50
Tier 1 Capital:
UMB Financial Corporation	2,885,576	12.05	1,437,295	6.00	N/A	N/A
UMB Bank, n. a.	2,734,377	11.53	1,422,872	6.00	1,897,162	8.00
Total Capital:
UMB Financial Corporation	3,324,284	13.88	1,916,393	8.00	N/A	N/A
UMB Bank, n. a.	2,902,996	12.24	1,897,162	8.00	2,371,453	10.00
Tier 1 Leverage:
UMB Financial Corporation	2,885,576	7.61	1,517,616	4.00	N/A	N/A
UMB Bank, n. a.	2,734,377	7.26	1,506,293	4.00	1,882,866	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit-sharing plan, which features an employee stock ownership plan.  This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries.  The Company recognized expense related to such contributions of $2.0 million, $2.5 million, and $2.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction, to which the Company makes matching contributions.  The Company recognized expense related to matching contributions of $13.6 million, $11.4 million, and $11.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company recognized $20.6 million, $18.6 million, and $10.5 million in expense related to outstanding restricted stock unit grants for the years ended December 31, 2022, 2021 and 2020, respectively.  The Company recognized $196 thousand, $1.9 million, and $3.4 million in expense related to outstanding restricted stock grants for the years ended December 31, 2022, 2021, and 2020, respectively.  The Company also recognized $40 thousand and $596 thousand in expense related to outstanding stock options for the years ended December 31, 2021 and 2020, respectively.  The Company did not recognize any expense related to outstanding stock options for the year ended December 31, 2022.  The Company had $18.2 million of unrecognized compensation expense related to outstanding restricted stock unit grants at December 31, 2022.

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

At the April 24, 2018 shareholders’ meeting, the shareholders of the Company approved the UMB Financial Corporation Omnibus Incentive Compensation Plan which became effective as of April 24, 2018 and replaced the LTIP plan.  No service-based restricted stock grants, performance-based restricted stock grants or non-qualified stock options have been issued under the LTIP since 2018.

The service-based restricted stock grants issued under the LTIP contain a service requirement with varying vesting schedules.  The majority of these grants issued in 2016 through 2018 utilized a vesting schedule in which 50% of the shares vest after two years of service, 75% after three years of service and 100% after four years of service.  Certain other grants utilized vesting schedules in which the grants vest ratably over the requisite service period or contain a three-year cliff vesting.

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

The table below discloses the status of the service-based restricted shares during 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Service-Based Restricted Stock
Nonvested - December 31, 2021	23,618	$72.28
Granted	—	—
Canceled	—	—
Vested	(23,618)	72.28
Nonvested - December 31, 2022	—	$—

Total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $2.5 million, $3.2 million, and $9.2 million, respectively.

The non-qualified stock options carry a service requirement and grants issued prior to 2016 vested 50% after three years, 75% after four years and 100% after five years, while grants issued in 2016 through 2018 vested 50% after two years, 75% after three years and 100% after four years.

The table below discloses the information relating to non-qualified option activity in 2022 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2021	171,340	$60.19
Granted	—	—
Canceled	—	—
Expired	(3,783)	56.86
Exercised	(29,699)	51.84
Outstanding - December 31, 2022	137,858	$62.08	3.0	$2,955,637
Exercisable - December 31, 2022	137,858	$62.08	3.0	$2,955,637

There were no options granted during 2022, 2021, or 2020.  The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020, was $1.2 million, $12.9 million and $2.0 million, respectively.  As of December 31, 2022, there was no unrecognized compensation cost related to the nonvested options.

Cash received from options exercised under all share-based compensation plans was $1.5 million, $18.4 million, and $4.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.  The tax benefit realized for stock options exercised was $2.2 million, $2.6 million, and $345 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The table below discloses the status of the service-based restricted stock units during 2022:

	Number of Units	Weighted Average Price Per Unit
Service Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2021	363,148	$70.47
Granted	156,869	98.76
Canceled	(27,880)	80.54
Vested	(112,151)	66.32
Nonvested - December 31, 2022	379,986	$82.64

As of December 31, 2022, there was $14.5 million of unrecognized compensation cost related to the nonvested service-based restricted stock units. The cost is expected to be recognized over a period of 2.5 years. Total fair value of units vested during the years ended December 31, 2022, 2021, and 2020 was $11.4 million, $6.7 million, and $0.3 million, respectively.

The table below discloses the status of the performance-based restricted stock units during 2022:

	Number of Units	Weighted Average Price Per Unit
Performance Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2021	165,822	$64.08
Granted	48,416	93.43
Canceled	(1,375)	65.02
Vested	(71,461)	60.35
Performance based adjustment	23,708	60.35
Nonvested - December 31, 2022	165,110	$64.21

As of December 31, 2022, there was $3.7 million of unrecognized compensation cost related to the nonvested performance-based restricted stock units. The cost is expected to be recognized over a period of 1.7 years. The fair value of units vested during the years ended December 31, 2022 and 2021 was $7.4 million and $2.7 million, respectively. There were no units vested during 2020.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2022. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Institutional Banking is a combination of banking services, fund services, asset management services, and healthcare services provided to institutional clients.  This segment also provides fixed income sales, trading and underwriting, corporate trust and escrow services, as well as institutional custody.  Institutional Banking includes UMBFS, which provides fund administration and accounting, investor services and transfer agency, and other services to mutual fund and alternative investment groups.  Healthcare services provides healthcare payment solutions including custodial services for health savings accounts (HSAs) and private label, multipurpose debit cards to insurance carriers, third-party administrators, software companies, employers, and financial institutions.

Personal Banking combines consumer banking and wealth management services offered to clients and delivered through personal relationships and the Company’s bank branches, ATM network and internet banking.  Products offered include deposit accounts, retail credit cards, private banking, installment loans, home equity lines of credit, and residential mortgages.  The range of client services extends from a basic checking account to estate planning and trust services and includes private banking, brokerage services, and insurance services in addition to a full spectrum of investment advisory, trust, and custody services.

BUSINESS SEGMENT INFORMATION

Segment financial results were as follows (in thousands):

	Year Ended December 31, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$596,031	$159,679	$158,087	$913,797
Provision for credit losses	32,851	495	4,554	37,900
Noninterest income	122,614	323,794	107,825	554,233
Noninterest expense	332,912	320,976	244,231	898,119
Income before taxes	352,882	162,002	17,127	532,011
Income tax expense	66,548	30,551	3,230	100,329
Net income	$286,334	$131,451	$13,897	$431,682
Average assets	$17,489,000	$13,100,000	$6,990,000	$37,579,000

	Year Ended December 31, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$579,992	$87,644	$147,885	$815,521
Provision for credit losses	15,543	630	3,827	20,000
Noninterest income	84,417	273,483	109,275	467,175
Noninterest expense	306,424	292,142	235,070	833,636
Income before taxes	342,442	68,355	18,263	429,060
Income tax expense	60,691	12,113	3,238	76,042
Net income	$281,751	$56,242	$15,025	$353,018
Average assets	$15,243,000	$12,255,000	$7,831,000	$35,329,000

	Year Ended December 31, 2020
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$489,501	$106,856	$134,872	$731,229
Provision for credit losses	119,526	882	10,092	130,500
Noninterest income	192,230	254,874	113,062	560,166
Noninterest expense	289,072	286,635	246,298	822,005
Income (loss) before taxes	273,133	74,213	(8,456)	338,890
Income tax expense (benefit)	42,223	11,472	(1,307)	52,388
Net income (loss)	$230,910	$62,741	$(7,149)	$286,502
Average assets	$12,614,000	$9,746,000	$6,208,000	$28,568,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the years ended December 31, 2022, 2021 and 2020, the Company also has approximately $34.5 million, $34.0 million, and $30.0 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of December 31, 2022 or 2021.  Total receivables from revenue recognized under the scope of ASC 606 were $76.1 million and $73.6 million as of December 31, 2022 and December 31, 2021, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three years ended December 31, 2022, 2021, and 2020.  As stated in Note 12, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2022 and previously reported results have been reclassified in this filing to conform to the current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$183,724	$53,483	$—	$237,207
Trading and investment banking	—	319	—	22,882	23,201
Service charges on deposit accounts	34,399	43,054	7,543	171	85,167
Insurance fees and commissions	—	—	1,338	—	1,338
Brokerage fees	230	35,141	7,648	—	43,019
Bankcard fees	61,939	21,998	23,049	(33,535)	73,451
Investment securities gains, net	—	—	—	58,444	58,444
Other	810	1,812	2,642	27,142	32,406
Total noninterest income	$97,378	$286,048	$95,703	$75,104	$554,233

	Year Ended December 31, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$164,480	$59,646	$—	$224,126
Trading and investment banking	—	793	—	30,146	30,939
Service charges on deposit accounts	33,350	45,934	6,457	315	86,056
Insurance fees and commissions	—	—	1,309	—	1,309
Brokerage fees	107	4,069	7,995	—	12,171
Bankcard fees	56,918	19,117	21,779	(33,238)	64,576
Investment securities gains, net	—	—	—	5,057	5,057
Other	889	1,634	2,622	37,796	42,941
Total noninterest income	$91,264	$236,027	$99,808	$40,076	$467,175

	Year Ended December 31, 2020
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$131,249	$63,397	$—	$194,646
Trading and investment banking	—	755	—	32,190	32,945
Service charges on deposit accounts	30,470	46,611	6,587	211	83,879
Insurance fees and commissions	—	—	1,369	—	1,369
Brokerage fees	245	16,075	8,030	—	24,350
Bankcard fees	52,257	17,731	19,621	(29,065)	60,544
Investment securities gains, net	—	—	—	120,634	120,634
Other	1,135	1,469	2,603	36,592	41,799
Total noninterest income	$84,107	$213,890	$101,607	$160,562	$560,166

14. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2022 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance January 1, 2020	55,056,730	(5,959,124)
Accelerated Share Repurchase Program	—	(653,498)
Purchase of Treasury Stock	—	(563,830)
Sale of Treasury Stock	—	11,372
Issued for stock options and restricted stock	—	114,736
Balance December 31, 2020	55,056,730	(7,050,344)
Purchase of Treasury Stock	—	(67,671)
Sale of Treasury Stock	—	6,835
Issued for stock options and restricted stock	—	485,255
Balance December 31, 2021	55,056,730	(6,625,925)
Purchase of Treasury Stock	—	(341,785)
Sale of Treasury Stock	—	6,487
Issued for stock options and restricted stock	—	223,897
Balance December 31, 2022	55,056,730	(6,737,326)

The Board authorized the repurchase of up to 2 million shares of common stock annually at its 2020, 2021 and 2022 meetings.  During 2020, the Company entered into an agreement with BAML to repurchase an aggregate of

$30.0 million of the Company’s common stock through an accelerated share repurchase agreement (ASR).  Under the ASR, the Company repurchased a total of 653,498 shares.  The final settlement of the transactions under the ASR occurred in the second quarter of 2020. Other than purchases pursuant to the ASR, all share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year.  Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31,
	2022	2021	2020
Weighted average basic common shares outstanding	48,340,922	48,271,462	48,137,791
Dilutive effect of stock options and restricted stock	406,477	466,830	205,959
Weighted average diluted common shares outstanding	48,747,399	48,738,292	48,343,750

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party.  The Company issues standby letters of credit for terms ranging from three months to six years.  The Company generally requires the customer to pledge collateral to support the letter of credit.  The maximum liability to the Company under standby letters of credit at December 31,

2022 and 2021, was $437.0 million and $365.0 million, respectively.  As of December 31, 2022 and 2021, standby letters of credit totaling $25.5 million and $28.6 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio.  As of December 31, 2022 and 2021, there were no notional amounts outstanding for these contracts.   There were no open futures contract positions during the years ended December 31, 2022 or 2021.  There was no net futures activity for the years ended December 31, 2022, 2021, or 2020.  The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis.  For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances.  The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers.  The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer.  During 2022, contracts to purchase and to sell foreign currency averaged approximately $13.8 million compared to $21.4 million during 2021.  The net gains on these foreign exchange contracts for 2022, 2021 and 2020 were $3.4 million, $2.6 million and $1.9 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas.  At December 31, 2022, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contract or Notional Amount December 31,
	2022	2021
Commitments to extend credit for loans (excluding credit card loans)	$12,988,231	$10,122,617
Commitments to extend credit under credit card loans	4,008,386	3,743,165
Commercial letters of credit	3,334	2,754
Standby letters of credit	436,965	365,030
Forward contracts	32,552	9,729
Spot foreign exchange contracts	5,112	2,946

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

The ACL for off-balance sheet credit exposures was $3.1 million and $2.6 million as of December 31, 2022 and 2021, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  Provision of $500 thousand was recorded for off-balance sheet credit exposures for the year ended December 31, 2022. A reduction of $3.0 million of provision for off-balance sheet credit exposures was recorded for the year ended December 31, 2021. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

16. INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 18.9% in 2022, 17.7% in 2021, and 15.5% in 2020.  These percentages are computed by dividing Income tax expense by Income before income taxes.

Income tax expense includes the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax
Federal	$92,673	$72,410	$49,053
State	13,964	16,356	8,171
Total current tax expense	106,637	88,766	57,224
Deferred tax
Federal	(3,998)	(9,872)	(4,045)
State	(2,310)	(2,852)	(791)
Total deferred tax benefit	(6,308)	(12,724)	(4,836)
Total tax expense	$100,329	$76,042	$52,388

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% for income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax expense	$111,722	$90,103	$71,167
Tax-exempt interest income	(20,206)	(20,635)	(20,914)
Tax-exempt life insurance related income	(723)	(2,631)	(3,420)
Meals, entertainment and related expenses	854	580	924
State and local income taxes, net of federal tax benefits	9,207	10,659	5,835
Equity-based compensation	(1,921)	(1,889)	(299)
Federal tax credits, net of amortization of LIHTC investments	(3,748)	(2,634)	(1,772)
Other	5,144	2,489	867
Total tax expense	$100,329	$76,042	$52,388

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income.  Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws.  Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different.  During 2022, the Internal Revenue Service closed the examination of tax years 2014 and 2015 with no changes to the tax returns as filed.  The Company is in the examination process with two state tax authorities for tax years 2018, 2019, and 2020.  The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net unrealized loss on securities available for sale	$248,001	$—
Loans, principally due to allowance for credit losses	43,129	45,029
Equity-based compensation	7,743	6,493
Accrued expenses	25,007	23,032
Deferred compensation	15,375	16,320
Miscellaneous	2,289	5,515
Total deferred tax assets before valuation allowance	341,544	96,389
Valuation allowance	(180)	(1,335)
Total deferred tax assets	341,364	95,054
Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	(35,447)
Net unrealized gain on fair value hedges	(18,617)	(1,336)
Securities	(87)	(788)
Land, buildings and equipment	(33,036)	(37,370)
Original issue discount	(992)	(1,486)
Prepaid expenses	(5,862)	(4,359)
Partnership investments	(6,737)	(5,627)
Trust preferred securities	(6,912)	(7,250)
Intangibles	(17,225)	(20,067)
Miscellaneous	(3,471)	(3,426)
Total deferred tax liabilities	(92,939)	(117,156)
Net deferred tax asset (liability)	$248,425	$(22,102)

As of December 31, 2022, state net operating loss carryforwards of approximately $544 thousand are included in the miscellaneous deferred tax assets line item above.  These deferred tax assets include approximately $16.5 million related to net operating losses that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.  Most of these net operating losses expire at various times between 2023 and 2041 and some have an indefinite carryforward.  During the year ended December 31, 2022, the Company released a portion of the state valuation allowance of $1.2 million, due to positive evidence outweighing negative evidence, specifically no longer being in a cumulative loss position in certain jurisdictions.  As of December 31, 2022 and 2021, the Company had a valuation allowance of $13 thousand and $514 thousand, respectively, for certain state net operating losses as they are not expected to be realized.  In addition, as of December 31, 2022 and 2021, the Company had a valuation allowance of $167 thousand and $821 thousand, respectively, to reduce certain other state deferred tax assets to the amount of tax benefit management believes will be more likely than not realized.

The net deferred tax asset at December 31, 2022 is included in the Other assets line of the Company’s Consolidated Balance Sheets while the net deferred tax liability at December 31, 2021 is included in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2017 in the jurisdictions in which it files.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $9.4 million and $8.8 million at December 31, 2022 and 2021, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $7.4 million and $7.0 million at December 31, 2022 and December 31, 2021, respectively. The unrecognized tax benefits relate to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the financial condition, results of operations, or cash flows of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021
Unrecognized tax benefits - opening balance	$8,798	$6,717
Gross increases - tax positions in prior period	—	291
Gross decreases - tax positions in prior period	(63)	—
Gross increases - current-period tax positions	2,621	2,201
Lapse of statute of limitations	(1,996)	(411)
Unrecognized tax benefits - ending balance	$9,360	$8,798

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2022 and 2021.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2022 and December 31, 2021 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Fair Value	2022	2021	2022	2021
Interest Rate Products:
Derivatives not designated as hedging instruments	$47,638	$57,134	$126,231	$13,944
Derivatives designated as hedging instruments	483	546	103	—
Total	$48,121	$57,680	$126,334	$13,944

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, LIBOR.  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of December 31, 2022, the Company had three interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities.  These swaps had a notional amount of $254.6 million as of December 31, 2022.  As of December 31, 2021, the Company had 10 interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities. These swaps had a notional amount of $1.0 billion as of December 31, 2021.  During the year ended December 31, 2022, the Company terminated seven fair value hedges.  In connection with these terminated hedges, $58.1 million of hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of December 31, 2022 and 2021, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV.  These swaps had an aggregate notional amount of $51.5 million at both December 31, 2022 and 2021.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million.  The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $7.4 million, or $5.6 million net of tax, and $12.3 million, or $9.4 million net of tax, as of December 31, 2022 and 2021, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 1.7 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items.  The Company expects to reclassify $1.2 million from AOCI as a reduction to Interest expense and $4.7 million from AOCI to Interest income during the next 12 months.  As of December 31, 2022, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 13.7 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2022, the Company had 230 interest rate swaps with an aggregate notional amount of $3.5 billion related to this program.  As of December 31, 2021, the Company had 188 interest rate swaps with an aggregate notional amount of $2.9 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 related to the Company’s derivative assets and liabilities (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended December 31,
	2022	2021	2020
Interest Rate Products
Derivatives not designated as hedging instruments	$423	$387	$(720)
Total	$423	$387	$(720)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$72,539	$5,231	$(139)
Fair value adjustments on hedged items	(72,047)	(5,832)	139
Total	$492	$(601)	$—

This table provides a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020 related to the Company’s derivative assets and liabilities (in thousands):

	For the Year Ended December 31, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$4,998	$7,248	$(2,250)
Interest rate swaps	12,608	12,608	—	(502)	(502)	—
Total	$12,608	$12,608	$—	$4,496	$6,746	$(2,250)

	For the Year Ended December 31, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$4,696	$6,946	$(2,250)
Interest rate swaps	3,106	3,106	—	(1,344)	(1,344)	—
Total	$3,106	$3,106	$—	$3,352	$5,602	$(2,250)

	For the Year Ended December 31, 2020
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$28,390	$34,917	$(6,527)	$2,943	$5,398	$(2,455)
Interest rate swaps	(7,411)	(7,411)	—	(1,038)	(1,038)	—
Total	$20,979	$27,506	$(6,527)	$1,905	$4,360	$(2,455)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2022, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurement at December 31, 2022 Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$580	$580	$—	$—
U.S. Agencies	7,558	—	7,558	—
Mortgage-backed	—	—	—	—
State and political subdivisions	8,038	—	8,038	—
Corporates	1,024	1,024	—	—
Trading – other	780	780	—	—
Trading securities	17,980	2,384	15,596	—
U.S. Treasury	777,070	777,070	—	—
U.S. Agencies	171,296	—	171,296	—
Mortgage-backed	3,982,122	—	3,982,122	—
State and political subdivisions	1,362,407	—	1,362,407	—
Corporates	367,500	367,500	—	—
Collateralized loan obligations	345,952	—	345,952	—
Securities available for sale	7,006,347	1,144,570	5,861,777	—
Equity securities with readily determinable fair values	10,782	10,782	—	—
Company-owned life insurance	56,769	—	56,769	—
Bank-owned life insurance	510,293	—	510,293	—
Derivatives	48,121	—	48,121	—
Total	$7,650,292	$1,157,736	$6,492,556	$—
Liabilities
Derivatives	$126,334	$—	$126,334	$—
Securities sold not yet purchased	3,503	—	3,503	—
Total	$129,837	$—	$129,837	$—

	Fair Value Measurement at December 31, 2021 Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,625	$1,625	$—	$—
U.S. Agencies	2,159	—	2,159	—
Mortgage-backed	2,060	—	2,060	—
State and political subdivisions	21,671	—	21,671	—
Corporates	4,000	4,000	—	—
Trading – other	360	360	—	—
Trading securities	31,875	5,985	25,890	—
U.S. Treasury	69,174	69,174	—	—
U.S. Agencies	124,932	—	124,932	—
Mortgage-backed	7,965,055	—	7,965,055	—
State and political subdivisions	3,422,688	—	3,422,688	—
Corporates	317,846	317,846	—	—
Collateralized loan obligations	76,819	—	76,819	—
Securities available for sale	11,976,514	387,020	11,589,494	—
Equity securities with readily determinable fair values	64,149	64,149	—	—
Company-owned life insurance	65,245	—	65,245	—
Bank-owned life insurance	498,373	—	498,373	—
Derivatives	57,680	—	57,680	—
Total	$12,693,836	$457,154	$12,236,682	$—
Liabilities
Derivatives	$13,944	$—	$13,944	$—
Securities sold not yet purchased	3,197	—	3,197	—
Total	$17,141	$—	$17,141	$—

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

Assets measured at fair value on a non-recurring basis as of December 31, 2022 and 2021 (in thousands):

		Fair Value Measurement at December 31, 2022 Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$4,373	$—	$—	$4,373	$(2,998)
Other real estate owned	68	—	—	68	—
Total	$4,441	$—	$—	$4,441	$(2,998)

		Fair Value Measurement at December 31, 2021 Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$46,979	$—	$—	$46,979	$1,521
Other real estate owned	—	—	—	—	—
Total	$46,979	$—	$—	$46,979	$1,521

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

The estimated fair value of the Company’s financial instruments at December 31, 2022 and 2021 are as follows (in thousands):

	Fair Value Measurement at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,638,384	$1,686,787	$951,597	$—	$2,638,384
Securities available for sale	7,006,347	1,144,570	5,861,777	—	7,006,347
Securities held to maturity (exclusive of allowance for credit losses)	5,861,599	—	5,280,659	—	5,280,659
Trading securities	17,980	2,384	15,596	—	17,980
Other securities	349,758	10,782	338,976	—	349,758
Loans (exclusive of allowance for credit losses)	21,033,167	—	20,816,899	—	20,816,899
Derivatives	48,121	—	48,121	—	48,121
FINANCIAL LIABILITIES
Demand and savings deposits	31,721,995	31,721,995	—	—	31,721,995
Time deposits	917,138	—	917,138	—	917,138
Other borrowings	2,222,167	62,480	2,159,687	—	2,222,167
Long-term debt	381,311	—	418,737	—	418,737
Derivatives	126,334	—	126,334	—	126,334
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					9,260
Commercial letters of credit					185
Standby letters of credit					3,982

	Fair Value Measurement at December 31, 2021 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$10,472,084	$9,255,727	$1,216,357	$—	$10,472,084
Securities available for sale	11,976,514	387,020	11,589,494	—	11,976,514
Securities held to maturity (exclusive of allowance for credit losses)	1,480,416	—	1,442,391	—	1,442,391
Trading securities	31,875	5,985	25,890	—	31,875
Other securities	327,098	64,149	262,949	—	327,098
Loans (exclusive of allowance for credit losses)	17,172,148	—	17,506,662	—	17,506,662
Derivatives	57,680	—	57,680	—	57,680
FINANCIAL LIABILITIES
Demand and savings deposits	34,748,286	34,748,286	—	—	34,748,286
Time deposits	851,641	—	851,641	—	851,641
Other borrowings	3,238,435	12,597	3,225,838	—	3,238,435
Long-term debt	271,544	—	285,961	—	285,961
Derivatives	13,944	—	13,944	—	13,944
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					7,841
Commercial letters of credit					179
Standby letters of credit					3,553

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at December 31, 2022 and 2021.

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

19. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2022	2021
ASSETS
Investment in subsidiaries:
Banks	$2,685,783	$2,970,227
Non-banks	178,973	169,123
Total investment in subsidiaries	2,864,756	3,139,350
Goodwill on purchased affiliates	5,011	5,011
Cash	139,058	185,372
Investment securities and other	106,294	155,196
Total assets	$3,115,119	$3,484,929
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$381,311	$271,544
Accrued expenses and other	66,715	67,961
Total liabilities	448,026	339,505
Shareholders' equity	2,667,093	3,145,424
Total liabilities and shareholders' equity	$3,115,119	$3,484,929

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2022	2021	2020
INCOME
Dividends and income received from subsidiaries	$57,000	$129,217	$78,360
Service fees from subsidiaries	74,472	60,346	49,191
Other	55,988	12,771	9,241
Total income	187,460	202,334	136,792
EXPENSE
Salaries and employee benefits	60,094	62,109	56,919
Other	35,943	31,022	22,657
Total expense	96,037	93,131	79,576
Income before income taxes and equity in undistributed earnings of subsidiaries	91,423	109,203	57,216
Income tax expense (benefit)	10,958	(10,322)	(6,230)
Income before equity in undistributed earnings of subsidiaries	80,465	119,525	63,446
Equity in undistributed earnings of subsidiaries:
Banks	344,567	263,084	234,014
Non-Banks	6,650	(29,591)	(10,958)
Net income	$431,682	$353,018	$286,502
Other comprehensive (loss) income	(829,049)	(192,026)	235,160
Comprehensive (loss) income	$(397,367)	$160,992	$521,662

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$431,682	$353,018	$286,502
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(408,217)	(362,709)	(301,415)
Dividends received from subsidiaries	57,000	129,217	78,360
Depreciation and amortization	12	15	15
Amortization of debt issuance costs	556	450	131
Equity based compensation	21,491	21,208	15,120
Changes in other assets and liabilities, net	12,522	(4,049)	(1,724)
Net cash provided by operating activities	115,046	137,150	76,989
INVESTING ACTIVITIES
Net capital investment in subsidiaries	(207,575)	(60,264)	(96,678)
Net decrease (increase) in investment securities	40,235	(11,051)	(29,648)
Net cash used in investing activities	(167,340)	(71,315)	(126,326)
FINANCING ACTIVITIES
Cash dividends paid	(72,030)	(66,750)	(60,281)
Proceeds from short-term debt	—	—	15,000
Repayment of short-term debt	—	—	(15,000)
Proceeds from long-term debt	110,000	—	200,000
Payment of debt issuance costs	(2,129)	—	(2,250)
Proceeds from exercise of stock options and sales of treasury stock	2,136	19,048	5,186
Purchases of treasury stock	(31,997)	(5,506)	(63,766)
Net cash provided by (used in) in financing activities	5,980	(53,208)	78,889
Net (decrease) increase in cash	(46,314)	12,627	29,552
Cash and cash equivalents at beginning of period	185,372	172,745	143,193
Cash and cash equivalents at end of period	$139,058	$185,372	$172,745

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

Based on the evaluation under the framework in Internal Control - Integrated Framework (2013), management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) under the oversight of the Board of Directors, has concluded that internal control over financial reporting was effective at the end of the period covered by this Annual Report on Form 10-K.  KPMG LLP, Kansas City, Missouri, (U.S. PCAOB Auditor Firm ID: 185), the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of internal control over financial reporting at the end of the period covered by this report.  KPMG LLP's attestation report is set forth below.

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

Opinion on Internal Control Over Financial Reporting

We have audited UMB Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 23, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption "Proposal #1:  Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2023 (the 2023 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2022.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption "Corporate Governance – Committees of the Board of Directors – Audit Committee" of the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2022.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2022.

The Company has adopted a code of ethics that applies to all directors, officers and employees, including its chief executive officer, chief financial officer and chief accounting officer.  You can find the Company's code of ethics on its website by going to the following address:  http://investorrelations.umb.com.  Information on the Company’s website is not incorporated by reference into this report and should not be considered part of this document.  The Company will post on its website any amendments or waivers to its code of ethics that are required to be disclosed under the rules of either the SEC or NASDAQ.  A copy of the code of ethics will be provided, at no charge, to any person requesting the same, by written notice sent to the Company's Corporate Secretary, 6th floor, 1010 Grand Blvd., Kansas City, Missouri 64106.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation sections of the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders to information to be included under the caption "Stock Ownership - Principal Shareholders," which will be provided to shareholders within 120 days after December 31, 2022.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after

December 31, 2022, under the caption "Stock Ownership – Stock Owned by Directors, Nominees, and Executive Officers."

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Long Term Incentive Plan	137,858	$62.08	None
2018 Omnibus Incentive Compensation Plan	None	None	2,379,522
Equity compensation plans not approved by security holders	None	None	None
Total	137,858	$62.08	2,379,522

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Transactions with Related Persons”, “Corporate Governance – The Board of Directors – Independent Directors” and “Corporate Governance – Committees of the Board of Directors” of the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption "Proposal #3: Ratification of the Corporate Audit Committee’s Engagement of KPMG LLP as UMB’s Independent Public Accounting Firm for 2023” of the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the Three Years Ended December 31, 2022

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2022

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2022

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2022

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

3.2	Bylaws, amended as of January 24, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated January 24, 2023 and filed with the Commission on January 26, 2023).
4.1

Description of the capital stock included in the Registration Statement on Form 8-A (incorporated by reference to the Registration Statement on Form 8-A dated May 1, 2018 and filed with the Commission on May 1, 2018).

4.2

Description of the capital stock included in the Registration Statement on Form S-3 (incorporated by reference to the Registration Statement on Form S-3 ASR dated August 17, 2022 and filed with the Commission on August 17, 2022).

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

4.7

Second Supplemental Indenture, dated as of September 28, 2022, by and between UMB Financial Corporation and Wells Fargo, National Association, as Trustee, with respect to the 6.250% Fixed-to-Fixed Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 28, 2022 and filed with the Commission on September 28, 2022).

4.8

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
10.4

Performance Share Unit Award Agreement for the UMB Financial Corporation Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 8, 2018 and filed with the Commission on June 14, 2018).

10.5	Restricted Share Unit Award Agreement for the UMB Financial Corporation Omnibus Incentive Compensation Plan filed herewith.
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

21.1	Subsidiaries of the Registrant filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP filed herewith.
24.1	Power of Attorney filed herewith.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.
104	The cover page of our Form 10-K for the year ended December 31, 2022, formatted in iXBRL.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2023.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper
Chairman of the Board,
Chief Executive Officer

/s/ Ram Shankar
Ram Shankar
Chief Financial Officer

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: February 23, 2023

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