Form 10-Q
period 2023-03-31
UMB FINANCIAL CORP
filed 2023-04-27
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 24, 2023, UMB Financial Corporation had 48,508,939 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Loans	$21,812,972	$21,031,189
Allowance for credit losses on loans	(210,509)	(191,836)
Net loans	21,602,463	20,839,353
Loans held for sale	1,422	1,978
Securities:
Available for sale (amortized cost of $7,585,599 and $7,777,950, respectively)	6,907,897	7,006,347
Held to maturity, net of allowance for credit losses of $2,341 and $2,407, respectively (fair value of $5,371,862 and $5,280,659, respectively)	5,859,323	5,859,192
Trading securities	19,823	17,980
Other securities	416,337	349,758
Total securities	13,203,380	13,233,277
Federal funds sold and securities purchased under agreements to resell	368,158	958,597
Interest-bearing due from banks	3,121,323	1,179,105
Cash and due from banks	472,248	500,682
Premises and equipment, net	260,623	263,649
Accrued income	181,586	189,231
Goodwill	207,385	207,385
Other intangibles, net	76,426	78,724
Other assets	1,112,176	1,060,480
Total assets	$40,607,190	$38,512,461

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,488,803	$13,260,363
Interest-bearing demand and savings	16,760,603	18,461,632
Time deposits under $250,000	456,129	379,087
Time deposits of $250,000 or more	2,226,369	538,051
Total deposits	31,931,904	32,639,133
Federal funds purchased and repurchase agreements	2,160,808	2,222,167
Short-term debt	2,800,000	—
Long-term debt	381,796	381,311
Accrued expenses and taxes	207,633	239,624
Other liabilities	310,390	363,133
Total liabilities	37,792,531	35,845,368

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,507,116 and 48,319,404 shares outstanding, respectively	55,057	55,057
Capital surplus	1,120,877	1,125,949
Retained earnings	2,609,928	2,536,086
Accumulated other comprehensive loss, net	(626,776)	(702,735)
Treasury stock, 6,549,614 and 6,737,326 shares, at cost, respectively	(344,427)	(347,264)
Total shareholders' equity	2,814,659	2,667,093
Total liabilities and shareholders' equity	$40,607,190	$38,512,461

 See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Loans	$308,441	$149,470
Securities:
Taxable interest	53,049	43,382
Tax-exempt interest	25,306	23,855
Total securities income	78,355	67,237
Federal funds and resell agreements	5,651	2,450
Interest-bearing due from banks	16,166	2,457
Trading securities	134	185
Total interest income	408,747	221,799
INTEREST EXPENSE
Deposits	127,899	6,173
Federal funds and repurchase agreements	23,302	2,148
Other	15,850	3,123
Total interest expense	167,051	11,444
Net interest income	241,696	210,355
Provision for credit losses	23,250	(6,500)
Net interest income after provision for credit losses	218,446	216,855
NONINTEREST INCOME
Trust and securities processing	62,359	59,528
Trading and investment banking	5,308	5,440
Service charges on deposit accounts	21,159	24,642
Insurance fees and commissions	274	259
Brokerage fees	13,676	3,456
Bankcard fees	18,172	16,635
Investment securities losses, net	(5,324)	(522)
Other	14,576	14,240
Total noninterest income	130,200	123,678
NONINTEREST EXPENSE
Salaries and employee benefits	142,498	130,634
Occupancy, net	12,177	12,232
Equipment	17,849	18,164
Supplies and services	3,875	3,262
Marketing and business development	5,335	4,932
Processing fees	23,240	18,443
Legal and consulting	7,285	6,911
Bankcard	7,133	6,567
Amortization of other intangible assets	2,298	1,071
Regulatory fees	5,551	3,482
Other	9,811	9,080
Total noninterest expense	237,052	214,778
Income before income taxes	111,594	125,755
Income tax expense	19,157	19,792
NET INCOME	$92,437	$105,963

PER SHARE DATA
Net income – basic	$1.91	$2.19
Net income – diluted	1.90	2.17
Dividends	0.38	0.37
Weighted average shares outstanding – basic	48,435,016	48,406,840
Weighted average shares outstanding – diluted	48,746,562	48,832,177

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$92,437	$105,963
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	93,657	(622,910)
Less: Reclassification adjustment for net losses included in net income	433	—
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	9,983	582
Change in unrealized gains and losses on debt securities	104,073	(622,328)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	(1,527)	4,680
Less: Reclassification adjustment for net gains included in net income	(2,561)	(851)
Change in unrealized gains and losses on derivative hedges	(4,088)	3,829
Other comprehensive income (loss), before tax	99,985	(618,499)
Income tax (expense) benefit	(24,026)	149,057
Other comprehensive income (loss)	75,959	(469,442)
Comprehensive income (loss)	$168,396	$(363,479)

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2022	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	105,963	(469,442)	—	(363,479)
Dividends ($0.37 per share)	—	—	(17,832)	—	—	(17,832)
Purchase of treasury stock	—	—	—	—	(22,487)	(22,487)
Issuances of equity awards, net of forfeitures	—	(6,630)	—	—	7,309	679
Recognition of equity-based compensation	—	5,485	—	—	—	5,485
Sale of treasury stock	—	84	—	—	54	138
Exercise of stock options	—	126	—	—	351	477
Balance – March 31, 2022	$55,057	$1,109,585	$2,265,129	$(343,128)	$(338,238)	$2,748,405

Balance – January 1, 2023	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income	—	—	92,437	75,959	—	168,396
Dividends ($0.38 per share)	—	—	(18,595)	—	—	(18,595)
Purchase of treasury stock	—	—	—	—	(7,902)	(7,902)
Issuances of equity awards, net of forfeitures	—	(9,764)	—	—	10,483	719
Recognition of equity-based compensation	—	4,516	—	—	—	4,516
Sale of treasury stock	—	71	—	—	56	127
Exercise of stock options	—	105	—	—	200	305
Balance – March 31, 2023	$55,057	$1,120,877	$2,609,928	$(626,776)	$(344,427)	$2,814,659

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$92,437	$105,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	23,250	(6,500)
Net amortization of premiums and discounts from acquisition	267	379
Depreciation and amortization	15,388	13,152
Amortization of debt issuance costs	218	113
Deferred income tax benefit	(3,855)	(1,023)
Net (increase) decrease in trading securities and other earning assets	(1,843)	14,816
Losses on investment securities, net	5,324	522
Gains on sales of assets	(60)	(2,354)
Amortization of securities premiums, net of discount accretion	10,662	11,180
Originations of loans held for sale	(12,901)	(8,330)
Gains on sales of loans held for sale, net	(235)	(270)
Proceeds from sales of loans held for sale	13,692	9,493
Equity-based compensation	5,235	6,164
Changes in:
Accrued income	7,645	3,860
Accrued expenses and taxes	(31,991)	(72,489)
Other assets and liabilities, net	(121,537)	121,376
Net cash provided by operating activities	1,696	196,052
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	86,856	70,091
Purchases	(80,097)	(334,546)
Securities available for sale:
Sales	68	—
Maturities, calls and principal repayments	188,018	439,293
Purchases	(2,288)	(540,925)
Equity securities with readily determinable fair values:
Sales	—	9,725
Purchases	(57)	(353)
Equity securities without readily determinable fair values:
Sales	4,590	—
Maturities, calls and principal repayments	100,846	6
Purchases	(176,501)	(11,323)
Payment on low-income housing tax credit investment commitments	(9,507)	(8,395)
Net increase in loans	(786,426)	(608,888)
Net decrease (increase) in fed funds sold and resell agreements	590,439	(103,452)
Net cash activity from acquisitions and divestitures	—	265,639
Net decrease in interest-bearing balances due from other financial institutions	51,646	14,368
Purchases of premises and equipment	(9,428)	(8,643)
Proceeds from sales of premises and equipment	65	2,968
Net cash used in investing activities	(41,776)	(814,435)

FINANCING ACTIVITIES
Net decrease in demand and savings deposits	(2,472,589)	(1,207,226)
Net increase (decrease) in time deposits	1,765,360	(264,608)
Net decrease in fed funds purchased and repurchase agreements	(61,359)	(397,900)
Proceeds from short-term debt	13,281,000	—
Repayment of short-term debt	(10,481,000)	—
Cash dividends paid	(18,432)	(17,917)
Proceeds from exercise of stock options and sales of treasury shares	432	615
Purchases of treasury stock	(7,902)	(22,487)
Net cash provided by (used in) financing activities	2,005,510	(1,909,523)
Increase (decrease) in cash and cash equivalents	1,965,430	(2,527,906)
Cash and cash equivalents at beginning of period	1,557,874	9,214,564
Cash and cash equivalents at end of period	$3,523,304	$6,686,658

Supplemental disclosures:
Income tax payments	$1,508	$795
Total interest payments	165,102	13,043
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$—	$6,398
Commitment to fund low-income housing tax credit investments	—	6,398
Transfer of securities from available-for-sale to held-to-maturity	—	2,857,187

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)

1.  Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions.  In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made.  The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2023.  The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on February 23, 2023 (the Form 10-K).

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices. The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri and also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska, Oklahoma, and Texas. The Company also has offices in Pennsylvania, South Dakota, Indiana, Utah, Minnesota, California, Wisconsin, Iowa, Delaware, and New York.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2023 and March 31, 2022 (in thousands):

	March 31,
	2023	2022
Due from the FRB	$3,051,056	$6,328,886
Cash and due from banks	472,248	357,772
Cash and cash equivalents at end of period	$3,523,304	$6,686,658

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $70.1 million and $27.1 million at March 31, 2023 and March 31, 2022, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period.  Diluted quarter-to-date net income per share includes the dilutive effect of 311,546 and 425,337 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at March 31, 2023 and 2022, respectively.

Certain options and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the three months ended March 31, 2023, there were 166,578 outstanding stock options and restricted stock units excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2022, there were no outstanding stock options or restricted stock units excluded from the computation of diluted income per share.

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

3.  New Accounting Pronouncements

Troubled Debt Restructurings In March 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures.” The ASU eliminated the accounting guidance for troubled debt restructurings (TDR) by creditors and enhanced disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also added requirements to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases, disclosed by credit-quality indicator and class of financing receivable. The amendments in this update were adopted prospectively on January 1, 2023.  The adoption of the amendments had no impact on the Consolidated Financial Statements aside from additional and revised financial statement disclosures.  See Note 4, “Loans and Allowance for Credit Losses” for related disclosures.

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

Specialty lending loans include Asset-based loans, which are offered primarily in the form of revolving lines of credit to commercial borrowers that do not generally qualify for traditional bank financing.  Asset-based loans are underwritten based primarily upon the value of the collateral pledged to secure the loan, rather than on the borrower’s general financial condition.  The Company utilizes pre-loan due diligence techniques, monitoring disciplines, and loan management practices common within the asset-based lending industry to underwrite loans to these borrowers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans, in addition to those of real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  The Company requires that an appraisal of the collateral be made at origination and on an as-needed basis, in conformity with current market conditions and regulatory requirements.  The underwriting standards address both owner and non-owner-occupied real estate.  Also included in Commercial real estate are Construction loans that are underwritten using feasibility studies, independent appraisal reviews, sensitivity analysis or absorption and lease rates, and financial analysis of the developers and property owners.  Construction loans are based upon estimates of costs and value associated with the complete project.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.  Sources of repayment for these types of loans may be pre-committed permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their repayment being sensitive to interest rate changes, governmental regulation of real property, economic conditions, completion of the construction project, and the availability of long-term financing.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$4,964	$—	$8,059	$13,023	$9,564,802	$9,577,825
Specialty lending	—	—	—	—	574,294	574,294
Commercial real estate	5,581	—	2,418	7,999	8,041,314	8,049,313
Consumer real estate	204	—	4,524	4,728	2,764,198	2,768,926
Consumer	101	14	54	169	130,500	130,669
Credit cards	3,325	1,709	425	5,459	440,977	446,436
Leases and other	—	—	—	—	265,509	265,509
Total loans	$14,175	$1,723	$15,480	$31,378	$21,781,594	$21,812,972

	December 31, 2022
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,456	$2	$11,356	$13,814	$9,192,172	$9,205,986
Specialty lending	—	—	—	—	602,706	602,706
Commercial real estate	2,167	191	2,505	4,863	7,611,223	7,616,086
Consumer real estate	10	—	4,882	4,892	2,718,377	2,723,269
Consumer	613	20	61	694	144,972	145,666
Credit cards	3,529	1,404	441	5,374	426,298	431,672
Leases and other	—	—	24	24	305,780	305,804
Total loans	$8,775	$1,617	$19,269	$29,661	$21,001,528	$21,031,189

The Company sold consumer real estate loans with proceeds of $13.7 million and $9.5 million in the secondary market without recourse during the three months ended March 31, 2023 and 2022, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $15.5 million and $19.3 million at March 31, 2023 and December 31, 2022, respectively.  Restructured loans totaled $6.0 million and $5.2 million at March 31, 2023 and December 31, 2022, respectively.  Loans 90 days past due and still accruing interest amounted to $1.7 million and $1.6 million at March 31, 2023 and December 31, 2022, respectively.  All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  There was an insignificant amount of interest reversed related to loans on nonaccrual during 2023 and 2022.  Nonaccrual loans with no related allowance for credit losses totaled $13.9 million and $16.7 million at March 31, 2023 and December 31, 2022, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$8,059	$6,483
Specialty lending	—	—
Commercial real estate	2,418	2,418
Consumer real estate	4,524	4,524
Consumer	54	54
Credit cards	425	425
Leases and other	—	—
Total loans	$15,480	$13,904

	December 31, 2022
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$11,356	$9,447
Specialty lending	—	—
Commercial real estate	2,505	2,505
Consumer real estate	4,882	4,226
Consumer	61	61
Credit cards	441	441
Leases and other	24	24
Total loans	$19,269	$16,704

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of March 31, 2023 and December 31, 2022, as well as the gross charge-offs by loan class and origination year for the three months ended March 31, 2023 (in thousands):

	March 31, 2023
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$485,403	$1,970,486	$1,476,507	$604,059	$254,607	$184,452	$4,449,092	$—	$9,424,606
Agriculture	3,491	11,614	4,902	1,696	1,906	576	118,359	—	142,544
Overdrafts	—	—	—	—	—	—	10,675	—	10,675
Total Commercial and industrial	488,894	1,982,100	1,481,409	605,755	256,513	185,028	4,578,126	—	9,577,825
Current period charge-offs	—	—	383	—	—	21	2,415	—	2,819
Specialty lending:
Asset-based lending	—	18,529	61,460	35,990	—	—	458,315	—	574,294
Total Specialty lending	—	18,529	61,460	35,990	—	—	458,315	—	574,294
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	67,396	669,916	599,261	365,292	169,529	258,198	6,700	956	2,137,248
Non-owner-occupied	278,080	1,059,779	878,097	566,316	309,287	247,148	28,563	—	3,367,270
Farmland	30,778	83,652	46,573	205,198	23,595	25,108	107,934	—	522,838
5+ Multi-family	—	27,734	76,222	67,619	18,853	6,999	4,635	—	202,062
1-4 Family construction	18,554	59,992	3,272	—	—	—	841	—	82,659
General construction	64,488	811,587	754,942	43,821	15,380	378	46,640	—	1,737,236
Total Commercial real estate	459,296	2,712,660	2,358,367	1,248,246	536,644	537,831	195,313	956	8,049,313
Current period charge-offs	—	—	—	—	—	21	—	—	21
Consumer real estate:
HELOC	—	232	—	545	105	5,680	332,284	1,716	340,562
First lien: 1-4 family	94,859	617,128	737,664	597,584	168,372	180,259	17	—	2,395,883
Junior lien: 1-4 family	1,782	13,307	8,080	4,682	2,420	2,123	87	—	32,481
Total Consumer real estate	96,641	630,667	745,744	602,811	170,897	188,062	332,388	1,716	2,768,926
Current period charge-offs	—	—	—	—	—	1,121	—	—	1,121
Consumer:
Revolving line	—	—	—	—	—	—	45,528	1,619	47,147
Auto	2,315	8,224	5,740	3,780	2,241	352	—	—	22,652
Other	2,716	24,891	27,461	820	657	1,500	2,825	—	60,870
Total Consumer	5,031	33,115	33,201	4,600	2,898	1,852	48,353	1,619	130,669
Current period charge-offs	—	3	—	—	—	1	265	—	269
Credit cards:
Consumer	—	—	—	—	—	—	195,367	—	195,367
Commercial	—	—	—	—	—	—	251,069	—	251,069
Total Credit cards	—	—	—	—	—	—	446,436	—	446,436
Current period charge-offs	—	—	—	—	—	—	1,604	—	1,604
Leases and other:
Leases	—	—	—	—	712	1,207	—	—	1,919
Other	14,395	109,397	19,240	18,825	32,514	15,086	54,133	—	263,590
Total Leases and other	14,395	109,397	19,240	18,825	33,226	16,293	54,133	—	265,509
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$1,064,257	$5,486,468	$4,699,421	$2,516,227	$1,000,178	$929,066	$6,113,064	$4,291	$21,812,972

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Loan Segment and Type	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture	13,630	5,415	2,046	1,985	396	541	149,266	562	173,841
Overdrafts	—	—	—	—	—	—	7,929	—	7,929
Total Commercial and industrial	2,154,239	1,567,942	644,695	269,429	97,312	87,328	4,380,553	4,488	9,205,986
Specialty lending:
Asset-based lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Total Specialty lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Commercial real estate:
Owner-occupied	656,860	593,861	388,519	180,786	136,499	167,628	8,685	—	2,132,838
Non-owner-occupied	1,128,978	855,508	568,489	368,203	64,915	229,826	28,679	—	3,244,598
Farmland	94,989	47,092	220,796	24,057	15,963	24,162	121,054	—	548,113
5+ Multi-family	30,920	35,869	68,996	18,978	1,334	5,776	4,908	—	166,781
1-4 Family construction	61,943	15,217	—	—	—	—	19	—	77,179
General construction	628,820	719,437	43,166	15,492	—	395	39,267	—	1,446,577
Total Commercial real estate	2,602,510	2,266,984	1,289,966	607,516	218,711	427,787	202,612	—	7,616,086
Consumer real estate:
HELOC	237	—	618	224	654	5,389	339,066	981	347,169
First lien: 1-4 family	628,703	748,362	607,105	173,466	45,907	140,443	12	—	2,343,998
Junior lien: 1-4 family	13,490	8,445	5,107	2,529	940	1,504	87	—	32,102
Total Consumer real estate	642,430	756,807	612,830	176,219	47,501	147,336	339,165	981	2,723,269
Consumer:
Revolving line	467	584	—	—	—	—	58,133	1,403	60,587
Auto	9,124	6,543	4,455	2,743	335	159	—	—	23,359
Other	26,306	27,751	1,096	876	1,133	591	3,967	—	61,720
Total Consumer	35,897	34,878	5,551	3,619	1,468	750	62,100	1,403	145,666
Credit cards:
Consumer	—	—	—	—	—	—	200,348	—	200,348
Commercial	—	—	—	—	—	—	231,324	—	231,324
Total Credit cards	—	—	—	—	—	—	431,672	—	431,672
Leases and other:
Leases	—	—	—	712	—	1,224	—	—	1,936
Other	125,095	34,282	22,552	32,055	17,764	1,066	71,054	—	303,868
Total Leases and other	125,095	34,282	22,552	32,767	17,764	2,290	71,054	—	305,804
Total loans	$5,578,255	$4,716,362	$2,611,634	$1,089,550	$382,756	$665,491	$5,980,269	$6,872	$21,031,189

Accrued interest on loans totaled $89.9 million and $90.6 million as of March 31, 2023 and December 31, 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost basis of loans presented above.  Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$464,095	$1,921,845	$1,353,428	$555,610	$226,993	$174,219	$4,115,279	$—	$8,811,469
Watch – Pass	1,863	30,695	104,202	45,386	14,614	5,304	207,705	—	409,769
Special Mention	—	4,545	5,253	1,151	—	2,641	34,285	—	47,875
Substandard	17,869	13,401	13,624	1,912	13,000	2,288	91,463	—	153,557
Doubtful	1,576	—	—	—	—	—	360	—	1,936
Total Equipment/Accounts Receivable/Inventory	$485,403	$1,970,486	$1,476,507	$604,059	$254,607	$184,452	$4,449,092	$—	$9,424,606
Agriculture
Non-watch list – Pass	$2,998	$10,236	$4,838	$1,480	$1,906	$576	$108,680	$—	$130,714
Watch – Pass	—	—	—	—	—	—	6,535	—	6,535
Special Mention	—	828	64	75	—	—	1,545	—	2,512
Substandard	493	550	—	141	—	—	1,599	—	2,783
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$3,491	$11,614	$4,902	$1,696	$1,906	$576	$118,359	$—	$142,544

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,079,002	$1,466,120	$588,562	$246,387	$90,656	$83,054	$3,879,709	$3,633	$8,437,123
Watch – Pass	28,570	78,523	52,696	7,493	3,617	2,275	213,871	—	387,045
Special Mention	4,072	5,637	1,178	—	1,817	899	34,631	—	48,234
Substandard	26,698	12,247	213	13,564	826	559	92,352	293	146,752
Doubtful	2,267	—	—	—	—	—	2,795	—	5,062
Total Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture
Non-watch list – Pass	$12,252	$5,351	$1,693	$1,985	$396	$541	$137,759	$—	$159,977
Watch – Pass	550	—	206	—	—	—	8,512	562	9,830
Special Mention	828	64	147	—	—	—	1,539	—	2,578
Substandard	—	—	—	—	—	—	1,456	—	1,456
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,630	$5,415	$2,046	$1,985	$396	$541	$149,266	$562	$173,841

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of March 31, 2023 and December 31, 2022 (in thousands):

	Asset-based lending
Risk	March 31, 2023	December 31, 2022
In-margin	$566,480	$602,706
Out-of-margin	7,814	—
Total	$574,294	$602,706

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Owner-occupied
Non-watch list – Pass	$65,983	$641,834	$564,708	$344,284	$150,837	$249,947	$6,700	$956	$2,025,249
Watch – Pass	725	20,669	32,363	16,683	11,651	4,640	—	—	86,731
Special Mention	688	5,390	2,190	4,304	4,196	—	—	—	16,768
Substandard	—	2,023	—	21	2,845	3,611	—	—	8,500
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$67,396	$669,916	$599,261	$365,292	$169,529	$258,198	$6,700	$956	$2,137,248
Non-owner-occupied
Non-watch list – Pass	$251,630	$946,458	$808,130	$566,316	$266,585	$232,111	$28,563	$—	$3,099,793
Watch – Pass	26,450	113,321	45,122	—	42,702	5,016	—	—	232,611
Special Mention	—	—	24,845	—	—	—	—	—	24,845
Substandard	—	—	—	—	—	10,021	—	—	10,021
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$278,080	$1,059,779	$878,097	$566,316	$309,287	$247,148	$28,563	$—	$3,367,270
Farmland
Non-watch list – Pass	$19,053	$51,597	$36,219	$203,164	$17,102	$21,441	$99,956	$—	$448,532
Watch – Pass	225	19,750	6,414	—	—	2,504	704	—	29,597
Special Mention	—	5,505	—	947	—	—	—	—	6,452
Substandard	11,500	6,800	3,940	1,087	6,493	1,163	7,274	—	38,257
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$30,778	$83,652	$46,573	$205,198	$23,595	$25,108	$107,934	$—	$522,838
5+ Multi-family
Non-watch list – Pass	$—	$27,734	$76,222	$67,619	$18,853	$6,999	$4,635	$—	$202,062
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$—	$27,734	$76,222	$67,619	$18,853	$6,999	$4,635	$—	$202,062
1-4 Family construction
Non-watch list – Pass	$18,554	$59,992	$3,272	$—	$—	$—	$841	$—	$82,659
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$18,554	$59,992	$3,272	$—	$—	$—	$841	$—	$82,659
General construction
Non-watch list – Pass	$64,062	$799,202	$746,723	$43,821	$15,361	$363	$46,640	$—	$1,716,172
Watch – Pass	341	12,385	—	—	19	—	—	—	12,745
Special Mention	—	—	8,219	—	—	—	—	—	8,219
Substandard	—	—	—	—	—	15	—	—	15
Doubtful	85	—	—	—	—	—	—	—	85
Total General construction	$64,488	$811,587	$754,942	$43,821	$15,380	$378	$46,640	$—	$1,737,236

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Owner-occupied
Non-watch list – Pass	$628,858	$559,067	$364,760	$149,183	$133,339	$162,412	$7,850	$—	$2,005,469
Watch – Pass	19,405	32,581	17,061	9,785	2,664	2,121	—	—	83,617
Special Mention	5,435	2,213	5,120	18,946	—	—	835	—	32,549
Substandard	3,162	—	1,578	2,872	496	3,095	—	—	11,203
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$656,860	$593,861	$388,519	$180,786	$136,499	$167,628	$8,685	$—	$2,132,838
Non-owner-occupied
Non-watch list – Pass	$1,075,444	$810,926	$568,489	$356,896	$64,915	$214,635	$28,679	$—	$3,119,984
Watch – Pass	53,534	44,582	—	11,307	—	5,071	—	—	114,494
Special Mention	—	—	—	—	—	10,109	—	—	10,109
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	11	—	—	11
Total Non-owner-occupied	$1,128,978	$855,508	$568,489	$368,203	$64,915	$229,826	$28,679	$—	$3,244,598
Farmland
Non-watch list – Pass	$62,357	$36,698	$218,704	$17,563	$2,830	$20,285	$113,385	$—	$471,822
Watch – Pass	20,327	6,454	1,055	101	—	2,559	395	—	30,891
Special Mention	5,505	—	1,001	—	—	—	—	—	6,506
Substandard	6,800	3,940	36	6,393	13,133	1,318	7,274	—	38,894
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$94,989	$47,092	$220,796	$24,057	$15,963	$24,162	$121,054	$—	$548,113
5+ Multi-family
Non-watch list – Pass	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
1-4 Family construction
Non-watch list – Pass	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
General construction
Non-watch list – Pass	$628,479	$699,698	$43,166	$15,384	$—	$380	$39,267	$—	$1,426,374
Watch – Pass	341	—	—	22	—	—	—	—	363
Special Mention	—	8,340	—	—	—	—	—	—	8,340
Substandard	—	11,399	—	—	—	15	—	—	11,414
Doubtful	—	—	—	86	—	—	—	—	86
Total General construction	$628,820	$719,437	$43,166	$15,492	$—	$395	$39,267	$—	$1,446,577

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2023	2022	2021	2020	2019	Prior			Total
HELOC
Performing	$—	$116	$—	$522	$52	$3,908	$332,200	$1,350	$338,148
Non-performing	—	116	—	23	53	1,772	84	366	2,414
Total HELOC	$—	$232	$—	$545	$105	$5,680	$332,284	$1,716	$340,562
First lien: 1-4 family
Performing	$94,859	$616,640	$737,573	$597,535	$167,947	$179,286	$17	$—	$2,393,857
Non-performing	—	488	91	49	425	973	—	—	2,026
Total First lien: 1-4 family	$94,859	$617,128	$737,664	$597,584	$168,372	$180,259	$17	$—	$2,395,883
Junior lien: 1-4 family
Performing	$1,782	$13,307	$8,080	$4,682	$2,420	$2,040	$87	$—	$32,398
Non-performing	—	—	—	—	—	83	—	—	83
Total Junior lien: 1-4 family	$1,782	$13,307	$8,080	$4,682	$2,420	$2,123	$87	$—	$32,481

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
HELOC
Performing	$120	$—	$592	$90	$148	$3,919	$338,979	$759	$344,607
Non-performing	117	—	26	134	506	1,470	87	222	2,562
Total HELOC	$237	$—	$618	$224	$654	$5,389	$339,066	$981	$347,169
First lien: 1-4 family
Performing	$628,678	$748,269	$607,055	$173,061	$45,907	$138,764	$12	$—	$2,341,746
Non-performing	25	93	50	405	—	1,679	—	—	2,252
Total First lien: 1-4 family	$628,703	$748,362	$607,105	$173,466	$45,907	$140,443	$12	$—	$2,343,998
Junior lien: 1-4 family
Performing	$13,490	$8,445	$5,107	$2,529	$940	$1,437	$87	$—	$32,035
Non-performing	—	—	—	—	—	67	—	—	67
Total Junior lien: 1-4 family	$13,490	$8,445	$5,107	$2,529	$940	$1,504	$87	$—	$32,102

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2023	2022	2021	2020	2019	Prior			Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$45,528	$1,619	$47,147
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$45,528	$1,619	$47,147
Auto
Performing	$2,315	$8,224	$5,703	$3,780	$2,241	$352	$—	$—	$22,615
Non-performing	—	—	37	—	—	—	—	—	37
Total Auto	$2,315	$8,224	$5,740	$3,780	$2,241	$352	$—	$—	$22,652
Other
Performing	$2,716	$24,874	$27,461	$820	$657	$1,500	$2,825	$—	$60,853
Non-performing	—	17	—	—	—	—	—	—	17
Total Other	$2,716	$24,891	$27,461	$820	$657	$1,500	$2,825	$—	$60,870

	December 31, 2022
							Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans

Risk by Collateral	Amortized Cost Basis by Origination Year - Term Loans
	2022	2021	2020	2019	2018	Prior			Total
Revolving line
Performing	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Auto
Performing	$9,124	$6,498	$4,454	$2,743	$335	$159	$—	$—	$23,313
Non-performing	—	45	1	—	—	—	—	—	46
Total Auto	$9,124	$6,543	$4,455	$2,743	$335	$159	$—	$—	$23,359
Other
Performing	$26,291	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,705
Non-performing	15	—	—	—	—	—	—	—	15
Total Other	$26,306	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,720

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of March 31, 2023 and December 31, 2022 (in thousands):

	Consumer
Risk	March 31, 2023	December 31, 2022
Transactor accounts	$73,236	$73,670
Revolver accounts (by credit score):
Less than 600	6,668	4,684
600-619	2,906	2,515
620-639	4,918	4,959
640-659	8,584	8,655
660-679	10,303	9,593
680-699	11,245	12,023
700-719	13,866	14,098
720-739	13,945	15,036
740-759	13,057	13,638
760-779	12,513	13,768
780-799	11,624	13,172
800-819	8,109	9,257
820-839	3,668	4,363
840+	725	917
Total	$195,367	$200,348

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of March 31, 2023 and December 31, 2022 (in thousands):

	Commercial
Risk	March 31, 2023	December 31, 2022
Current	$243,270	$219,558
Past Due	7,799	11,766
Total	$251,069	$231,324

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2023 and December 31, 2022 (in thousands):

	Leases		Other
Risk	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Non-watch list – Pass	$1,919	$1,936	$262,816	$303,107
Watch – Pass	—	—	749	737
Special Mention	—	—	—	—
Substandard	—	—	25	24
Doubtful	—	—	—	—
Total	$1,919	$1,936	$263,590	$303,868

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

The ACL for Commercial & industrial and Leases and other segments are measured using a probability of default and loss given default method.  Primary risk drivers within the segment are risk ratings of the individual loans along with changes of macro-economic variables.  The economic variables utilized are typically comprised of leading and lagging indicators.  The ACL for commercial & industrial loans is calculated by modeling probability of default (PD) over future periods multiplied by historical loss given default rates (LGD) multiplied by contractual exposure at default minus any estimated prepayments and charge offs.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments when appropriate.  The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a concessionary loan term has been granted to a borrower experiencing financial difficulty or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by the Company.

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

Loans that do not share risk characteristics are evaluated on an individual basis.  Loans evaluated individually include loans on nonaccrual, loans that include modifications deemed concessionary and not temporary made to borrowers experiencing financial difficulty, or any loans specifically identified, and are excluded from the collective evaluation.  When it is determined that payment of interest or recovery of all principal is questionable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.  All loans are classified as collateral dependent if placed on non-accrual or include modifications made to borrowers experiencing financial difficulty.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Charge-offs	(2,819)	—	(21)	(1,121)	(269)	(1,604)	—	(5,834)	—	(5,834)
Recoveries	788	1	—	13	22	367	—	1,191	—	1,191
Provision	19,778	921	1,165	576	206	842	(172)	23,316	(66)	23,250
Ending balance - ACL	$154,484	$922	$40,514	$5,616	$453	$6,471	$2,049	$210,509	$2,341	$212,850
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Three Months Ended March 31, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(8,202)	—	—	(32)	(158)	(1,465)	—	(9,857)	—	(9,857)
Recoveries	661	—	362	28	29	399	—	1,479	—	1,479
Provision	2,477	(877)	(9,317)	120	(298)	810	(20)	(7,105)	105	(7,000)
Ending balance - ACL	$118,668	$861	$47,310	$4,037	$418	$5,819	$2,175	$179,288	$2,045	$181,333
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$11,314	$1,293	$9,222
Agriculture	—	—	—
Total Commercial and industrial	11,314	1,293	9,222
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,273	—	2,273
Non-owner-occupied	—	—	—
Farmland	218	—	218
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	100	—	100
Total Commercial real estate	2,591	—	2,591
Consumer real estate:
HELOC	2,414	—	2,414
First lien: 1-4 family	2,027	—	2,027
Junior lien: 1-4 family	83	—	83
Total Consumer real estate	4,524	—	4,524
Consumer:
Revolving line	—	—	—
Auto	37	—	37
Other	17	—	17
Total Consumer	54	—	54
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$18,483	$1,293	$16,391

	December 31, 2022
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$13,972	$713	$11,534
Agriculture	—	—	—
Total Commercial and industrial	13,972	713	11,534
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,204	—	2,204
Non-owner-occupied	—	—	—
Farmland	374	—	374
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	101	—	101
Total Commercial real estate	2,679	—	2,679
Consumer real estate:
HELOC	2,562	—	2,562
First lien: 1-4 family	2,253	6	1,597
Junior lien: 1-4 family	67	—	67
Total Consumer real estate	4,882	6	4,226
Consumer:
Revolving line	—	—	—
Auto	46	—	46
Other	15	—	15
Total Consumer	61	—	61
Leases and other:
Leases	—	—	—
Other	24	—	24
Total Leases and other	24	—	24
Total loans	$21,618	$719	$18,524

Modifications made to Borrowers Experiencing Financial Difficulty

In the normal course of business, the Company may execute loan modifications with borrowers.  These modifications are analyzed to determine whether the modification is considered concessionary, long term and made to a borrower experiencing financial difficulty.  The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions.  These modifications allow the borrower short-term cash relief to allow them to improve their financial condition.  If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral dependent and evaluated as part of the ACL as described above in the Allowance for Credit Losses section of this note.

For the three-month period ended March 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of March 31, 2023.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.  For the three-month period ended March 31, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

Troubled Debt Restructurings

The prior period disclosures below are presented in accordance with previously applicable GAAP.  A loan modification is considered a TDR when a concession has been granted to a debtor experiencing financial difficulties.  The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions.  These modifications allow the debtor short-term cash relief to allow them to improve their financial condition.  The Company’s restructured loans are considered collateral dependent and evaluated as part of the allowance for credit loss as described above in the Allowance for Credit Losses section of this note.

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of March 31, 2022.  The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default.  Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three-month period ended March 31, 2022, the Company had no new TDRs.  For the three-month period ended March 31, 2022, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$809,468	$172	$(21,179)	$788,461
U.S. Agencies	178,186	—	(5,573)	172,613
Mortgage-backed	4,434,505	236	(533,478)	3,901,263
State and political subdivisions	1,419,116	3,899	(80,126)	1,342,889
Corporates	390,546	—	(35,956)	354,590
Collateralized loan obligations	353,778	172	(5,869)	348,081
Total	$7,585,599	$4,479	$(682,181)	$6,907,897

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$804,158	$58	$(27,146)	$777,070
U.S. Agencies	178,261	—	(6,965)	171,296
Mortgage-backed	4,574,905	92	(592,875)	3,982,122
State and political subdivisions	1,465,598	1,608	(104,799)	1,362,407
Corporates	401,059	—	(33,559)	367,500
Collateralized loan obligations	353,969	32	(8,049)	345,952
Total	$7,777,950	$1,790	$(773,393)	$7,006,347

The following table presents contractual maturity information for securities available for sale at March 31, 2023 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$549,705	$538,199
Due after 1 year through 5 years	1,307,206	1,265,373
Due after 5 years through 10 years	758,763	721,305
Due after 10 years	535,420	481,757
Total	3,151,094	3,006,634
Mortgage-backed securities	4,434,505	3,901,263
Total securities available for sale	$7,585,599	$6,907,897

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2023, there were $68 thousand in proceeds from the sales of securities available for sale. For the three months ended March 31, 2022 there were no sales of securities available for sale. There were no gross realized gains for either the three months ended March 31, 2023 or 2022. Securities transactions resulted in gross realized losses of $2 thousand for the three months ended March 31, 2023. There were no gross realized losses for the three months ended March 31, 2022.

There were $10.1 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2023 and December 31, 2022, respectively.

Accrued interest on securities available for sale totaled $29.3 million and $32.1 million as of March 31, 2023 and December 31, 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022 (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	29	$381,334	$(8,755)	36	$368,480	$(12,424)	65	$749,814	$(21,179)
U.S. Agencies	21	85,095	(1,519)	8	87,519	(4,054)	29	172,614	(5,573)
Mortgage-backed	187	489,782	(18,536)	692	3,401,595	(514,942)	879	3,891,377	(533,478)
State and political subdivisions	729	356,224	(5,540)	1,019	680,152	(74,586)	1,748	1,036,376	(80,126)
Corporates	29	54,792	(1,689)	243	299,598	(34,267)	272	354,390	(35,956)
Collateralized loan obligations	30	223,626	(4,565)	9	70,453	(1,304)	39	294,079	(5,869)
Total	1,025	$1,590,853	$(40,604)	2,007	$4,907,797	$(641,577)	3,032	$6,498,650	$(682,181)

	Less than 12 months			12 months or more			Total
December 31, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	61	$688,208	$(22,731)	4	$55,314	$(4,415)	65	$743,522	$(27,146)
U.S. Agencies	27	140,877	(4,734)	2	30,419	(2,231)	29	171,296	(6,965)
Mortgage-backed	687	1,415,169	(102,881)	205	2,557,035	(489,994)	892	3,972,204	(592,875)
State and political subdivisions	1,744	936,865	(51,427)	273	233,679	(53,372)	2,017	1,170,544	(104,799)
Corporates	86	146,615	(8,783)	189	216,885	(24,776)	275	363,500	(33,559)
Collateralized loan obligations	41	326,659	(7,820)	1	4,785	(229)	42	331,444	(8,049)
Total	2,646	$3,654,393	$(198,376)	674	$3,098,117	$(575,017)	3,320	$6,752,510	$(773,393)

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

During the three months ended March 31, 2023, the Company recorded a $4.8 million impairment on one Corporate available-for-sale security.

As of March 31, 2023 and December 31, 2022, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at March 31, 2023 and December 31, 2022, respectively (in thousands):

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,121	$—	$(3,640)	$119,481	$—	$123,121
Mortgage-backed	2,916,024	52	(346,680)	2,569,396	—	2,916,024
State and political subdivisions	2,822,519	32,545	(172,079)	2,682,985	(2,341)	2,820,178
Total	$5,861,664	$32,597	$(522,399)	$5,371,862	$(2,341)	$5,859,323

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,091	$—	$(4,567)	$118,524	$—	$123,091
Mortgage-backed	2,965,586	11	(392,530)	2,573,067	—	2,965,586
State and political subdivisions	2,772,922	17,618	(201,472)	2,589,068	(2,407)	2,770,515
Total	$5,861,599	$17,629	$(598,569)	$5,280,659	$(2,407)	$5,859,192

The following table presents contractual maturity information for securities held to maturity at March 31, 2023 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$91,828	$91,663
Due after 1 year through 5 years	324,104	316,805
Due after 5 years through 10 years	823,981	800,822
Due after 10 years	1,705,727	1,593,176
Total	2,945,640	2,802,466
Mortgage-backed securities	2,916,024	2,569,396
Total securities held to maturity	$5,861,664	$5,371,862

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 30, 2023 or 2022.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfer of securities was made at fair value at the time of transfer. The unrealized holding loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $237.1 million at March 31, 2023.

Accrued interest on securities held to maturity totaled $23.4 million and $27.0 million as March 31, 2023 and December 31, 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets.  The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above.  Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022, respectively (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	11	$119,481	$(3,640)	—	$—	$—	11	$119,481	$(3,640)
Mortgage-backed	69	612,278	(44,192)	194	1,953,254	(302,488)	263	2,565,532	(346,680)
State and political subdivisions	283	512,156	(24,154)	1,200	1,598,001	(147,925)	1,483	2,110,157	(172,079)
Total	363	$1,243,915	$(71,986)	1,394	$3,551,255	$(450,413)	1,757	$4,795,170	$(522,399)

	Less than 12 months			12 months or more			Total
December 31, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	11	$118,524	$(4,567)	—	$—	$—	11	$118,524	$(4,567)
Mortgage-backed	254	2,342,656	(346,611)	11	228,079	(45,919)	265	2,570,735	(392,530)
State and political subdivisions	1,403	1,543,692	(177,957)	61	617,805	(23,515)	1,464	2,161,497	(201,472)
Total	1,668	$4,004,872	$(529,135)	72	$845,884	$(69,434)	1,740	$4,850,756	$(598,569)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at March 31, 2023 and December 31, 2022 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
March 31, 2023	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$462,304	$647,307	$15,935	$2,864	$1,128,410
Utilities	758,761	822,999	82,410	29,350	589	—	1,694,109
Total state and political subdivisions	$758,761	$822,999	$544,714	$676,657	$16,524	$2,864	$2,822,519

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2022	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$435,953	$618,517	$17,120	$2,934	$1,074,524
Utilities	759,539	824,386	84,293	29,599	581	—	1,698,398
Total state and political subdivisions	$759,539	$824,386	$520,246	$648,116	$17,701	$2,934	$2,772,922

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

All held-to-maturity securities were current and not past due at March 31, 2023 and at December 31, 2022.

Trading Securities

There were no net unrealized gains or losses on trading securities at March 31, 2023, and net unrealized losses of $280 thousand at March 31, 2022.  Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $1.8 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
FRB and FHLB stock	$114,720	$41,472
Equity securities with readily determinable fair values	10,928	10,782
Equity securities without readily determinable fair values	290,689	297,504
Total	$416,337	$349,758

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost.  Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Equity securities without readily determinable fair values include equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves.  Unrealized gains or losses on equity securities with and without readily determinable fair values are recognized in the Investment securities losses, net line of the Company’s Consolidated Statements of Income.

Investment Securities Losses, Net

The table below presents the components of Investments securities losses, net for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Investment securities losses, net
Available-for-sale debt securities:
Gains realized on sales	$—	$—
Losses realized on sales	(2)	—
Impairment of AFS security	(4,800)	—
Equity securities with readily determinable fair values:
Fair value adjustments, net	88	(1,722)
Equity securities without readily determinable fair values:
Fair value adjustments, net	(610)	1,200
Total investment securities losses, net	$(5,324)	$(522)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2023 and December 31, 2022 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2023	$63,113	$76,492	$67,780	$207,385
Balances as of March 31, 2023	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2022	$59,419	$51,332	$63,767	$174,518
Healthcare savings account business acquisition	—	25,160	—	25,160
Branch acquisition	3,694	—	4,013	7,707
Balances as of December 31, 2022	$63,113	$76,492	$67,780	$207,385

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$14,130	$114,977	$129,107
Accumulated amortization	12,456	40,225	52,681
Net carrying amount	$1,674	$74,752	$76,426

	As of December 31, 2022
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$16,661	$114,978	$131,639
Accumulated amortization	14,827	38,088	52,915
Net carrying amount	$1,834	$76,890	$78,724

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

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2023	2022
Aggregate amortization expense	$2,298	$1,071

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2023	$6,254
For the year ending December 31, 2024	7,636
For the year ending December 31, 2025	7,429
For the year ending December 31, 2026	6,569
For the year ending December 31, 2027	4,597

7. Borrowed Funds

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	March 31, 2023	December 31, 2022
Short-term debt:
Federal Home Loan Bank 5.00% due 2023	$1,800,000	$—
Federal Reserve Discount Window 5.00% due 2023	1,000,000	—
Total short-term debt	2,800,000	—
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 6.16% due 2036	18,391	18,319
Marquette Capital Trust II Subordinated Debentures 6.16% due 2036	18,931	18,863
Marquette Capital Trust III Subordinated Debentures 6.52% due 2036	7,441	7,415
Marquette Capital Trust IV Subordinated Debentures 6.47% due 2036	30,057	29,956
Subordinated notes 3.70% due 2030, net of issuance costs	198,893	198,781
Subordinated notes 6.25% due 2032, net issuance costs	108,083	107,977
Total long-term debt	381,796	381,311
Total borrowed funds	$3,181,796	$381,311

The Company assumed long-term debt obligations from the acquisition of Marquette Financial Companies (Marquette) consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities.  These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $74.8 million as of March 31, 2023. Interest rates on trust preferred securities are tied to the three-month LIBOR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030.  The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17.  The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter.  Unamortized debt issuance costs related to these notes totaled $1.1 million as of March 31, 2023.  Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032.  The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28.  The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter.  Unamortized debt issuance costs related to these notes totaled $1.9 million as of March 31, 2023.  Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines.  Through this relationship, the Company purchased $82.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company had a $1.8 billion short-term advance outstanding at FHLB of Des Moines as of March 31, 2023.  Additionally, in March 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits.  This letter of credit will expire in June 2023.  The Company’s borrowing capacity with the FHLB was $866.2 million as of March 31, 2023.

The Company had a $1.0 billion short-term borrowing outstanding at the Federal Reserve Discount Window was of March 31, 2023.  The Company’s remaining borrowing capacity at the Federal Reserve Discount Window was $7.4 billion as of March 31, 2023.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2023 and December 31, 2022, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2023
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$20,674	$—	$52,186	$72,860
U.S. Agencies	1,605,662	208,579	96,814	1,911,055
Total repurchase agreements	$1,626,336	$208,579	$149,000	$1,983,915

	As of December 31, 2022
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$33,888	$—	$33,888
U.S. Agencies	1,835,298	290,501	2,125,799
Total repurchase agreements	$1,869,186	$290,501	$2,159,687

8.  Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments:  Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment).  The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2023.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Personal Banking combines consumer banking and wealth management services offered to clients and delivered through personal relationships and the Company’s bank branches, ATM network and internet banking.  Products offered include deposit accounts, retail credit cards, installment loans, home equity lines of credit, and residential mortgages.  The range of client services extends from a basic checking account to estate planning and trust services and includes private banking, brokerage services, and insurance services in addition to a full spectrum of investment advisory, trust, and custody services.

Business Segment Information

Business Segment financial results for the three months ended March 31, 2023 and March 31, 2022 were as follows (in thousands):

	Three Months Ended March 31, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$151,027	$55,085	$35,584	$241,696
Provision for credit losses	21,045	96	2,109	23,250
Noninterest income	22,902	84,238	23,060	130,200
Noninterest expense	84,002	89,372	63,678	237,052
Income (loss) before taxes	68,882	49,855	(7,143)	111,594
Income tax expense (benefit)	11,825	8,558	(1,226)	19,157
Net income (loss)	$57,057	$41,297	$(5,917)	$92,437
Average assets	$19,521,000	$12,443,000	$6,539,000	$38,503,000

	Three Months Ended March 31, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$145,002	$26,253	$39,100	$210,355
Provision for credit losses	(7,040)	151	389	(6,500)
Noninterest income	26,700	73,272	23,706	123,678
Noninterest expense	79,589	75,602	59,587	214,778
Income before taxes	99,153	23,772	2,830	125,755
Income tax expense	15,606	3,741	445	19,792
Net income	$83,547	$20,031	$2,385	$105,963
Average assets	$16,827,000	$14,677,000	$7,650,000	$39,154,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions.  Additionally, the Company earns income and incentives related to various referrals of customers to card programs.  The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system.  This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa.  The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments.  The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner.  These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards.  For the three months ended March 31, 2023 and March 31, 2022, the Company had $10.0 million and $8.1 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606.  All material performance obligations are satisfied as of the end of each accounting period.

Investment securities gains (losses), net – In the regular course of business, the Company recognizes gains and losses on the sale of available-for-sale securities. Additionally, the Company recognizes gains and losses on equity securities with readily determinable fair values and equity securities without readily determinable fair values.  These gains and losses are recognized in accordance with ASC 321, Equity Securities, and are outside of the scope of ASC 606.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2023.  Total receivables from revenue recognized under the scope of ASC 606 were $81.4 million and $76.1 million as of March 31, 2023 and December 31, 2022, respectively.  These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three months ended March 31, 2023 and March 31, 2022.  As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2023 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended March 31, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$49,179	$13,180	$—	$62,359
Trading and investment banking	—	158	—	5,150	5,308
Service charges on deposit accounts	8,528	10,738	1,875	18	21,159
Insurance fees and commissions	—	—	274	—	274
Brokerage fees	63	11,795	1,818	—	13,676
Bankcard fees	15,632	6,679	5,593	(9,732)	18,172
Investment securities losses, net	—	—	—	(5,324)	(5,324)
Other	225	458	705	13,188	14,576
Total Noninterest income	$24,448	$79,007	$23,445	$3,300	$130,200

	Three Months Ended March 31, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$45,485	$14,043	$—	$59,528
Trading and investment banking	—	155	—	5,285	5,440
Service charges on deposit accounts	8,945	13,890	1,737	70	24,642
Insurance fees and commissions	—	—	259	—	259
Brokerage fees	33	1,484	1,939	—	3,456
Bankcard fees	13,974	5,331	5,220	(7,890)	16,635
Investment securities losses, net	—	—	—	(522)	(522)
Other	164	424	686	12,966	14,240
Total Noninterest income	$23,116	$66,769	$23,884	$9,909	$123,678

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	March 31,	December 31,
	2023	2022
Commitments to extend credit for loans (excluding credit card loans)	$13,075,823	$12,988,231
Commitments to extend credit under credit card loans	4,089,389	4,008,386
Commercial letters of credit	4,517	3,334
Standby letters of credit	438,848	436,965
Forward contracts	13,815	32,552
Spot foreign exchange contracts	6,937	5,112

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

The ACL for off-balance sheet credit exposures was $3.1 million as of both March 31, 2023 and December 31, 2022, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets.  There was no provision for off-balance sheet credit exposures for the three months ended March 31, 2023.  Provision for off-balance sheet credit exposures of $500 thousand was recorded for the three months ended March 31, 2022.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2023 and December 31, 2022.  The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2023	2022	2023	2022
Interest Rate Products:
Derivatives not designated as hedging instruments	$75,638	$47,638	$98,077	$126,231
Derivatives designated as hedging instruments	—	483	155	103
Total	$75,638	$48,121	$98,232	$126,334

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in the benchmark interest rate, London Interbank Offered Rate (LIBOR).  Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  As of March 31, 2023, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s municipal bond securities.  This swap had a notional amount of $28.1 million as of March 31, 2023.  As of December 31, 2022, the Company had three interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities with an aggregate notional amount of $254.6 million.  During the three months ended March 31, 2023, the Company terminated two fair value hedges.  In connection with these terminated hedges, $9.4 million of hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  As of March 31, 2023 and December 31, 2022, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both March 31, 2023 and December 31, 2022.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.  On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million.  At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $6.1 million, or $4.6 million net of tax, and $7.4 million, or $5.6 million net of tax, as of March 31, 2023 and December 31, 2022, respectively.  The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.  The total remaining term over which the unrealized gain will be reclassified into earnings is 1.4 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings.  Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items.  Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $1.1 million from AOCI as a reduction to Interest expense and $4.5 million from AOCI to Interest income during the next 12 months.  As of March 31, 2023, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 13.5 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income.  As of March 31, 2023, the Company had 238 interest rate swaps with an aggregate notional amount of $3.6 billion related to this program.  As of December 31, 2022, the Company had 230 interest rate swaps with an aggregate notional amount of $3.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Interest Rate Products
Derivatives not designated as hedging instruments	$(73)	$183
Total	$(73)	$183
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$193	$36,676
Fair value adjustments on hedged items	(190)	(36,058)
Total	$3	$618

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	For the Three Months Ended March 31, 2023
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,231	$1,786	$(555)
Interest rate swaps	(1,527)	(1,527)	—	264	264	—
Total	$(1,527)	$(1,527)	$—	$1,495	$2,050	$(555)

	For the Three Months Ended March 31, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,163	$1,718	$(555)
Interest rate swaps	4,680	4,680	—	(312)	(312)	—
Total	$4,680	$4,680	$—	$851	$1,406	$(555)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2023, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.

12.  Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at March 31, 2023
Description	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$6,589	$6,589	$—	$—
U.S. Agencies	571	—	571	—
Mortgage-backed	2,387	—	2,387	—
State and political subdivisions	6,861	—	6,861	—
Corporates	1,634	1,634	—	—
Trading – other	1,781	1,781	—	—
Trading securities	19,823	10,004	9,819	—
U.S. Treasury	788,461	788,461	—	—
U.S. Agencies	172,613	—	172,613	—
Mortgage-backed	3,901,263	—	3,901,263	—
State and political subdivisions	1,342,889	—	1,342,889	—
Corporates	354,590	354,590	—	—
Collateralized loan obligations	348,081	—	348,081	—
Available-for-sale securities	6,907,897	1,143,051	5,764,846	—
Equity securities with readily determinable fair values	10,928	10,928	—	—
Company-owned life insurance	60,754	—	60,754	—
Bank-owned life insurance	513,303	—	513,303	—
Derivatives	75,638	—	75,638	—
Total	$7,588,343	$1,163,983	$6,424,360	$—
Liabilities
Derivatives	$98,232	$—	$98,232	$—
Securities sold not yet purchased	1,790	—	1,790	—
Total	$100,022	$—	$100,022	$—

	Fair Value Measurement at December 31, 2022
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$580	$580	$—	$—
U.S. Agencies	7,558	—	7,558	—
Mortgage-backed	—	—	—	—
State and political subdivisions	8,038	—	8,038	—
Corporates	1,024	1,024	—	—
Trading – other	780	780	—	—
Trading securities	17,980	2,384	15,596	—
U.S. Treasury	777,070	777,070	—	—
U.S. Agencies	171,296	—	171,296	—
Mortgage-backed	3,982,122	—	3,982,122	—
State and political subdivisions	1,362,407	—	1,362,407	—
Corporates	367,500	367,500	—	—
Collateralized loan obligations	345,952	—	345,952	—
Available for sale securities	7,006,347	1,144,570	5,861,777	—
Equity securities with readily determinable fair values	10,782	10,782	—	—
Company-owned life insurance	56,769	—	56,769	—
Bank-owned life insurance	510,293	—	510,293	—
Derivatives	48,121	—	48,121	—
Total	$7,650,292	$1,157,736	$6,492,556	$—
Liabilities
Derivatives	$126,334	$—	$126,334	$—
Securities sold not yet purchased	3,503	—	3,503	—
Total	$129,837	$—	$129,837	$—

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

Assets measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at March 31, 2023 Using
Description	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Three Months Ended March 31
Collateral dependent assets	$2,452	$—	$—	$2,452	$(1,700)
Other real estate owned	—	—	—	—	—
Total	$2,452	$—	$—	$2,452	$(1,700)

	Fair Value Measurement at December 31, 2022 Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$4,373	$—	$—	$4,373	$(2,998)
Other real estate owned	68	—	—	68	—
Total	$4,441	$—	$—	$4,441	$(2,998)

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

The estimated fair value of the Company’s financial instruments at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	Fair Value Measurement at March 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$3,961,729	$3,616,571	$345,158	$—	$3,961,729
Securities available for sale	6,907,897	1,143,051	5,764,846	—	6,907,897
Securities held to maturity (exclusive of allowance for credit losses)	5,861,664	—	5,371,862	—	5,371,862
Trading securities	19,823	10,004	9,819	—	19,823
Other securities	416,337	10,928	405,409	—	416,337
Loans (exclusive of allowance for credit losses)	21,814,394	—	21,599,387	—	21,599,387
Derivatives	75,638	—	75,638	—	75,638
FINANCIAL LIABILITIES
Demand and savings deposits	29,249,406	29,249,406	—	—	29,249,406
Time deposits	2,682,498	—	2,682,498	—	2,682,498
Other borrowings	4,960,808	176,893	4,783,915	—	4,960,808
Long-term debt	381,796	—	418,367	—	418,367
Derivatives	98,232	—	98,232	—	98,232
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2,714
Commercial letters of credit					27
Standby letters of credit					1,145

	Fair Value Measurement at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,638,384	$1,686,787	$951,597	$—	$2,638,384
Securities available for sale	7,006,347	1,144,570	5,861,777	—	7,006,347
Securities held to maturity (exclusive of allowance for credit losses)	5,861,599	—	5,280,659	—	5,280,659
Trading securities	17,980	2,384	15,596	—	17,980
Other securities	349,758	10,782	338,976	—	349,758
Loans (exclusive of allowance for credit losses)	21,033,167	—	20,816,899	—	20,816,899
Derivatives	48,121	—	48,121	—	48,121
FINANCIAL LIABILITIES
Demand and savings deposits	31,721,995	31,721,995	—	—	31,721,995
Time deposits	917,138	—	917,138	—	917,138
Other borrowings	2,222,167	62,480	2,159,687	—	2,222,167
Long-term debt	381,311	—	418,737	—	418,737
Derivatives	126,334	—	126,334	—	126,334
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					9,260
Commercial letters of credit					185
Standby letters of credit					3,982

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at March 31, 2023 and December 31, 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month period ended March 31, 2023.  It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

•	the efficacy of the Company’s methods or models in assessing business strategies or opportunities or in valuing, measuring, monitoring, or managing positions or risk;
•	the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors;
•	mergers, acquisitions, or dispositions, including the Company’s ability to integrate acquisitions and divest assets;
•	the adequacy of the Company’s succession planning for key executives or other personnel;
•	the Company’s ability to grow revenue, control expenses, or attract and retain qualified employees;
•	natural disasters, war, terrorist activities, pandemics, and their effects on economic and business environments in which the Company operates;
•

macroeconomic and adverse developments and uncertainties related to the collateral effects of the collapse of, and challenges for, domestic and international banks, including the impacts to the U.S. and global economies:

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

Overview

The rapid rise in interest rates during 2022 and in the first quarter of 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the recent bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system. There is heighted awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital. See further discussion around these items in the remaining sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company focuses on the following four core financial objectives.  Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks.  The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage.  During the first quarter of 2023, total revenue increased $37.9 million, or 11.3%, as compared to the first quarter of 2022, while noninterest expense increased $22.3 million, or 10.4%, for the same period.  As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet.  During the first quarter of 2023, the Company had an increase in net interest income of $31.3 million, or 14.9%, from the same period in 2022.  The Company has shown increased net interest income through the effects of increased volume and favorable mix shift in average earning assets and the benefit of interest free funds.  This increase is partially offset by higher deposit interest rates and borrowing costs.  These changes are driven by the higher interest rate environment compared to the first quarter of 2022. The increase in interest income was driven by a $3.9 billion, or 22.5% increase in average loans, driven by organic loan growth, coupled with the impact of higher short-term and long-term interest rates.  The funding for these assets was driven primarily by a 6.9% increase in average interest-bearing liabilities, including an increase in average borrowed funds of $928.6 million compared to the same period in 2022.  Net interest margin, on a tax-equivalent basis, increased 41 basis points compared to the same period in 2022, in large part due to repricing of earning assets and the benefit of interest free funds.  These increases were partially offset by increased deposit and borrowing costs.  Net interest spread contracted by 55 basis points during the same period.  The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy.  These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources.  The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth.  Noninterest income increased $6.5 million, or 5.3%, to $130.2 million for the three months ended March 31, 2023, compared to the same period in 2022.  This change is primarily due to increases in brokerage and trust and securities processing income, offset by an impairment of an available-for-sale security and a decrease in service charges on deposits.  See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. At March 31, 2023, noninterest income represented 35.0% of total revenues, compared to 37.0% at March 31, 2022.  The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management.  The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program.  At March 31, 2023, the Company had $2.8 billion in total shareholders’ equity. This is an increase of $66.3 million, or 2.4%, compared to total shareholders’ equity at March 31, 2022.  At March 31, 2023, the Company had a total risk-based capital ratio of 12.49%.  The Company repurchased 89,036 shares of common stock at an average price of $88.75 per share during the first quarter of 2023.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2023.  The changes identified in the summary are explained in greater detail below.  The Company recorded net income of $92.4 million for the three-month period ended March 31, 2023, compared to net income of $106.0 million for the same period a year earlier.  Basic earnings per share for the first quarter of 2023 was $1.91 per share ($1.90 per share fully-diluted) compared to basic earnings per share of $2.19 per share ($2.17 per share fully-diluted) for the first quarter of 2022.  Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2023 were 0.97% and 13.76%, respectively, compared to 1.10% and 14.65%, respectively, for the three-month period ended March 31, 2022.

Net interest income for the three-month period ended March 31, 2023 increased $31.3 million, or 14.9%, compared to the same period in 2022.  For the three-month period ended March 31, 2023, average earning assets decreased by $1.0 billion, or 2.7%, compared to the same period in 2022.  Net interest margin, on a tax-equivalent basis, increased to 2.76% for the three-month period ended March 31, 2023, compared to 2.35% for the same period in 2022.

The provision for credit losses increased by $29.8 million for the three-month period ended March 31, 2023, as compared to the same period in 2022.  Provision expense for both periods is primarily impacted by macro-economic data and portfolio credit metrics.  The Company’s nonperforming loans decreased $94.9 million to $15.5 million at March 31, 2023, compared to March 31, 2022. The ACL on loans as a percentage of total loans decreased to 0.97% as of March 31, 2023, compared to 1.01% at March 31, 2022.  For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $6.5 million, or 5.3%, for the three-month period ended March 31, 2023, compared to the same period in 2022.  These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $22.3 million, or 10.4%, for the three-month period ended March 31, 2023, compared to the same period in 2022.  These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities.  The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income.  Net interest income for the three-month period ended March 31, 2023 increased $31.3 million, or 14.9%, compared to the same period in 2022.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2023 decreased 55 basis points as compared to the same period in 2022.  Net interest margin for the three months ended March 31, 2023 increased 41 basis points compared to the same period in 2022. The changes are primarily due to favorable rate and volume variances on loans and an increased benefit of interest free funds, partially offset by unfavorable rate variances on interest-bearing liabilities and increased volume variance on other borrowed funds.  These variances have led to an increase in the Company’s net interest income during 2023, as compared to results for the same period in 2022. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year.  For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.  All average balances are daily average balances.  The average yield on earning assets without the tax-equivalent basis adjustment would have been 4.55% for the three-month period ended March 31, 2023, and 2.40% for the same period in 2022.

	Three Months Ended March 31,
	2023		2022
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$21,271,600	5.88%	$17,361,077	3.49%
Securities:
Taxable	9,349,351	2.30	9,461,567	1.86
Tax-exempt	3,845,266	3.35	4,039,739	3.03
Total securities	13,194,617	2.61	13,501,306	2.21
Federal funds and resell agreements	451,188	5.08	1,265,776	0.78
Interest-bearing due from banks	1,533,704	4.27	5,320,360	0.19
Other earning assets	9,258	6.31	20,836	4.38
Total earning assets	36,460,367	4.62	37,469,355	2.47
Allowance for credit losses	(196,128)		(198,217)
Other assets	2,239,140		1,882,376
Total assets	$38,503,379		$39,153,514
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$19,643,168	2.64%	$18,554,694	0.13%
Federal funds and repurchase agreements	2,461,942	3.84	2,973,785	0.29
Borrowed funds	1,200,346	5.36	271,731	4.66
Total interest-bearing liabilities	23,305,456	2.91	21,800,210	0.21
Noninterest-bearing demand deposits	11,919,277		14,025,585
Other liabilities	554,211		394,714
Shareholders' equity	2,724,435		2,933,005
Total liabilities and shareholders' equity	$38,503,379		$39,153,514
Net interest spread		1.71%		2.26%
Net interest margin		2.76		2.35

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate.  Table 2 also reflects the effect that interest-free funds have on net interest margin.  The average balance of interest-free funds (total earning assets less interest-bearing liabilities) decreased $2.5 billion for the three-month period ended March 31, 2023, compared to the same period in 2022.  The benefit from interest-free funds increased 96 basis points compared to the same period in 2022.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2023 and 2022
	Volume	Rate	Total
Change in interest earned on:
Loans	$39,362	$119,609	$158,971
Securities:
Taxable	(521)	10,188	9,667
Tax-exempt	(1,543)	2,994	1,451
Federal funds sold and resell agreements	(2,485)	5,686	3,201
Interest-bearing due from banks	(2,954)	16,663	13,709
Trading	(139)	88	(51)
Interest income	31,720	155,228	186,948
Change in interest incurred on:
Interest-bearing deposits	383	121,343	121,726
Federal funds purchased and repurchase agreements	(433)	21,587	21,154
Other borrowed funds	12,196	531	12,727
Interest expense	12,146	143,461	155,607
Net interest income	$19,574	$11,767	$31,341

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2023	2022	Change
Average earning assets	$36,460,367	$37,469,355	$(1,008,988)
Interest-bearing liabilities	23,305,456	21,800,210	1,505,246
Interest-free funds	$13,154,911	$15,669,145	$(2,514,234)
Free funds ratio (interest free funds to average earning assets)	36.08%	41.82%	(5.74)%
Tax-equivalent yield on earning assets	4.62	2.47	2.15
Cost of interest-bearing liabilities	2.91	0.21	2.70
Net interest spread	1.71	2.26	(0.55)
Benefit of interest-free funds	1.05	0.09	0.96
Net interest margin	2.76%	2.35%	0.41%

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

Based on the factors above, management of the Company recorded $23.3 million as provision for credit losses for the three-month period ended March 31, 2023, compared to a reduction of $6.5 million for the same period in 2022.  This change is the result of applying the methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment.  As illustrated in Table 3 below, the ACL on loans decreased to 0.97% of total loans as of March 31, 2023, compared to 1.01% of total loans as of March 31, 2022.

Table 3 presents a summary of the Company’s ACL for the three-month periods ended March 31, 2023 and 2022, and for the year ended December 31, 2022.  Net charge-offs were $4.6 million for the three-month period ended March 31, 2023, compared to $8.4 million for the same period in 2022.  See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2023	2022	2022
Allowance – January 1	$194,243	$196,711	$196,711
Provision for credit losses	23,250	(7,000)	37,400
Charge-offs:
Commercial and industrial	(2,819)	(8,202)	(37,269)
Specialty lending	—	—	—
Commercial real estate	(21)	—	(29)
Consumer real estate	(1,121)	(32)	(57)
Consumer	(269)	(158)	(800)
Credit cards	(1,604)	(1,465)	(6,150)
Leases and other	—	—	—
Total charge-offs	(5,834)	(9,857)	(44,305)
Recoveries:
Commercial and industrial	788	661	1,550
Specialty lending	1	—	433
Commercial real estate	—	362	385
Consumer real estate	13	28	131
Consumer	22	29	126
Credit cards	367	399	1,812
Leases and other	—	—	—
Total recoveries	1,191	1,479	4,437
Net charge-offs	(4,643)	(8,378)	(39,868)
Allowance for credit losses – end of period	$212,850	$181,333	$194,243
Allowance for credit losses on loans	$210,509	$179,288	$191,836
Allowance for credit losses on held-to-maturity securities	2,341	2,045	2,407
Loans at end of period, net of unearned interest	21,812,972	17,731,700	21,031,189
Held-to-maturity securities at end of period	5,861,664	4,602,232	5,861,599
Total assets at amortized cost	27,674,636	22,333,932	26,892,788
Average loans, net of unearned interest	21,269,730	17,360,071	18,822,416
Allowance for credit losses on loans to loans at end of period	0.97%	1.01%	0.91%
Allowance for credit losses – end of period to total assets at amortized cost	0.77%	0.81%	0.72%
Allowance as a multiple of net charge-offs	11.30x	5.34x	4.87x
Net charge-offs to average loans	0.09%	0.20%	0.21%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2023	2022	23-22	23-22
Trust and securities processing	$62,359	$59,528	$2,831	4.8%
Trading and investment banking	5,308	5,440	(132)	(2.4)
Service charges on deposits	21,159	24,642	(3,483)	(14.1)
Insurance fees and commissions	274	259	15	5.8
Brokerage fees	13,676	3,456	10,220	295.7
Bankcard fees	18,172	16,635	1,537	9.2
Investment securities losses, net	(5,324)	(522)	(4,802)	(919.9)
Other	14,576	14,240	336	2.4
Total noninterest income	$130,200	$123,678	$6,522	5.3%

Noninterest income increased by $6.5 million, or 5.3%, during the three-month period ended March 31, 2023, compared to the same period in 2022.  Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing.  The increase in these fees for the three-month period ended March 31, 2023, compared to the same period in 2022, was primarily due to an increase in corporate trust and fund services revenues.  For the three-month period ended March 31, 2023, corporate trust revenue increased $2.3 million, or 19.2% and fund services revenue increased $1.3 million, or 3.9%, offset by a decrease in trust services revenue of $0.7 million, or 5.1%.  The recent volatile markets have impacted the income in this category.  Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets.  Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Service charges on deposit accounts for the three-month period ended March 31, 2023 decreased by $3.5 million, or 14.1%, compared to the same period last year, driven by lower healthcare income related to customer termination fees received in the first quarter of 2022.

Brokerage fees for the three-month period ended March 31, 2023 increased $10.2 million, or 295.7%, compared to the same period in 2022.  This increase was driven by higher 12b-1 and money market income.

Bankcard fees for the three-month period ended March 31, 2023 increased $1.5 million, or 9.2%, compared to the same period in 2022.  This increase was driven by higher interchange income, partially offset by higher rebate costs.

Investment securities losses, net for the three-month period ended March 31, 2023 increased by $4.8 million, or 919.9%, compared to the same period in 2022. This increase was driven by the $4.8 million impairment of an available-for-sale subordinated debt security.  The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets.  The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations.  This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2023	2022	23-22	23-22
Salaries and employee benefits	$142,498	$130,634	$11,864	9.1%
Occupancy, net	12,177	12,232	(55)	(0.4)
Equipment	17,849	18,164	(315)	(1.7)
Supplies and services	3,875	3,262	613	18.8
Marketing and business development	5,335	4,932	403	8.2
Processing fees	23,240	18,443	4,797	26.0
Legal and consulting	7,285	6,911	374	5.4
Bankcard	7,133	6,567	566	8.6
Amortization of other intangible assets	2,298	1,071	1,227	114.6
Regulatory fees	5,551	3,482	2,069	59.4
Other	9,811	9,080	731	8.1
Total noninterest expense	$237,052	$214,778	$22,274	10.4%

Noninterest expense increased by $22.3 million, or 10.4%, for the three-month period ended March 31, 2023, compared to the same period in 2022.  Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $11.9 million, or 9.1%, for the three-month period ended March 31, 2023, compared to the same period in 2022. Salaries and wages expense increased $11.0 million, or 14.8%, employee benefits expense increased $4.7 million, or 17.2%, partially offset by a decrease in bonus and commission expense of $3.8 million, or 13.1%, for the three-month period ended March 31, 2023, compared to the same period in 2022.

Processing fees increased $4.8 million, or 26.0%, for the three-month period ended March 31, 2023, compared to the same period in 2022, primarily due to increased software subscription cost.

Amortization of other intangible assets expense increased $1.2 million, or 114.6%, for the three-month period ended March 31, 2023, compared to the same period in 2022, primarily due to the acquisition of the healthcare savings account business from Old National Bank, completed in the fourth quarter of 2022.

Regulatory fees increased $2.1 million, or 59.4%, for the three-month period ended March 31, 2023, compared to the same period in 2022, primarily due to increased deposit insurance costs.

Income Tax Expense

The Company’s effective tax rate was 17.2% for the three months ended March 31, 2023, compared to 15.7% for the same period in 2022. The effective tax rate increased primarily as a result of a decrease in excess tax benefits associated with stock compensation recorded in the first quarter of 2023 compared to the same period a year earlier.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking.  The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments.  For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2023.  Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$151,027	$145,002	$6,025	4.2%
Provision for credit losses	21,045	(7,040)	28,085	398.9
Noninterest income	22,902	26,700	(3,798)	(14.2)
Noninterest expense	84,002	79,589	4,413	5.5
Income before taxes	68,882	99,153	(30,271)	(30.5)
Income tax expense	11,825	15,606	(3,781)	(24.2)
Net income	$57,057	$83,547	$(26,490)	(31.7)%

For the three-month period ended March 31, 2023, Commercial Banking net income decreased $26.5 million to $57.1 million, as compared to the same period in 2022.  Net interest income increased $6.0 million, or 4.2%, for the three-month period ended March 31, 2023, compared to the same period in 2022, primarily driven by strong loan growth, earning asset mix changes and the increase in short-term interest rates.  Provision for credit losses increased $28.1 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2023 as compared to 2022. Noninterest income decreased $3.8 million, or 14.2%, compared to the same period in 2022, primarily due to a decrease of $4.4 million in other income driven by reduced derivative income and the gain on sale of the Company’s factoring loan portfolio recorded in the first quarter of 2022. Noninterest expense increased $4.4 million, or 5.5%, to $84.0 million for the three-month period ended March 31, 2023, compared to the same period in 2022.  This increase was driven by a $5.4 million increase in technology, service, and overhead expenses and an increase of $0.9 million in regulatory fees, and was partially offset by a decrease of $2.2 million in other noninterest expense due to lower operational losses and loan expense in the first quarter of 2023.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$55,085	$26,253	$28,832	109.8%
Provision for credit losses	96	151	(55)	(36.4)
Noninterest income	84,238	73,272	10,966	15.0
Noninterest expense	89,372	75,602	13,770	18.2
Income before taxes	49,855	23,772	26,083	109.7
Income tax expense	8,558	3,741	4,817	128.8
Net income	$41,297	$20,031	$21,266	106.2%

For the three-month period ended March 31, 2023, Institutional Banking net income increased $21.3 million, or 106.2%, compared to the same period last year.  Net interest income increased $28.8 million, or 109.8%, compared to the same period last year, driven by an increase in funds transfer pricing due to an increase in short-term interest rates. Noninterest income increased $11.0 million, or 15.0%, primarily due to increases of $10.3 million in brokerage fees driven by higher mutual fund and 12b-1 income, and $1.1 million in bankcard income driven by higher interchange income. Noninterest expense increased $13.8 million, or 18.2%, primarily driven by increases of $5.8 million in salary and employee benefits expense, $3.5 million in technology, service, and overhead expenses, $1.5 million in other noninterest expense driven by higher operational losses, $1.1 million in intangible amortization expense driven by the acquisition of the healthcare savings account business from Old National Bank completed in the fourth quarter of 2022, $0.8 million in increased bankcard expense and $0.7 million in regulatory fees.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$35,584	$39,100	$(3,516)	(9.0)%
Provision for credit losses	2,109	389	1,720	442.2
Noninterest income	23,060	23,706	(646)	(2.7)
Noninterest expense	63,678	59,587	4,091	6.9
(Loss) income before taxes	(7,143)	2,830	(9,973)	(352.4)
Income tax (benefit) expense	(1,226)	445	(1,671)	(375.5)
Net (loss) income	$(5,917)	$2,385	$(8,302)	(348.1)%

For the three-month period ended March 31, 2023, Personal Banking net income decreased $8.3 million to a net loss of $5.9 million, as compared to the same period in 2022.  Net interest income decreased $3.5 million, or 9.0%, compared to the same period last year due to higher deposit interest expense driven by the increase in short-term interest rates.  Provision for credit losses increased $1.7 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2023 as compared to 2022. Noninterest income decreased $0.6 million, or 2.7%, for the same period driven by a decrease of $0.9 million in trust and securities processing income. Noninterest expense increased $4.1 million, or 6.9%, primarily due to an increase of $1.9 million in technology, service, and overhead expenses, an increase of $1.2 million in operational losses, and increases of $0.4 million in both regulatory fees and salaries and employee benefits expense.

Balance Sheet Analysis

Total assets of the Company increased by $2.1 billion, or 5.4%, as of March 31, 2023, compared to December 31, 2022, primarily due to an increase of $1.9 billion, or 164.7% in interest-bearing due from banks, an increase of $781.8 million, or 3.7%, in loan balances, partially offset by a decrease of $590.4 million, or 61.6%, in federal funds sold and securities purchased under agreements to resell.

Total assets of the Company increased $1.4 million as of March 31, 2023, compared to March 31, 2022, primarily due to an increase in loan balances of $4.1 billion, or 23.0%, partially offset by a decrease in interest-bearing due from banks of $3.2 billion, or 50.9%, and a decrease of $951.7 million, or 72.1% in federal funds sold and securities purchased under agreements to resell.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2023	2022	2022
Total assets	$40,607,190	$40,605,742	$38,512,461
Loans, net of unearned interest	21,814,394	17,732,084	21,033,167
Total securities	13,205,721	13,501,507	13,235,684
Interest-bearing due from banks	3,121,323	6,355,941	1,179,105
Total earning assets	38,509,596	38,909,341	36,406,553
Total deposits	31,931,904	34,362,565	32,639,133
Total borrowed funds	5,342,604	3,112,571	2,603,478

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

Actual loan balances totaled $21.8 billion as of March 31, 2023, and increased $781.8 million, or 3.7%, compared to December 31, 2022, and increased $4.1 billion, or 23.0%, compared to March 31, 2022.  Compared to December 31, 2022, commercial real estate loans increased $433.2 million, or 5.7%, and commercial and industrial loans increased $371.8 million, or 4.0%.  Compared to March 31, 2022, commercial and industrial loans increased $2.0 billion, or 25.8%, commercial real estate loans increased $1.6 billion, or 25.4%, and consumer real estate loans increased $375.6 million, or 15.7%. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments.  Investment securities totaled $13.2 billion as of both March 31, 2023, and December 31, 2022, and comprised 34.3% and 36.5% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 52.3% of the Company’s investment securities portfolio at March 31, 2023 and 52.9% at December 31, 2022.  The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.  This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources.  The average life of the AFS securities portfolio was 59.8 months at March 31, 2023, compared to 62.3 months at December 31, 2022, and 74.1 months at March 31, 2022.  In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity.  The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities.  There were $10.1 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2023 and December 31, 2022, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds.  The HTM portfolio, net of the ACL, totaled $5.9 billion at both March 31, 2023 and December 31, 2022.  The average life of the HTM portfolio was 9.1 years at March 31, 2023, compared to 9.3 years at December 31, 2022, and 8.6 years at March 31, 2022.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.61% for the three-month period ended March 31, 2023, compared to 2.21% for the same period in 2022.

At March 31, 2023, the unrealized pre-tax net loss on the AFS securities portfolio was $677.7 million, or 8.9% of the $7.6 billion amortized cost value, an improvement of $93.9 million as compared to December 31, 2022.  At March 31, 2023, the unrealized pre-tax net loss on the securities designated as HTM was $489.8 million, or 8.4% of amortized cost value, compared to $580.9 million at December 31, 2022. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category.  The transfer of securities was made at fair value at the time of transfer.  The remaining balance of unrealized pre-tax losses related to transferred securities was $237.1 million as of March 31, 2023, and $247.0 million as of December 31, 2022, and was included in the amortized cost balance of HTM securities.  See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

At March 31, 2023, the total after-tax unrealized net losses on AFS and HTM securities portfolio represented 31.5% of common equity tier 1 capital.  As of March 31, 2023, common equity tier 1 capital totaled $3.2 billion and excluded $626.8 million of accumulated other comprehensive loss. At March 31, 2023, an after-tax gain of $57.2 million was included in AOCI related to the Company’s fair value hedges of municipal securities.  During 2021, the Company entered into ten of these hedge transactions, nine of which have since been terminated.  The gain on the terminated hedges is being amortized over the remaining life of the underlying bonds.

Deposits and Borrowed Funds

Deposits decreased $707.2 million, or 2.2%, from December 31, 2022 to March 31, 2023 and decreased $2.4 billion, or 7.1%, from March 31, 2022 to March 31, 2023.  Total noninterest-bearing deposits decreased $771.6 million and total interest-bearing deposits increased $64.3 million from December 31, 2022 to March 31, 2023. Total noninterest-bearing deposits decreased $3.5 billion, and interest-bearing deposits increased $1.0 billion from March 31, 2022 to March 31, 2023. Deposits can fluctuate at quarter-end due to the operational nature of our commercial and institutional clients and typical seasonal declines in public funds deposits, particularly in the first quarter. The decrease in deposits and shift from noninterest-bearing to interest-bearing is related to the recent increases in short-term and long-term interest rates as well as recent industry volatility.  Noninterest-bearing deposits were 39.1%, 40.6%, and 46.4% of total deposits at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Deposits represent the Company’s primary funding source for its asset base.  In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and mutual fund servicing businesses, in order to attract and retain additional deposits.  Management believes a strong core deposit composition is one of the Company’s key strengths given its competitive product mix. For the three months ended March 31, 2023, 45% of customer deposits were from the Commercial operating segment.  Within the Company’s commercial deposits, no one industry sector represented more than 5% of average deposits as of March 31, 2023.  Additionally, approximately 55% of depositors have been with the Company for at least ten years.

As of March 31, 2023, there were an estimated $21.3 billion of uninsured deposits, a decrease of $3.4 billion as compared to December 31, 2022, and a decrease of $4.7 billion as compared to March 31, 2022. Estimated uninsured deposits comprised approximately 66.6%, 75.5%, and 75.6% of total deposits as of March 31, 2023, December 31, 2022, and March 31, 2022, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits.  Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a.  Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio.  Excluding affiliate deposits of $2.0 billion and collateralized deposits of $5.5 billion, the adjusted estimated uninsured deposits were $13.8 billion as of March 31, 2023.  The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 43.1% as of March 31, 2023.  The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 51.0% as of December 31, 2022, and 56.0% as of March 31, 2022.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage.  As of March 31, 2023, the Company had $811.2 million of deposits in the program.

Long-term debt totaled $381.8 million at March 31, 2023, compared to $381.3 million as of December 31, 2022, and $272.0 million as of March 31, 2022.  In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032.  The Company received $107.9 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank.  The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.64%, due to issuance costs, with an interest rate reset date of September 2027.

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

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option either 1.4% above the Secured Overnight Financing Rate (SOFR) or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit.  As of March 31, 2023, the Company had no advances outstanding on this revolving line of credit.

Short-term debt totaled $2.8 billion as March 31, 2023 and consists of a $1.8 billion short-term borrowing with the FHLB of Des Moines and a $1.0 billion borrowing at the Federal Reserve Discount Window.  Both borrowings mature during the second quarter of 2023 and have interest rates of 5.0%.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.2 billion as of both March 31, 2023 and December 31, 2022, and $2.8 billion at March 31, 2022. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.  The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility.

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

Total shareholders’ equity was $2.8 billion at March 31, 2023, a $147.6 million increase compared to December 31, 2022, and a $66.3 million increase compared to March 31, 2022. Total accumulated other comprehensive loss was $626.8 million at March 31, 2023.  This is an improvement of $76.0 million as compared to December 31, 2022, and a decline of $283.6 million as compared to March 31, 2022.

The Company’s Board of Directors authorized, at its April 26, 2022 and April 27, 2021 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization).  During the three-month periods ended March 31, 2023 and 2022, the Company acquired 89,036 shares and 226,706 shares, respectively, of its common stock pursuant to the applicable Repurchase Authorization.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.38 per share quarterly cash dividend payable on July 3, 2023, to shareholders of record at the close of business on June 12, 2023.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $82.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company had a $1.8 billion short-term advance outstanding at FHLB of Des Moines as of March 31, 2023. Additionally, in March 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in June 2023. The Company’s remaining borrowing capacity with the FHLB was $866.2 million as of March 31, 2023.

The Company had a $1.0 billion short-term borrowing outstanding at the Federal Reserve Discount Window as of March 31, 2023.  The Company’s remaining borrowing capacity at the Federal Reserve Discount Window was $7.4 billion as of March 31, 2023.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $5.1 billion available via cash, unpledged bond collateral, and the IntraFi Cash Service program.

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

The Company's capital position as of March 31, 2023 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended
	March 31,
RATIOS	2023	2022
Common equity tier 1 capital ratio	10.57%	11.81%
Tier 1 risk-based capital ratio	10.57	11.81
Total risk-based capital ratio	12.49	13.55
Leverage ratio	8.35	7.53
Return on average assets	0.97	1.10
Return on average equity	13.76	14.65
Average equity to assets	7.08	7.49

The Company's per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2023	2022
Earnings – basic	$1.91	$2.19
Earnings – diluted	1.90	2.17
Cash dividends	0.38	0.37
Dividend payout ratio	19.9%	16.9%
Book value	$58.03	$56.78

Off-balance Sheet Arrangements

The Company’s main off-balance sheet arrangements are loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates.  See Note 10, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for detailed information on these arrangements.  The level of the outstanding commitments could be impacted by volatility in the economic markets and governmental responses to inflation, geopolitical tensions, and supply chain constraints.  These changing conditions could have impacts on the consolidated balance sheets of the Company for the remainder of the year.

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin.  This analysis incorporates all of the Company’s assets and liabilities together with assumptions that reflect the current interest rate environment.  Through these simulations, management estimates the impact on net interest income of a 200-basis-point upward or a 200-basis-point downward gradual change (e.g. ramp) and immediate change (e.g. shock) of market interest rates over a two year period.  In ramp scenarios, rates change gradually for a one-year period and remain constant in year two.  In shock scenarios, rates change immediately and the change is sustained for the remainder of the two-year scenario horizon.  Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies.  Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes.  The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 11 shows the net interest income increase or decrease over the next two years as of March 31, 2023 and 2022 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(1.8)%	3.9%	5.5%	15.4%
100	(0.8)	1.7	2.8	7.5
Static	—	—	—	—
(100)	0.8	(3.4)	(3.0)	(9.7)
(200)	1.9	n/a	(6.2)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	0.8%	7.5%	7.9%	15.7%
100	0.4	3.4	4.0	7.6
Static	—	—	—	—
(100)	(0.6)	(6.0)	(4.3)	(10.9)
(200)	(1.3)	n/a	(9.3)	n/a

The Company is positioned relatively neutral to changes in interest rates in the next year.  Net interest income is predicted to decrease in all upward rate ramp scenarios and increase in all upward rate shock scenarios.  In down rate scenarios, net interest income is predicted to increase in rate ramp scenarios and decrease in rate shock scenarios. The largest change in net interest income relative to base in either rate ramp or shock scenarios is less than 2% in year one.  In year two, net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures.  The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters.  The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities.  The trading securities and related hedging instruments are marked-to-market daily.  The trading account had a balance of $19.8 million as of March 31, 2023, $18.0 million as of December 31, 2022, and $17.1 million as of March 31, 2022.  Securities sold not yet purchased (i.e., short positions) totaled $1.8 million at March 31, 2023, $3.5 million as of December 31, 2022, and $1.6 million at March 31, 2022 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans.  Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual.  The Company’s nonperforming loans decreased $94.9 million to $15.5 million at March 31, 2023, compared to March 31, 2022, and decreased $3.8 million, compared to December 31, 2022.  The decrease in nonperforming loans as compared to March 31, 2022 is primarily related to two credits in the commercial and industrial loan segment.

The Company had $68 thousand of other real estate owned as of December 31, 2022. Loans past due more than 90 days and still accruing interest totaled $1.7 million as of March 31, 2023, compared to $3.6 million at March 31, 2022 and $1.6 million as of December 31, 2022.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted.  The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $6.0 million of restructured loans at March 31, 2023, $7.1 million at March 31, 2022, and $5.2 million at December 31, 2022.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2023	2022	2022
Nonaccrual loans	$12,954	$103,429	$16,838
Restructured loans on nonaccrual	2,526	6,927	2,431
Total nonperforming loans	15,480	110,356	19,269
Other real estate owned	—	—	68
Total nonperforming assets	$15,480	$110,356	$19,337
Loans past due 90 days or more	$1,723	$3,600	$1,617
Restructured loans accruing	3,428	185	2,790
Allowance for credit losses on loans	210,509	179,288	191,836
Ratios:
Nonperforming loans as a percent of loans	0.07%	0.62%	0.09%
Nonperforming assets as a percent of loans plus other real estate owned	0.07	0.62	0.09
Nonperforming assets as a percent of total assets	0.04	0.27	0.05
Loans past due 90 days or more as a percent of loans	0.01	0.02	0.01
Allowance for credit losses on loans as a percent of loans	0.97	1.01	0.91
Allowance for credit losses on loans as a multiple of nonperforming loans	13.60x	1.62x	9.96x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds.  The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position.  The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.9 billion of high-quality securities available for sale as of March 31, 2023.  The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits.  Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements.  All customer repurchase agreements require collateral in the form of a security.  The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations.  These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction.  There were $10.1 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2023 and December 31, 2022, respectively.

The Company also has other commercial commitments that may impact liquidity.  These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit.  The total amount of these commercial commitments at March 31, 2023 was $17.6 billion.  Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes.  The interest rate applied to borrowed balances will be at the Company’s option, either 1.4% above SOFR or 1.75% below the prime rate on the date of an advance.  The Company pays a 0.4% unused commitment fee for unused portions of the line of credit.  The Company had no advances outstanding as of March 31, 2023.

The Company is a member bank of the FHLB.  The Company owns $82.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances.  The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.  The Company had a $1.8 billion short-term advance outstanding at FHLB of Des Moines as of March 31, 2023. Additionally, in March 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in June 2023. The Company’s remaining borrowing capacity with the FHLB was $866.2 million as of March 31, 2023.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings.  In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended March 31, 2023.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	45,840	$86.57	45,840	1,847,681
February 1 - February 28, 2023	43,196	91.06	43,196	1,804,485
March 1 - March 31, 2023	—	—	—	1,804,485
Total	89,036	$88.75	89,036

On April 26, 2022, the Company announced a plan to repurchase up to two million shares of common stock, which terminated on April 25, 2023.  The Company has not made any repurchases other than through these Repurchase Authorizations.  The Company is not currently engaging in repurchases.  In the future, it may determine to resume repurchases.  All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act.  Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

ITEM 6.  EXHIBITS

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: April 27, 2023