Form 10-Q
period 2023-06-30
UMB FINANCIAL CORP
filed 2023-07-27
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-38481

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

As of July 24, 2023, UMB Financial Corporation had 48,519,458 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Loans	$22,483,542	$21,031,189
Allowance for credit losses on loans	(222,161)	(191,836)
Net loans	22,261,381	20,839,353
Loans held for sale	3,819	1,978
Securities:
Available for sale (amortized cost of $7,434,480 and $7,777,950, respectively)	6,668,615	7,006,347
Held to maturity, net of allowance for credit losses of $2,828 and $2,407, respectively (fair value of $5,234,236 and $5,280,659, respectively)	5,807,763	5,859,192
Trading securities	28,887	17,980
Other securities	428,149	349,758
Total securities	12,933,414	13,233,277
Federal funds sold and securities purchased under agreements to resell	319,838	958,597
Interest-bearing due from banks	3,369,911	1,179,105
Cash and due from banks	431,527	500,682
Premises and equipment, net	255,127	263,649
Accrued income	190,387	189,231
Goodwill	207,385	207,385
Other intangibles, net	75,184	78,724
Other assets	1,195,069	1,060,480
Total assets	$41,243,042	$38,512,461

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,142,906	$13,260,363
Interest-bearing demand and savings	18,184,063	18,461,632
Time deposits under $250,000	2,665,166	379,087
Time deposits of $250,000 or more	528,326	538,051
Total deposits	33,520,461	32,639,133
Federal funds purchased and repurchase agreements	2,050,583	2,222,167
Short-term debt	1,800,000	—
Long-term debt	382,280	381,311
Accrued expenses and taxes	256,845	239,624
Other liabilities	401,245	363,133
Total liabilities	38,411,414	35,845,368

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,517,750 and 48,319,404 shares outstanding, respectively	55,057	55,057
Capital surplus	1,124,977	1,125,949
Retained earnings	2,681,448	2,536,086
Accumulated other comprehensive loss, net	(685,831)	(702,735)
Treasury stock, 6,538,980 and 6,737,326 shares, at cost, respectively	(344,023)	(347,264)
Total shareholders' equity	2,831,628	2,667,093
Total liabilities and shareholders' equity	$41,243,042	$38,512,461

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans	$342,994	$169,919	$651,435	$319,389
Securities:
Taxable interest	54,587	47,295	107,636	90,677
Tax-exempt interest	25,550	23,538	50,856	47,393
Total securities income	80,137	70,833	158,492	138,070
Federal funds and resell agreements	3,889	3,497	9,540	5,947
Interest-bearing due from banks	34,206	4,207	50,372	6,664
Trading securities	154	114	288	299
Total interest income	461,380	248,570	870,127	470,369
INTEREST EXPENSE
Deposits	170,550	15,439	298,449	21,612
Federal funds and repurchase agreements	24,745	4,998	48,047	7,146
Other	40,474	3,342	56,324	6,465
Total interest expense	235,769	23,779	402,820	35,223
Net interest income	225,611	224,791	467,307	435,146
Provision for credit losses	13,000	13,400	36,250	6,900
Net interest income after provision for credit losses	212,611	211,391	431,057	428,246
NONINTEREST INCOME
Trust and securities processing	61,589	58,886	123,948	118,414
Trading and investment banking	4,800	7,123	10,108	12,563
Service charges on deposit accounts	21,381	20,835	42,540	45,477
Insurance fees and commissions	225	245	499	504
Brokerage fees	13,604	12,391	27,280	15,847
Bankcard fees	18,579	17,840	36,751	34,475
Investment securities gains (losses), net	900	60,720	(4,424)	60,198
Other	17,004	(1,705)	31,580	12,535
Total noninterest income	138,082	176,335	268,282	300,013
NONINTEREST EXPENSE
Salaries and employee benefits	143,312	121,390	285,810	252,024
Occupancy, net	11,746	11,976	23,923	24,208
Equipment	17,086	18,315	34,935	36,479
Supplies and services	4,195	3,492	8,070	6,754
Marketing and business development	7,124	5,308	12,459	10,240
Processing fees	26,572	19,338	49,812	37,781
Legal and consulting	7,059	11,265	14,344	18,176
Bankcard	8,307	5,880	15,440	12,447
Amortization of other intangible assets	2,117	1,225	4,415	2,296
Regulatory fees	6,123	3,464	11,674	6,946
Other	7,032	12,474	16,843	21,554
Total noninterest expense	240,673	214,127	477,725	428,905
Income before income taxes	110,020	173,599	221,614	299,354
Income tax expense	19,910	36,043	39,067	55,835
NET INCOME	$90,110	$137,556	$182,547	$243,519

PER SHARE DATA
Net income – basic	$1.86	$2.85	$3.77	$5.03
Net income – diluted	1.85	2.83	3.75	4.99
Dividends	0.38	0.37	0.76	0.74
Weighted average shares outstanding – basic	48,514,277	48,347,226	48,474,865	48,376,868
Weighted average shares outstanding – diluted	48,668,413	48,673,964	48,707,487	48,755,059

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$90,110	$137,556	$182,547	$243,519
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(87,505)	(308,352)	6,152	(931,262)
Less: Reclassification adjustment for net losses included in net income	—	—	433	—
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	10,312	12,539	20,295	13,121
Change in unrealized gains and losses on debt securities	(77,193)	(295,813)	26,880	(918,141)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	1,848	4,437	321	9,117
Less: Reclassification adjustment for net gains included in net income	(2,660)	(1,090)	(5,221)	(1,941)
Change in unrealized gains and losses on derivative hedges	(812)	3,347	(4,900)	7,176
Other comprehensive (loss) income, before tax	(78,005)	(292,466)	21,980	(910,965)
Income tax benefit (expense)	18,950	70,791	(5,076)	219,848
Other comprehensive (loss) income	(59,055)	(221,675)	16,904	(691,117)
Comprehensive income (loss)	$31,055	$(84,119)	$199,451	$(447,598)

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – April 1, 2022	$55,057	$1,109,585	$2,265,129	$(343,128)	$(338,238)	$2,748,405
Total comprehensive income (loss)	—	—	137,556	(221,675)	—	(84,119)
Dividends ($0.37 per share)	—	—	(18,231)	—	—	(18,231)
Purchase of treasury stock	—	—	—	—	(9,319)	(9,319)
Issuances of equity awards, net of forfeitures	—	—	—	—	—	—
Recognition of equity-based compensation	—	5,738	—	—	—	5,738
Sale of treasury stock	—	90	—	—	57	147
Exercise of stock options	—	91	—	—	176	267
Balance – June 30, 2022	$55,057	$1,115,504	$2,384,454	$(564,803)	$(347,324)	$2,642,888

Balance – April 1, 2023	$55,057	$1,120,877	$2,609,928	$(626,776)	$(344,427)	$2,814,659
Total comprehensive income (loss)	—	—	90,110	(59,055)	—	31,055
Dividends ($0.38 per share)	—	—	(18,590)	—	—	(18,590)
Purchase of treasury stock	—	—	—	—	—	—
Issuances of equity awards, net of forfeitures	—	—	—	—	—	—
Recognition of equity-based compensation	—	3,939	—	—	—	3,939
Sale of treasury stock	—	44	—	—	84	128
Exercise of stock options	—	117	—	—	320	437
Balance – June 30, 2023	$55,057	$1,124,977	$2,681,448	$(685,831)	$(344,023)	$2,831,628

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2022	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	243,519	(691,117)	—	(447,598)
Dividends ($0.74 per share)	—	—	(36,063)	—	—	(36,063)
Purchase of treasury stock	—	—	—	—	(31,806)	(31,806)
Issuances of equity awards, net of forfeitures	—	(6,630)	—	—	7,309	679
Recognition of equity-based compensation	—	11,223	—	—	—	11,223
Sale of treasury stock	—	174	—	—	111	285
Exercise of stock options	—	217	—	—	527	744
Balance – June 30, 2022	$55,057	$1,115,504	$2,384,454	$(564,803)	$(347,324)	$2,642,888

Balance – January 1, 2023	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income	—	—	182,547	16,904	—	199,451
Dividends ($0.76 per share)	—	—	(37,185)	—	—	(37,185)
Purchase of treasury stock	—	—	—	—	(7,902)	(7,902)
Issuances of equity awards, net of forfeitures	—	(9,764)	—	—	10,483	719
Recognition of equity-based compensation	—	8,455	—	—	—	8,455
Sale of treasury stock	—	115	—	—	140	255
Exercise of stock options	—	222	—	—	520	742
Balance – June 30, 2023	$55,057	$1,124,977	$2,681,448	$(685,831)	$(344,023)	$2,831,628

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$182,547	$243,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	36,250	6,900
Net amortization of premiums and discounts from acquisition	531	736
Depreciation and amortization	30,063	26,194
Amortization of debt issuance costs	438	225
Deferred income tax (benefit) expense	(10,649)	584
Net (increase) decrease in trading securities and other earning assets	(10,907)	22,229
Losses (gains) on investment securities, net	4,424	(60,198)
Gains on sales of assets	(4,360)	(3,184)
Amortization of securities premiums, net of discount accretion	21,892	22,964
Originations of loans held for sale	(31,862)	(21,131)
Gains on sales of loans held for sale, net	(608)	(609)
Proceeds from sales of loans held for sale	30,629	22,267
Equity-based compensation	9,174	11,902
Changes in:
Accrued income	(1,156)	(13,871)
Accrued expenses and taxes	16,139	(68,434)
Other assets and liabilities, net	(117,137)	215,716
Net cash provided by operating activities	155,408	405,809
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	214,861	223,317
Purchases	(149,912)	(851,840)
Securities available for sale:
Sales	68	—
Maturities, calls and principal repayments	843,812	725,027
Purchases	(502,731)	(1,151,486)
Equity securities with readily determinable fair values:
Sales	—	17,081
Purchases	(118)	(700)
Equity securities without readily determinable fair values:
Sales	4,790	13
Maturities, calls and principal repayments	300,874	83
Purchases	(356,646)	(16,232)
Payment on low-income housing tax credit investment commitments	(23,110)	(22,096)
Net increase in loans	(1,456,857)	(1,889,693)
Net decrease in fed funds sold and resell agreements	638,759	160,898
Net cash activity from acquisitions and divestitures	(793)	257,767
Net decrease in interest-bearing balances due from other financial institutions	60,091	38,596
Purchases of premises and equipment	(17,091)	(16,889)
Proceeds from sales of premises and equipment	4,369	6,644
Net cash used in investing activities	(439,634)	(2,519,510)

FINANCING ACTIVITIES
Net decrease in demand and savings deposits	(1,395,026)	(4,042,398)
Net increase (decrease) in time deposits	2,276,354	(298,259)
Net decrease in fed funds purchased and repurchase agreements	(171,584)	(577,152)
Proceeds from short-term debt	32,006,000	—
Repayment of short-term debt	(30,206,000)	—
Cash dividends paid	(36,871)	(35,790)
Proceeds from exercise of stock options and sales of treasury shares	997	1,029
Purchases of treasury stock	(7,902)	(31,806)
Net cash provided by (used in) financing activities	2,465,968	(4,984,376)
Increase (decrease) in cash and cash equivalents	2,181,742	(7,098,077)
Cash and cash equivalents at beginning of period	1,557,874	9,214,564
Cash and cash equivalents at end of period	$3,739,616	$2,116,487

Supplemental disclosures:
Income tax payments	$49,656	$54,785
Total interest payments	371,211	31,239
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$34,831	$27,490
Commitment to fund low-income housing tax credit investments	34,831	27,490
Transfer of loans to other real estate owned	—	12,313
Transfer of securities from available-for-sale to held-to-maturity	—	3,593,711

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

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

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices. The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri and also has branches in Arizona, Colorado, Illinois, Kansas, Nebraska, Oklahoma, and Texas. The Company also has offices in California, Delaware, Indiana, Iowa, Minnesota, New York, Pennsylvania, South Dakota, Utah, and Wisconsin.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2023 and June 30, 2022 (in thousands):

	June 30,
	2023	2022
Due from the FRB	$3,308,089	$1,756,245
Cash and due from banks	431,527	360,242
Cash and cash equivalents at end of period	$3,739,616	$2,116,487

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $61.0 million and $63.9 million at June 30, 2023 and June 30, 2022, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarter-to-date net income per share includes the dilutive effect of 154,136 and 326,738 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at June 30, 2023 and 2022, respectively. Diluted year-to-date net income per share includes the dilutive effect of 232,622 and 378,191 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at June 30, 2023 and 2022, respectively.

Certain options and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive. Outstanding stock options and restricted stock units of 266,768 and 215,902 for the three months ended June 30, 2023 and the six months ended June 30, 2023, respectively, were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2022, there were no outstanding stock options or restricted stock units excluded from the computation of diluted income per share.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$4,257	$6,029	$11,412	$21,698	$9,879,649	$9,901,347
Specialty lending	—	—	—	—	561,216	561,216
Commercial real estate	980	1,887	2,367	5,234	8,262,983	8,268,217
Consumer real estate	154	—	5,146	5,300	2,913,126	2,918,426
Consumer	75	14	38	127	131,165	131,292
Credit cards	6,736	2,745	384	9,865	435,287	445,152
Leases and other	—	—	—	—	257,892	257,892
Total loans	$12,202	$10,675	$19,347	$42,224	$22,441,318	$22,483,542

	December 31, 2022
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,456	$2	$11,356	$13,814	$9,192,172	$9,205,986
Specialty lending	—	—	—	—	602,706	602,706
Commercial real estate	2,167	191	2,505	4,863	7,611,223	7,616,086
Consumer real estate	10	—	4,882	4,892	2,718,377	2,723,269
Consumer	613	20	61	694	144,972	145,666
Credit cards	3,529	1,404	441	5,374	426,298	431,672
Leases and other	—	—	24	24	305,780	305,804
Total loans	$8,775	$1,617	$19,269	$29,661	$21,001,528	$21,031,189

The Company sold consumer real estate loans with proceeds of $30.6 million and $22.3 million in the secondary market without recourse during the six months ended June 30, 2023 and 2022, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $19.3 million at both June 30, 2023 and December 31, 2022, respectively. Restructured loans totaled $3.2 million and $5.2 million at June 30, 2023 and December 31, 2022, respectively. Loans 90 days past due and still accruing interest amounted to $10.7 million and $1.6 million at June 30, 2023 and December 31, 2022, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2023 and 2022. Nonaccrual loans with no related allowance for credit losses totaled $16.9 million and $16.7 million at June 30, 2023 and December 31, 2022, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$11,412	$10,781
Specialty lending	—	—
Commercial real estate	2,367	509
Consumer real estate	5,146	5,146
Consumer	38	38
Credit cards	384	384
Leases and other	—	—
Total loans	$19,347	$16,858

	December 31, 2022
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$11,356	$9,447
Specialty lending	—	—
Commercial real estate	2,505	2,505
Consumer real estate	4,882	4,226
Consumer	61	61
Credit cards	441	441
Leases and other	24	24
Total loans	$19,269	$16,704

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of June 30, 2023 and December 31, 2022, as well as the gross charge-offs by loan class and origination year for the six months ended June 30, 2023 (in thousands):

	June 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,003,376	$1,928,647	$1,366,308	$571,225	$237,312	$136,948	$4,474,859	$19,977	$9,738,652
Agriculture	8,489	7,792	4,403	1,392	1,785	424	133,382	—	157,667
Overdrafts	—	—	—	—	—	—	5,028	—	5,028
Total Commercial and industrial	1,011,865	1,936,439	1,370,711	572,617	239,097	137,372	4,613,269	19,977	9,901,347
Current period charge-offs	—	—	383	—	—	21	2,415	—	2,819
Specialty lending:
Asset-based lending	14,750	17,686	35,766	39,233	—	—	453,781	—	561,216
Total Specialty lending	14,750	17,686	35,766	39,233	—	—	453,781	—	561,216
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	208,503	662,949	520,440	352,935	166,053	242,445	6,290	—	2,159,615
Non-owner-occupied	359,552	996,559	835,238	545,178	306,423	233,759	31,346	—	3,308,055
Farmland	41,499	79,964	45,263	202,528	23,353	22,790	107,601	—	522,998
5+ Multi-family	1,391	27,712	35,926	32,428	18,484	6,042	5,862	—	127,845
1-4 Family construction	37,615	54,463	—	—	—	—	1,837	—	93,915
General construction	133,015	1,004,391	842,091	4,303	689	139	71,161	—	2,055,789
Total Commercial real estate	781,575	2,826,038	2,278,958	1,137,372	515,002	505,175	224,097	—	8,268,217
Current period charge-offs	—	—	—	—	—	21	—	—	21
Consumer real estate:
HELOC	—	707	—	526	52	5,454	341,433	1,370	349,542
First lien: 1-4 family	278,992	602,615	729,894	578,067	165,771	177,351	16	63	2,532,769
Junior lien: 1-4 family	6,312	12,882	7,892	4,503	2,350	2,013	163	—	36,115
Total Consumer real estate	285,304	616,204	737,786	583,096	168,173	184,818	341,612	1,433	2,918,426
Current period charge-offs	—	21	—	—	—	1,121	—	—	1,142
Consumer:
Revolving line	—	—	—	—	—	—	47,931	233	48,164
Auto	5,339	7,538	5,154	3,133	1,782	269	—	—	23,215
Other	3,795	24,093	26,962	681	561	1,364	2,457	—	59,913
Total Consumer	9,134	31,631	32,116	3,814	2,343	1,633	50,388	233	131,292
Current period charge-offs	67	8	20	2	—	3	580	—	680
Credit cards:
Consumer	—	—	—	—	—	—	200,986	—	200,986
Commercial	—	—	—	—	—	—	244,166	—	244,166
Total Credit cards	—	—	—	—	—	—	445,152	—	445,152
Current period charge-offs	—	—	—	—	—	—	3,670	—	3,670
Leases and other:
Leases	—	—	—	—	712	1,190	—	—	1,902
Other	24,057	101,609	18,152	18,114	32,202	14,366	47,490	—	255,990
Total Leases and other	24,057	101,609	18,152	18,114	32,914	15,556	47,490	—	257,892
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$2,126,685	$5,529,607	$4,473,489	$2,354,246	$957,529	$844,554	$6,175,789	$21,643	$22,483,542

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture	13,630	5,415	2,046	1,985	396	541	149,266	562	173,841
Overdrafts	—	—	—	—	—	—	7,929	—	7,929
Total Commercial and industrial	2,154,239	1,567,942	644,695	269,429	97,312	87,328	4,380,553	4,488	9,205,986
Specialty lending:
Asset-based lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Total Specialty lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Commercial real estate:
Owner-occupied	656,860	593,861	388,519	180,786	136,499	167,628	8,685	—	2,132,838
Non-owner-occupied	1,128,978	855,508	568,489	368,203	64,915	229,826	28,679	—	3,244,598
Farmland	94,989	47,092	220,796	24,057	15,963	24,162	121,054	—	548,113
5+ Multi-family	30,920	35,869	68,996	18,978	1,334	5,776	4,908	—	166,781
1-4 Family construction	61,943	15,217	—	—	—	—	19	—	77,179
General construction	628,820	719,437	43,166	15,492	—	395	39,267	—	1,446,577
Total Commercial real estate	2,602,510	2,266,984	1,289,966	607,516	218,711	427,787	202,612	—	7,616,086
Consumer real estate:
HELOC	237	—	618	224	654	5,389	339,066	981	347,169
First lien: 1-4 family	628,703	748,362	607,105	173,466	45,907	140,443	12	—	2,343,998
Junior lien: 1-4 family	13,490	8,445	5,107	2,529	940	1,504	87	—	32,102
Total Consumer real estate	642,430	756,807	612,830	176,219	47,501	147,336	339,165	981	2,723,269
Consumer:
Revolving line	467	584	—	—	—	—	58,133	1,403	60,587
Auto	9,124	6,543	4,455	2,743	335	159	—	—	23,359
Other	26,306	27,751	1,096	876	1,133	591	3,967	—	61,720
Total Consumer	35,897	34,878	5,551	3,619	1,468	750	62,100	1,403	145,666
Credit cards:
Consumer	—	—	—	—	—	—	200,348	—	200,348
Commercial	—	—	—	—	—	—	231,324	—	231,324
Total Credit cards	—	—	—	—	—	—	431,672	—	431,672
Leases and other:
Leases	—	—	—	712	—	1,224	—	—	1,936
Other	125,095	34,282	22,552	32,055	17,764	1,066	71,054	—	303,868
Total Leases and other	125,095	34,282	22,552	32,767	17,764	2,290	71,054	—	305,804
Total loans	$5,578,255	$4,716,362	$2,611,634	$1,089,550	$382,756	$665,491	$5,980,269	$6,872	$21,031,189

Accrued interest on loans totaled $91.6 million and $90.6 million as of June 30, 2023 and December 31, 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$978,049	$1,828,379	$1,249,487	$524,956	$209,725	$129,140	$4,083,086	$19,300	$9,022,122
Watch – Pass	5,398	88,073	97,797	43,890	16,119	3,166	264,482	340	519,265
Special Mention	2,558	2,573	7,201	1,041	277	2,570	22,568	—	38,788
Substandard	14,053	9,622	11,323	1,338	11,191	2,072	103,152	337	153,088
Doubtful	3,318	—	500	—	—	—	1,571	—	5,389
Total Equipment/Accounts Receivable/Inventory	$1,003,376	$1,928,647	$1,366,308	$571,225	$237,312	$136,948	$4,474,859	$19,977	$9,738,652
Agriculture
Non-watch list – Pass	$8,097	$6,514	$4,403	$1,251	$1,785	$424	$125,954	$—	$148,428
Watch – Pass	—	—	—	—	—	—	4,365	—	4,365
Special Mention	—	728	—	—	—	—	178	—	906
Substandard	392	550	—	141	—	—	2,885	—	3,968
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$8,489	$7,792	$4,403	$1,392	$1,785	$424	$133,382	$—	$157,667

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,079,002	$1,466,120	$588,562	$246,387	$90,656	$83,054	$3,879,709	$3,633	$8,437,123
Watch – Pass	28,570	78,523	52,696	7,493	3,617	2,275	213,871	—	387,045
Special Mention	4,072	5,637	1,178	—	1,817	899	34,631	—	48,234
Substandard	26,698	12,247	213	13,564	826	559	92,352	293	146,752
Doubtful	2,267	—	—	—	—	—	2,795	—	5,062
Total Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture
Non-watch list – Pass	$12,252	$5,351	$1,693	$1,985	$396	$541	$137,759	$—	$159,977
Watch – Pass	550	—	206	—	—	—	8,512	562	9,830
Special Mention	828	64	147	—	—	—	1,539	—	2,578
Substandard	—	—	—	—	—	—	1,456	—	1,456
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,630	$5,415	$2,046	$1,985	$396	$541	$149,266	$562	$173,841

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of June 30, 2023 and December 31, 2022 (in thousands):

	Asset-based lending
Risk	June 30, 2023	December 31, 2022
In-margin	$561,216	$602,706
Out-of-margin	—	—
Total	$561,216	$602,706

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
The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$208,284	$637,473	$485,221	$333,625	$142,939	$228,307	$6,290	$—	$2,042,139
Watch – Pass	219	7,509	22,085	14,721	12,031	3,778	—	—	60,343
Special Mention	—	15,338	13,134	3,777	4,128	6,830	—	—	43,207
Substandard	—	2,629	—	812	6,955	3,530	—	—	13,926
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$208,503	$662,949	$520,440	$352,935	$166,053	$242,445	$6,290	$—	$2,159,615
Non-owner-occupied
Non-watch list – Pass	$323,683	$879,026	$740,654	$545,178	$218,091	$223,825	$31,346	$—	$2,961,803
Watch – Pass	35,869	92,999	69,886	—	88,332	—	—	—	287,086
Special Mention	—	24,534	24,698	—	—	—	—	—	49,232
Substandard	—	—	—	—	—	9,934	—	—	9,934
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$359,552	$996,559	$835,238	$545,178	$306,423	$233,759	$31,346	$—	$3,308,055
Farmland
Non-watch list – Pass	$29,654	$50,339	$35,084	$201,064	$17,004	$21,814	$99,613	$—	$454,572
Watch – Pass	—	18,328	6,306	—	—	437	714	—	25,785
Special Mention	—	5,505	—	380	—	539	—	—	6,424
Substandard	11,845	5,792	3,873	1,084	6,349	—	7,274	—	36,217
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$41,499	$79,964	$45,263	$202,528	$23,353	$22,790	$107,601	$—	$522,998
5+ Multi-family
Non-watch list – Pass	$1,391	$27,712	$35,926	$32,428	$18,484	$6,042	$5,862	$—	$127,845
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$1,391	$27,712	$35,926	$32,428	$18,484	$6,042	$5,862	$—	$127,845
1-4 Family construction
Non-watch list – Pass	$37,615	$54,463	$—	$—	$—	$—	$1,837	$—	$93,915
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$37,615	$54,463	$—	$—	$—	$—	$1,837	$—	$93,915
General construction
Non-watch list – Pass	$125,896	$1,004,391	$787,487	$4,303	$672	$125	$71,161	$—	$1,994,035
Watch – Pass	742	—	46,506	—	17	—	—	—	47,265
Special Mention	6,294	—	—	—	—	—	—	—	6,294
Substandard	—	—	8,098	—	—	14	—	—	8,112
Doubtful	83	—	—	—	—	—	—	—	83
Total General construction	$133,015	$1,004,391	$842,091	$4,303	$689	$139	$71,161	$—	$2,055,789

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$628,858	$559,067	$364,760	$149,183	$133,339	$162,412	$7,850	$—	$2,005,469
Watch – Pass	19,405	32,581	17,061	9,785	2,664	2,121	—	—	83,617
Special Mention	5,435	2,213	5,120	18,946	—	—	835	—	32,549
Substandard	3,162	—	1,578	2,872	496	3,095	—	—	11,203
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$656,860	$593,861	$388,519	$180,786	$136,499	$167,628	$8,685	$—	$2,132,838
Non-owner-occupied
Non-watch list – Pass	$1,075,444	$810,926	$568,489	$356,896	$64,915	$214,635	$28,679	$—	$3,119,984
Watch – Pass	53,534	44,582	—	11,307	—	5,071	—	—	114,494
Special Mention	—	—	—	—	—	10,109	—	—	10,109
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	11	—	—	11
Total Non-owner-occupied	$1,128,978	$855,508	$568,489	$368,203	$64,915	$229,826	$28,679	$—	$3,244,598
Farmland
Non-watch list – Pass	$62,357	$36,698	$218,704	$17,563	$2,830	$20,285	$113,385	$—	$471,822
Watch – Pass	20,327	6,454	1,055	101	—	2,559	395	—	30,891
Special Mention	5,505	—	1,001	—	—	—	—	—	6,506
Substandard	6,800	3,940	36	6,393	13,133	1,318	7,274	—	38,894
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$94,989	$47,092	$220,796	$24,057	$15,963	$24,162	$121,054	$—	$548,113
5+ Multi-family
Non-watch list – Pass	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
1-4 Family construction
Non-watch list – Pass	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
General construction
Non-watch list – Pass	$628,479	$699,698	$43,166	$15,384	$—	$380	$39,267	$—	$1,426,374
Watch – Pass	341	—	—	22	—	—	—	—	363
Special Mention	—	8,340	—	—	—	—	—	—	8,340
Substandard	—	11,399	—	—	—	15	—	—	11,414
Doubtful	—	—	—	86	—	—	—	—	86
Total General construction	$628,820	$719,437	$43,166	$15,492	$—	$395	$39,267	$—	$1,446,577

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$—	$600	$—	$504	$52	$3,899	$341,359	$1,217	$347,631
Non-performing	—	107	—	22	—	1,555	74	153	1,911
Total HELOC	$—	$707	$—	$526	$52	$5,454	$341,433	$1,370	$349,542
First lien: 1-4 family
Performing	$278,992	$601,893	$729,558	$578,010	$165,364	$175,719	$16	$63	$2,529,615
Non-performing	—	722	336	57	407	1,632	—	—	3,154
Total First lien: 1-4 family	$278,992	$602,615	$729,894	$578,067	$165,771	$177,351	$16	$63	$2,532,769
Junior lien: 1-4 family
Performing	$6,312	$12,882	$7,892	$4,503	$2,350	$1,932	$163	$—	$36,034
Non-performing	—	—	—	—	—	81	—	—	81
Total Junior lien: 1-4 family	$6,312	$12,882	$7,892	$4,503	$2,350	$2,013	$163	$—	$36,115

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$120	$—	$592	$90	$148	$3,919	$338,979	$759	$344,607
Non-performing	117	—	26	134	506	1,470	87	222	2,562
Total HELOC	$237	$—	$618	$224	$654	$5,389	$339,066	$981	$347,169
First lien: 1-4 family
Performing	$628,678	$748,269	$607,055	$173,061	$45,907	$138,764	$12	$—	$2,341,746
Non-performing	25	93	50	405	—	1,679	—	—	2,252
Total First lien: 1-4 family	$628,703	$748,362	$607,105	$173,466	$45,907	$140,443	$12	$—	$2,343,998
Junior lien: 1-4 family
Performing	$13,490	$8,445	$5,107	$2,529	$940	$1,437	$87	$—	$32,035
Non-performing	—	—	—	—	—	67	—	—	67
Total Junior lien: 1-4 family	$13,490	$8,445	$5,107	$2,529	$940	$1,504	$87	$—	$32,102

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$47,931	$233	$48,164
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$47,931	$233	$48,164
Auto
Performing	$5,339	$7,538	$5,138	$3,133	$1,782	$262	$—	$—	$23,192
Non-performing	—	—	16	—	—	7	—	—	23
Total Auto	$5,339	$7,538	$5,154	$3,133	$1,782	$269	$—	$—	$23,215
Other
Performing	$3,795	$24,078	$26,962	$681	$561	$1,364	$2,457	$—	$59,898
Non-performing	—	15	—	—	—	—	—	—	15
Total Other	$3,795	$24,093	$26,962	$681	$561	$1,364	$2,457	$—	$59,913

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Auto
Performing	$9,124	$6,498	$4,454	$2,743	$335	$159	$—	$—	$23,313
Non-performing	—	45	1	—	—	—	—	—	46
Total Auto	$9,124	$6,543	$4,455	$2,743	$335	$159	$—	$—	$23,359
Other
Performing	$26,291	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,705
Non-performing	15	—	—	—	—	—	—	—	15
Total Other	$26,306	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,720

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of June 30, 2023 and December 31, 2022 (in thousands):

	Consumer
Risk	June 30, 2023	December 31, 2022
Transactor accounts	$73,617	$73,670
Revolver accounts (by credit score):
Less than 600	6,800	4,684
600-619	3,281	2,515
620-639	5,306	4,959
640-659	9,525	8,655
660-679	10,120	9,593
680-699	11,564	12,023
700-719	14,398	14,098
720-739	14,104	15,036
740-759	12,594	13,638
760-779	13,843	13,768
780-799	12,728	13,172
800-819	8,344	9,257
820-839	3,983	4,363
840+	779	917
Total	$200,986	$200,348

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of June 30, 2023 and December 31, 2022 (in thousands):

	Commercial
Risk	June 30, 2023	December 31, 2022
Current	$234,242	$219,558
Past Due	9,924	11,766
Total	$244,166	$231,324

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2023 and December 31, 2022 (in thousands):

	Leases		Other
Risk	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Non-watch list – Pass	$1,902	$1,936	$255,204	$303,107
Watch – Pass	—	—	761	737
Special Mention	—	—	—	—
Substandard	—	—	25	24
Doubtful	—	—	—	—
Total	$1,902	$1,936	$255,990	$303,868

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

The ACL for Commercial and industrial and Leases and other segments are measured using a probability of default and loss given default method. Primary risk drivers within the segment are risk ratings of the individual loans along with changes of macro-economic variables. The economic variables utilized are typically comprised of leading and lagging indicators. The ACL for Commercial and industrial loans is calculated by modeling probability of default (PD) over future periods multiplied by historical loss given default rates (LGD) multiplied by contractual exposure at default minus any estimated prepayments and charge offs.

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

The Credit card segment contains both consumer and commercial credit cards. The ACL for Consumer credit cards is measured using a PD and LGD method for Revolvers and average historical loss rates across a defined lookback period for Transactors. The PD and LGD method used for Revolvers is similar in nature to the method used in the Commercial and industrial and Commercial real estate segments. Primary risk drivers within the segment are credit ratings of the individual card holders along with changes of macro-economic variables such as unemployment and retail sales. The ACL for Commercial credit cards is measured using roll-rate loss rate method based on days past due.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended June 30, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$154,484	$922	$40,514	$5,616	$453	$6,471	$2,049	$210,509	$2,341	$212,850
Charge-offs	—	—	—	(21)	(411)	(2,066)	—	(2,498)	—	(2,498)
Recoveries	2,098	—	21	5	100	413	—	2,637	—	2,637
Provision	7,228	(922)	1,657	927	275	2,413	(65)	11,513	487	12,000
Ending balance - ACL	$163,810	$—	$42,192	$6,527	$417	$7,231	$1,984	$222,161	$2,828	$224,989
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	901	—	12	(5)	(1)	—	115	1,022	(22)	1,000
Ending balance - ACL on off-balance sheet	$3,079	$186	$430	$119	$12	$—	$177	$4,003	$85	$4,088

	Three Months Ended June 30, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$118,668	$861	$47,310	$4,037	$418	$5,819	$2,175	$179,288	$2,045	$181,333
Charge-offs	(28,015)	—	—	(25)	(161)	(1,468)	—	(29,669)	—	(29,669)
Recoveries	729	1	23	82	31	675	—	1,541	—	1,541
Provision	21,560	271	(10,093)	471	575	553	(151)	13,186	214	13,400
Ending balance - ACL	$112,942	$1,133	$37,240	$4,565	$863	$5,579	$2,024	$164,346	$2,259	$166,605
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Six Months Ended June 30, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Charge-offs	(2,819)	—	(21)	(1,142)	(680)	(3,670)	—	(8,332)	—	(8,332)
Recoveries	2,886	1	21	18	122	780	—	3,828	—	3,828
Provision	27,006	(1)	2,822	1,503	481	3,255	(237)	34,829	421	35,250
Ending balance - ACL	$163,810	$—	$42,192	$6,527	$417	$7,231	$1,984	$222,161	$2,828	$224,989
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	901	—	12	(5)	(1)	—	115	1,022	(22)	1,000
Ending balance - ACL on off-balance sheet	$3,079	$186	$430	$119	$12	$—	$177	$4,003	$85	$4,088

	Six Months Ended June 30, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(36,217)	—	—	(57)	(319)	(2,933)	—	(39,526)	—	(39,526)
Recoveries	1,390	1	385	110	60	1,074	—	3,020	—	3,020
Provision	24,037	(606)	(19,410)	591	277	1,363	(171)	6,081	319	6,400
Ending balance - ACL	$112,942	$1,133	$37,240	$4,565	$863	$5,579	$2,024	$164,346	$2,259	$166,605
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$11,918	$1,138	$10,780
Agriculture	—	—	—
Total Commercial and industrial	11,918	1,138	10,780
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,243	1,857	386
Non-owner-occupied	—	—	—
Farmland	198	—	198
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	97	—	97
Total Commercial real estate	2,538	1,857	681
Consumer real estate:
HELOC	1,911	—	1,911
First lien: 1-4 family	3,154	—	3,154
Junior lien: 1-4 family	81	—	81
Total Consumer real estate	5,146	—	5,146
Consumer:
Revolving line	—	—	—
Auto	23	—	23
Other	15	—	15
Total Consumer	38	—	38
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$19,640	$2,995	$16,645

	December 31, 2022
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$13,972	$713	$11,534
Agriculture	—	—	—
Total Commercial and industrial	13,972	713	11,534
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,204	—	2,204
Non-owner-occupied	—	—	—
Farmland	374	—	374
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	101	—	101
Total Commercial real estate	2,679	—	2,679
Consumer real estate:
HELOC	2,562	—	2,562
First lien: 1-4 family	2,253	6	1,597
Junior lien: 1-4 family	67	—	67
Total Consumer real estate	4,882	6	4,226
Consumer:
Revolving line	—	—	—
Auto	46	—	46
Other	15	—	15
Total Consumer	61	—	61
Leases and other:
Leases	—	—	—
Other	24	—	24
Total Leases and other	24	—	24
Total loans	$21,618	$719	$18,524

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

For the three and six-month periods ended June 30, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of June 30, 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three and six-month periods ended June 30, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of June 30, 2022. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three and six-month periods ended June 30, 2022, the Company had two commercial TDRs with a pre-modification loan balance of $5.1 million and a post-modification loan balance of $4.3 million. For the three and six-month periods ended June 30, 2022, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.
5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$810,770	$—	$(22,946)	$787,824
U.S. Agencies	178,112	—	(5,811)	172,301
Mortgage-backed	4,307,758	49	(594,987)	3,712,820
State and political subdivisions	1,399,314	1,341	(96,960)	1,303,695
Corporates	384,855	—	(42,199)	342,656
Collateralized loan obligations	353,671	218	(4,570)	349,319
Total	$7,434,480	$1,608	$(767,473)	$6,668,615

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$804,158	$58	$(27,146)	$777,070
U.S. Agencies	178,261	—	(6,965)	171,296
Mortgage-backed	4,574,905	92	(592,875)	3,982,122
State and political subdivisions	1,465,598	1,608	(104,799)	1,362,407
Corporates	401,059	—	(33,559)	367,500
Collateralized loan obligations	353,969	32	(8,049)	345,952
Total	$7,777,950	$1,790	$(773,393)	$7,006,347

The following table presents contractual maturity information for securities available for sale at June 30, 2023 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$810,149	$793,247
Due after 1 year through 5 years	1,044,011	998,795
Due after 5 years through 10 years	739,996	691,121
Due after 10 years	532,566	472,632
Total	3,126,722	2,955,795
Mortgage-backed securities	4,307,758	3,712,820
Total securities available for sale	$7,434,480	$6,668,615

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2023, there were $68 thousand in proceeds from the sales of securities available for sale. For the six months ended June 30, 2022, there were no sales of securities available for sale. There were no gross realized gains for either the six months ended June 30, 2023 or 2022. Securities transactions resulted in gross realized losses of $2 thousand for the six months ended June 30, 2023. There were no gross realized losses for the six months ended June 30, 2022.

There were $10.2 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2023 and December 31, 2022, respectively.

Accrued interest on securities available for sale totaled $31.5 million and $32.1 million as of June 30, 2023 and December 31, 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$56,846	$(673)	61	$730,978	$(22,273)	69	$787,824	$(22,946)
U.S. Agencies	—	—	—	29	172,301	(5,811)	29	172,301	(5,811)
Mortgage-backed	157	445,406	(24,090)	719	3,257,924	(570,897)	876	3,703,330	(594,987)
State and political subdivisions	953	449,733	(9,411)	1,022	689,601	(87,549)	1,975	1,139,334	(96,960)
Corporates	7	14,500	(758)	262	328,156	(41,441)	269	342,656	(42,199)
Collateralized loan obligations	5	28,996	(135)	37	259,016	(4,435)	42	288,012	(4,570)
Total	1,130	$995,481	$(35,067)	2,130	$5,437,976	$(732,406)	3,260	$6,433,457	$(767,473)

	Less than 12 months			12 months or more			Total
December 31, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	61	$688,208	$(22,731)	4	$55,314	$(4,415)	65	$743,522	$(27,146)
U.S. Agencies	27	140,877	(4,734)	2	30,419	(2,231)	29	171,296	(6,965)
Mortgage-backed	687	1,415,169	(102,881)	205	2,557,035	(489,994)	892	3,972,204	(592,875)
State and political subdivisions	1,744	936,865	(51,427)	273	233,679	(53,372)	2,017	1,170,544	(104,799)
Corporates	86	146,615	(8,783)	189	216,885	(24,776)	275	363,500	(33,559)
Collateralized loan obligations	41	326,659	(7,820)	1	4,785	(229)	42	331,444	(8,049)
Total	2,646	$3,654,393	$(198,376)	674	$3,098,117	$(575,017)	3,320	$6,752,510	$(773,393)

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

During the six months ended June 30, 2023, the Company recorded a $4.9 million impairment on one Corporate available-for-sale security.

As of June 30, 2023 and December 31, 2022, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at June 30, 2023 and December 31, 2022, respectively (in thousands):

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,150	$—	$(4,584)	$118,566	$—	$123,150
Mortgage-backed	2,854,688	5	(397,276)	2,457,417	—	2,854,688
State and political subdivisions	2,832,753	30,355	(204,855)	2,658,253	(2,828)	2,829,925
Total	$5,810,591	$30,360	$(606,715)	$5,234,236	$(2,828)	$5,807,763

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,091	$—	$(4,567)	$118,524	$—	$123,091
Mortgage-backed	2,965,586	11	(392,530)	2,573,067	—	2,965,586
State and political subdivisions	2,772,922	17,618	(201,472)	2,589,068	(2,407)	2,770,515
Total	$5,861,599	$17,629	$(598,569)	$5,280,659	$(2,407)	$5,859,192

The following table presents contractual maturity information for securities held to maturity at June 30, 2023 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$94,047	$93,373
Due after 1 year through 5 years	315,932	305,894
Due after 5 years through 10 years	841,919	805,379
Due after 10 years	1,704,005	1,572,173
Total	2,955,903	2,776,819
Mortgage-backed securities	2,854,688	2,457,417
Total securities held to maturity	$5,810,591	$5,234,236

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2023 or 2022.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $226.7 million at June 30, 2023.

Accrued interest on securities held to maturity totaled $27.0 million at both June 30, 2023 and December 31, 2022, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022, respectively (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	11	$118,566	$(4,584)	11	$118,566	$(4,584)
Mortgage-backed	13	40,190	(3,165)	252	2,414,916	(394,111)	265	2,455,106	(397,276)
State and political subdivisions	204	459,873	(18,163)	1,302	1,691,797	(186,692)	1,506	2,151,670	(204,855)
Total	217	$500,063	$(21,328)	1,565	$4,225,279	$(585,387)	1,782	$4,725,342	$(606,715)

	Less than 12 months			12 months or more			Total
December 31, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	11	$118,524	$(4,567)	—	$—	$—	11	$118,524	$(4,567)
Mortgage-backed	254	2,342,656	(346,611)	11	228,079	(45,919)	265	2,570,735	(392,530)
State and political subdivisions	1,403	1,543,692	(177,957)	61	617,805	(23,515)	1,464	2,161,497	(201,472)
Total	1,668	$4,004,872	$(529,135)	72	$845,884	$(69,434)	1,740	$4,850,756	$(598,569)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at June 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
June 30, 2023	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$468,632	$645,720	$17,617	$17,438	$2,793	$1,152,200
Utilities	762,228	804,774	84,109	28,844	598	—	—	1,680,553
Total state and political subdivisions	$762,228	$804,774	$552,741	$674,564	$18,215	$17,438	$2,793	$2,832,753

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2022	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$435,953	$618,517	$17,120	$2,934	$1,074,524
Utilities	759,539	824,386	84,293	29,599	581	—	1,698,398
Total state and political subdivisions	$759,539	$824,386	$520,246	$648,116	$17,701	$2,934	$2,772,922

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

All held-to-maturity securities were current and not past due at June 30, 2023 and at December 31, 2022.

Trading Securities

There were net unrealized losses on trading securities of $1 thousand and net unrealized gains of $26 thousand at June 30, 2023 and 2022, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled

$7.2 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
FRB and FHLB stock	$82,672	$41,472
Equity securities with readily determinable fair values	10,925	10,782
Equity securities without readily determinable fair values	334,552	297,504
Total	$428,149	$349,758

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

Investment Securities Gains, Net

The table below presents the components of Investments securities gains (losses), net for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment securities gain (losses), net
Available-for-sale debt securities:
Gains realized on sales	$—	$—	$—	$—
Losses realized on sales	—	—	(2)	—
Impairment of AFS security	(125)	—	(4,925)	—
Equity securities with readily determinable fair values:
Fair value adjustments, net	(62)	(5,407)	26	(7,129)
Equity securities without readily determinable fair values:
Fair value adjustments, net	1,087	(35)	477	1,165
Sales	—	66,162	—	66,162
Total investment securities gains (losses), net	$900	$60,720	$(4,424)	$60,198

During June 2022, the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $66.2 million. Prior to the sale, the Visa Inc. Class B shares had no carrying value on the Company’s Consolidated Balance Sheets as the Company had no historical cost basis in the shares.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2023 and December 31, 2022 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2023	$63,113	$76,492	$67,780	$207,385
Balances as of June 30, 2023	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2022	$59,419	$51,332	$63,767	$174,518
Healthcare savings account business acquisition	—	25,160	—	25,160
Branch acquisition	3,694	—	4,013	7,707
Balances as of December 31, 2022	$63,113	$76,492	$67,780	$207,385

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$14,130	$115,853	$129,983
Accumulated amortization	12,618	42,181	54,799
Net carrying amount	$1,512	$73,672	$75,184

	As of December 31, 2022
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$16,661	$114,978	$131,639
Accumulated amortization	14,827	38,088	52,915
Net carrying amount	$1,834	$76,890	$78,724

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

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Aggregate amortization expense	$2,117	$1,225	$4,415	$2,296

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2023	$4,171
For the year ending December 31, 2024	7,694
For the year ending December 31, 2025	7,487
For the year ending December 31, 2026	6,628
For the year ending December 31, 2027	4,655

7. Borrowed Funds

The components of the Company's short-term and long-term debt are as follows (in thousands):

	June 30, 2023	December 31, 2022
Short-term debt:
Federal Home Loan Bank 5.04% due 2024	$1,000,000	$—
Federal Reserve Bank Term Funding Program 4.70% due 2023	800,000	—
Total short-term debt	1,800,000	—
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 6.59% due 2036	18,463	18,319
Marquette Capital Trust II Subordinated Debentures 6.59% due 2036	18,998	18,863
Marquette Capital Trust III Subordinated Debentures 7.04% due 2036	7,466	7,415
Marquette Capital Trust IV Subordinated Debentures 7.15% due 2036	30,157	29,956
Subordinated notes 3.70% due 2030, net of issuance costs	199,006	198,781
Subordinated notes 6.25% due 2032, net issuance costs	108,190	107,977
Total long-term debt	382,280	381,311
Total borrowed funds	$2,182,280	$381,311

The Company assumed long-term debt obligations from the acquisition of Marquette Financial Companies (Marquette) consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $75.1 million as of June 30, 2023. Interest rates on trust preferred securities are tied to the three-month term Secured Overnight Financing Rate (SOFR) with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.0 million as of June 30, 2023. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.8 million as of June 30, 2023. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines. Through this relationship, the Company purchased $50.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had a $1.0 billion short-term advance outstanding at FHLB of Des Moines as of June 30,

2023. Additionally, in 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in October 2023. The Company’s borrowing capacity with the FHLB was $721.0 million as of June 30, 2023.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's Bank Term Funding Program (BTFP) as of June 30, 2023. The Company’s remaining borrowing capacity with the BTFP was $40.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $9.6 billion as of June 30, 2023.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2023 and December 31, 2022, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2023
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$65,334	$—	$46,805	$112,139
U.S. Agencies	1,610,136	202,132	52,195	1,864,463
Total repurchase agreements	$1,675,470	$202,132	$99,000	$1,976,602

	As of December 31, 2022
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$33,888	$—	$33,888
U.S. Agencies	1,835,298	290,501	2,125,799
Total repurchase agreements	$1,869,186	$290,501	$2,159,687

8. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment). The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2023. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Institutional Banking is a combination of banking services, fund services, asset management services and healthcare services provided to institutional clients. This segment also provides fixed income sales, trading and underwriting, corporate trust and escrow services, as well as institutional custody. Institutional Banking includes UMB Fund Services, Inc., which provides fund administration and accounting, transfer agency services, and other services to mutual fund and alternative investment groups. Healthcare services provides healthcare payment solutions including custodial services for health savings accounts (HSAs) and private label, multipurpose debit cards to insurance carriers, third-party administrators, software companies, employers, and financial institutions.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2023 and June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$144,389	$50,397	$30,825	$225,611
Provision for credit losses	11,055	234	1,711	13,000
Noninterest income	25,666	86,813	25,603	138,082
Noninterest expense	85,896	91,591	63,186	240,673
Income (loss) before taxes	73,104	45,385	(8,469)	110,020
Income tax expense (benefit)	13,230	8,213	(1,533)	19,910
Net income (loss)	$59,874	$37,172	$(6,936)	$90,110
Average assets	$20,888,000	$12,756,000	$6,721,000	$40,365,000

	Three Months Ended June 30, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$149,094	$34,981	$40,716	$224,791
Provision for credit losses	12,067	89	1,244	13,400
Noninterest income	56,894	81,082	38,359	176,335
Noninterest expense	79,521	76,511	58,095	214,127
Income before taxes	114,400	39,463	19,736	173,599
Income tax expense	23,752	8,193	4,098	36,043
Net income	$90,648	$31,270	$15,638	$137,556
Average assets	$16,829,000	$13,577,000	$7,157,000	$37,563,000

	Six Months Ended June 30, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$295,416	$105,482	$66,409	$467,307
Provision for credit losses	32,099	331	3,820	36,250
Noninterest income	48,568	171,051	48,663	268,282
Noninterest expense	169,900	180,962	126,863	477,725
Income (loss) before taxes	141,985	95,240	(15,611)	221,614
Income tax expense (benefit)	25,030	16,789	(2,752)	39,067
Net income (loss)	$116,955	$78,451	$(12,859)	$182,547
Average assets	$20,209,000	$12,603,000	$6,631,000	$39,443,000

	Six Months Ended June 30, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$294,096	$61,233	$79,817	$435,146
Provision for credit losses	5,027	240	1,633	6,900
Noninterest income	83,594	154,354	62,065	300,013
Noninterest expense	159,110	152,112	117,683	428,905
Income before taxes	213,553	63,235	22,566	299,354
Income tax expense	39,831	11,795	4,209	55,835
Net income	$173,722	$51,440	$18,357	$243,519
Average assets	$16,824,000	$14,125,000	$7,404,000	$38,353,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended June 30, 2023 and June 30, 2022, the Company had $10.7 million and $9.6 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606. For the six months ended June 30, 2023 and June 30, 2022, the Company had $20.7 million and $17.7 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2023. Total receivables from revenue recognized under the scope of ASC 606 were $82.5 million and

$76.1 million as of June 30, 2023 and December 31, 2022, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and six months ended June 30, 2023 and June 30, 2022. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2023 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$48,413	$13,176	$—	$61,589
Trading and investment banking	—	155	—	4,645	4,800
Service charges on deposit accounts	9,778	10,159	1,420	24	21,381
Insurance fees and commissions	—	—	225	—	225
Brokerage fees	65	11,687	1,852	—	13,604
Bankcard fees	16,868	6,662	5,698	(10,649)	18,579
Investment securities gains, net	—	—	—	900	900
Other	165	520	612	15,707	17,004
Total Noninterest income	$26,876	$77,596	$22,983	$10,627	$138,082

	Three Months Ended June 30, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$45,355	$13,531	$—	$58,886
Trading and investment banking	—	60	—	7,063	7,123
Service charges on deposit accounts	8,696	10,250	1,839	50	20,835
Insurance fees and commissions	—	—	245	—	245
Brokerage fees	75	10,350	1,966	—	12,391
Bankcard fees	15,757	5,553	5,913	(9,383)	17,840
Investment securities gains, net	—	—	—	60,720	60,720
Other	232	479	694	(3,110)	(1,705)
Total Noninterest income	$24,760	$72,047	$24,188	$55,340	$176,335

	Six Months Ended June 30, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$97,592	$26,356	$—	$123,948
Trading and investment banking	—	313	—	9,795	10,108
Service charges on deposit accounts	18,305	20,898	3,295	42	42,540
Insurance fees and commissions	—	—	499	—	499
Brokerage fees	128	23,482	3,670	—	27,280
Bankcard fees	32,500	13,340	11,292	(20,381)	36,751
Investment securities losses, net	—	—	—	(4,424)	(4,424)
Other	390	978	1,318	28,894	31,580
Total Noninterest income	$51,323	$156,603	$46,430	$13,926	$268,282

	Six Months Ended June 30, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$90,840	$27,574	$—	$118,414
Trading and investment banking	—	216	—	12,347	12,563
Service charges on deposit accounts	17,641	24,140	3,576	120	45,477
Insurance fees and commissions	—	—	504	—	504
Brokerage fees	108	11,834	3,905	—	15,847
Bankcard fees	29,731	10,884	11,132	(17,272)	34,475
Investment securities gains, net	—	—	—	60,198	60,198
Other	396	903	1,379	9,857	12,535
Total Noninterest income	$47,876	$138,817	$48,070	$65,250	$300,013

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	June 30,	December 31,
	2023	2022
Commitments to extend credit for loans (excluding credit card loans)	$12,700,354	$12,988,231
Commitments to extend credit under credit card loans	4,578,484	4,008,386
Commercial letters of credit	3,230	3,334
Standby letters of credit	437,733	436,965
Forward contracts	13,674	32,552
Spot foreign exchange contracts	15,009	5,112

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

The ACL for off-balance sheet credit exposures was $4.1 million and $3.1 million at June 30, 2023 and December 31, 2022, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2023, provision of $1.0 million was recorded for off-balance sheet credit exposures. There was no provision for off-balance sheet credit exposures recorded for the three months ended June 30, 2022. For the six months ended June 30, 2022, provision of $0.5 million was recorded for off-balance sheet exposures. Provision for off-balance sheet credit exposure is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2023 and December 31, 2022. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2023	2022	2023	2022
Interest Rate Products:
Derivatives not designated as hedging instruments	$112,237	$47,638	$118,471	$126,231
Derivatives designated as hedging instruments	4	483	91	103
Total	$112,241	$48,121	$118,562	$126,334

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2023, the Company had one interest rate swap that was designated as a fair value hedge of interest rate risk associated with the Company’s municipal bond securities. This swap had a notional amount of $28.1 million as of June 30, 2023. As of December 31, 2022, the Company had three interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities with an aggregate notional amount of $254.6 million. During the six months ended June 30, 2023, the Company terminated two fair value hedges. In connection with these terminated hedges, $9.4 million of hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2023 and December 31, 2022, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both June 30, 2023 and December 31, 2022. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million. At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $4.9 million, or $3.7 million net of tax, and $7.4 million, or $5.6 million net of tax, as of June 30, 2023 and December 31, 2022, respectively. The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gain will be reclassified into earnings is 1.2 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s items. The Company expects to reclassify $1.4 million from AOCI as a reduction to Interest expense and $4.3 million from AOCI to Interest income during the next 12 months. As of June 30, 2023, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 13.2 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of June 30, 2023, the Company had 248 interest rate swaps with an aggregate notional amount of $3.9 billion related to this program. As of December 31, 2022, the Company had 230 interest rate swaps with an aggregate notional amount of $3.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Interest Rate Products
Derivatives not designated as hedging instruments	$51	$191	$(22)	$374
Total	$51	$191	$(22)	$374
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$656	$16,035	$849	$52,711
Fair value adjustments on hedged items	(657)	(16,106)	(847)	(52,164)
Total	$(1)	$(71)	$2	$547

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	For the Three Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,205	$1,766	$(561)
Interest rate swaps	1,848	1,848	—	296	296	—
Total	$1,848	$1,848	$—	$1,501	$2,062	$(561)

	For the Three Months Ended June 30, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,250	$1,811	$(561)
Interest rate swaps	4,437	4,437	—	(224)	(224)	—
Total	$4,437	$4,437	$—	$1,026	$1,587	$(561)

	For the Six Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$2,436	$3,552	$(1,116)
Interest rate swaps	321	321	—	560	560	—
Total	$321	$321	$—	$2,996	$4,112	$(1,116)

	For the Six Months Ended June 30, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$2,413	$3,529	$(1,116)
Interest rate swaps	9,117	9,117	—	(536)	(536)	—
Total	$9,117	$9,117	$—	$1,877	$2,993	$(1,116)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2023, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.
12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at June 30, 2023
Description	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$584	$584	$—	$—
U.S. Agencies	11,129	—	11,129	—
State and political subdivisions	16,939	—	16,939	—
Corporates	156	156	—	—
Trading – other	79	79	—	—
Trading securities	28,887	819	28,068	—
U.S. Treasury	787,824	787,824	—	—
U.S. Agencies	172,301	—	172,301	—
Mortgage-backed	3,712,820	—	3,712,820	—
State and political subdivisions	1,303,695	—	1,303,695	—
Corporates	342,656	342,656	—	—
Collateralized loan obligations	349,319	—	349,319	—
Available-for-sale securities	6,668,615	1,130,480	5,538,135	—
Equity securities with readily determinable fair values	10,925	10,925	—	—
Company-owned life insurance	63,837	—	63,837	—
Bank-owned life insurance	516,816	—	516,816	—
Derivatives	112,241	—	112,241	—
Total	$7,401,321	$1,142,224	$6,259,097	$—
Liabilities
Derivatives	$118,562	$—	$118,562	$—
Securities sold not yet purchased	7,229	—	7,229	—
Total	$125,791	$—	$125,791	$—

	Fair Value Measurement at December 31, 2022
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$580	$580	$—	$—
U.S. Agencies	7,558	—	7,558	—
State and political subdivisions	8,038	—	8,038	—
Corporates	1,024	1,024	—	—
Trading – other	780	780	—	—
Trading securities	17,980	2,384	15,596	—
U.S. Treasury	777,070	777,070	—	—
U.S. Agencies	171,296	—	171,296	—
Mortgage-backed	3,982,122	—	3,982,122	—
State and political subdivisions	1,362,407	—	1,362,407	—
Corporates	367,500	367,500	—	—
Collateralized loan obligations	345,952	—	345,952	—
Available for sale securities	7,006,347	1,144,570	5,861,777	—
Equity securities with readily determinable fair values	10,782	10,782	—	—
Company-owned life insurance	56,769	—	56,769	—
Bank-owned life insurance	510,293	—	510,293	—
Derivatives	48,121	—	48,121	—
Total	$7,650,292	$1,157,736	$6,492,556	$—
Liabilities
Derivatives	$126,334	$—	$126,334	$—
Securities sold not yet purchased	3,503	—	3,503	—
Total	$129,837	$—	$129,837	$—

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

Assets measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at June 30, 2023 Using
Description	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Six Months Ended June 30
Collateral dependent assets	$4,510	$—	$—	$4,510	$(3,403)
Other real estate owned	—	—	—	—	—
Total	$4,510	$—	$—	$4,510	$(3,403)

	Fair Value Measurement at December 31, 2022 Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$4,373	$—	$—	$4,373	$(2,998)
Other real estate owned	68	—	—	68	—
Total	$4,441	$—	$—	$4,441	$(2,998)

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

The estimated fair value of the Company’s financial instruments at June 30, 2023 and December 31, 2022 are as follows (in thousands):

	Fair Value Measurement at June 30, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$4,121,276	$3,811,438	$309,838	$—	$4,121,276
Securities available for sale	6,668,615	1,130,480	5,538,135	—	6,668,615
Securities held to maturity (exclusive of allowance for credit losses)	5,810,591	—	5,234,236	—	5,234,236
Trading securities	28,887	819	28,068	—	28,887
Other securities	428,149	10,925	417,224	—	428,149
Loans (exclusive of allowance for credit losses)	22,487,361	—	22,295,499	—	22,295,499
Derivatives	112,241	—	112,241	—	112,241
FINANCIAL LIABILITIES
Demand and savings deposits	30,326,969	30,326,969	—	—	30,326,969
Time deposits	3,193,492	—	3,200,832	—	3,200,832
Other borrowings	3,850,583	73,981	3,776,602	—	3,850,583
Long-term debt	382,280	—	415,254	—	415,254
Derivatives	118,562	—	118,562	—	118,562
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,429
Commercial letters of credit					54
Standby letters of credit					2,185

	Fair Value Measurement at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,638,384	$1,686,787	$951,597	$—	$2,638,384
Securities available for sale	7,006,347	1,144,570	5,861,777	—	7,006,347
Securities held to maturity (exclusive of allowance for credit losses)	5,861,599	—	5,280,659	—	5,280,659
Trading securities	17,980	2,384	15,596	—	17,980
Other securities	349,758	10,782	338,976	—	349,758
Loans (exclusive of allowance for credit losses)	21,033,167	—	20,816,899	—	20,816,899
Derivatives	48,121	—	48,121	—	48,121
FINANCIAL LIABILITIES
Demand and savings deposits	31,721,995	31,721,995	—	—	31,721,995
Time deposits	917,138	—	917,138	—	917,138
Other borrowings	2,222,167	62,480	2,159,687	—	2,222,167
Long-term debt	381,311	—	418,737	—	418,737
Derivatives	126,334	—	126,334	—	126,334
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					9,260
Commercial letters of credit					185
Standby letters of credit					3,982

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2023 and December 31, 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six-month periods ended June 30, 2023. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
macroeconomic and adverse developments and uncertainties related to the collateral effects of the collapse of, and challenges for, domestic and international banks, including the impacts to the U.S. and global economies;
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

Overview

The rapid rise in interest rates during 2022 and in the first six months of 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the recent bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital. See further discussion around these items in the remaining sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the second quarter of 2023, total revenue decreased $37.4 million, or 9.3%, as compared to the second quarter of 2022, while noninterest expense increased $26.5 million, or 12.4%, for the same period. The second quarter of 2022 included a pre-tax gain of $66.2 million on the sale of the Company's Visa Inc. Class B shares. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the second quarter of 2023, the Company had an increase in net interest income of $0.8 million, or 0.4%, from the same period in 2022. The change in net interest income was driven by increased loan growth, offset by higher interest expense due to an unfavorable mix shift in the composition of liabilities. These changes are driven by the higher interest rate environment compared to the second quarter of 2022. The increase in interest income was driven by a $3.9 billion, or 21.1% increase in average loans, driven by organic loan growth, coupled with the impact of higher short-term and long-term interest rates. The funding for these assets was driven primarily by a 30.1% increase in average interest-bearing liabilities, including an increase in average borrowed funds of $2.9 billion compared to the same period in 2022. Net interest margin, on a tax-equivalent basis, decreased 16 basis points compared to the same period in 2022, primarily due to increased cost and mix of interest-bearing liabilities, partially offset by increased loan volumes, repricing of earning assets, and the benefit of interest free funds. Net interest spread contracted by 106 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income decreased $38.3 million, or 21.7%, to $138.1 million for the three months ended June 30, 2023, compared to the same period in 2022. This change is primarily driven by the $66.2 million gain on the sale of the Company's Visa Inc. Class B common shares in the second quarter of 2022, partially offset by an increase of $13.8 million in company-owned life insurance. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended June 30, 2023, noninterest income represented 38.0% of total revenue, compared to 44.0% for the same period in 2022. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At June 30, 2023, the Company had $2.8 billion in total shareholders’ equity. This is an increase of $188.7 million, or 7.1%, compared to total shareholders’ equity at June 30, 2022. At June 30, 2023, the Company had a total risk-based capital ratio of 12.59%. The Company did not repurchase shares of common stock during the second quarter of 2023.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2023. The changes identified in the summary are explained in greater detail below. The Company recorded net income of $90.1 million for the three-month period ended June 30, 2023, compared to net income of $137.6 million for the same period a year earlier. Basic earnings per share for the second quarter of 2023 were $1.86 per share ($1.85 per share fully-diluted) compared to $2.85 per share ($2.83 per share fully-diluted) for the second quarter of 2022. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2023 were 0.90% and 12.56%, respectively, compared to 1.47% and 20.83%, respectively, for the three-month period ended June 30, 2022.

The Company recorded net income of $182.5 million for the six-month period ended June 30, 2023, compared to net income of $243.5 million for the same period a year earlier. Basic earnings per share for the six-month period ended June 30, 2023 were $3.77 per share ($3.75 per share fully-diluted) compared to $5.03 per share ($4.99 per share fully-diluted) for the same period in 2022. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2023 were 0.93% and 13.14%, respectively, compared to 1.28% and 17.60%, respectively, for the six-month period ended June 30, 2022.

Net interest income for the three and six-month periods ended June 30, 2023 increased $0.8 million, or 0.4%, and $32.2 million, or 7.4%, respectively, compared to the same periods in 2022. For the three-month period ended June 30, 2023, average earning assets increased by $2.5 billion, or 7.1%, and for the six-month period ended June 30, 2023, they increased by $780.0 million, or 2.1%, compared to the same periods in 2022. Net interest margin, on a tax-equivalent basis, decreased to 2.44% and increased to 2.59% for the three and six-month periods ended June 30, 2023, respectively, compared to 2.60% and 2.47% for the same periods in 2022.

The provision for credit losses decreased by $0.4 million for the three-month period ended June 30, 2023 and increased by $29.4 million for the six-month period ended June 30, 2023, as compared to the same periods in 2022. These changes were driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. The Company’s nonperforming loans increased $1.2 million to $19.3 million at June 30, 2023, compared to June 30, 2022. The ACL on loans as a percentage of total loans increased to 0.99% as of June 30, 2023, compared to 0.87% at June 30, 2022. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income decreased by $38.3 million, or 21.7%, for the three-month period ended June 30, 2023, and decreased by $31.7 million, or 10.6%, for the six-month period ended June 30, 2023, compared to the same periods in 2022. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $26.5 million, or 12.4%, for the three-month period ended June 30, 2023, and increased by $48.8 million, or 11.4%, for the six-month period ended June 30, 2023, compared to the same periods in 2022. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and six-month periods ended June 30, 2023 increased $0.8 million, or 0.4%, and $32.2 million, or 7.4%, compared to the same periods in 2022.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended June 30, 2023 decreased 106 basis points as compared to the same period in 2022. Net interest margin for the three months ended June 30, 2023 decreased 16 basis points compared to the same period in 2022. Net interest spread for the six-month period ended June 30, 2023 decreased by 82 basis points as compared to the same period in 2022. Net interest margin for the six-month period ended June 30, 2023 increased by 12 basis points compared to the same period in 2022. The changes are primarily due to increased cost and mix of interest-bearing liabilities, partially offset by increased loan volumes, repricing of earning assets, and the benefit of interest free funds. The impact of the increased cost and mix of interest-bearing liabilities had a significant impact in the second quarter of 2023. The cost of interest-bearing liabilities increased 67 basis points from the first quarter of 2023. The first quarter had a much more favorable volume and rate variances to help drive the 12-basis-point increase in the net interest margin for the six-month period ended June 30, 2023. Earning asset balance increases have been primarily driven by higher average loan balances. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 4.84% for the three-month period ended June 30, 2023, and 2.79% for the same period in 2022. The average yield on earning assets without the tax-equivalent basis adjustment would have been 4.70% for the six-month period ended June 30, 2023, and 2.59% for the same period in 2022.

	Three Months Ended June 30,
	2023		2022
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$22,191,601	6.20%	$18,317,943	3.72%
Securities:
Taxable	9,228,103	2.37	9,825,114	1.93
Tax-exempt	3,819,884	3.36	3,814,394	3.13
Total securities	13,047,987	2.66	13,639,508	2.27
Federal funds and resell agreements	276,459	5.64	1,100,918	1.27
Interest-bearing due from banks	2,707,740	5.07	2,632,307	0.64
Other earning assets	12,538	5.37	10,190	5.35
Total earning assets	38,236,325	4.91	35,700,866	2.86
Allowance for credit losses	(216,876)		(182,118)
Other assets	2,345,714		2,043,977
Total assets	$40,365,163		$37,562,725
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$20,939,638	3.27%	$17,379,810	0.36%
Federal funds and repurchase agreements	2,336,929	4.25	2,658,219	0.75
Borrowed funds	3,137,267	5.17	272,254	4.92
Total interest-bearing liabilities	26,413,834	3.58	20,310,283	0.47
Noninterest-bearing demand deposits	10,535,325		14,209,159
Other liabilities	539,172		394,923
Shareholders' equity	2,876,832		2,648,360
Total liabilities and shareholders' equity	$40,365,163		$37,562,725
Net interest spread		1.33%		2.39%
Net interest margin		2.44		2.60

	Six Months Ended June 30,
	2023		2022
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$21,734,142	6.05%	$17,842,153	3.61%
Securities:
Taxable	9,288,392	2.34	9,644,345	1.90
Tax-exempt	3,832,505	3.36	3,926,444	3.08
Total securities	13,120,897	2.64	13,570,789	2.24
Federal funds and resell agreements	363,341	5.29	1,182,891	1.01
Interest-bearing due from banks	2,127,343	4.77	3,965,267	0.34
Other earning assets	10,907	5.77	15,484	4.70
Total earning assets	37,356,630	4.77	36,576,584	2.66
Allowance for credit losses	(206,559)		(190,123)
Other assets	2,292,479		1,966,176
Total assets	$39,442,550		$38,352,637
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$20,294,984	2.97%	$17,964,006	0.24%
Federal funds and repurchase agreements	2,399,090	4.04	2,815,130	0.51
Borrowed funds	2,174,157	5.22	271,994	4.79
Total interest-bearing liabilities	24,868,231	3.27	21,051,130	0.34
Noninterest-bearing demand deposits	11,223,478		14,117,879
Other liabilities	549,787		393,732
Shareholders' equity	2,801,054		2,789,896
Total liabilities and shareholders' equity	$39,442,550		$38,352,637
Net interest spread		1.50%		2.32%
Net interest margin		2.59		2.47

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) decreased $3.6 billion and $3.0 billion for the three- and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. The benefit from interest-free funds increased 90 and 94 basis points in the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to increased short-term interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2023 and 2022			June 30, 2023 and 2022
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$41,693	$131,382	$173,075	$81,135	$250,911	$332,046
Securities:
Taxable	(3,012)	10,304	7,292	(3,454)	20,413	16,959
Tax-exempt	38	1,974	2,012	(1,543)	5,006	3,463
Federal funds sold and resell agreements	(4,229)	4,621	392	(6,572)	10,165	3,593
Interest-bearing due from banks	124	29,875	29,999	(4,472)	48,180	43,708
Trading	39	1	40	(99)	88	(11)
Interest income	34,653	178,157	212,810	64,995	334,763	399,758
Change in interest incurred on:
Interest-bearing deposits	3,794	151,317	155,111	3,164	273,673	276,837
Federal funds purchased and repurchase agreements	(675)	20,422	19,747	(1,209)	42,110	40,901
Other borrowed funds	36,953	179	37,132	49,226	633	49,859
Interest expense	40,072	171,918	211,990	51,181	316,416	367,597
Net interest income	$(5,419)	$6,239	$820	$13,814	$18,347	$32,161

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Average earning assets	$38,236,325	$35,700,866	$2,535,459	$37,356,630	$36,576,584	$780,046
Interest-bearing liabilities	26,413,834	20,310,283	6,103,551	24,868,231	21,051,130	3,817,101
Interest-free funds	$11,822,491	$15,390,583	$(3,568,092)	$12,488,399	$15,525,454	$(3,037,055)
Free funds ratio (interest free funds to average earning assets)	30.92%	43.11%	(12.19)%	33.43%	42.45%	(9.02)%
Tax-equivalent yield on earning assets	4.91	2.86	2.05	4.77	2.66	2.11
Cost of interest-bearing liabilities	3.58	0.47	3.11	3.27	0.34	2.93
Net interest spread	1.33	2.39	(1.06)	1.50	2.32	(0.82)
Benefit of interest-free funds	1.11	0.21	0.90	1.09	0.15	0.94
Net interest margin	2.44%	2.60%	(0.16)%	2.59%	2.47%	0.12%

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

Based on the factors above, management of the Company recorded $13.0 million as provision for credit losses for the three-month period ended June 30, 2023, as compared to $13.4 million for the same period in 2022. For the six-month period ended June 30, 2023, management of the Company recorded $36.3 million as provision for credit losses, as compared to $6.9 million for the same period in 2022. These changes are the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans increased to 0.99% of total loans as of June 30, 2023, compared to 0.87% of total loans as of June 30, 2022.

Table 3 presents a summary of the Company’s ACL for the six-month periods ended June 30, 2023 and 2022, and for the year ended December 31, 2022. Net charge-offs were $4.5 million for the six-month period ended June 30, 2023, compared to $36.5 million for the same period in 2022. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2023	2022	2022
Allowance – January 1	$194,243	$196,711	$196,711
Provision for credit losses	35,250	6,400	37,400
Charge-offs:
Commercial and industrial	(2,819)	(36,217)	(37,269)
Specialty lending	—	—	—
Commercial real estate	(21)	—	(29)
Consumer real estate	(1,142)	(57)	(57)
Consumer	(680)	(319)	(800)
Credit cards	(3,670)	(2,933)	(6,150)
Leases and other	—	—	—
Total charge-offs	(8,332)	(39,526)	(44,305)
Recoveries:
Commercial and industrial	2,886	1,390	1,550
Specialty lending	1	1	433
Commercial real estate	21	385	385
Consumer real estate	18	110	131
Consumer	122	60	126
Credit cards	780	1,074	1,812
Leases and other	—	—	—
Total recoveries	3,828	3,020	4,437
Net charge-offs	(4,504)	(36,506)	(39,868)
Allowance for credit losses – end of period	$224,989	$166,605	$194,243
Allowance for credit losses on loans	$222,161	$164,346	$191,836
Allowance for credit losses on held-to-maturity securities	2,828	2,259	2,407
Loans at end of period, net of unearned interest	22,483,542	18,972,158	21,031,189
Held-to-maturity securities at end of period	5,810,591	5,709,541	5,861,599
Total assets at amortized cost	28,294,133	24,681,699	26,892,788
Average loans, net of unearned interest	21,732,120	17,840,970	18,822,416
Allowance for credit losses on loans to loans at end of period	0.99%	0.87%	0.91%
Allowance for credit losses – end of period to total assets at amortized cost	0.80%	0.68%	0.72%
Allowance as a multiple of net charge-offs	24.77x	2.26x	4.87x
Net charge-offs to average loans	0.04%	0.41%	0.21%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Trust and securities processing	$61,589	$58,886	$2,703	4.6%
Trading and investment banking	4,800	7,123	(2,323)	(32.6)
Service charges on deposits	21,381	20,835	546	2.6
Insurance fees and commissions	225	245	(20)	(8.2)
Brokerage fees	13,604	12,391	1,213	9.8
Bankcard fees	18,579	17,840	739	4.1
Investment securities gains, net	900	60,720	(59,820)	(98.5)
Other	17,004	(1,705)	18,709	1,097.3
Total noninterest income	$138,082	$176,335	$(38,253)	(21.7)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Trust and securities processing	$123,948	$118,414	$5,534	4.7%
Trading and investment banking	10,108	12,563	(2,455)	(19.5)
Service charges on deposits	42,540	45,477	(2,937)	(6.5)
Insurance fees and commissions	499	504	(5)	(1.0)
Brokerage fees	27,280	15,847	11,433	72.1
Bankcard fees	36,751	34,475	2,276	6.6
Investment securities (losses) gains, net	(4,424)	60,198	(64,622)	(107.3)
Other	31,580	12,535	19,045	151.9
Total noninterest income	$268,282	$300,013	$(31,731)	(10.6)%

Noninterest income decreased by $38.3 million, or 21.7%, during the three-month period ended June 30, 2023, and decreased $31.7 million, or 10.6%, during the six-month period ended June 30, 2023, compared to the same periods in 2022. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three and six-month periods ended June 30, 2023, compared to the same periods in 2022, was primarily due to an increase in fund services and corporate trust revenues. For the three-month period ended June 30, 2023, fund services revenue increased $1.9 million, or 5.7%, and corporate trust revenue increased $1.1 million, or 9.3%, compared to the same period in 2022. For the six-month period ended June 30, 2023, corporate trust revenue increased $3.4 million, or 14.2%, and fund services revenue increased $3.2 million, or 4.8%, compared to the same period in 2022. These increases are partially offset by decreases of $0.3 million, or 2.1%, and $1.0 million, or 3.6%, in wealth management income during the three and six-month periods, respectively, as compared to those same periods in 2022. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended June 30, 2023 decreased $2.3 million, or 32.6%, and decreased $2.5 million, or 19.5%, for the six-month period ended June 30, 2023 compared to the same periods in 2022. These changes were primarily driven by the volatile market’s impact on trading volume. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Brokerage fees for the three-month period ended June 30, 2023 increased $1.2 million, or 9.8%, compared to the same period in 2022. For the six-month period ended June 30, 2023, brokerage fees increased $11.4 million, or 72.1%, compared to the same period in 2022. The increase in the three-month period was driven by higher 12b-1 fees and the increase in the six-month period was driven by higher 12b-1 fees and increased money market income. The increases in short-term interest rates will impact the income in this category for the remainder of the year.

Bankcard fees for the three and six-month periods ended June 30, 2023 increased $0.7 million, or 4.1%, and $2.3 million, or 6.6%, respectively, as compared to the same periods in 2022. The increases in both periods were driven by increased interchange income, partially offset by higher rewards and rebate costs.

Investment securities gains, net for the three and six-month periods ended June 30, 2023 decreased $59.8 million, or 98.5%, and $64.6 million, or 107.3%, respectively, compared to the same periods in 2022. The decreases for the three- and six-month periods were driven by a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares in the second quarter of 2022. For the six-month period ended June 30, 2023, this decrease was coupled with an impairment loss on an available-for-sale subordinated debt security recorded in 2023, as compared to the same period in 2022. For both the three and six-month periods ended June 30, 2023, these decreases were partially offset by an increase in the value of the Company's marketable securities as compared to the same periods in 2022. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended June 30, 2023, increased $18.7 million compared to the same period in 2022, driven by increases of $13.8 million in company-owned life insurance and a $4.0 million gain on sale of other assets. For the six-month period, other noninterest income increased $19.0 million compared to the same period in 2022, primarily driven by a $17.9 million increase in company-owned life insurance and a $4.0 million gain on sale of other assets, partially offset by a decrease of $1.4 million in derivative income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Salaries and employee benefits	$143,312	$121,390	$21,922	18.1%
Occupancy, net	11,746	11,976	(230)	(1.9)
Equipment	17,086	18,315	(1,229)	(6.7)
Supplies and services	4,195	3,492	703	20.1
Marketing and business development	7,124	5,308	1,816	34.2
Processing fees	26,572	19,338	7,234	37.4
Legal and consulting	7,059	11,265	(4,206)	(37.3)
Bankcard	8,307	5,880	2,427	41.3
Amortization of other intangible assets	2,117	1,225	892	72.8
Regulatory fees	6,123	3,464	2,659	76.8
Other	7,032	12,474	(5,442)	(43.6)
Total noninterest expense	$240,673	$214,127	$26,546	12.4%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Salaries and employee benefits	$285,810	$252,024	$33,786	13.4%
Occupancy, net	23,923	24,208	(285)	(1.2)
Equipment	34,935	36,479	(1,544)	(4.2)
Supplies and services	8,070	6,754	1,316	19.5
Marketing and business development	12,459	10,240	2,219	21.7
Processing fees	49,812	37,781	12,031	31.8
Legal and consulting	14,344	18,176	(3,832)	(21.1)
Bankcard	15,440	12,447	2,993	24.0
Amortization of other intangible assets	4,415	2,296	2,119	92.3
Regulatory fees	11,674	6,946	4,728	68.1
Other	16,843	21,554	(4,711)	(21.9)
Total noninterest expense	$477,725	$428,905	$48,820	11.4%

Noninterest expense increased $26.5 million, or 12.4%, and increased $48.8 million, or 11.4%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $21.9 million, or 18.1%, and $33.8 million, or 13.4%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. Salaries and wages expense increased $9.1 million, or 11.9%, and increased $20.1 million, or 13.3%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. Bonus and commission expense decreased $1.7 million, or 5.1%, and decreased $5.6 million, or 8.8%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. Employee benefits expense increased $14.5 million, or 133.3%, and increased $19.3 million, or 50.3%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022, driven by increased deferred compensation expense.

Equipment expense decreased $1.2 million, or 6.7%, and $1.5 million, or 4.2%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to lower software and equipment maintenance expense.

Marketing and business development expense increased $1.8 million, or 34.2%, and $2.2 million, or 21.7%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to the timing of multiple marketing initiatives, as well as increased travel and entertainment expense.

Processing fees increased $7.2 million, or 37.4%, and $12.0 million, or 31.8%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to increased software subscription costs.

Legal and consulting expense decreased $4.2 million, or 37.3%, and $3.8 million, or 21.1%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to the timing of multiple projects.

Bankcard expense increased $2.4 million, or 41.3%, and $3.0 million, or 24.0%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022 primarily driven by higher administrative expense.

Regulatory fees increased $2.7 million, or 76.8%, and $4.7 million, or 68.1%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022 primarily driven by higher deposit insurance expense.

Other expense decreased $5.4 million, or 43.6%, and $4.7 million, or 21.9%, for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to lower charitable contributions. For the six-month period ended June 30, 2023, this decrease was partially offset by an increase in operational losses.

Income Tax Expense

The Company’s effective tax rate was 17.6% for the six months ended June 30, 2023, compared to 18.7% for the same period in 2022. The decrease in the effective tax rate for 2023 is primarily attributable to a larger portion of income being earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2023. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$144,389	$149,094	$(4,705)	(3.2)%
Provision for credit losses	11,055	12,067	(1,012)	(8.4)
Noninterest income	25,666	56,894	(31,228)	(54.9)
Noninterest expense	85,896	79,521	6,375	8.0
Income before taxes	73,104	114,400	(41,296)	(36.1)
Income tax expense	13,230	23,752	(10,522)	(44.3)
Net income	$59,874	$90,648	$(30,774)	(33.9)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$295,416	$294,096	$1,320	0.4%
Provision for credit losses	32,099	5,027	27,072	538.5
Noninterest income	48,568	83,594	(35,026)	(41.9)
Noninterest expense	169,900	159,110	10,790	6.8
Income before taxes	141,985	213,553	(71,568)	(33.5)
Income tax expense	25,030	39,831	(14,801)	(37.2)
Net income	$116,955	$173,722	$(56,767)	(32.7)%

For the six-month period ended June 30, 2023, Commercial Banking net income decreased $56.8 million to $117.0 million, as compared to the same period in 2022. Net interest income increased $1.3 million, or 0.4%, for the six-month period ended June 30, 2023, compared to the same period in 2022, driven by strong loan growth, partially offset by unfavorable changes in the mix of interest-bearing liabilities and higher interest rates. Provision for credit losses increased $27.1 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2023 as compared to 2022. Noninterest income decreased $35.0 million, or 41.9%, compared to the same period in 2022, primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares recorded in the second quarter of 2022, as well as a decrease of $3.9 million in other income due to reduced derivative income and the gain on sale of the Company’s factoring loan portfolio recorded in the first quarter of 2022. Noninterest expense increased $10.8 million, or 6.8%, to $169.9 million for the six-month period ended June 30, 2023, compared to the same period in 2022. This increase was driven by a $7.6 million increase in technology, service, and overhead expenses, an increase of $4.2 million in salary and employee benefits expense, and an increase of $2.2 million in regulatory fees. These increases were partially offset by a decrease of $2.6 million in legal and consulting expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$50,397	$34,981	$15,416	44.1%
Provision for credit losses	234	89	145	162.9
Noninterest income	86,813	81,082	5,731	7.1
Noninterest expense	91,591	76,511	15,080	19.7
Income before taxes	45,385	39,463	5,922	15.0
Income tax expense	8,213	8,193	20	0.2
Net income	$37,172	$31,270	$5,902	18.9%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$105,482	$61,233	$44,249	72.3%
Provision for credit losses	331	240	91	37.9
Noninterest income	171,051	154,354	16,697	10.8
Noninterest expense	180,962	152,112	28,850	19.0
Income before taxes	95,240	63,235	32,005	50.6
Income tax expense	16,789	11,795	4,994	42.3
Net income	$78,451	$51,440	$27,011	52.5%

For the six-month period ended June 30, 2023, Institutional Banking net income increased $27.0 million, or 52.5%, compared to the same period last year. Net interest income increased $44.2 million, or 72.3%, compared to the same period last year, driven by an increase in funds transfer pricing due to the increase in interest rates. Noninterest income increased $16.7 million, or 10.8%, primarily due to an increase of $11.6 million in brokerage fees, $6.8 million in trust and securities processing, and $3.1 million in bankcard income. Noninterest expense increased $28.9 million, or 19.0%, primarily driven by an increase of $12.6 million in salary and employee benefits expense, $4.1 million in technology, service, and overhead expenses, $3.1 million in operational losses, $2.2 million in bankcard expense, $2.1 million in intangible amortization, $1.5 million in regulatory fees, $1.4 million in software expense, and $1.3 million in processing fees.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$30,825	$40,716	$(9,891)	(24.3)%
Provision for credit losses	1,711	1,244	467	37.5
Noninterest income	25,603	38,359	(12,756)	(33.3)
Noninterest expense	63,186	58,095	5,091	8.8
(Loss) income before taxes	(8,469)	19,736	(28,205)	(142.9)
Income tax (benefit) expense	(1,533)	4,098	(5,631)	(137.4)
Net (loss) income	$(6,936)	$15,638	$(22,574)	(144.4)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$66,409	$79,817	$(13,408)	(16.8)%
Provision for credit losses	3,820	1,633	2,187	133.9
Noninterest income	48,663	62,065	(13,402)	(21.6)
Noninterest expense	126,863	117,683	9,180	7.8
(Loss) income before taxes	(15,611)	22,566	(38,177)	(169.2)
Income tax (benefit) expense	(2,752)	4,209	(6,961)	(165.4)
Net (loss) income	$(12,859)	$18,357	$(31,216)	(170.0)%

For the six-month period ended June 30, 2023, Personal Banking net income decreased $31.2 million, or 170.0%, to a net loss of $12.9 million, as compared to the same period in 2022. Net interest income decreased $13.4 million, or 16.8%, compared to the same period last year due to higher deposit interest expense driven by the increase in short-term interest rates. Provision for credit losses increased $2.2 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2023 as compared to 2022. Noninterest income decreased $13.4 million, or 21.6%, for the same period primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares recorded in the second quarter of 2022, partially offset by an increase of $2.3 million in other income driven by the gain on sale of other assets during the second quarter of 2023. Noninterest expense increased $9.2 million, or 7.8%, primarily due to increases of $2.5 million in operational losses, $2.3 million in technology, service, and overhead expenses, $1.3 million in salaries and employee benefits expense, $1.0 million in regulatory fees, $0.8 million in marketing and business development expense, $0.7 million in supplies expense, and $0.6 million in processing fees.

Balance Sheet Analysis

Total assets of the Company increased $2.7 billion, or 7.1%, as of June 30, 2023, compared to December 31, 2022, primarily due to an increase of $1.5 billion, or 6.9%, in loan balances and an increase of $2.2 billion, or 185.8% in interest-bearing due from banks. These increases were partially offset by a decrease of $638.8 million, or 66.6%, in federal funds and securities purchased under agreements to resell and a decrease of $299.4 million, or 2.3% in total securities.

Total assets of the Company increased $3.7 billion, or 10.0%, as of June 30, 2023, compared to June 30, 2022, primarily due to an increase in loan balances of $3.5 billion, or 18.5% and an increase of $1.5 billion, or 84.6%, in interest-bearing due from banks. These increases were partially offset by a decrease in total securities of $864.7 million, or 6.3%, and a decrease of $735.6 million, or 69.7%, in federal funds and securities purchased under agreements to resell.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2023	2022	2022
Total assets	$41,243,042	$37,507,841	$38,512,461
Loans, net of unearned interest	22,487,361	18,972,908	21,033,167
Total securities	12,936,242	13,800,946	13,235,684
Interest-bearing due from banks	3,369,911	1,825,295	1,179,105
Total earning assets	39,113,352	35,488,003	36,406,553
Total deposits	33,520,461	31,486,024	32,639,133
Total borrowed funds	4,232,863	2,933,788	2,603,478

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

Actual loan balances totaled $22.5 billion as of June 30, 2023, and increased $1.5 billion, or 6.9%, compared to December 31, 2022, and increased $3.5 billion, or 18.5%, compared to June 30, 2022. Compared to December 31, 2022, commercial and industrial loans increased $695.4 million, or 7.6%, commercial real estate loans increased $652.1 million, or 8.6%, and consumer real estate loans increased $195.2 million, or 7.2%. Compared to June 30, 2022, commercial and industrial loans increased $1.6 billion, or 19.2%, commercial real estate loans increased $1.5 billion, or 22.9%, and consumer real estate loans increased $389.5 million, or 15.4%. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $12.9 billion as of June 30, 2023, and $13.2 billion as of December 31, 2022, and comprised 33.1% and 36.5% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 51.5% of the Company’s total securities portfolio at June 30, 2023 and 52.9% at December 31, 2022. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 58.7 months at June 30, 2023, compared to 62.3 months at December 31, 2022, and 73.0 months at June 30, 2022. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $10.2 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2023 and December 31, 2022, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.8 billion and $5.9 billion at June 30, 2023 and December 31, 2022, respectively. The average life of the HTM portfolio was 8.6 years at June 30, 2023, compared to 9.3 years at both December 31, 2022, and at June 30, 2022.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.64% for the six-month period ended June 30, 2023, compared to 2.24% for the same period in 2022.

At June 30, 2023, the unrealized pre-tax net loss on the AFS securities portfolio was $765.9 million, or 10.3% of the $7.4 billion amortized cost value, an improvement of $5.7 million as compared to December 31, 2022. At June 30, 2023, the unrealized pre-tax net loss on the securities designated as HTM was $576.4 million, or 9.9% of amortized cost value, compared to $580.9 million at December 31, 2022. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $226.7 million as of June 30, 2023, and $247.0 million as of December 31, 2022, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits increased $881.3 million, or 2.7%, from December 31, 2022 to June 30, 2023 and increased $2.0 billion, or 6.5%, from June 30, 2022 to June 30, 2023. Total interest-bearing balances increased $2.0 billion, partially offset by a decrease of $1.1 billion in noninterest-bearing deposits from December 31, 2022 to June 30, 2023. Total interest-bearing deposits increased $4.8 billion, partially offset by a decrease of $2.8 billion in noninterest-bearing deposits from June 30, 2022 to June 30, 2023. Deposits can fluctuate at quarter-end due to the operational nature of our commercial and institutional clients. The shift from noninterest-bearing to interest-bearing deposits is related to the recent increases in short-term and long-term interest rates as well as recent industry volatility. Noninterest-bearing deposits were 36.2%, 40.6%, and 47.4% of total deposits at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its trust and investment company servicing businesses, in order to attract and retain additional deposits. Management believes a strong core deposit composition is one of the Company’s key strengths given its competitive product mix. For the three months ended June 30, 2023, approximately 38% of customer deposits were from the Commercial operating segment. Within the Company’s commercial deposits, no one industry sector represented more than 4% of average deposits as of June 30, 2023.

As of June 30, 2023, there were an estimated $22.0 billion of uninsured deposits, a decrease of $2.7 billion as compared to December 31, 2022, and a decrease of $2.1 billion as compared to June 30, 2022. Estimated uninsured deposits comprised approximately 65.5%, 75.5%, and 76.5% of total deposits as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $1.7 billion and collateralized deposits of $6.5 billion, the adjusted estimated uninsured deposits were $13.7 billion as of June 30, 2023. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 40.9% as of June 30, 2023. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 51.0% as of December 31, 2022, and 52.1% as of June 30, 2022.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. As of June 30, 2023, the Company had $1.0 billion of deposits in the program.

Long-term debt totaled $382.3 million as of June 30, 2023, compared to $381.3 million as of December 31, 2022, and $272.5 million as of June 30, 2022. In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032. The Company received $107.9 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.64%, due to issuance costs, with an interest rate reset date of September 2027.

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

The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $103.1 million. Interest rates on trust preferred securities are tied to the three-month term SOFR with spreads ranging from

133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.40% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit. As of June 30, 2023, the Company had no advances outstanding on this revolving line of credit.

Short-term debt totaled $1.8 billion as June 30, 2023 and consists of a $1.0 billion short-term borrowing with the FHLB of Des Moines and an $800.0 million borrowing with the BTFP. The FHLB borrowing has an interest rate of 5.04% and is due in the second quarter of 2024, while the BTFP borrowing has a rate of 4.70% and is due in the fourth quarter of 2023. The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.1 billion as of June 30, 2023, $2.2 billion at December 31, 2022, and $2.7 billion at June 30, 2022. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility.

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

Total shareholders’ equity was $2.8 billion at June 30, 2023, a $164.5 million increase as compared to December 31, 2022, and a $188.7 million increase compared to June 30, 2022.

The Company’s Board of Directors authorized, at its April 26, 2022, and April 27, 2021 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization). On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which will terminate on April 30, 2024. During the six-month period ended June 30, 2022, the Company acquired 260,005 shares of its common stock pursuant to the applicable Repurchase Authorization.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.38 per share quarterly cash dividend payable on October 2, 2023, to shareholders of record at the close of business on September 11, 2023.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $50.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had a $1.0 billion short-term advance outstanding at FHLB of Des Moines as of June 30, 2023. Additionally, in 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in October 2023. The Company’s remaining borrowing capacity with the FHLB was $721.0 million as of June 30, 2023.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of June 30, 2023. As of June 30, 2023, the Company’s remaining borrowing capacity with the BTFP was $40.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $9.6 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $5.6 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of June 30, 2023.

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

The Company's capital position as of June 30, 2023 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2023	2022	2023	2022
Common equity tier 1 capital ratio	10.65%	11.44%	10.65%	11.44%
Tier 1 risk-based capital ratio	10.65	11.44	10.65	11.44
Total risk-based capital ratio	12.59	13.00	12.59	13.00
Leverage ratio	8.16	8.17	8.16	8.17
Return on average assets	0.90	1.47	0.93	1.28
Return on average equity	12.56	20.83	13.14	17.60
Average equity to assets	7.13	7.05	7.10	7.27

The Company's per share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2023	2022	2023	2022
Earnings – basic	$1.86	$2.85	$3.77	$5.03
Earnings – diluted	1.85	2.83	3.75	4.99
Cash dividends	0.38	0.37	0.76	0.74
Dividend payout ratio	20.4%	13.0%	20.2%	14.7%
Book value	$58.36	$54.71	$58.36	$54.71

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

Table 11 shows the net interest income increase or decrease over the next two years as of June 30, 2023 and 2022 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(2.1)%	3.1%	1.8%	12.8%
100	(1.3)	1.0	0.7	5.2
Static	—	—	—	—
(100)	0.2	(4.3)	(1.9)	(12.1)
(200)	1.0	n/a	(3.0)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	1.4%	6.5%	4.3%	12.3%
100	0.4	2.6	2.0	4.9
Static	—	—	—	—
(100)	(1.2)	(7.0)	(2.8)	(11.9)
(200)	(2.5)	n/a	(6.1)	n/a

The Company is positioned relatively neutral to changes in interest rates in the next year. Net interest income is predicted to decrease in all upward rate ramp scenarios and increase in all upward rate shock scenarios. In down rate scenarios, net interest income is predicted to increase in rate ramp scenarios and decrease in rate shock scenarios. The largest change in net interest income relative to base in either rate ramp or shock scenarios is approximately 2% or less in year one. In year two, net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $28.9 million as of June 30, 2023, $18.0 million as of December 31, 2022, and $9.6 million as of June 30, 2022. Securities sold not yet purchased (i.e., short positions) totaled $7.2 million at June 30, 2023, $3.5 million as of December 31, 2022, and $1.3 million at June 30, 2022 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $1.2 million to $19.3 million at June 30, 2023, compared to June 30, 2022, and increased $78 thousand, compared to December 31, 2022.

The Company had $12.3 million and $68 thousand of other real estate owned as of June 30, 2022 and December 31, 2022, respectively. Loans past due more than 90 days and still accruing interest totaled $10.7 million as of June 30, 2023, compared to $3.4 million at June 30, 2022 and $1.6 million as of December 31, 2022.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $3.2 million of restructured loans at June 30, 2023, $11.2 million at June 30, 2022, and $5.2 million at December 31, 2022.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2023	2022	2022
Nonaccrual loans	$16,821	$11,359	$16,838
Restructured loans on nonaccrual	2,526	6,758	2,431
Total nonperforming loans	19,347	18,117	19,269
Other real estate owned	—	12,313	68
Total nonperforming assets	$19,347	$30,430	$19,337
Loans past due 90 days or more	$10,675	$3,446	$1,617
Restructured loans accruing	678	4,434	2,790
Allowance for credit losses on loans	222,161	164,346	191,836
Ratios:
Nonperforming loans as a percent of loans	0.09%	0.10%	0.09%
Nonperforming assets as a percent of loans plus other real estate owned	0.09	0.16	0.09
Nonperforming assets as a percent of total assets	0.05	0.08	0.05
Loans past due 90 days or more as a percent of loans	0.05	0.02	0.01
Allowance for credit losses on loans as a percent of loans	0.99	0.87	0.91
Allowance for credit losses on loans as a multiple of nonperforming loans	11.48x	9.07x	9.96x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.7 billion of high-quality securities available for sale as of June 30, 2023. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $10.2 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2023 and December 31, 2022, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2023 was $17.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.4% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding as of June 30, 2023.

The Company is a member bank of the FHLB. The Company owns $50.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had a $1.0 billion short-term advance outstanding at FHLB of Des Moines as of June 30, 2023 at an interest rate of 5.04%. Additionally, in 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in October 2023. The Company’s remaining borrowing capacity with the FHLB was $721.0 million as of June 30, 2023.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of June 30, 2023 at an interest rate of 4.70%. As of June 30, 2023, the Company’s remaining borrowing capacity with the BTFP was $40 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $9.6 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $5.6 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of June 30, 2023.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2023.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 25, 2023	—	$—	—	1,895,794
April 26 - April 30, 2023	—	—	—	—
May 1 - May 31, 2023	—	—	—	—
June 1 - June 30, 2023	—	—	—	—
Total	—	$—	—

(1) Includes shares acquired pursuant to the Company's share-based incentive programs. Under the terms of the Company's share-based incentive programs, the Company accepts previously owned shares of common stock surrendered to satisfy tax withholding obligations associated with equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under Repurchase Authorizations.

(2) Includes shares acquired under the Board of Directors approved Repurchase Authorization(s).

On April 26, 2022, the Company announced a plan to repurchase up to two million shares of common stock, which terminated April 25, 2023. On July 25, 2023, the Company announced a plan to repurchase up to one million shares of common stock, which will terminate on April 30, 2024. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act and any other applicable rules and regulations. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

ITEM 6. EXHIBITS

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: July 27, 2023