Form 10-Q
period 2023-09-30
UMB FINANCIAL CORP
filed 2023-10-26
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____

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

As of October 23, 2023, UMB Financial Corporation had 48,530,798 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Loans	$22,881,689	$21,031,189
Allowance for credit losses on loans	(221,462)	(191,836)
Net loans	22,660,227	20,839,353
Loans held for sale	2,824	1,978
Securities:
Available for sale (amortized cost of $7,248,525 and $7,777,950, respectively)	6,330,699	7,006,347
Held to maturity, net of allowance for credit losses of $2,886 and $2,407, respectively (fair value of $4,856,466 and $5,280,659, respectively)	5,729,697	5,859,192
Trading securities	24,509	17,980
Other securities	473,255	349,758
Total securities	12,558,160	13,233,277
Federal funds sold and securities purchased under agreements to resell	248,203	958,597
Interest-bearing due from banks	3,556,076	1,179,105
Cash and due from banks	454,705	500,682
Premises and equipment, net	249,037	263,649
Accrued income	208,594	189,231
Goodwill	207,385	207,385
Other intangibles, net	73,060	78,724
Other assets	1,246,411	1,060,480
Total assets	$41,464,682	$38,512,461

LIABILITIES
Deposits:
Noninterest-bearing demand	$11,254,885	$13,260,363
Interest-bearing demand and savings	18,833,614	18,461,632
Time deposits under $250,000	2,834,181	379,087
Time deposits of $250,000 or more	509,072	538,051
Total deposits	33,431,752	32,639,133
Federal funds purchased and repurchase agreements	1,757,602	2,222,167
Short-term debt	2,300,000	—
Long-term debt	382,768	381,311
Accrued expenses and taxes	319,283	239,624
Other liabilities	466,618	363,133
Total liabilities	38,658,023	35,845,368

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,529,097 and 48,319,404 shares outstanding, respectively	55,057	55,057
Capital surplus	1,128,239	1,125,949
Retained earnings	2,759,415	2,536,086
Accumulated other comprehensive loss, net	(792,371)	(702,735)
Treasury stock, 6,527,633 and 6,737,326 shares, at cost, respectively	(343,681)	(347,264)
Total shareholders' equity	2,806,659	2,667,093
Total liabilities and shareholders' equity	$41,464,682	$38,512,461

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans	$367,485	$216,970	$1,018,920	$536,359
Securities:
Taxable interest	53,455	50,003	161,091	140,680
Tax-exempt interest	25,704	24,692	76,560	72,085
Total securities income	79,159	74,695	237,651	212,765
Federal funds and resell agreements	4,567	6,056	14,107	12,003
Interest-bearing due from banks	20,551	2,545	70,923	9,209
Trading securities	214	73	502	372
Total interest income	471,976	300,339	1,342,103	770,708
INTEREST EXPENSE
Deposits	191,919	48,457	490,368	70,069
Federal funds and repurchase agreements	23,076	14,709	71,123	21,855
Other	34,694	3,688	91,018	10,153
Total interest expense	249,689	66,854	652,509	102,077
Net interest income	222,287	233,485	689,594	668,631
Provision for credit losses	4,977	22,000	41,227	28,900
Net interest income after provision for credit losses	217,310	211,485	648,367	639,731
NONINTEREST INCOME
Trust and securities processing	66,668	59,586	190,616	178,000
Trading and investment banking	3,771	5,387	13,879	17,950
Service charges on deposit accounts	21,080	19,932	63,620	65,409
Insurance fees and commissions	272	375	771	879
Brokerage fees	13,400	13,840	40,680	29,687
Bankcard fees	19,296	19,379	56,047	53,854
Investment securities gains (losses), net	271	(1,345)	(4,153)	58,853
Other	8,559	11,569	40,139	24,104
Total noninterest income	133,317	128,723	401,599	428,736
NONINTEREST EXPENSE
Salaries and employee benefits	133,380	136,467	419,190	388,491
Occupancy, net	12,283	12,231	36,206	36,439
Equipment	17,204	18,811	52,139	55,290
Supplies and services	3,213	3,139	11,283	9,893
Marketing and business development	6,631	6,671	19,090	16,911
Processing fees	26,016	20,901	75,828	58,682
Legal and consulting	7,230	10,255	21,574	28,431
Bankcard	8,852	6,551	24,292	18,998
Amortization of other intangible assets	2,124	1,092	6,539	3,388
Regulatory fees	6,153	4,200	17,827	11,146
Other	8,355	11,078	25,198	32,632
Total noninterest expense	231,441	231,396	709,166	660,301
Income before income taxes	119,186	108,812	340,800	408,166
Income tax expense	22,632	20,822	61,699	76,657
NET INCOME	$96,554	$87,990	$279,101	$331,509

PER SHARE DATA
Net income – basic	$1.99	$1.82	$5.76	$6.86
Net income – diluted	1.98	1.81	5.73	6.80
Dividends	0.38	0.37	1.14	1.11
Weighted average shares outstanding – basic	48,525,776	48,300,129	48,492,022	48,351,007
Weighted average shares outstanding – diluted	48,762,696	48,648,804	48,737,065	48,723,572

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$96,554	$87,990	$279,101	$331,509
Other comprehensive loss, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(151,753)	(271,079)	(145,601)	(1,202,341)
Less: Reclassification adjustment for net (gains) losses included in net income	(154)	—	279	—
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	10,268	12,587	30,563	25,708
Change in unrealized gains and losses on debt securities	(141,639)	(258,492)	(114,759)	(1,176,633)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	3,927	3,321	4,248	12,438
Less: Reclassification adjustment for net gains included in net income	(2,844)	(1,470)	(8,065)	(3,411)
Change in unrealized gains and losses on derivative hedges	1,083	1,851	(3,817)	9,027
Other comprehensive loss, before tax	(140,556)	(256,641)	(118,576)	(1,167,606)
Income tax benefit	34,016	62,184	28,940	282,032
Other comprehensive loss	(106,540)	(194,457)	(89,636)	(885,574)
Comprehensive (loss) income	$(9,986)	$(106,467)	$189,465	$(554,065)

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance – July 1, 2022	$55,057	$1,115,504	$2,384,454	$(564,803)	$(347,324)	$2,642,888
Total comprehensive income (loss)	—	—	87,990	(194,457)	—	(106,467)
Dividends ($0.37 per share)	—	—	(18,022)	—	—	(18,022)
Purchase of treasury stock	—	—	—	—	—	—
Issuances of equity awards, net of forfeitures	—	—	—	—	—	—
Recognition of equity-based compensation	—	4,839	—	—	—	4,839
Sale of treasury stock	—	83	—	—	61	144
Exercise of stock options	—	63	—	—	100	163
Balance – September 30, 2022	$55,057	$1,120,489	$2,454,422	$(759,260)	$(347,163)	$2,523,545

Balance – July 1, 2023	$55,057	$1,124,977	$2,681,448	$(685,831)	$(344,023)	$2,831,628
Total comprehensive income (loss)	—	—	96,554	(106,540)	—	(9,986)
Dividends ($0.38 per share)	—	—	(18,587)	—	—	(18,587)
Purchase of treasury stock	—	—	—	—	(194)	(194)
Issuances of equity awards, net of forfeitures	—	(351)	—	—	351	—
Recognition of equity-based compensation	—	3,528	—	—	—	3,528
Sale of treasury stock	—	52	—	—	76	128
Exercise of stock options	—	33	—	—	109	142
Balance – September 30, 2023	$55,057	$1,128,239	$2,759,415	$(792,371)	$(343,681)	$2,806,659

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance – January 1, 2022	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	331,509	(885,574)	—	(554,065)
Dividends ($1.11 per share)	—	—	(54,085)	—	—	(54,085)
Purchase of treasury stock	—	—	—	—	(31,806)	(31,806)
Issuances of equity awards, net of forfeitures	—	(6,630)	—	—	7,309	679
Recognition of equity-based compensation	—	16,062	—	—	—	16,062
Sale of treasury stock	—	257	—	—	172	429
Exercise of stock options	—	280	—	—	627	907
Balance – September 30, 2022	$55,057	$1,120,489	$2,454,422	$(759,260)	$(347,163)	$2,523,545

Balance – January 1, 2023	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income (loss)	—	—	279,101	(89,636)	—	189,465
Dividends ($1.14 per share)	—	—	(55,772)	—	—	(55,772)
Purchase of treasury stock	—	—	—	—	(8,096)	(8,096)
Issuances of equity awards, net of forfeitures	—	(10,115)	—	—	10,834	719
Recognition of equity-based compensation	—	11,983	—	—	—	11,983
Sale of treasury stock	—	167	—	—	216	383
Exercise of stock options	—	255	—	—	629	884
Balance – September 30, 2023	$55,057	$1,128,239	$2,759,415	$(792,371)	$(343,681)	$2,806,659

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$279,101	$331,509
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	41,227	28,900
Net amortization of premiums and discounts from acquisition	800	1,057
Depreciation and amortization	44,576	39,751
Amortization of debt issuance costs	657	338
Deferred income tax benefit	(11,437)	(6,332)
Net (increase) decrease in trading securities and other earning assets	(6,529)	17,485
Losses (gains) on investment securities, net	4,153	(58,853)
Gains on sales of assets	(4,301)	(3,206)
Amortization of securities premiums, net of discount accretion	32,516	34,617
Originations of loans held for sale	(49,300)	(34,340)
Gains on sales of loans held for sale, net	(1,218)	(910)
Proceeds from sales of loans held for sale	49,672	33,657
Equity-based compensation	12,702	16,741
Changes in:
Accrued income	(19,363)	(22,756)
Accrued expenses and taxes	77,577	(38,518)
Other assets and liabilities, net	(63,208)	285,969
Net cash provided by operating activities	387,625	625,109
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	336,216	350,282
Purchases	(186,010)	(946,974)
Securities available for sale:
Sales	22,193	—
Maturities, calls and principal repayments	1,005,538	935,626
Purchases	(522,134)	(1,128,812)
Equity securities with readily determinable fair values:
Sales	—	28,417
Purchases	(194)	(1,019)
Equity securities without readily determinable fair values:
Sales	4,883	13
Maturities, calls and principal repayments	314,881	148
Purchases	(397,752)	(22,529)
Payment on low-income housing tax credit investment commitments	(31,251)	(30,238)
Net increase in loans	(1,859,649)	(2,802,349)
Net decrease in fed funds sold and resell agreements	710,394	499,808
Net cash activity from acquisitions and divestitures	(793)	257,767
Net decrease (increase) in interest-bearing balances due from other financial institutions	38,552	(20,653)
Purchases of premises and equipment	(23,132)	(34,346)
Proceeds from sales of premises and equipment	4,075	6,432
Net cash used in investing activities	(584,183)	(2,908,427)

FINANCING ACTIVITIES
Net decrease in demand and savings deposits	(1,633,496)	(4,038,619)
Net increase in time deposits	2,426,115	18,326
Net decrease in fed funds purchased and repurchase agreements	(464,565)	(924,267)
Proceeds from short-term debt	32,856,000	—
Repayment of short-term debt	(30,556,000)	—
Proceeds from long-term debt	—	110,000
Payment of debt issuance costs	—	(2,032)
Cash dividends paid	(55,312)	(53,666)
Proceeds from exercise of stock options and sales of treasury shares	1,267	1,336
Purchases of treasury stock	(8,096)	(31,806)
Net cash provided by (used in) financing activities	2,565,913	(4,920,728)
Increase (decrease) in cash and cash equivalents	2,369,355	(7,204,046)
Cash and cash equivalents at beginning of period	1,557,874	9,214,564
Cash and cash equivalents at end of period	$3,927,229	$2,010,518

Supplemental disclosures:
Income tax payments	$67,372	$80,053
Total interest payments	577,907	91,564
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$56,922	$28,409
Commitment to fund low-income housing tax credit investments	56,922	28,409
Transfer of loans to other real estate owned	—	12,381
Transfer of securities from available-for-sale to held-to-maturity	—	3,741,208

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2023 and September 30, 2022 (in thousands):

	September 30,
	2023	2022
Due from the FRB	$3,472,524	$1,639,182
Cash and due from banks	454,705	371,336
Cash and cash equivalents at end of period	$3,927,229	$2,010,518

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $82.0 million and $126.1 million at September 30, 2023 and September 30, 2022, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarter-to-date net income per share includes the dilutive effect of 236,920 and 348,675 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at September 30, 2023 and 2022, respectively. Diluted year-to-date net income per share includes the dilutive effect of 245,043 and 372,565 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at September 30, 2023 and 2022, respectively.

Certain options and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive. Outstanding stock options and restricted stock units of 57,883 and 209,245 for the three months ended September 30, 2023 and the nine months ended September 30, 2023, respectively, were excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2022, there were 48,416 outstanding stock options and restricted stock units excluded from the computation of diluted income per share. For the nine months ended September 30, 2022, there were no outstanding stock options or restricted stock units excluded from the computation of diluted income per share.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, two of the Company’s derivatives are designated in qualifying hedging relationships. However, the remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI) and are reclassified to earnings when the hedged transaction affects earnings.

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

Loan Aging Analysis

This table provides a summary of loan classes and an aging of past due loans at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$11,748	$76	$8,784	$20,608	$9,769,077	$9,789,685
Specialty lending	—	—	—	—	522,419	522,419
Commercial real estate	4,298	—	2,324	6,622	8,772,016	8,778,638
Consumer real estate	286	—	5,706	5,992	2,918,523	2,924,515
Consumer	181	—	37	218	143,503	143,721
Credit cards	4,613	2,968	191	7,772	442,792	450,564
Leases and other	—	—	—	—	272,147	272,147
Total loans	$21,126	$3,044	$17,042	$41,212	$22,840,477	$22,881,689

	December 31, 2022
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,456	$2	$11,356	$13,814	$9,192,172	$9,205,986
Specialty lending	—	—	—	—	602,706	602,706
Commercial real estate	2,167	191	2,505	4,863	7,611,223	7,616,086
Consumer real estate	10	—	4,882	4,892	2,718,377	2,723,269
Consumer	613	20	61	694	144,972	145,666
Credit cards	3,529	1,404	441	5,374	426,298	431,672
Leases and other	—	—	24	24	305,780	305,804
Total loans	$8,775	$1,617	$19,269	$29,661	$21,001,528	$21,031,189

The Company sold consumer real estate loans with proceeds of $49.7 million and $33.7 million in the secondary market without recourse during the nine months ended September 30, 2023 and 2022, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $17.0 million and $19.3 million at September 30, 2023 and December 31, 2022, respectively. Restructured loans totaled $3.2 million and $5.2 million at September 30, 2023 and December 31, 2022, respectively. Loans 90 days past due and still accruing interest amounted to $3.0 million and $1.6 million at September 30, 2023 and December 31, 2022, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2023 and 2022. Nonaccrual loans with no related allowance for credit losses totaled $14.6 million and $16.7 million at September 30, 2023 and December 31, 2022, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$8,784	$8,175
Specialty lending	—	—
Commercial real estate	2,324	467
Consumer real estate	5,706	5,706
Consumer	37	37
Credit cards	191	191
Leases and other	—	—
Total loans	$17,042	$14,576

	December 31, 2022
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$11,356	$9,447
Specialty lending	—	—
Commercial real estate	2,505	2,505
Consumer real estate	4,882	4,226
Consumer	61	61
Credit cards	441	441
Leases and other	24	24
Total loans	$19,269	$16,704

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of September 30, 2023 and December 31, 2022, as well as the gross charge-offs by loan class and origination year for the nine months ended September 30, 2023 (in thousands):

	September 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,250,651	$1,882,547	$1,222,414	$455,865	$225,610	$102,859	$4,457,511	$8,011	$9,605,468
Agriculture	11,901	5,983	4,234	1,189	1,630	280	141,554	325	167,096
Overdrafts	—	—	—	—	—	—	17,121	—	17,121
Total Commercial and industrial	1,262,552	1,888,530	1,226,648	457,054	227,240	103,139	4,616,186	8,336	9,789,685
Current period charge-offs	41	—	883	—	—	456	3,347	—	4,727
Specialty lending:
Asset-based lending	14,344	17,221	36,530	35,164	—	—	419,160	—	522,419
Total Specialty lending	14,344	17,221	36,530	35,164	—	—	419,160	—	522,419
Current period charge-offs	—	—	—	—	—	—	762	—	762
Commercial real estate:
Owner-occupied	243,215	658,830	513,044	344,082	162,097	225,211	5,211	—	2,151,690
Non-owner-occupied	497,181	988,386	804,805	518,112	303,913	218,155	33,455	—	3,364,007
Farmland	56,787	76,085	44,625	199,827	22,252	20,649	94,270	—	514,495
5+ Multi-family	831	27,690	208,264	32,209	18,363	5,697	8,214	—	301,268
1-4 Family construction	63,788	40,097	—	—	—	—	5,275	—	109,160
General construction	347,154	1,205,620	694,726	4,262	663	135	85,458	—	2,338,018
Total Commercial real estate	1,208,956	2,996,708	2,265,464	1,098,492	507,288	469,847	231,883	—	8,778,638
Current period charge-offs	—	—	—	—	—	21	—	—	21
Consumer real estate:
HELOC	—	651	—	517	52	5,145	342,092	1,121	349,578
First lien: 1-4 family	353,966	591,744	697,900	563,668	161,053	170,537	2	—	2,538,870
Junior lien: 1-4 family	7,419	12,516	7,569	4,318	2,225	1,857	163	—	36,067
Total Consumer real estate	361,385	604,911	705,469	568,503	163,330	177,539	342,257	1,121	2,924,515
Current period charge-offs	—	22	—	—	11	1,120	—	—	1,153
Consumer:
Revolving line	—	—	—	—	—	—	53,858	30	53,888
Auto	9,408	6,643	4,556	2,657	1,422	200	—	—	24,886
Other	4,881	23,088	26,433	622	454	1,256	8,213	—	64,947
Total Consumer	14,289	29,731	30,989	3,279	1,876	1,456	62,071	30	143,721
Current period charge-offs	67	11	20	2	6	15	813	—	934
Credit cards:
Consumer	—	—	—	—	—	—	198,508	—	198,508
Commercial	—	—	—	—	—	—	252,056	—	252,056
Total Credit cards	—	—	—	—	—	—	450,564	—	450,564
Current period charge-offs	—	—	—	—	—	—	6,181	—	6,181
Leases and other:
Leases	—	—	—	—	610	1,123	—	—	1,733
Other	30,836	94,246	17,419	17,395	29,916	14,000	66,580	22	270,414
Total Leases and other	30,836	94,246	17,419	17,395	30,526	15,123	66,580	22	272,147
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$2,892,362	$5,631,347	$4,282,519	$2,179,887	$930,260	$767,104	$6,188,701	$9,509	$22,881,689

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture	13,630	5,415	2,046	1,985	396	541	149,266	562	173,841
Overdrafts	—	—	—	—	—	—	7,929	—	7,929
Total Commercial and industrial	2,154,239	1,567,942	644,695	269,429	97,312	87,328	4,380,553	4,488	9,205,986
Specialty lending:
Asset-based lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Total Specialty lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Commercial real estate:
Owner-occupied	656,860	593,861	388,519	180,786	136,499	167,628	8,685	—	2,132,838
Non-owner-occupied	1,128,978	855,508	568,489	368,203	64,915	229,826	28,679	—	3,244,598
Farmland	94,989	47,092	220,796	24,057	15,963	24,162	121,054	—	548,113
5+ Multi-family	30,920	35,869	68,996	18,978	1,334	5,776	4,908	—	166,781
1-4 Family construction	61,943	15,217	—	—	—	—	19	—	77,179
General construction	628,820	719,437	43,166	15,492	—	395	39,267	—	1,446,577
Total Commercial real estate	2,602,510	2,266,984	1,289,966	607,516	218,711	427,787	202,612	—	7,616,086
Consumer real estate:
HELOC	237	—	618	224	654	5,389	339,066	981	347,169
First lien: 1-4 family	628,703	748,362	607,105	173,466	45,907	140,443	12	—	2,343,998
Junior lien: 1-4 family	13,490	8,445	5,107	2,529	940	1,504	87	—	32,102
Total Consumer real estate	642,430	756,807	612,830	176,219	47,501	147,336	339,165	981	2,723,269
Consumer:
Revolving line	467	584	—	—	—	—	58,133	1,403	60,587
Auto	9,124	6,543	4,455	2,743	335	159	—	—	23,359
Other	26,306	27,751	1,096	876	1,133	591	3,967	—	61,720
Total Consumer	35,897	34,878	5,551	3,619	1,468	750	62,100	1,403	145,666
Credit cards:
Consumer	—	—	—	—	—	—	200,348	—	200,348
Commercial	—	—	—	—	—	—	231,324	—	231,324
Total Credit cards	—	—	—	—	—	—	431,672	—	431,672
Leases and other:
Leases	—	—	—	712	—	1,224	—	—	1,936
Other	125,095	34,282	22,552	32,055	17,764	1,066	71,054	—	303,868
Total Leases and other	125,095	34,282	22,552	32,767	17,764	2,290	71,054	—	305,804
Total loans	$5,578,255	$4,716,362	$2,611,634	$1,089,550	$382,756	$665,491	$5,980,269	$6,872	$21,031,189

Accrued interest on loans totaled $115.7 million and $90.6 million as of September 30, 2023 and December 31, 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$1,218,812	$1,794,147	$1,162,035	$449,097	$204,893	$97,679	$4,110,311	$3,121	$9,040,095
Watch – Pass	12,512	75,936	49,138	5,554	11,585	1,618	227,734	—	384,077
Special Mention	3,487	5,543	5,311	249	—	1,252	34,874	—	50,716
Substandard	12,983	6,921	5,930	965	9,132	2,310	84,592	4,890	127,723
Doubtful	2,857	—	—	—	—	—	—	—	2,857
Total Equipment/Accounts Receivable/Inventory	$1,250,651	$1,882,547	$1,222,414	$455,865	$225,610	$102,859	$4,457,511	$8,011	$9,605,468
Agriculture
Non-watch list – Pass	$11,009	$5,226	$4,090	$1,048	$1,630	$280	$136,879	$—	$160,162
Watch – Pass	—	—	—	—	—	—	3,400	—	3,400
Special Mention	—	66	144	—	—	—	795	325	1,330
Substandard	892	691	—	141	—	—	480	—	2,204
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$11,901	$5,983	$4,234	$1,189	$1,630	$280	$141,554	$325	$167,096

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,079,002	$1,466,120	$588,562	$246,387	$90,656	$83,054	$3,879,709	$3,633	$8,437,123
Watch – Pass	28,570	78,523	52,696	7,493	3,617	2,275	213,871	—	387,045
Special Mention	4,072	5,637	1,178	—	1,817	899	34,631	—	48,234
Substandard	26,698	12,247	213	13,564	826	559	92,352	293	146,752
Doubtful	2,267	—	—	—	—	—	2,795	—	5,062
Total Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture
Non-watch list – Pass	$12,252	$5,351	$1,693	$1,985	$396	$541	$137,759	$—	$159,977
Watch – Pass	550	—	206	—	—	—	8,512	562	9,830
Special Mention	828	64	147	—	—	—	1,539	—	2,578
Substandard	—	—	—	—	—	—	1,456	—	1,456
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,630	$5,415	$2,046	$1,985	$396	$541	$149,266	$562	$173,841

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of September 30, 2023 and December 31, 2022 (in thousands):

	Asset-based lending
Risk	September 30, 2023	December 31, 2022
In-margin	$522,419	$602,706
Out-of-margin	—	—
Total	$522,419	$602,706

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$241,234	$634,235	$477,304	$328,982	$141,367	$212,147	$4,610	$—	$2,039,879
Watch – Pass	1,740	7,279	21,942	8,104	10,337	2,411	—	—	51,813
Special Mention	—	14,914	13,025	6,981	4,083	6,731	601	—	46,335
Substandard	241	2,402	773	15	6,310	3,922	—	—	13,663
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$243,215	$658,830	$513,044	$344,082	$162,097	$225,211	$5,211	$—	$2,151,690
Non-owner-occupied
Non-watch list – Pass	$447,122	$796,544	$728,283	$518,112	$216,245	$208,309	$33,455	$—	$2,948,070
Watch – Pass	50,059	167,308	51,971	—	87,668	—	—	—	357,006
Special Mention	—	24,534	24,551	—	—	—	—	—	49,085
Substandard	—	—	—	—	—	9,846	—	—	9,846
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$497,181	$988,386	$804,805	$518,112	$303,913	$218,155	$33,455	$—	$3,364,007
Farmland
Non-watch list – Pass	$43,340	$62,189	$35,087	$198,770	$16,029	$19,677	$86,946	$—	$462,038
Watch – Pass	—	1,413	4,089	—	—	436	50	—	5,988
Special Mention	—	432	1,643	—	—	536	—	—	2,611
Substandard	13,447	12,051	3,806	1,057	6,223	—	7,274	—	43,858
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$56,787	$76,085	$44,625	$199,827	$22,252	$20,649	$94,270	$—	$514,495
5+ Multi-family
Non-watch list – Pass	$831	$27,690	$208,264	$32,209	$18,363	$5,697	$8,214	$—	$301,268
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$831	$27,690	$208,264	$32,209	$18,363	$5,697	$8,214	$—	$301,268
1-4 Family construction
Non-watch list – Pass	$63,788	$40,097	$—	$—	$—	$—	$5,275	$—	$109,160
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$63,788	$40,097	$—	$—	$—	$—	$5,275	$—	$109,160
General construction
Non-watch list – Pass	$344,494	$1,205,620	$686,692	$4,262	$648	$121	$85,458	$—	$2,327,295
Watch – Pass	1,148	—	—	—	15	—	—	—	1,163
Special Mention	1,431	—	—	—	—	—	—	—	1,431
Substandard	—	—	8,034	—	—	14	—	—	8,048
Doubtful	81	—	—	—	—	—	—	—	81
Total General construction	$347,154	$1,205,620	$694,726	$4,262	$663	$135	$85,458	$—	$2,338,018

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$628,858	$559,067	$364,760	$149,183	$133,339	$162,412	$7,850	$—	$2,005,469
Watch – Pass	19,405	32,581	17,061	9,785	2,664	2,121	—	—	83,617
Special Mention	5,435	2,213	5,120	18,946	—	—	835	—	32,549
Substandard	3,162	—	1,578	2,872	496	3,095	—	—	11,203
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$656,860	$593,861	$388,519	$180,786	$136,499	$167,628	$8,685	$—	$2,132,838
Non-owner-occupied
Non-watch list – Pass	$1,075,444	$810,926	$568,489	$356,896	$64,915	$214,635	$28,679	$—	$3,119,984
Watch – Pass	53,534	44,582	—	11,307	—	5,071	—	—	114,494
Special Mention	—	—	—	—	—	10,109	—	—	10,109
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	11	—	—	11
Total Non-owner-occupied	$1,128,978	$855,508	$568,489	$368,203	$64,915	$229,826	$28,679	$—	$3,244,598
Farmland
Non-watch list – Pass	$62,357	$36,698	$218,704	$17,563	$2,830	$20,285	$113,385	$—	$471,822
Watch – Pass	20,327	6,454	1,055	101	—	2,559	395	—	30,891
Special Mention	5,505	—	1,001	—	—	—	—	—	6,506
Substandard	6,800	3,940	36	6,393	13,133	1,318	7,274	—	38,894
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$94,989	$47,092	$220,796	$24,057	$15,963	$24,162	$121,054	$—	$548,113
5+ Multi-family
Non-watch list – Pass	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
1-4 Family construction
Non-watch list – Pass	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
General construction
Non-watch list – Pass	$628,479	$699,698	$43,166	$15,384	$—	$380	$39,267	$—	$1,426,374
Watch – Pass	341	—	—	22	—	—	—	—	363
Special Mention	—	8,340	—	—	—	—	—	—	8,340
Substandard	—	11,399	—	—	—	15	—	—	11,414
Doubtful	—	—	—	86	—	—	—	—	86
Total General construction	$628,820	$719,437	$43,166	$15,492	$—	$395	$39,267	$—	$1,446,577

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$—	$474	$—	$485	$52	$3,772	$342,092	$407	$347,282
Non-performing	—	177	—	32	—	1,373	—	714	2,296
Total HELOC	$—	$651	$—	$517	$52	$5,145	$342,092	$1,121	$349,578
First lien: 1-4 family
Performing	$353,857	$590,201	$697,573	$563,541	$160,852	$169,530	$2	$—	$2,535,556
Non-performing	109	1,543	327	127	201	1,007	—	—	3,314
Total First lien: 1-4 family	$353,966	$591,744	$697,900	$563,668	$161,053	$170,537	$2	$—	$2,538,870
Junior lien: 1-4 family
Performing	$7,419	$12,470	$7,569	$4,318	$2,225	$1,808	$163	$—	$35,972
Non-performing	—	46	—	—	—	49	—	—	95
Total Junior lien: 1-4 family	$7,419	$12,516	$7,569	$4,318	$2,225	$1,857	$163	$—	$36,067

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$120	$—	$592	$90	$148	$3,919	$338,979	$759	$344,607
Non-performing	117	—	26	134	506	1,470	87	222	2,562
Total HELOC	$237	$—	$618	$224	$654	$5,389	$339,066	$981	$347,169
First lien: 1-4 family
Performing	$628,678	$748,269	$607,055	$173,061	$45,907	$138,764	$12	$—	$2,341,746
Non-performing	25	93	50	405	—	1,679	—	—	2,252
Total First lien: 1-4 family	$628,703	$748,362	$607,105	$173,466	$45,907	$140,443	$12	$—	$2,343,998
Junior lien: 1-4 family
Performing	$13,490	$8,445	$5,107	$2,529	$940	$1,437	$87	$—	$32,035
Non-performing	—	—	—	—	—	67	—	—	67
Total Junior lien: 1-4 family	$13,490	$8,445	$5,107	$2,529	$940	$1,504	$87	$—	$32,102

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$—	$—	$—	$—	$—	$—	$53,858	$30	$53,888
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$—	$—	$—	$—	$—	$53,858	$30	$53,888
Auto
Performing	$9,408	$6,643	$4,541	$2,652	$1,422	$200	$—	$—	$24,866
Non-performing	—	—	15	5	—	—	—	—	20
Total Auto	$9,408	$6,643	$4,556	$2,657	$1,422	$200	$—	$—	$24,886
Other
Performing	$4,881	$23,073	$26,433	$622	$451	$1,256	$8,213	$—	$64,929
Non-performing	—	15	—	—	3	—	—	—	18
Total Other	$4,881	$23,088	$26,433	$622	$454	$1,256	$8,213	$—	$64,947

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Auto
Performing	$9,124	$6,498	$4,454	$2,743	$335	$159	$—	$—	$23,313
Non-performing	—	45	1	—	—	—	—	—	46
Total Auto	$9,124	$6,543	$4,455	$2,743	$335	$159	$—	$—	$23,359
Other
Performing	$26,291	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,705
Non-performing	15	—	—	—	—	—	—	—	15
Total Other	$26,306	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,720

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of September 30, 2023 and December 31, 2022 (in thousands):

	Consumer
Risk	September 30, 2023	December 31, 2022
Transactor accounts	$73,749	$73,670
Revolver accounts (by credit score):
Less than 600	6,311	4,684
600-619	3,120	2,515
620-639	5,718	4,959
640-659	8,992	8,655
660-679	10,006	9,593
680-699	11,591	12,023
700-719	14,052	14,098
720-739	13,240	15,036
740-759	12,634	13,638
760-779	13,140	13,768
780-799	12,664	13,172
800-819	8,575	9,257
820-839	3,923	4,363
840+	793	917
Total	$198,508	$200,348

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of September 30, 2023 and December 31, 2022 (in thousands):

	Commercial
Risk	September 30, 2023	December 31, 2022
Current	$228,184	$219,558
Past Due	23,872	11,766
Total	$252,056	$231,324

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2023 and December 31, 2022 (in thousands):

	Leases		Other
Risk	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Non-watch list – Pass	$1,733	$1,936	$255,703	$303,107
Watch – Pass	—	—	14,686	737
Special Mention	—	—	—	—
Substandard	—	—	25	24
Doubtful	—	—	—	—
Total	$1,733	$1,936	$270,414	$303,868

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$163,810	$—	$42,192	$6,527	$417	$7,231	$1,984	$222,161	$2,828	$224,989
Charge-offs	(1,908)	(762)	—	(11)	(254)	(2,511)	—	(5,446)	—	(5,446)
Recoveries	445	—	—	6	32	345	—	828	—	828
Provision	(4,129)	762	3,524	304	303	2,651	504	3,919	58	3,977
Ending balance - ACL	$158,218	$—	$45,716	$6,826	$498	$7,716	$2,488	$221,462	$2,886	$224,348
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,079	$186	$430	$119	$12	$—	$177	$4,003	$85	$4,088
Provision	1,013	—	30	(2)	(3)	—	(17)	1,021	(21)	1,000
Ending balance - ACL on off-balance sheet	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088

	Three Months Ended September 30, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$112,942	$1,133	$37,240	$4,565	$863	$5,579	$2,024	$164,346	$2,259	$166,605
Charge-offs	—	—	—	—	(241)	(1,852)	—	(2,093)	—	(2,093)
Recoveries	29	429	—	11	29	422	—	920	—	920
Provision	20,134	(1,562)	909	422	(223)	2,426	(366)	21,740	260	22,000
Ending balance - ACL	$133,105	$—	$38,149	$4,998	$428	$6,575	$1,658	$184,913	$2,519	$187,432
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Nine Months Ended September 30, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Charge-offs	(4,727)	(762)	(21)	(1,153)	(934)	(6,181)	—	(13,778)	—	(13,778)
Recoveries	3,331	1	21	24	154	1,125	—	4,656	—	4,656
Provision	22,877	761	6,346	1,807	784	5,906	267	38,748	479	39,227
Ending balance - ACL	$158,218	$—	$45,716	$6,826	$498	$7,716	$2,488	$221,462	$2,886	$224,348
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	1,914	—	42	(7)	(4)	—	98	2,043	(43)	2,000
Ending balance - ACL on off-balance sheet	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088

	Nine Months Ended September 30, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(36,217)	—	—	(57)	(560)	(4,785)	—	(41,619)	—	(41,619)
Recoveries	1,419	430	385	121	89	1,496	—	3,940	—	3,940
Provision	44,171	(2,168)	(18,501)	1,013	54	3,789	(537)	27,821	579	28,400
Ending balance - ACL	$133,105	$—	$38,149	$4,998	$428	$6,575	$1,658	$184,913	$2,519	$187,432
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$9,282	$610	$8,673
Agriculture	—	—	—
Total Commercial and industrial	9,282	610	8,673
Specialty lending:
Asset-based lending	15,230	—	15,230
Total Specialty lending	15,230	—	15,230
Commercial real estate:
Owner-occupied	2,201	1,857	344
Non-owner-occupied	—	—	—
Farmland	195	—	195
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	95	—	95
Total Commercial real estate	2,491	1,857	634
Consumer real estate:
HELOC	2,296	—	2,296
First lien: 1-4 family	3,315	—	3,315
Junior lien: 1-4 family	95	—	95
Total Consumer real estate	5,706	—	5,706
Consumer:
Revolving line	—	—	—
Auto	20	—	20
Other	17	—	17
Total Consumer	37	—	37
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$32,746	$2,467	$30,280

	December 31, 2022
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$13,972	$713	$11,534
Agriculture	—	—	—
Total Commercial and industrial	13,972	713	11,534
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,204	—	2,204
Non-owner-occupied	—	—	—
Farmland	374	—	374
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	101	—	101
Total Commercial real estate	2,679	—	2,679
Consumer real estate:
HELOC	2,562	—	2,562
First lien: 1-4 family	2,253	6	1,597
Junior lien: 1-4 family	67	—	67
Total Consumer real estate	4,882	6	4,226
Consumer:
Revolving line	—	—	—
Auto	46	—	46
Other	15	—	15
Total Consumer	61	—	61
Leases and other:
Leases	—	—	—
Other	24	—	24
Total Leases and other	24	—	24
Total loans	$21,618	$719	$18,524

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

For the three and nine months ended September 30, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of September 30, 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three and nine months ended September 30, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of September 30, 2022. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the three months ended September 30, 2022, the Company had no new TDRs. For the nine months ended September 30, 2022, the Company had two commercial TDRs with a pre-modification loan balance of $5.1 million and a post-modification loan balance of $4.3 million. For the three and nine months ended September 30, 2022, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.
5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$797,238	$—	$(17,863)	$779,375
U.S. Agencies	178,037	—	(4,687)	173,350
Mortgage-backed	4,175,240	—	(695,289)	3,479,951
State and political subdivisions	1,367,097	51	(160,492)	1,206,656
Corporates	382,914	—	(38,013)	344,901
Collateralized loan obligations	347,999	536	(2,069)	346,466
Total	$7,248,525	$587	$(918,413)	$6,330,699

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$804,158	$58	$(27,146)	$777,070
U.S. Agencies	178,261	—	(6,965)	171,296
Mortgage-backed	4,574,905	92	(592,875)	3,982,122
State and political subdivisions	1,465,598	1,608	(104,799)	1,362,407
Corporates	401,059	—	(33,559)	367,500
Collateralized loan obligations	353,969	32	(8,049)	345,952
Total	$7,777,950	$1,790	$(773,393)	$7,006,347

The following table presents contractual maturity information for securities available for sale at September 30, 2023 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$833,933	$821,161
Due after 1 year through 5 years	1,017,582	966,945
Due after 5 years through 10 years	713,019	649,262
Due after 10 years	508,751	413,380
Total	3,073,285	2,850,748
Mortgage-backed securities	4,175,240	3,479,951
Total securities available for sale	$7,248,525	$6,330,699

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2023, there were $22.2 million in proceeds from the sales of securities available for sale. For the nine months ended September 30, 2022, there were no sales of securities available for sale. Securities transactions resulted in gross realized gains of $154 thousand and gross realized losses of $2 thousand for the nine months ended September 30, 2023. There were no gross realized gains or losses for the nine months ended September 30, 2022.

There were $8.5 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2023 and December 31, 2022, respectively.

Accrued interest on securities available for sale totaled $28.2 million and $32.1 million as of September 30, 2023 and December 31, 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	6	$42,600	$(322)	63	$736,775	$(17,541)	69	$779,375	$(17,863)
U.S. Agencies	—	—	—	29	173,350	(4,687)	29	173,350	(4,687)
Mortgage-backed	18	27,783	(1,595)	856	3,452,081	(693,694)	874	3,479,864	(695,289)
State and political subdivisions	617	332,747	(18,712)	1,517	864,436	(141,780)	2,134	1,197,183	(160,492)
Corporates	—	—	—	267	344,901	(38,013)	267	344,901	(38,013)
Collateralized loan obligations	1	4,245	(5)	34	231,032	(2,064)	35	235,277	(2,069)
Total	642	$407,375	$(20,634)	2,766	$5,802,575	$(897,779)	3,408	$6,209,950	$(918,413)

	Less than 12 months			12 months or more			Total
December 31, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	61	$688,208	$(22,731)	4	$55,314	$(4,415)	65	$743,522	$(27,146)
U.S. Agencies	27	140,877	(4,734)	2	30,419	(2,231)	29	171,296	(6,965)
Mortgage-backed	687	1,415,169	(102,881)	205	2,557,035	(489,994)	892	3,972,204	(592,875)
State and political subdivisions	1,744	936,865	(51,427)	273	233,679	(53,372)	2,017	1,170,544	(104,799)
Corporates	86	146,615	(8,783)	189	216,885	(24,776)	275	363,500	(33,559)
Collateralized loan obligations	41	326,659	(7,820)	1	4,785	(229)	42	331,444	(8,049)
Total	2,646	$3,654,393	$(198,376)	674	$3,098,117	$(575,017)	3,320	$6,752,510	$(773,393)

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

During the nine months ended September 30, 2023, the Company recorded a $4.9 million impairment on one Corporate available-for-sale security.

As of September 30, 2023 and December 31, 2022, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at September 30, 2023 and December 31, 2022, respectively (in thousands):

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,180	$—	$(4,228)	$118,952	$—	$123,180
Mortgage-backed	2,790,103	—	(512,431)	2,277,672	—	2,790,103
State and political subdivisions	2,819,300	6,834	(366,292)	2,459,842	(2,886)	2,816,414
Total	$5,732,583	$6,834	$(882,951)	$4,856,466	$(2,886)	$5,729,697

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,091	$—	$(4,567)	$118,524	$—	$123,091
Mortgage-backed	2,965,586	11	(392,530)	2,573,067	—	2,965,586
State and political subdivisions	2,772,922	17,618	(201,472)	2,589,068	(2,407)	2,770,515
Total	$5,861,599	$17,629	$(598,569)	$5,280,659	$(2,407)	$5,859,192

The following table presents contractual maturity information for securities held to maturity at September 30, 2023 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$84,409	$83,964
Due after 1 year through 5 years	328,485	317,451
Due after 5 years through 10 years	824,540	757,544
Due after 10 years	1,705,046	1,419,835
Total	2,942,480	2,578,794
Mortgage-backed securities	2,790,103	2,277,672
Total securities held to maturity	$5,732,583	$4,856,466

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2023 or 2022.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $216.5 million at September 30, 2023.

Accrued interest on securities held to maturity totaled $23.5 million and $27.0 million as of September 30, 2023 and December 31, 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022, respectively (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	11	$118,952	$(4,228)	11	$118,952	$(4,228)
Mortgage-backed	8	7,460	(435)	261	2,270,212	(511,996)	269	2,277,672	(512,431)
State and political subdivisions	186	527,731	(53,443)	1,382	1,688,475	(312,849)	1,568	2,216,206	(366,292)
Total	194	$535,191	$(53,878)	1,654	$4,077,639	$(829,073)	1,848	$4,612,830	$(882,951)

	Less than 12 months			12 months or more			Total
December 31, 2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	11	$118,524	$(4,567)	—	$—	$—	11	$118,524	$(4,567)
Mortgage-backed	254	2,342,656	(346,611)	11	228,079	(45,919)	265	2,570,735	(392,530)
State and political subdivisions	1,403	1,543,692	(177,957)	61	617,805	(23,515)	1,464	2,161,497	(201,472)
Total	1,668	$4,004,872	$(529,135)	72	$845,884	$(69,434)	1,740	$4,850,756	$(598,569)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at September 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
September 30, 2023	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$—	$6,588	$460,569	$645,173	$14,490	$16,170	$2,721	$1,145,711
Utilities	757,467	795,802	91,160	28,554	606	—	—	1,673,589
Total state and political subdivisions	$757,467	$802,390	$551,729	$673,727	$15,096	$16,170	$2,721	$2,819,300

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2022	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$435,953	$618,517	$17,120	$2,934	$1,074,524
Utilities	759,539	824,386	84,293	29,599	581	—	1,698,398
Total state and political subdivisions	$759,539	$824,386	$520,246	$648,116	$17,701	$2,934	$2,772,922

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

All held-to-maturity securities were current and not past due at September 30, 2023 and at December 31, 2022.

Trading Securities

There were net unrealized losses on trading securities of $248 thousand and net unrealized gains of $33 thousand at September 30, 2023 and 2022, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $9.7 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
FRB and FHLB stock	$102,672	$41,472
Equity securities with readily determinable fair values	10,780	10,782
Equity securities without readily determinable fair values	359,803	297,504
Total	$473,255	$349,758

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

Investment Securities Gains, Net

The table below presents the components of Investments securities gains (losses), net for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment securities gain (losses), net
Available-for-sale debt securities:
Gains realized on sales	$154	$—	$154	$—
Losses realized on sales	—	—	(2)	—
Impairment of AFS security	—	—	(4,925)	—
Equity securities with readily determinable fair values:
Fair value adjustments, net	(223)	(1,441)	(197)	(8,570)
Equity securities without readily determinable fair values:
Fair value adjustments, net	340	96	817	1,261
Sales	—	—	—	66,162
Total investment securities gains (losses), net	$271	$(1,345)	$(4,153)	$58,853

During June 2022, the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $66.2 million. Prior to the sale, the Visa Inc. Class B shares had no carrying value on the Company’s Consolidated Balance Sheets as the Company had no historical cost basis in the shares.

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2023 and December 31, 2022 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2023	$63,113	$76,492	$67,780	$207,385
Balances as of September 30, 2023	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2022	$59,419	$51,332	$63,767	$174,518
Healthcare savings account business acquisition	—	25,160	—	25,160
Branch acquisition	3,694	—	4,013	7,707
Balances as of December 31, 2022	$63,113	$76,492	$67,780	$207,385

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$14,130	$115,853	$129,983
Accumulated amortization	12,776	44,147	56,923
Net carrying amount	$1,354	$71,706	$73,060

	As of December 31, 2022
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$16,661	$114,978	$131,639
Accumulated amortization	14,827	38,088	52,915
Net carrying amount	$1,834	$76,890	$78,724

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

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Aggregate amortization expense	$2,124	$1,092	$6,539	$3,388

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2023	$2,048
For the year ending December 31, 2024	7,694
For the year ending December 31, 2025	7,487
For the year ending December 31, 2026	6,628
For the year ending December 31, 2027	4,655

7. Borrowed Funds

The components of the Company's short-term and long-term debt are as follows (in thousands):

	September 30, 2023	December 31, 2022
Short-term debt:
Federal Home Loan Bank 5.04% due 2024	$1,000,000	$—
Federal Home Loan Bank 5.47% due 2023	500,000	—
Federal Reserve Bank Term Funding Program 4.70% due 2023	800,000	—
Total short-term debt	2,300,000	—
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 6.36% due 2036	18,538	18,319
Marquette Capital Trust II Subordinated Debentures 6.36% due 2036	19,067	18,863
Marquette Capital Trust III Subordinated Debentures 7.16% due 2036	7,492	7,415
Marquette Capital Trust IV Subordinated Debentures 7.27% due 2036	30,256	29,956
Subordinated notes 3.70% due 2030, net of issuance costs	199,118	198,781
Subordinated notes 6.25% due 2032, net issuance costs	108,297	107,977
Total long-term debt	382,768	381,311
Total borrowed funds	$2,682,768	$381,311

The Company assumed long-term debt obligations from the acquisition of Marquette Financial Companies (Marquette) consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $75.4 million as of September 30, 2023. Interest rates on trust preferred securities are tied to the three-month term Secured Overnight Financing Rate (SOFR) with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.9 million as of September 30, 2023. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.7 million as of September 30, 2023. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines. Through this relationship, the Company purchased $70.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had two short-term advances of $1.0 billion and $500.0 million outstanding at FHLB of Des Moines as of September 30, 2023. Additionally, in 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in January 2024. The Company’s borrowing capacity with the FHLB was $436.7 million as of September 30, 2023.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's Bank Term Funding Program (BTFP) as of September 30, 2023. The Company’s remaining borrowing capacity with the BTFP was $20.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $10.2 billion as of September 30, 2023.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2023 and December 31, 2022, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2023
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$36,312	$—	$43,440	$79,752
U.S. Agencies	1,411,134	171,442	46,060	1,628,636
Total repurchase agreements	$1,447,446	$171,442	$89,500	$1,708,388

	As of December 31, 2022
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$33,888	$—	$33,888
U.S. Agencies	1,835,298	290,501	2,125,799
Total repurchase agreements	$1,869,186	$290,501	$2,159,687

8. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment). The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2023. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows (in thousands):

	Three Months Ended September 30, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$148,666	$43,133	$30,488	$222,287
Provision for credit losses	3,010	423	1,544	4,977
Noninterest income	23,091	86,521	23,705	133,317
Noninterest expense	81,767	87,502	62,172	231,441
Income (loss) before taxes	86,980	41,729	(9,523)	119,186
Income tax expense (benefit)	16,311	7,866	(1,545)	22,632
Net income (loss)	$70,669	$33,863	$(7,978)	$96,554
Average assets	$20,838,000	$12,232,000	$6,454,000	$39,524,000

	Three Months Ended September 30, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$150,080	$43,382	$40,023	$233,485
Provision for credit losses	20,156	162	1,682	22,000
Noninterest income	16,785	89,386	22,552	128,723
Noninterest expense	87,120	82,073	62,203	231,396
Income (loss) before taxes	59,589	50,533	(1,310)	108,812
Income tax expense	12,859	7,735	228	20,822
Net income (loss)	$46,730	$42,798	$(1,538)	$87,990
Average assets	$17,658,000	$11,999,000	$6,653,000	$36,310,000

	Nine Months Ended September 30, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$444,083	$148,615	$96,896	$689,594
Provision for credit losses	35,110	754	5,363	41,227
Noninterest income	71,658	257,573	72,368	401,599
Noninterest expense	251,667	268,464	189,035	709,166
Income (loss) before taxes	228,964	136,970	(25,134)	340,800
Income tax expense (benefit)	41,114	24,558	(3,973)	61,699
Net income (loss)	$187,850	$112,412	$(21,161)	$279,101
Average assets	$20,425,000	$12,476,000	$6,571,000	$39,472,000

	Nine Months Ended September 30, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$444,176	$104,615	$119,840	$668,631
Provision for credit losses	25,183	402	3,315	28,900
Noninterest income	100,379	243,740	84,617	428,736
Noninterest expense	246,230	234,185	179,886	660,301
Income before taxes	273,142	113,768	21,256	408,166
Income tax expense	52,001	22,353	2,303	76,657
Net income	$221,141	$91,415	$18,953	$331,509
Average assets	$17,122,000	$13,396,000	$7,148,000	$37,666,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended September 30, 2023 and September 30, 2022, the Company had $9.6 million and $8.8 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606. For the nine months ended September 30, 2023 and September 30, 2022, the Company had $30.3 million and $26.5 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2023. Total receivables from revenue recognized under the scope of ASC 606 were $84.3 million and $76.1 million as of September 30, 2023 and December 31, 2022, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and nine months ended September 30, 2023 and September 30, 2022. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2023 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$52,939	$13,729	$—	$66,668
Trading and investment banking	—	118	—	3,653	3,771
Service charges on deposit accounts	9,845	9,917	1,292	26	21,080
Insurance fees and commissions	—	—	272	—	272
Brokerage fees	69	11,353	1,978	—	13,400
Bankcard fees	16,763	6,337	5,483	(9,287)	19,296
Investment securities gains, net	—	—	—	271	271
Other	223	839	653	6,844	8,559
Total Noninterest income	$26,900	$81,503	$23,407	$1,507	$133,317

	Three Months Ended September 30, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$46,385	$13,201	$—	$59,586
Trading and investment banking	—	(38)	—	5,425	5,387
Service charges on deposit accounts	8,357	9,564	1,978	33	19,932
Insurance fees and commissions	—	—	375	—	375
Brokerage fees	66	11,904	1,870	—	13,840
Bankcard fees	16,656	5,350	5,951	(8,578)	19,379
Investment securities losses, net	—	—	—	(1,345)	(1,345)
Other	202	477	694	10,196	11,569
Total Noninterest income	$25,281	$73,642	$24,069	$5,731	$128,723

	Nine Months Ended September 30, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$150,531	$40,085	$—	$190,616
Trading and investment banking	—	431	—	13,448	13,879
Service charges on deposit accounts	28,150	30,815	4,587	68	63,620
Insurance fees and commissions	—	—	771	—	771
Brokerage fees	197	34,835	5,648	—	40,680
Bankcard fees	49,263	19,677	16,775	(29,668)	56,047
Investment securities losses, net	—	—	—	(4,153)	(4,153)
Other	613	1,817	1,971	35,738	40,139
Total Noninterest income	$78,223	$238,106	$69,837	$15,433	$401,599

	Nine Months Ended September 30, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$137,225	$40,775	$—	$178,000
Trading and investment banking	—	178	—	17,772	17,950
Service charges on deposit accounts	25,998	33,704	5,554	153	65,409
Insurance fees and commissions	—	—	879	—	879
Brokerage fees	174	23,738	5,775	—	29,687
Bankcard fees	46,387	16,234	17,083	(25,850)	53,854
Investment securities gains, net	—	—	—	58,853	58,853
Other	598	1,380	2,073	20,053	24,104
Total Noninterest income	$73,157	$212,459	$72,139	$70,981	$428,736

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contract or Notional Amount
	September 30,	December 31,
	2023	2022
Commitments to extend credit for loans (excluding credit card loans)	$12,954,573	$12,988,231
Commitments to extend credit under credit card loans	4,714,358	4,008,386
Commercial letters of credit	1,091	3,334
Standby letters of credit	407,996	436,965
Forward contracts	71,158	32,552
Spot foreign exchange contracts	5,535	5,112

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

The ACL for off-balance sheet credit exposures was $5.1 million and $3.1 million at September 30, 2023 and December 31, 2022, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. For the three months ended September 30, 2023, provision of $1.0 million was recorded for off-balance sheet credit exposures. There was no provision for off-balance sheet credit exposures recorded for the three months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, provision of $2.0 million and $500 thousand, respectively, was recorded for off-balance sheet exposures. Provision for off-balance sheet credit exposure is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2023 and December 31, 2022. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2023	2022	2023	2022
Interest Rate Products:
Derivatives not designated as hedging instruments	$144,310	$47,638	$151,477	$126,231
Derivatives designated as hedging instruments	—	483	50	103
Total	$144,310	$48,121	$151,527	$126,334

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2022, the Company had three interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities with an aggregate notional amount of $254.6 million. During the nine months ended September 30, 2023, the Company terminated three fair value hedges. In connection with these terminated hedges, $11.5 million of hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2023 and December 31, 2022, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both September 30, 2023 and December 31, 2022. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million. At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $3.7 million, or $2.8 million net of tax, and $7.4 million, or $5.6 million net of tax, as of September 30, 2023 and December 31, 2022, respectively. The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gain will be reclassified into earnings is 0.9 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s items. The Company expects to reclassify $1.4 million from AOCI as a reduction to Interest expense and $3.7 million from AOCI to Interest income during the next 12 months. As of September 30, 2023, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 13.0 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of September 30, 2023, the Company had 250 interest rate swaps with an aggregate notional amount of $4.0 billion related to this program. As of December 31, 2022, the Company had 230 interest rate swaps with an aggregate notional amount of $3.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Interest Rate Products
Derivatives not designated as hedging instruments	$82	$51	$60	$425
Total	$82	$51	$60	$425
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$55	$24,605	$904	$77,316
Fair value adjustments on hedged items	(55)	(24,631)	(902)	(76,795)
Total	$—	$(26)	$2	$521

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	For the Three Months Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,164	$1,731	$(567)
Interest rate swaps	3,927	3,927	—	371	371	—
Total	$3,927	$3,927	$—	$1,535	$2,102	$(567)

	For the Three Months Ended September 30, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,297	$1,864	$(567)
Interest rate swaps	3,321	3,321	—	(80)	(80)	—
Total	$3,321	$3,321	$—	$1,217	$1,784	$(567)

	For the Nine Months Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$3,600	$5,283	$(1,683)
Interest rate swaps	4,248	4,248	—	931	931	—
Total	$4,248	$4,248	$—	$4,531	$6,214	$(1,683)

	For the Nine Months Ended September 30, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$3,710	$5,393	$(1,683)
Interest rate swaps	12,438	12,438	—	(616)	(616)	—
Total	$12,438	$12,438	$—	$3,094	$4,777	$(1,683)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2023, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at September 30, 2023, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at September 30, 2023
Description	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$878	$878	$—	$—
U.S. Agencies	4,582	—	4,582	—
Mortgage-backed	480	—	480	—
State and political subdivisions	10,256	—	10,256	—
Corporates	8,046	8,046	—	—
Trading – other	267	267	—	—
Trading securities	24,509	9,191	15,318	—
U.S. Treasury	779,375	779,375	—	—
U.S. Agencies	173,350	—	173,350	—
Mortgage-backed	3,479,951	—	3,479,951	—
State and political subdivisions	1,206,656	—	1,206,656	—
Corporates	344,901	344,901	—	—
Collateralized loan obligations	346,466	—	346,466	—
Available-for-sale securities	6,330,699	1,124,276	5,206,423	—
Equity securities with readily determinable fair values	10,780	10,780	—	—
Company-owned life insurance	63,428	—	63,428	—
Bank-owned life insurance	520,344	—	520,344	—
Derivatives	144,310	—	144,310	—
Total	$7,094,070	$1,144,247	$5,949,823	$—
Liabilities
Derivatives	$151,527	$—	$151,527	$—
Securities sold not yet purchased	9,731	—	9,731	—
Total	$161,258	$—	$161,258	$—

	Fair Value Measurement at December 31, 2022
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$580	$580	$—	$—
U.S. Agencies	7,558	—	7,558	—
State and political subdivisions	8,038	—	8,038	—
Corporates	1,024	1,024	—	—
Trading – other	780	780	—	—
Trading securities	17,980	2,384	15,596	—
U.S. Treasury	777,070	777,070	—	—
U.S. Agencies	171,296	—	171,296	—
Mortgage-backed	3,982,122	—	3,982,122	—
State and political subdivisions	1,362,407	—	1,362,407	—
Corporates	367,500	367,500	—	—
Collateralized loan obligations	345,952	—	345,952	—
Available for sale securities	7,006,347	1,144,570	5,861,777	—
Equity securities with readily determinable fair values	10,782	10,782	—	—
Company-owned life insurance	56,769	—	56,769	—
Bank-owned life insurance	510,293	—	510,293	—
Derivatives	48,121	—	48,121	—
Total	$7,650,292	$1,157,736	$6,492,556	$—
Liabilities
Derivatives	$126,334	$—	$126,334	$—
Securities sold not yet purchased	3,503	—	3,503	—
Total	$129,837	$—	$129,837	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement at September 30, 2023 Using
Description	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Nine Months Ended September 30
Collateral dependent assets	$5,347	$—	$—	$5,347	$(2,126)
Other real estate owned	—	—	—	—	—
Total	$5,347	$—	$—	$5,347	$(2,126)

	Fair Value Measurement at December 31, 2022 Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$4,373	$—	$—	$4,373	$(2,998)
Other real estate owned	68	—	—	68	—
Total	$4,441	$—	$—	$4,441	$(2,998)

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

The estimated fair value of the Company’s financial instruments at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Fair Value Measurement at September 30, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$4,258,984	$4,012,781	$246,203	$—	$4,258,984
Securities available for sale	6,330,699	1,124,276	5,206,423	—	6,330,699
Securities held to maturity (exclusive of allowance for credit losses)	5,732,583	—	4,856,466	—	4,856,466
Trading securities	24,509	9,191	15,318	—	24,509
Other securities	473,255	10,780	462,475	—	473,255
Loans (exclusive of allowance for credit losses)	22,884,513	—	22,631,666	—	22,631,666
Derivatives	144,310	—	144,310	—	144,310
FINANCIAL LIABILITIES
Demand and savings deposits	30,088,499	30,088,499	—	—	30,088,499
Time deposits	3,343,253	—	3,343,253	—	3,343,253
Other borrowings	4,057,602	49,213	4,008,389	—	4,057,602
Long-term debt	382,768	—	411,792	—	411,792
Derivatives	151,527	—	151,527	—	151,527
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					8,250
Commitments to extend resell agreements					83
Commercial letters of credit					83
Standby letters of credit					3,112

	Fair Value Measurement at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,638,384	$1,686,787	$951,597	$—	$2,638,384
Securities available for sale	7,006,347	1,144,570	5,861,777	—	7,006,347
Securities held to maturity (exclusive of allowance for credit losses)	5,861,599	—	5,280,659	—	5,280,659
Trading securities	17,980	2,384	15,596	—	17,980
Other securities	349,758	10,782	338,976	—	349,758
Loans (exclusive of allowance for credit losses)	21,033,167	—	20,816,899	—	20,816,899
Derivatives	48,121	—	48,121	—	48,121
FINANCIAL LIABILITIES
Demand and savings deposits	31,721,995	31,721,995	—	—	31,721,995
Time deposits	917,138	—	917,138	—	917,138
Other borrowings	2,222,167	62,480	2,159,687	—	2,222,167
Long-term debt	381,311	—	418,737	—	418,737
Derivatives	126,334	—	126,334	—	126,334
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					9,260
Commercial letters of credit					185
Standby letters of credit					3,982

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2023 and December 31, 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine months ended September 30, 2023. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
natural disasters, war or terrorist activities, including instability in the Middle East and Russia's military action in Ukraine, pandemics, and their effects on economic and business environments in which the Company operates;
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

Overview

The rapid rise in interest rates during 2022 and in the first nine months of 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the recent bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital. See further discussion around these items in the remaining sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the third quarter of 2023, total revenue decreased $6.6 million, or 1.8%, as compared to the third quarter of 2022, while noninterest expense was flat for the same period. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the third quarter of 2023, the Company had a decrease in net interest income of $11.2 million, or 4.8%, from the same period in 2022. The change in net interest income was driven by higher interest expense due to an unfavorable mix shift in the composition of liabilities, partially offset by increased loan growth. These changes are driven by the higher interest rate environment compared to the third quarter of 2022. The increase in interest income was driven by a $3.5 billion, or 18.0% increase in average loans, driven by organic loan growth, coupled with the impact of higher short-term and long-term interest rates. The funding for these assets was driven primarily by a 25.0% increase in average interest-bearing liabilities, including an increase in average borrowed funds of $2.3 billion compared to the same period in 2022. Net interest margin, on a tax-equivalent basis, decreased 33 basis points compared to the same period in 2022, primarily due to increased cost and mix of interest-bearing liabilities, partially offset by increased loan volumes, repricing of earning assets, and the benefit of interest free funds. Net interest spread contracted by 99 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $4.6 million, or 3.6%, to $133.3 million for the three months ended September 30, 2023, compared to the same period in 2022. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended September 30, 2023, noninterest income represented 37.5% of total revenue, compared to 35.5% for the same period in 2022. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At September 30, 2023, the Company had $2.8 billion in total shareholders’ equity. This is an increase of $283.1 million, or 11.2%, compared to total shareholders’ equity at September 30, 2022. At September 30, 2023, the Company had a total risk-based capital ratio of 12.68%. The Company did not repurchase shares of common stock during the third quarter of 2023.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2023. The changes identified in the summary are explained in greater detail below. The Company recorded net income of $96.6 million for the three-month period ended September 30, 2023, compared to net income of $88.0 million for the same period a year earlier. Basic earnings per share for the third quarter of 2023 were $1.99 per share ($1.98 per share fully-diluted) compared to $1.82 per share ($1.81 per share fully-diluted) for the third quarter of 2022. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2023 were 0.97% and 13.25%, respectively, compared to 0.96% and 12.90%, respectively, for the three-month period ended September 30, 2022.

The Company recorded net income of $279.1 million for the nine-month period ended September 30, 2023, compared to net income of $331.5 million for the same period a year earlier. Basic earnings per share for the nine-month period ended September 30, 2023 were $5.76 per share ($5.73 per share fully-diluted) compared to $6.86 per share ($6.80 per share fully-diluted) for the same period in 2022. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2023 were 0.95% and 13.18%, respectively, compared to 1.18% and 16.05%, respectively, for the nine-month period ended September 30, 2022.

Net interest income for the three and nine-month periods ended September 30, 2023 decreased $11.2 million, or 4.8%, and increased $21.0 million, or 3.1%, respectively, compared to the same periods in 2022. For the three-month period ended September 30, 2023, average earning assets increased by $2.9 billion, or 8.5%, and for the nine-month period ended September 30, 2023, they increased by $1.5 billion, or 4.2%, compared to the same periods in 2022. Net interest margin, on a tax-equivalent basis, decreased to 2.43% and to 2.54% for the three and nine-month periods ended September 30, 2023, respectively, compared to 2.76% and 2.56% for the same periods in 2022.

The provision for credit losses decreased by $17.0 million for the three-month period ended September 30, 2023 and increased by $12.3 million for the nine-month period ended September 30, 2023, as compared to the same periods in 2022. These changes were driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. The Company’s nonperforming loans decreased $2.8 million to $17.0 million at September 30, 2023, compared to September 30, 2022. The ACL on loans as a percentage of total loans increased to 0.97% as of September 30, 2023, compared to 0.93% at September 30, 2022. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $4.6 million, or 3.6%, for the three-month period ended September 30, 2023, and decreased by $27.1 million, or 6.3%, for the nine-month period ended September 30, 2023, compared to the same periods in 2022. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense was flat for the three-month period ended September 30, 2023, and increased by $48.9 million, or 7.4%, for the nine-month period ended September 30, 2023, compared to the same periods in 2022. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and nine-month periods ended September 30, 2023 decreased $11.2 million, or 4.8%, and increased $21.0 million, or 3.1%, compared to the same periods in 2022.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended September 30, 2023 decreased 99 basis points as compared to the same period in 2022. Net interest margin for the three months ended September 30, 2023 decreased 33 basis points compared to the same period in 2022. Net interest spread for the nine-month period ended September 30, 2023 decreased by 88 basis points as compared to the same period in 2022. Net interest margin for the nine-month period ended September 30, 2023 decreased by two basis points compared to the same period in 2022. The changes are primarily due to increased cost and mix of interest-bearing liabilities, partially offset by increased loan volumes, repricing of earning assets, and the benefit of interest free funds. The impact of the increased cost and mix of interest-bearing liabilities had a significant impact in the third quarter of 2023. The cost of interest-bearing liabilities increased 254 basis points from the third quarter of 2023 and 281 basis points for the nine-month period ended September 30, 2023. Earning asset balance increases have been primarily driven by higher average loan balances. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.01% for the three-month period ended September 30, 2023, and 3.46% for the same period in 2022. The average yield on earning assets without the tax-equivalent basis adjustment would have been 4.80% for the nine-month period ended September 30, 2023, and 2.87% for the same period in 2022.

	Three Months Ended September 30,
	2023		2022
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$22,751,467	6.41%	$19,284,262	4.46%
Securities:
Taxable	8,964,467	2.37	9,796,212	2.03
Tax-exempt	3,783,890	3.37	3,885,333	3.18
Total securities	12,748,357	2.66	13,681,545	2.35
Federal funds and resell agreements	303,864	5.96	848,844	2.83
Interest-bearing due from banks	1,548,867	5.26	632,595	1.60
Other earning assets	17,327	5.31	5,651	5.69
Total earning assets	37,369,882	5.08	34,452,897	3.53
Allowance for credit losses	(227,878)		(167,939)
Other assets	2,381,496		2,025,193
Total assets	$39,523,500		$36,310,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$21,315,761	3.57%	$17,403,199	1.10%
Federal funds and repurchase agreements	2,027,382	4.52	3,055,164	1.91
Borrowed funds	2,605,897	5.28	294,739	4.96
Total interest-bearing liabilities	25,949,040	3.82	20,753,102	1.28
Noninterest-bearing demand deposits	10,014,686		12,394,251
Other liabilities	667,920		456,992
Shareholders' equity	2,891,854		2,705,806
Total liabilities and shareholders' equity	$39,523,500		$36,310,151
Net interest spread		1.26%		2.25%
Net interest margin		2.43		2.76

	Nine Months Ended September 30,
	2023		2022
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$22,076,977	6.17%	$18,328,139	3.91%
Securities:
Taxable	9,179,230	2.35	9,695,499	1.94
Tax-exempt	3,816,122	3.36	3,912,590	3.11
Total securities	12,995,352	2.64	13,608,089	2.28
Federal funds and resell agreements	343,297	5.49	1,070,319	1.50
Interest-bearing due from banks	1,935,029	4.90	2,841,510	0.43
Other earning assets	13,071	5.56	12,170	4.86
Total earning assets	37,363,726	4.87	35,860,227	2.94
Allowance for credit losses	(213,744)		(182,647)
Other assets	2,322,171		1,988,189
Total assets	$39,472,153		$37,665,769
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$20,638,982	3.18%	$17,775,016	0.53%
Federal funds and repurchase agreements	2,273,826	4.18	2,896,021	1.01
Borrowed funds	2,319,652	5.25	279,659	4.85
Total interest-bearing liabilities	25,232,460	3.46	20,950,696	0.65
Noninterest-bearing demand deposits	10,816,120		13,537,023
Other liabilities	591,919		416,492
Shareholders' equity	2,831,654		2,761,558
Total liabilities and shareholders' equity	$39,472,153		$37,665,769
Net interest spread		1.41%		2.29%
Net interest margin		2.54		2.56

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) decreased $2.3 billion and $2.8 billion for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. The benefit from interest-free funds increased 66 and 86 basis points in the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to increased short-term interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2023 and 2022			September 30, 2023 and 2022
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$43,972	$106,543	$150,515	$126,254	$356,307	$482,561
Securities:
Taxable	(4,485)	7,937	3,452	(7,809)	28,220	20,411
Tax-exempt	(844)	1,856	1,012	(2,392)	6,867	4,475
Federal funds sold and resell agreements	(5,468)	3,979	(1,489)	(12,566)	14,670	2,104
Interest-bearing due from banks	6,961	11,045	18,006	(3,847)	65,561	61,714
Trading	147	(6)	141	44	86	130
Interest income	40,283	131,354	171,637	99,684	471,711	571,395
Change in interest incurred on:
Interest-bearing deposits	13,119	130,343	143,462	13,053	407,246	420,299
Federal funds purchased and repurchase agreements	(6,283)	14,650	8,367	(5,639)	54,907	49,268
Other borrowed funds	30,755	251	31,006	79,979	886	80,865
Interest expense	37,591	145,244	182,835	87,393	463,039	550,432
Net interest income	$2,692	$(13,890)	$(11,198)	$12,291	$8,672	$20,963

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Average earning assets	$37,369,882	$34,452,897	$2,916,985	$37,363,726	$35,860,227	$1,503,499
Interest-bearing liabilities	25,949,040	20,753,102	5,195,938	25,232,460	20,950,696	4,281,764
Interest-free funds	$11,420,842	$13,699,795	$(2,278,953)	$12,131,266	$14,909,531	$(2,778,265)
Free funds ratio (interest free funds to average earning assets)	30.56%	39.76%	(9.20)%	32.47%	41.58%	(9.11)%
Tax-equivalent yield on earning assets	5.08	3.53	1.55	4.87	2.94	1.93
Cost of interest-bearing liabilities	3.82	1.28	2.54	3.46	0.65	2.81
Net interest spread	1.26	2.25	(0.99)	1.41	2.29	(0.88)
Benefit of interest-free funds	1.17	0.51	0.66	1.13	0.27	0.86
Net interest margin	2.43%	2.76%	(0.33)%	2.54%	2.56%	(0.02)%

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

Based on the factors above, management of the Company recorded $5.0 million as provision for credit losses for the three-month period ended September 30, 2023, as compared to $22.0 million for the same period in 2022. For the nine-month period ended September 30, 2023, management of the Company recorded $41.2 million as provision for credit losses, as compared to $28.9 million for the same period in 2022. These changes are the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans increased to 0.97% of total loans as of September 30, 2023, compared to 0.93% of total loans as of September 30, 2022.

Table 3 presents a summary of the Company’s ACL for the nine-month periods ended September 30, 2023 and 2022, and for the year ended December 31, 2022. Net charge-offs were $9.1 million for the nine-month period ended September 30, 2023, compared to $37.7 million for the same period in 2022. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2023	2022	2022
Allowance – January 1	$194,243	$196,711	$196,711
Provision for credit losses	39,227	28,400	37,400
Charge-offs:
Commercial and industrial	(4,727)	(36,217)	(37,269)
Specialty lending	(762)	—	—
Commercial real estate	(21)	—	(29)
Consumer real estate	(1,153)	(57)	(57)
Consumer	(934)	(560)	(800)
Credit cards	(6,181)	(4,785)	(6,150)
Leases and other	—	—	—
Total charge-offs	(13,778)	(41,619)	(44,305)
Recoveries:
Commercial and industrial	3,331	1,419	1,550
Specialty lending	1	430	433
Commercial real estate	21	385	385
Consumer real estate	24	121	131
Consumer	154	89	126
Credit cards	1,125	1,496	1,812
Leases and other	—	—	—
Total recoveries	4,656	3,940	4,437
Net charge-offs	(9,122)	(37,679)	(39,868)
Allowance for credit losses – end of period	$224,348	$187,432	$194,243
Allowance for credit losses on loans	$221,462	$184,913	$191,836
Allowance for credit losses on held-to-maturity securities	2,886	2,519	2,407
Loans at end of period, net of unearned interest	22,881,689	19,883,573	21,031,189
Held-to-maturity securities at end of period	5,732,583	5,837,706	5,861,599
Total assets at amortized cost	28,614,272	25,721,279	26,892,788
Average loans, net of unearned interest	22,074,844	18,326,871	18,822,416
Allowance for credit losses on loans to loans at end of period	0.97%	0.93%	0.91%
Allowance for credit losses – end of period to total assets at amortized cost	0.78%	0.73%	0.72%
Allowance as a multiple of net charge-offs	18.40x	3.72x	4.87x
Net charge-offs to average loans	0.06%	0.27%	0.21%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Trust and securities processing	$66,668	$59,586	$7,082	11.9%
Trading and investment banking	3,771	5,387	(1,616)	(30.0)
Service charges on deposits	21,080	19,932	1,148	5.8
Insurance fees and commissions	272	375	(103)	(27.5)
Brokerage fees	13,400	13,840	(440)	(3.2)
Bankcard fees	19,296	19,379	(83)	(0.4)
Investment securities gains (losses), net	271	(1,345)	1,616	120.1
Other	8,559	11,569	(3,010)	(26.0)
Total noninterest income	$133,317	$128,723	$4,594	3.6%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Trust and securities processing	$190,616	$178,000	$12,616	7.1%
Trading and investment banking	13,879	17,950	(4,071)	(22.7)
Service charges on deposits	63,620	65,409	(1,789)	(2.7)
Insurance fees and commissions	771	879	(108)	(12.3)
Brokerage fees	40,680	29,687	10,993	37.0
Bankcard fees	56,047	53,854	2,193	4.1
Investment securities (losses) gains, net	(4,153)	58,853	(63,006)	(107.1)
Other	40,139	24,104	16,035	66.5
Total noninterest income	$401,599	$428,736	$(27,137)	(6.3)%

Noninterest income increased by $4.6 million, or 3.6%, during the three-month period ended September 30, 2023, and decreased $27.1 million, or 6.3%, during the nine-month period ended September 30, 2023, compared to the same periods in 2022. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three and nine-month periods ended September 30, 2023, compared to the same periods in 2022, was primarily due to an increase in fund services and corporate trust revenues. For the three-month period ended September 30, 2023, fund services revenue increased $4.1 million, or 12.2%, and corporate trust revenue increased $2.4 million, or 19.6%, compared to the same period in 2022. For the nine-month period ended September 30, 2023, corporate trust revenue increased $5.8 million, or 16.0%, and fund services revenue increased $7.3 million, or 7.3%, compared to the same period in 2022. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended September 30, 2023 decreased $1.6 million, or 30.0%, and decreased $4.1 million, or 22.7%, for the nine-month period ended September 30, 2023 compared to the same periods in 2022. These changes were primarily driven by the volatile market’s impact on trading volume. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended September 30, 2023 increased $1.1 million, or 5.8%, and decreased $1.8 million, or 2.7%, for the nine-month period ended September 30, 2023. The increase for the three-month period was driven by increased corporate service charge income. The decrease for the nine-month period was driven by lower healthcare income.

Brokerage fees for the three-month period ended September 30, 2023 decreased $0.4 million, or 3.2%, compared to the same period in 2022. For the nine-month period ended September 30, 2023, brokerage fees increased $11.0 million, or 37.0%, compared to the same period in 2022. The changes in the three-month and nine-month periods were driven by 12b-1 fees and money market income.

Bankcard fees for the three and nine-month periods ended September 30, 2023 were flat and increased $2.2 million, or 4.1%, respectively, as compared to the same periods in 2022. The increase was driven by increased interchange income, partially offset by higher rewards and rebate costs.

Investment securities gains, net for the three and nine-month periods ended September 30, 2023 increased $1.6 million, or 120.1%, and decreased $63.0 million, or 107.1%, respectively, compared to the same periods in 2022. The increase for the three-month period ended September 30, 2023, was driven by an increase in the value of the Company's marketable securities as compared to the same periods in 2022. The decrease for the nine-month period was driven by a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares in the second quarter of 2022. This decrease was coupled with an impairment loss on an available-for-sale subordinated debt security recorded in 2023, and partially offset by an increase in the value of the Company's marketable securities as compared to the same period in 2022. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended September 30, 2023, decreased $3.0 million, or 26.0%, compared to the same period in 2022, driven by decreases of $2.7 million in company-owned life insurance and $1.3 million in derivative income. For the nine-month period, other noninterest income increased $16.0 million, or 66.5%, compared to the same period in 2022, primarily driven by a $15.2 million increase in company-owned life insurance and an increase of $1.2 million in bank-owned life insurance.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Salaries and employee benefits	$133,380	$136,467	$(3,087)	(2.3)%
Occupancy, net	12,283	12,231	52	0.4
Equipment	17,204	18,811	(1,607)	(8.5)
Supplies and services	3,213	3,139	74	2.4
Marketing and business development	6,631	6,671	(40)	(0.6)
Processing fees	26,016	20,901	5,115	24.5
Legal and consulting	7,230	10,255	(3,025)	(29.5)
Bankcard	8,852	6,551	2,301	35.1
Amortization of other intangible assets	2,124	1,092	1,032	94.5
Regulatory fees	6,153	4,200	1,953	46.5
Other	8,355	11,078	(2,723)	(24.6)
Total noninterest expense	$231,441	$231,396	$45	0.0%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Salaries and employee benefits	$419,190	$388,491	$30,699	7.9%
Occupancy, net	36,206	36,439	(233)	(0.6)
Equipment	52,139	55,290	(3,151)	(5.7)
Supplies and services	11,283	9,893	1,390	14.1
Marketing and business development	19,090	16,911	2,179	12.9
Processing fees	75,828	58,682	17,146	29.2
Legal and consulting	21,574	28,431	(6,857)	(24.1)
Bankcard	24,292	18,998	5,294	27.9
Amortization of other intangible assets	6,539	3,388	3,151	93.0
Regulatory fees	17,827	11,146	6,681	59.9
Other	25,198	32,632	(7,434)	(22.8)
Total noninterest expense	$709,166	$660,301	$48,865	7.4%

Noninterest expense was flat and increased $48.9 million, or 7.4%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits decreased by $3.1 million, or 2.3%, and increased $30.7 million, or 7.9%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. Salaries and wages expense increased $3.0 million, or 3.7%, and increased $23.1 million, or 10.0%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. Bonus and commission expense decreased $4.6 million, or 13.8%, and decreased $10.2 million, or 10.6%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. Employee benefits expense decreased $1.5 million, or 6.8%, and increased $17.8 million, or 29.7%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022, driven by changes in deferred compensation expense.

Equipment expense decreased $1.6 million, or 8.5%, and $3.2 million, or 5.7%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to decreased software expense.

Marketing and business development expense was flat, and increased $2.2 million, or 12.9%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in the nine-month period was primarily due to the timing of multiple marketing initiatives, as well as increased travel and entertainment expense.

Processing fees increased $5.1 million, or 24.5%, and $17.1 million, or 29.2%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to increased software subscription costs.

Legal and consulting expense decreased $3.0 million, or 29.5%, and $6.9 million, or 24.1%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to the timing of multiple projects.

Bankcard expense increased $2.3 million, or 35.1%, and $5.3 million, or 27.9%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022 primarily driven by higher administrative expense.

Regulatory fees increased $2.0 million, or 46.5%, and $6.7 million, or 59.9%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022 primarily driven by higher deposit insurance expense.

Other expense decreased $2.7 million, or 24.6%, and $7.4 million, or 22.8%, for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. For the three-month period the decrease was driven by lower operational losses. For the nine-month period ended September 30, 2023, this decrease was due to lower charitable contribution expense.

Income Tax Expense

The Company’s effective tax rate was 18.1% for the nine months ended September 30, 2023, compared to 18.8% for the same period in 2022. The decrease in the effective tax rate for 2023 is primarily attributable to a larger portion of income being earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2023. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$148,666	$150,080	$(1,414)	(0.9)%
Provision for credit losses	3,010	20,156	(17,146)	(85.1)
Noninterest income	23,091	16,785	6,306	37.6
Noninterest expense	81,767	87,120	(5,353)	(6.1)
Income before taxes	86,980	59,589	27,391	46.0
Income tax expense	16,311	12,859	3,452	26.8
Net income	$70,669	$46,730	$23,939	51.2%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$444,083	$444,176	$(93)	0.0%
Provision for credit losses	35,110	25,183	9,927	39.4
Noninterest income	71,658	100,379	(28,721)	(28.6)
Noninterest expense	251,667	246,230	5,437	2.2
Income before taxes	228,964	273,142	(44,178)	(16.2)
Income tax expense	41,114	52,001	(10,887)	(20.9)
Net income	$187,850	$221,141	$(33,291)	(15.1)%

For the nine-month period ended September 30, 2023, Commercial Banking net income decreased $33.3 million, or 15.1%, to $187.9 million, as compared to the same period in 2022. Net interest income was flat for the nine-month period ended September 30, 2023, compared to the same period in 2022, driven by increased interest expense due to the unfavorable changes in the mix of interest-bearing liabilities and higher interest rates, but offset by strong loan growth and increased loan yields. Provision for credit losses increased $9.9 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2023 as compared to 2022. Noninterest income decreased $28.7 million, or 28.6%, compared to the same period in 2022, primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares recorded in the second quarter of 2022, as well as a decrease of $5.3 million in other income due to reduced derivative income and the gain on sale of the Company’s factoring loan portfolio recorded in the first quarter of 2022. Noninterest expense increased $5.4 million, or 2.2%, to $251.7 million for the nine-month period ended September 30, 2023, compared to the same period in 2022. This increase was driven by a $3.9 million increase in salary and benefits expense, a $3.0 million increase in regulatory fees, a $1.7 million increase in processing fees, and a $1.7 million increase in technology, service, and overhead expenses. These increases were partially offset by a decrease of $4.5 million in legal and consulting expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$43,133	$43,382	$(249)	(0.6)%
Provision for credit losses	423	162	261	161.1
Noninterest income	86,521	89,386	(2,865)	(3.2)
Noninterest expense	87,502	82,073	5,429	6.6
Income before taxes	41,729	50,533	(8,804)	(17.4)
Income tax expense	7,866	7,735	131	1.7
Net income	$33,863	$42,798	$(8,935)	(20.9)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$148,615	$104,615	$44,000	42.1%
Provision for credit losses	754	402	352	87.6
Noninterest income	257,573	243,740	13,833	5.7
Noninterest expense	268,464	234,185	34,279	14.6
Income before taxes	136,970	113,768	23,202	20.4
Income tax expense	24,558	22,353	2,205	9.9
Net income	$112,412	$91,415	$20,997	23.0%

For the nine-month period ended September 30, 2023, Institutional Banking net income increased $21.0 million, or 23.0%, compared to the same period last year. Net interest income increased $44.0 million, or 42.1%, compared to the same period last year, driven by an increase in funds transfer pricing due to the increase in interest rates. Noninterest income increased $13.8 million, or 5.7%, primarily due to increases of $13.3 million in trust and securities processing and $11.1 million in brokerage fees, partially offset by a decrease in income related to the allocated portion of the gain on the sale of Visa Inc. Class B common shares recorded in the second quarter of 2022. Noninterest expense increased $34.3 million, or 14.6%, primarily driven by increases of $15.7 million in salary and employee benefits expense, $3.6 million in bankcard expense, $3.6 million in operational losses, $3.1 million in intangible amortization, $2.6 million in software expense, $2.2 million in processing fees, $2.1 million in regulatory fees, and $1.0 million in technology, service, and overhead expenses.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$30,488	$40,023	$(9,535)	(23.8)%
Provision for credit losses	1,544	1,682	(138)	(8.2)
Noninterest income	23,705	22,552	1,153	5.1
Noninterest expense	62,172	62,203	(31)	(0.0)
Loss before taxes	(9,523)	(1,310)	(8,213)	(626.9)
Income tax (benefit) expense	(1,545)	228	(1,773)	(777.6)
Net loss	$(7,978)	$(1,538)	$(6,440)	(418.7)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2023	2022	23-22	23-22
Net interest income	$96,896	$119,840	$(22,944)	(19.1)%
Provision for credit losses	5,363	3,315	2,048	61.8
Noninterest income	72,368	84,617	(12,249)	(14.5)
Noninterest expense	189,035	179,886	9,149	5.1
(Loss) income before taxes	(25,134)	21,256	(46,390)	(218.2)
Income tax (benefit) expense	(3,973)	2,303	(6,276)	(272.5)
Net (loss) income	$(21,161)	$18,953	$(40,114)	(211.6)%

For the nine-month period ended September 30, 2023, Personal Banking net income decreased $40.1 million, or 211.6%, to a net loss of $21.2 million, as compared to the same period in 2022. Net interest income decreased $22.9 million, or 19.1%, compared to the same period last year due to higher deposit interest expense driven by the increase in short-term interest rates. Provision for credit losses increased $2.0 million for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2023 as compared to 2022. Noninterest income decreased $12.2 million, or 14.5%, for the same period primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares recorded in the second quarter of 2022, partially offset by an increase of $2.3 million in other income driven by the gain on sale of other assets during the second quarter of 2023. Noninterest expense increased $9.1 million, or 5.1%, primarily due to increases of $2.6 million in salaries and benefits expense, $2.3 million in operational losses, $1.6 million in regulatory fees, $1.2 million in marketing and business development expense, $0.9 million in supplies expense, and $0.6 million in processing fees.

Balance Sheet Analysis

Total assets of the Company increased $3.0 billion, or 7.7%, as of September 30, 2023, compared to December 31, 2022, primarily due to an increase of $2.4 billion, or 201.6%, in interest-bearing due from banks and an increase of $1.9 billion, or 8.8% in loan balances. These increases were partially offset by a decrease of $674.6 million, or 5.1%, in total securities, and a decrease of $710.4 million, or 74.1%, in federal funds and securities purchased under agreements to resell.

Total assets of the Company increased $3.9 billion, or 10.3%, as of September 30, 2023, compared to September 30, 2022, primarily due to an increase in loan balances of $3.0 billion, or 15.1% and an increase of $1.8 billion, or 101.1%, in interest-bearing due from banks. These increases were partially offset by a decrease in total securities of $753.1 million, or 5.7%, and a decrease of $468.3 million, or 65.4%, in federal funds and securities purchased under agreements to resell.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2023	2022	2022
Total assets	$41,464,682	$37,581,062	$38,512,461
Loans, net of unearned interest	22,884,513	19,886,443	21,033,167
Total securities	12,561,046	13,314,105	13,235,684
Interest-bearing due from banks	3,556,076	1,768,008	1,179,105
Total earning assets	39,249,838	35,685,105	36,406,553
Total deposits	33,431,752	31,806,388	32,639,133
Total borrowed funds	4,440,370	2,695,711	2,603,478

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

Actual loan balances totaled $22.9 billion as of September 30, 2023, and increased $1.9 billion, or 8.8%, compared to December 31, 2022, and increased $3.0 billion, or 15.1%, compared to September 30, 2022. Compared to December 31, 2022, commercial real estate loans increased $1.2 billion, or 15.3%, commercial and industrial loans increased $583.7 million, or 6.3%, and consumer real estate loans increased $201.2 million, or 7.4%. Compared to September 30, 2022, commercial real estate loans increased $1.7 billion, or 23.6%, commercial and industrial loans increased $1.0 billion, or 11.4%, and consumer real estate loans increased $290.0 million, or 11.0%. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $12.6 billion as of September 30, 2023, and $13.2 billion as of December 31, 2022, and comprised 32.0% and 36.5% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 50.4% of the Company’s total securities portfolio at September 30, 2023 and 52.9% at December 31, 2022. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 61.7 months at September 30, 2023, compared to 62.3 months at December 31, 2022, and 69.7 months at September 30, 2022. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $8.5 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2023 and December 31, 2022, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.7 billion and $5.9 billion at September 30, 2023 and December 31, 2022, respectively. The average life of the HTM portfolio was 9.5 years at September 30, 2023, compared to 9.3 years at December 31, 2022, and 9.0 years at September 30, 2022.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.64% for the nine-month period ended September 30, 2023, compared to 2.28% for the same period in 2022.

At September 30, 2023, the unrealized pre-tax net loss on the AFS securities portfolio was $917.8 million, or 12.7% of the $7.2 billion amortized cost value, an increase of $146.2 million as compared to December 31, 2022. At September 30, 2023, the unrealized pre-tax net loss on the securities designated as HTM was $876.1 million, or 15.3% of amortized cost value, compared to $580.9 million at December 31, 2022. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $216.5 million as of September 30, 2023, and $247.0 million as of December 31, 2022, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits increased $792.6 million, or 2.4%, from December 31, 2022 to September 30, 2023 and increased $1.6 billion, or 5.1%, from September 30, 2022 to September 30, 2023. Total interest-bearing balances increased $2.8 billion, partially offset by a decrease of $2.0 billion in noninterest-bearing deposits from December 31, 2022 to September 30, 2023. Total interest-bearing deposits increased $4.2 billion, partially offset by a decrease of $2.6 billion in noninterest-bearing deposits from September 30, 2022 to September 30, 2023. Deposits can fluctuate at quarter-end due to the operational nature of our commercial and institutional clients. The shift from noninterest-bearing to interest-bearing deposits is related to the recent increases in short-term and long-term interest rates, as well as recent industry volatility. Noninterest-bearing deposits were 33.7%, 40.6%, and 43.6% of total deposits at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

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

As of September 30, 2023, there were an estimated $20.7 billion of uninsured deposits, a decrease of $3.9 billion as compared to December 31, 2022, and a decrease of $2.9 billion as compared to September 30, 2022. Estimated uninsured deposits comprised approximately 62.0%, 75.5%, and 74.4% of total deposits as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $1.5 billion and collateralized deposits of $4.9 billion, the adjusted estimated uninsured deposits were $14.2 billion as of September 30, 2023. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 42.6% as of September 30, 2023. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 51.0% as of December 31, 2022, and 51.4% as of September 30, 2022.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. As of September 30, 2023, the Company had $1.3 billion of deposits in the program.

Long-term debt totaled $382.8 million as of September 30, 2023, compared to $381.3 million as of December 31, 2022, and $381.5 million as of September 30, 2022. In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032. The Company received $107.9 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.64%, due to issuance costs, with an interest rate reset date of September 2027.

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

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.40% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit. As of September 30, 2023, the Company had no advances outstanding on this revolving line of credit.

Short-term debt totaled $2.3 billion as September 30, 2023 and consisted of two short-term borrowings with the FHLB of Des Moines totaling $1.5 billion and an $800.0 million borrowing with the BTFP. One FHLB borrowing has a principal balance of $500.0 million and an interest rate of 5.47% and is due in the fourth quarter of 2023, while the other has a principal balance of $1.0 billion and an interest rate of 5.04% and is due in the second quarter of 2024. The BTFP borrowing has a rate of 4.70% and is due in the fourth quarter of 2023. The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility. See further information in Note 7, “Borrowed Funds” in the Notes to Consolidated Financial Statements.

Federal funds purchased and securities sold under agreements to repurchase totaled $1.8 billion as of September 30, 2023, $2.2 billion at December 31, 2022, and $2.3 billion at September 30, 2022. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility.

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

Total shareholders’ equity was $2.8 billion at September 30, 2023, a $139.6 million increase as compared to December 31, 2022, and a $283.1 million increase compared to September 30, 2022.

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

The Company did not repurchase shares of common stock during 2023 pursuant to any of its announced repurchased plans. During the nine-month period ended September 30, 2022, the Company acquired 330,999 shares of its common stock pursuant to the applicable Repurchase Authorization.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.39 per share quarterly cash dividend payable on January 2, 2024, to shareholders of record at the close of business on December 11, 2023.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $70.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had two short-term advances totaling $1.5 billion outstanding at FHLB of Des Moines as of September 30, 2023. Additionally, in 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in January 2024. The Company’s remaining borrowing capacity with the FHLB was $436.7 million as of September 30, 2023.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of September 30, 2023. As of September 30, 2023, the Company’s remaining borrowing capacity with the BTFP was $20.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $10.2 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $7.4 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of September 30, 2023.

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

The Company's capital position as of September 30, 2023 is summarized in the table below and exceeded regulatory requirements.

Table 10

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2023	2022	2023	2022
Common equity tier 1 capital ratio	10.77%	11.18%	10.77%	11.18%
Tier 1 risk-based capital ratio	10.77	11.18	10.77	11.18
Total risk-based capital ratio	12.68	13.13	12.68	13.13
Leverage ratio	8.55	8.66	8.55	8.66
Return on average assets	0.97	0.96	0.95	1.18
Return on average equity	13.25	12.90	13.18	16.05
Average equity to assets	7.32	7.45	7.17	7.33

The Company's per share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2023	2022	2023	2022
Earnings – basic	$1.99	$1.82	$5.76	$6.86
Earnings – diluted	1.98	1.81	5.73	6.80
Cash dividends	0.38	0.37	1.14	1.11
Dividend payout ratio	19.1%	20.3%	19.8%	16.2%
Book value	$57.83	$52.24	$57.83	$52.24

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

Table 11 shows the net interest income increase or decrease over the next two years as of September 30, 2023 and 2022 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 11

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(2.1)%	(1.4)%	2.4%	5.6%
100	(1.0)	(0.6)	1.2	2.9
Static	—	—	—	—
(100)	1.1	0.4	(1.3)	(3.2)
(200)	2.4	n/a	(2.2)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	1.2%	1.9%	5.6%	7.6%
100	0.6	1.0	2.8	3.9
Static	—	—	—	—
(100)	(0.6)	(1.3)	(2.9)	(4.2)
(200)	(0.7)	n/a	(5.7)	n/a

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $24.5 million as of September 30, 2023, $18.0 million as of December 31, 2022, and $14.4 million as of September 30, 2022. Securities sold not yet purchased (i.e., short positions) totaled $9.7 million at September 30, 2023, $3.5 million as of December 31, 2022, and $4.0 million at September 30, 2022 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans decreased $2.8 million to $17.0 million at September 30, 2023, compared to September 30, 2022, and decreased $2.2 million, compared to December 31, 2022.

The Company had $68 thousand of other real estate owned as of both September 30, 2022, and December 31, 2022. Loans past due more than 90 days and still accruing interest totaled $3.0 million as of September 30, 2023, compared to $2.5 million at September 30, 2022 and $1.6 million as of December 31, 2022.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $3.2 million of restructured loans at September 30, 2023, $5.5 million at September 30, 2022, and $5.2 million at December 31, 2022.

Table 12

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2023	2022	2022
Nonaccrual loans	$14,519	$17,384	$16,838
Restructured loans on nonaccrual	2,523	2,433	2,431
Total nonperforming loans	17,042	19,817	19,269
Other real estate owned	—	68	68
Total nonperforming assets	$17,042	$19,885	$19,337
Loans past due 90 days or more	$3,044	$2,513	$1,617
Restructured loans accruing	665	3,109	2,790
Allowance for credit losses on loans	221,462	184,913	191,836
Ratios:
Nonperforming loans as a percent of loans	0.07%	0.10%	0.09%
Nonperforming assets as a percent of loans plus other real estate owned	0.07	0.10	0.09
Nonperforming assets as a percent of total assets	0.04	0.05	0.05
Loans past due 90 days or more as a percent of loans	0.01	0.01	0.01
Allowance for credit losses on loans as a percent of loans	0.97	0.93	0.91
Allowance for credit losses on loans as a multiple of nonperforming loans	13.00x	9.33x	9.96x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.3 billion of high-quality securities available for sale as of September 30, 2023. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $8.5 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2023 and December 31, 2022, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2023 was $18.1 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.4% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding as of September 30, 2023.

The Company is a member bank of the FHLB. The Company owns $70.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had a $1.0 billion and a $500.0 million short-term advance outstanding at FHLB of Des Moines as of September 30, 2023 at interest rates of 5.04% and 5.47%, respectively. Additionally, in 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in January 2024. The Company’s remaining borrowing capacity with the FHLB was $436.7 million as of September 30, 2023.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of September 30, 2023 at an interest rate of 4.70%. As of September 30, 2023, the Company’s remaining borrowing capacity with the BTFP was $20.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $10.2 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $7.4 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of September 30, 2023.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2023.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 24, 2023	—	$—	—	—
July 25 - July 31, 2023	—	—	—	1,000,000
August 1 - August 31, 2023	—	—	—	1,000,000
September 1 - September 30, 2023	—	—	—	1,000,000
Total	—	$—	—

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

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: October 26, 2023