Form 10-K
period 2023-12-31
UMB FINANCIAL CORP
filed 2024-02-22
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___

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

As of June 30, 2023, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $2,675,077,467 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2024
Common Stock, $1.00 Par Value	48,741,902

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Human Capital

The Company is dedicated to creating the Unparalleled Customer Experience, and its associates are critical to achieving this mission. As part of the Company’s efforts to recruit and retain top talent, it strives to offer competitive compensation and benefits programs, while fostering a culture rooted in inclusion of a diverse mix of associates who are empowered to be part of something more. The Company believes its associates, customers, and communities mutually benefit by its focus on providing opportunities for its associates to make an impact at work and in their respective communities. On a full-time equivalent basis at December 31, 2023, the Company and its subsidiaries employed 3,599 associates across the country.

Compensation and Benefits Program. The Company’s compensation program is designed to allow it to attract, reward, and retain talented individuals who contribute significant value to the organization. The Company’s compensation programs reward performance, reserving the highest rewards for the highest performers. The Company’s incentive plans are intended to promote the interests of the Company and its shareholders by providing associates with incentives and rewards to encourage them to continue in service of the Company. The Company provides employees with compensation packages that include base salary, annual short-term incentive bonuses, and long-term equity awards tied to management, growth, and protection of the business of the Company. In addition to cash and equity compensation, the Company offers a robust benefits program that includes medical, dental, and vision insurance, health savings accounts and a variety of insurance options, including pet, life, and long-term care. Additionally, the Company also offers associates benefits including paid time off, paid volunteer time off, paid parental leave, adoption assistance, a 401(k) plan, as well as profit sharing and an employee stock ownership plan. The Company strives to engage and encourage associates to act and take personal responsibility for improving their health and well-being, as well as the health and well-being of their families. To assist associates with their goals, the Company offers wellness resources and incentives to support wellness strategies.

Diversity and Inclusion. The Company believes that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better products and services, and is crucial to its efforts to attract and retain key talent. The Company’s talent acquisition team focuses on building recruitment marketing strategies that are designed to identify and attract diverse candidates. The Company’s business resource groups (BRGs) also play a vital role in deepening the recruitment pipeline of diverse talent and refer candidates to the Company on a regular basis. BRGs are structured to engage associates who share common interests, including associates from traditionally underrepresented groups. Nearly 20% of the Company’s associates participate in one or more BRGs.

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

The capital ratios for the Company and the Bank as of December 31, 2023, are set forth below:

	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
UMB Financial Corporation	8.49	10.94	10.94	12.85
UMB Bank, n.a.	8.52	11.21	11.21	11.90

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when prompt corrective action is required in connection with one of its depository-institution subsidiaries. At December 31, 2023, the Bank was categorized as well capitalized under the PCA framework.

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

Name	Age	Position with Registrant

R. Brian Beaird	50

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

Amy Harris	38

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

Shannon A. Johnson	44

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

J. Mariner Kemper	51

Mr. Kemper has served as the Chairman and Chief Executive Officer of the Company since May 2004. From November 2015 until January 2024, he served as President of the Company. He served as the Chairman and Chief Executive Officer of the Bank between December 2012 and January 2014, and as the Chairman of UMB Bank Colorado, n.a. (a prior subsidiary of the Company) between 2000 and 2012. He was President of UMB Bank Colorado from 1997 to 2000. Mr. Kemper is the brother of Mr. Alexander C. Kemper, who served on the Company's Board of Directors during 2023 until his resignation in August, 2023.

Stacy King	48

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

Phil Mason	41

Mr. Mason has served as President of Institutional Banking for the Bank since April 2023. He served as Director of Healthcare Services and Chief Operating Officer Institutional Banking for the Bank from November 2019 until March 2023 and as Chief Operating Officer Institutional Banking for the Bank from June 2015 to October 2019. Prior to this time, Mr. Mason served as Director of Relationship Management and Support Institutional Asset Management for the Bank beginning in April 2013. Mr. Mason first joined the Company in June of 2005, working in the corporate finance department in a variety of roles.

Nikki Newton	52

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

David C. Odgers	54

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

James D. Rine	53

Mr. Rine has served as President of the Company since January 2024, and Vice Chairman of the Company since November 2020. He has additionally served as President and Chief Executive Officer of the Bank since October 2018. He served as President of Commercial Banking from December 2017 until October 2018 and as President of Commercial Banking/Western Region from October 2016 to December 2017. Prior to this time, Mr. Rine served as the President of the Kansas City Region since October 2011. Overall, Mr. Rine has over 20 years of commercial banking experience with the Bank.

Ram Shankar	51

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

Thomas S. Terry	60

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

Abigail Wendel	50

Ms. Wendel was named President of Consumer Banking of the Bank in September 2018. She has also served as Chief Strategy Officer for the Company from June 2015 until September 2018, and as the Director of Investor and Government Relations for the Company from February 2013 through June 2015.

Uma Wilson	45

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

Weak or deteriorating economic conditions, geopolitical events, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities. The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, or there are impacts stemming from geopolitical events, its business or performance could be adversely affected. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products and other services in the Company’s investment-management, asset-servicing, insurance, brokerage, or related businesses. Financial markets and global supply chains may be adversely affected by the impact of military conflict, including the current conflicts in Ukraine and Israel, terrorism or other geopolitical events. Increased delinquencies or defaults could result as well from the Company adopting—for strategic, competitive, or other reasons—more liberal origination or underwriting standards for extensions of credit or other dealings with its customers or counterparties. If delinquencies or defaults on the Company’s loans or investment securities increase, their value and the income derived from them could be adversely affected, and the Company could incur administrative and other costs in seeking a recovery on its claims and any collateral. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is determined to have resulted from a credit loss. In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for credit losses would reduce the Company’s income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real estate markets, the economic environment or associated environmental liabilities. At December 31, 2023, 51.2% of the Company’s aggregate loan portfolio—comprised of commercial real estate loans (representing 38.4% of the aggregate loan portfolio) and consumer real estate loans (representing 12.8% of the aggregate loan portfolio)—was primarily secured by interests in real estate located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well. Real estate values in the markets where this collateral is located may be different from, and in some instances worse than, real estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In recent years, commercial real estate markets have been particularly impacted by the economic and other disruptions resulting from the COVID-19 pandemic. Repayment of commercial real estate, which typically involves higher loan principal amounts as compared to consumer real estate lending, is often dependent on the successful operation of the business conducted on the property securing the loans. Negative shifts in economic conditions can impact the borrower’s ability to pay. Failures in the Company’s risk management policies, procedures and controls could adversely affect its ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could negatively impact the Company’s operating and financial performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, the Company may incur substantial liability for compliance and remediation costs, personal injury, or property damage.

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses. The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real estate markets, industry consolidations, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, UMBFS’s revenue could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business, healthcare, and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Other fee-based banking businesses that could be adversely affected include trading, asset management, custody, trust, and cash and treasury management.

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

To the extent that the Company continues to maintain a sizeable portfolio of investment securities, its income may be adversely affected and its reported equity more volatile. As of December 31, 2023, the Company’s securities portfolio totaled approximately $13.3 billion, which represented approximately 30.1% of its total assets. Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans. For the year-ended December 31, 2023, the weighted average yield of the Company’s securities portfolio was 2.66% as compared to 6.27% for its loan portfolio. Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted. Additionally, approximately $7.1 billion, or 53.3%, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity. As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

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

Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and the expanding use of technology-based products and services by the Company and its customers. The Company can provide no assurances that the safeguards it has in place or may implement in the future will prevent all unauthorized infiltrations or breaches and that the Company will not suffer losses related to a security breach in the future, which losses may be material.

Service providers and counterparties also present a source of risk to the Company if their own security measures or other systems or infrastructure were to be breached, rendered inaccessible, or otherwise fail. Likewise, a cyber-attack or other security breach affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and adversely affect the Company or its service providers or counterparties. Many of these risks and uncertainties are beyond the Company’s control.

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

Significant financial, business, reputational, regulatory, or other harm could come to the Company as a result of these or related risks and uncertainties. For example, the Company could be negatively impacted if financial, accounting, data-processing, or other systems were to fail or not fully perform their functions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a pandemic, such as the COVID-19 pandemic, natural disaster, geopolitical events, war, act of terrorism, accident, or other reason. These same risks arise as well in connection with the systems and employees of the service providers and counterparties on whom the Company depends as well as their own third-party service providers and counterparties. See “Quantitative and Qualitative Disclosures About Market Risk—Operational Risk” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages operational risk.

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

The Company is heavily reliant on technology, and a failure or delay in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect the Company’s business or performance. Like most financial-services companies, the Company significantly depends on technology to deliver its products and other services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Company invests in system upgrades, new solutions, and other technology initiatives, including for both internally and externally hosted solutions. Many of these initiatives are of significant duration, are tied to critical systems, and require substantial internal and external resources. Furthermore, to the extent these initiatives may implicate new technologies or solutions such as those related to artificial intelligence or automation, additional risk may be present. Although the Company takes steps to mitigate the risks and uncertainties associated with these initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Company also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. In addition, the Company relies upon the expertise and support of service providers to help implement, maintain and/or service certain of its core technology solutions. If the Company cannot effectively manage these service providers, the service parties fail to materially perform, or the Company was to falter in any of the other noted areas, its business or performance could be negatively impacted.

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

The Company’s internal controls, risk-management and compliance programs or functions may not be effective in identifying and mitigating risk and loss. The Company maintains standards on internal controls (including over financial reporting), and related disclosures which are regularly reviewed by management, as well as an enterprise risk-management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and compliance risk. The Company also maintains a compliance program to identify, measure, assess, and report on its adherence to applicable law, policies, and procedures. While the Company assesses and strives to improve these controls and programs on an ongoing basis, there can be no assurance that its frameworks or models for risk management, compliance, and related controls will effectively mitigate risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management or compliance programs or if its controls break down, the performance and value of the Company’s business could be adversely affected. The Company could be negatively impacted as well if, despite programs being in place, its risk-management or compliance personnel are ineffective in executing them and mitigating risk and loss.

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

The Company faces risks in connection with its strategic undertakings and new business initiatives. The Company is engaged, and may in the future engage, in strategic activities including acquisitions, joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that the Company will successfully identify appropriate opportunities, that it will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. The Company is focused on its long-term growth and has undertaken various strategic activities and business initiatives, some of which may involve activities that are new to it. For example, in the future the Company may engage in or focus on new lines of business, financial technologies, and other activities that are outside of its current product offerings. These new initiatives may subject the Company to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Its ability to execute strategic activities and new business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include the Company’s success in integrating an acquired company or a new internally-developed growth initiative into its business, operations, services, products, personnel and systems, operating effectively with any partner with whom it elects to do business, meeting applicable regulatory requirements and obtaining applicable regulatory licenses or other approvals, hiring or retaining key employees, achieving anticipated synergies, meeting management's expectations, actually realizing the anticipated benefits of the activities, and overall general market conditions. The Company’s ability to address these matters successfully cannot be assured. In addition, its strategic efforts may divert resources or management's attention from ongoing business operations and may subject the

Company to additional regulatory scrutiny and potential liability. If the Company does not successfully execute a strategic undertaking, it could adversely affect its business, financial condition, results of operations, reputation, or growth prospects.

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

ITEM 1C. CYBERSECURITY

Information security and privacy are an important part of the Company’s culture and foundational to its goal of delivering safe, secure and quality products and services. This philosophy is emphasized throughout the organization by its board of directors, senior leaders, officers, managers and associates to help promote a Company-wide culture of cybersecurity risk management.

Further, the Company operates within the highly regulated financial services industry, which is focused on the security, confidentiality, integrity, availability and privacy of information and information systems. The standards of the SEC, the GLBA, the General Data Protection Regulation (GDPR), and the Federal Financial Institution Examination Council (FFIEC) outline specific requirements regarding cybersecurity and data privacy for publicly traded and financial services companies. The Company has established information security and privacy policies focused on protecting the security, confidentiality, integrity, availability and privacy of information, which policies are designed to be compliant with SEC, GLBA, GDPR, state privacy regulations and FFIEC guidance, as applicable, and incorporate principles from the National Institute of Standards and Technology (NIST) and other industry best-practices where appropriate. The Company’s security and privacy practices are also subject to ongoing independent oversight by multiple regulatory bodies including the OCC and the Federal Reserve, independent audits such as SOC I and SOC II, independent penetration testing of internal and external systems, independent security attestations of compliance with the requirements of the Society of Worldwide Interbank Financial

Telecommunications (SWIFT) and the Federal Reserve (FedLine), and independent assessments in connection with the Company’s Payment Card Industry Data Security Standard (PCI DSS) obligations, as applicable.

As a financial institution, the Company collects, stores, and transmits sensitive, confidential, and proprietary data and other information, including intellectual property, business information, funds-transfer instructions, payment card data, and the personally identifiable information of its customers and employees (Sensitive Information). Sensitive Information can be of significant value to criminal actors, and, as described in the Company’s Risk Factors, cyber incidents and other security breaches involving this information at the Company, at the Company’s service providers or counterparties, or in the business community or markets, may negatively impact the Company’s business or performance.

The board of directors of the Company has oversight responsibility for the risk management policies of the Company’s global operations and the operation of the Company’s global risk management framework. The Board Risk Committee, comprised entirely of independent directors, assists the board of directors with this responsibility by, among other things, approving and periodically reviewing the risk management policies of the Company’s global operations, including statements of risk appetite, and adapting the Enterprise Risk Management Policy, when and as appropriate, to changes in the Company’s structure, risk profile, complexity, activities, or size. The combined Chief Information Security Officer and Chief Privacy Officer (CISO/CPO) supplies the Board, directly or through the Board Risk Committee, with regular reports on the operation of the information security and privacy components of this program, the related evolving risks to the Company’s businesses, and the controls and other mitigants utilized to manage those risks. Membership in the Board Risk Committee includes directors experienced at managing risk in various environments, including cybersecurity. Their expertise helps inform the Company’s cybersecurity and privacy program.

Management is responsible for the daily assessment and management of cybersecurity risks. This is accomplished through a variety of tools and mechanisms. The Company has strategically integrated cybersecurity and privacy risk management into its broader risk management framework. This integration ensures that cybersecurity and privacy considerations are an integral part of the Company's decision-making processes at multiple levels. The Company has appointed a qualified CISO/CPO, who reports to the Chief Risk Officer (CRO) as part of independent risk management, who is responsible for establishing strategy and overseeing implementation of an effective, integrated, and proactive information security and privacy program. The CISO/CPO is also responsible for advising and partnering with the board of directors, management team, and lines of business to guide the management of cybersecurity, business continuity and resilience, physical information security, data privacy, third party and information governance risks. The CISO/CPO has more than two decades of global experience within the information security and privacy fields, a relevant bachelor’s degree from an accredited institution, and holds the National Association of Corporate Directors Directorship Certification (NACD.DC), Certified Information Systems Security Professional (CISSP) and Certified Information Privacy Professional (CIPP/US) designations. The CISO/CPO manages a team of qualified professionals with relevant cybersecurity and privacy experience and expertise. The Company has also established a Security, Technology, and Privacy Committee (STP) to oversee security, technology, and privacy capabilities and risks of the Company and its business. The STP includes the CRO, CISO/CPO, leadership across the lines of business, and a cross-functional team of risk, technology, privacy and legal experts to ensure an appropriate focus on information security, technology and privacy matters. The STP serves as a sub-committee of the Company’s Enterprise Risk Committee (ERC), which is a sub-committee of the Board Risk Committee. The ERC is chaired by the CRO, and includes members of executive management and a cross-functional team of leaders experienced in managing risk. The STP and ERC receive quarterly briefings from the CISO/CPO on a variety of topics, including material changes in information security or privacy laws, the Company’s ongoing information security posture and compliance, and emerging risks. Company management and its committees may also engage with the CISO/CPO to discuss and receive additional reports regarding cybersecurity and privacy risks on a more frequent basis as appropriate.

Key Program Components

The Company has a vulnerability management program designed to assess and manage risk associated with vulnerabilities in its information systems from multiple perspectives, including: (i) an adversarial cyber risk assessment that aims to identify threats, vulnerabilities and controls and (ii) the scanning of external and internal information systems to identify software vulnerabilities. The vulnerability management program also assesses emerging and potential threats through dedicated threat intelligence capabilities that monitor attacks and breaches associated with financial institutions and key third-party service providers. The CISO/CPO utilizes the data to understand potential exposure to the Company and to take preventative action where appropriate.

The Company has an Incident Response Program (IRP) to support management of cybersecurity or privacy incidents, impact assessment (i.e., type and quantity of data impacted, materiality, etc.), and response coordination including with law enforcement and government agencies, and impacted parties. Notification procedures are aligned with applicable laws, regulatory and contractual requirements, including rules promulgated by the SEC, the GLBA, the GDPR and state privacy regulations. The Company’s IRP, led by the CISO/CPO, includes a cross-functional group of risk, technology, privacy and legal experts supplemented by third-party service providers, where necessary, to support the Company’s response to potential cybersecurity or privacy incidents. The IRP sets forth the framework to elevate cybersecurity or privacy issues to the CISO/CPO and when and how incidents are escalated and reported beyond the CISO/CPO, including to executive management and the Board Risk Committee. Depending on the incident, escalation to the full board of directors may also occur.

The Company has also implemented a third-party risk program to oversee and manage information security and privacy risks associated with third-party relationships. The program includes the assessment of third parties that provide key services or will access, store, process, or transmit Sensitive Information during initial onboarding and throughout the lifecycle of the relationship, and management of applicable contractual provisions relating to confidentiality, integrity, availability and privacy obligations, including notification of incidents. The Company also leverages third-party services for advice, assessments, auditing, testing and support related to cybersecurity and information technology processes and services, where appropriate, that are also subject to the third-party risk program.

Notwithstanding the breadth of the Company’s information security and privacy program, it may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse impact. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A “Risk Factors”, which is incorporated by reference into this Item 1C.

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

As of December 31, 2023, the Bank operated a total of 88 banking centers.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Stock Market under the symbol "UMBF." As of February 16, 2024, the Company had 1,268 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock repurchase activity by the Company during the quarter ended December 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	—	$—	—	1,000,000
November 1 - November 30, 2023	—	—	—	1,000,000
December 1 - December 31, 2023	2,940	91.93	—	1,000,000
Total	2,940	$91.93	—

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

On July 25, 2023, the Company’s Board of Directors (the Board) authorized the repurchase of up to one million shares of the Company’s common stock, which will terminate on April 30, 2024 (a Repurchase Authorization). The Company has not made any repurchases other than through this Repurchase Authorization. The Company is not currently engaging in repurchases. In the future, it may determine to resume repurchases. All share purchases pursuant to a Repurchase Authorization are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock. For discussion of management's intentions regarding dividends, see “Results of Operations” in Part II, Item 7 of this report.

Performance Graph

The performance graph below compares the cumulative total shareholder return on UMB Financial Corporation Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the S&P US BMI Banks Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2018 and reinvestment of dividends. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	2018	2019	2020	2021	2022	2023
UMB Financial Corporation	$100.00	$114.71	$117.74	$183.72	$147.04	$150.29
S&P US BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2023. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
natural disasters, war, terrorist activities, including instability in the Middle East and Russia's military action in Ukraine, pandemics, and their effects on economic and business environment in which the Company operates;
•
macroeconomic and adverse developments and uncertainties related to the collateral effects of the collapse of, and challenges for, domestic and international banks, including the impacts to the U.S. and global economies and reputational harm to the U.S. banking system; or
•
other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.

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

Results of Operations

Overview

The rapid rise in interest rates during 2022 and 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the recent bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in significant volatility in the U.S. banking sector and heightened focus on liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital.

During November 2023, the FDIC approved a final rule to implement a special assessment to recover the losses to the DIF associated with protecting uninsured depositors following the closures of certain financial institutions in early 2023. The assessment base for the special assessment is equal to an insured depository institution’s uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion, and will be collected at an annual rate of 13.4 basis points for eight quarterly assessment periods. The Company’s portion of this special assessment was $52.8 million and was recognized in noninterest expense during the fourth quarter of 2023 and its impacts are discussed below.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify its organizational and reporting structures, streamline back-office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. For 2023, total revenue decreased 0.4%, and noninterest expense increased 11.2%, as compared to the previous year. Revenue for 2022 included a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares. Noninterest expense for 2023 included the special FDIC assessment of $52.8 million as discussed above. The Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. For 2023, net interest income increased $6.3 million, or 0.7%, as compared to the previous year. The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, coupled with higher interest rates. This increase was partially offset by higher interest-bearing deposit rates and increased borrowed funds. Average earning assets increased $1.9 billion, or 5.3%, compared to 2022. Average loan balances increased $3.5 billion, partially offset by a decrease in average federal funds and resell agreements of $649.8 million, a decrease in average securities of $613.8 million, and a decrease in average interest-bearing due from banks of $362.1 million from the prior year. The funding for these assets was driven primarily by a 16.9% increase in average interest-bearing deposits, and a 647.5% increase in average borrowed funds, partially offset by a decrease of 19.8% in noninterest-bearing deposits. Net interest margin, on a fully tax-equivalent (FTE) basis, decreased 11 basis points compared to the same period in 2022 in large part due to repricing and mix changes of interest-bearing liabilities with the increase in short-term interest rates, partially offset by an increase in the benefit of free funds and the repricing of earning assets. Net interest spread contracted by 83 basis points during the same period.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income decreased $12.4 million, or 2.2%, to $541.9 million for the year ended December 31, 2023, compared to the same period in 2022. The decrease in 2023 was driven by a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares in 2022. These changes are discussed in greater detail below under Noninterest income. For the year ended December 31, 2023, noninterest income represented 37.1% of total revenues, as compared to 37.8% for 2022.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At December 31, 2023, the Company had a total risk-based capital ratio of 12.85% and $3.1 billion in total shareholders’ equity, an increase of $433.3 million, or 16.2%, compared to total shareholders’ equity at December 31, 2022. The Company did not repurchase shares of common stock during 2023 except for shares acquired pursuant to the Company's share-based incentive programs. In 2023, the Company declared $75.3 million in dividends, which represents a 3.7% increase compared to dividends declared during 2022.

Earnings Summary

The Company recorded consolidated net income of $350.0 million for the year ended December 31, 2023. This represents an 18.9% decrease over 2022. Net income for 2022 was $431.7 million, or an increase of 22.3% compared to 2021. Basic earnings per share for the year ended December 31, 2023, were $7.22 per share compared to $8.93 per share in 2022, a decrease of 19.1%. Basic earnings per share were $7.31 per share in 2021, or an increase of 22.2% from 2021 to 2022. Fully diluted earnings per share decreased 19.0% from 2022 to 2023 and increased 22.4% from 2021 to 2022. Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2023 were 0.88% and 12.23%, respectively, compared to 1.15% and 15.83%, respectively, for the year ended December 31, 2022. Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2021 were 1.00% and 11.43%, respectively.

The Company’s net interest income increased to $920.1 million in 2023 compared to $913.8 million in 2022 and $815.5 million in 2021. In total, net interest income increased $6.3 million, as compared to 2022, primarily driven by a favorable volume variance of $7.8 million, offset by a $1.5 million rate variance. See Table 2. The favorable volume variance on earning assets was predominantly driven by an increase of $1.9 billion, or 5.3%, in average earning assets. In 2023, average loan balances increased $3.5 billion, partially offset by a decrease in average federal funds and resell agreements of $649.8 million, a decrease in average securities balances of $613.8 million, and a decrease in interest-bearing due from banks of $362.1 million as compared to 2022. Net interest margin, on an FTE basis, decreased to 2.52% for 2023, compared to 2.63% for the same period in 2022, driven by repricing and mix changes of interest-bearing liabilities with the increase in short-term interest rates, partially offset by an increase in the benefit of free funds and the repricing of earning assets. Net interest spread contracted by 83 basis points during the same period. The Company has seen an increase in the benefit from interest-free funds as compared to 2022 driven by the increase in short-term interest rates. The impact of this benefit increased 72 basis points compared to 2022 and is illustrated on Table 3. The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 18 in Item 7A for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2023.

The provision for credit losses totaled $41.2 million for the year ended December 31, 2023, which is an increase of $3.3 million, or 8.8%, compared to the same period in 2022. This change is the result of applying the CECL methodology for computing the allowance for credit losses, coupled with the impacts of loan growth, portfolio metric changes, and changes in macro-economic metrics in the current period as compared to the prior period. See further discussion in “Provision and Allowance for Credit Losses” in this report.

The Company had a decrease of $12.4 million, or 2.2%, in noninterest income in 2023, as compared to 2022, and an increase of $87.1 million, or 18.6%, in 2022, compared to 2021. The decrease in 2023 is primarily driven by decreased investment securities gains, net of $61.6 million, partially offset by an increase in trust and securities processing of $20.0 million and other income of $21.0 million. The increase in 2022 is primarily driven by increased investment securities gains, net of $53.4 million and brokerage fees of $30.8 million. The change in noninterest income in 2023 from 2022, and 2022 from 2021 is illustrated in Table 6.

Noninterest expense increased in 2023 by $101.0 million, or 11.2%, compared to 2022 and increased by $64.5 million, or 7.7%, in 2022 compared to 2021. The increase in 2023 is primarily driven by the FDIC special assessment of $52.8 million, and increases in salaries and employee benefits expense and processing fees. The increase in 2022 is primarily driven by increases in salaries and employee benefit expense, processing fees, other miscellaneous expense, bankcard expense, marketing and business development expense, and legal and consulting expense. The increase in noninterest expense in 2023 from 2022, and 2022 from 2021 is illustrated in Table 7 and below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning-assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income. Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2023, 2022 and 2021.

Net interest margin, presented in Table 1, is calculated as net interest income on a fully tax-equivalent basis as a percentage of average earning assets. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 3 analyzes net interest margin for the three years ended December 31, 2023, 2022 and 2021. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2021 through 2023 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2023			2022
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$22,337.1	$1,400.2	6.27%	$18,823.8	$810.1	4.30%
Securities:
Taxable	9,097.1	215.0	2.36	9,616.7	192.1	2.00
Tax-exempt (FTE)	3,790.9	128.2	3.38	3,885.1	122.8	3.16
Total securities	12,888.0	343.2	2.66	13,501.8	314.9	2.33
Federal funds sold and resell agreements	316.1	17.7	5.58	965.9	19.1	1.98
Interest-bearing due from banks	2,046.4	103.2	5.04	2,408.5	18.6	0.77
Other earning assets (FTE)	14.0	0.8	5.65	12.1	0.6	4.96
Total earning assets (FTE)	37,601.6	1,865.1	4.96	35,712.1	1,163.3	3.26
Allowance for credit losses	(216.2)			(184.1)
Cash and due from banks	456.6			420.0
Other assets	1,888.3			1,631.0
Total assets	$39,730.3			$37,579.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$18,374.9	$588.3	3.20%	$17,333.0	$162.2	0.94%
Time deposits under $250,000	1,967.0	92.4	4.70	95.0	0.7	0.74
Time deposits of $250,000 or more	780.4	23.5	3.01	635.5	4.6	0.72
Total interest-bearing deposits	21,122.3	704.2	3.33	18,063.5	167.5	0.93
Short-term debt	1,929.0	96.4	5.00	8.6	0.3	3.49
Long-term debt	382.3	25.0	6.54	300.6	15.2	5.06
Federal funds purchased	170.0	8.4	4.97	249.7	5.2	2.10
Securities sold under agreements to repurchase	2,005.4	84.6	4.22	2,527.4	35.5	1.40
Total interest-bearing liabilities	25,609.0	918.6	3.59	21,149.8	223.7	1.06
Noninterest-bearing demand deposits	10,640.4			13,264.1
Other	618.2			438.8
Total	36,867.6			34,852.7
Total shareholders' equity	2,862.7			2,726.3
Total liabilities and shareholders' equity	$39,730.3			$37,579.0
Net interest income (FTE)		$946.5			$939.6
Net interest spread (FTE)			1.37%			2.20%
Net interest margin (FTE)			2.52%			2.63%

(1)
Interest income and yields are stated on an FTE basis, using a marginal tax rate of 21% for 2023, 2022, and 2021. The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $26.4 million, $25.8 million, and $26.3 million in 2023, 2022, and 2021, respectively.
(2)
Loan fees are included in interest income. Such fees totaled $17.7 million, $18.2 million, and $17.1 million in 2023, 2022, and 2021, respectively.
(3)
Loans on nonaccrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2021
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$16,629.9	$619.3	3.72%
Securities:
Taxable	7,422.4	127.6	1.72
Tax-exempt (FTE)	4,247.0	124.5	2.93
Total securities	11,669.4	252.1	2.16
Federal funds sold and resell agreements	1,234.5	10.1	0.81
Interest-bearing due from banks	4,063.1	5.4	0.13
Other earning assets (FTE)	23.5	1.0	4.33
Total earning assets (FTE)	33,620.4	887.9	2.64
Allowance for credit losses	(204.7)
Cash and due from banks	460.1
Other assets	1,452.8
Total assets	$35,328.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$16,982.9	$24.1	0.14%
Time deposits under $250,000	242.0	0.8	0.33
Time deposits of $250,000 or more	453.2	1.5	0.33
Total interest-bearing deposits	17,678.1	26.4	0.15
Short-term debt	—	—	—
Long-term debt	270.5	12.7	4.68
Federal funds purchased	163.8	—	0.04
Securities sold under agreements to repurchase	2,454.3	6.9	0.28
Total interest-bearing liabilities	20,566.7	46.0	0.22
Noninterest-bearing demand deposits	11,254.8
Other	418.0
Total	32,239.5
Total shareholders' equity	3,089.1
Total liabilities and shareholders' equity	$35,328.6
Net interest income (FTE)		$841.9
Net interest spread (FTE)			2.42%
Net interest margin (FTE)			2.50%

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

Average Volume		Average Rate			Increase (Decrease)
2023	2022	2023	2022	2023 vs. 2022	Volume	Rate	Total
				Change in interest earned on:
$22,337,119	$18,823,810	6.27%	4.30%	Loans	$171,189	$418,765	$589,954
				Securities:
9,097,110	9,616,691	2.36	2.00	Taxable	(10,813)	33,673	22,860
3,790,921	3,885,153	3.38	3.16	Tax-exempt	(3,142)	8,149	5,007
316,072	965,911	5.58	1.98	Federal funds and resell agreements	(19,173)	17,711	(1,462)
2,046,349	2,408,468	5.04	0.77	Interest-bearing due from banks	(3,203)	87,811	84,608
14,030	12,076	5.65	4.96	Trading securities	117	101	218
37,601,601	35,712,109	4.96	3.26	Total	134,975	566,210	701,185
				Change in interest incurred on:
21,122,305	18,063,498	3.33	0.93	Interest-bearing deposits	32,883	503,774	536,657
169,997	249,663	4.97	2.10	Federal funds purchased	(2,103)	5,307	3,204
2,005,418	2,527,426	4.22	1.40	Securities sold under agreements to repurchase	(8,697)	57,816	49,119
2,311,238	309,204	5.25	5.00	Borrowed Funds	105,080	806	105,886
$25,608,958	$21,149,791	3.59%	1.06%	Total	127,163	567,703	694,866
				Net interest income	$7,812	$(1,493)	$6,319

Average Volume		Average Rate			Increase (Decrease)
2022	2021	2022	2021	2022 vs. 2021	Volume	Rate	Total
				Change in interest earned on:
$18,823,810	$16,629,867	4.30%	3.72%	Loans	$87,505	$103,229	$190,734
				Securities:
9,616,691	7,422,432	2.00	1.72	Taxable	41,676	22,820	64,496
3,885,153	4,246,943	3.16	2.93	Tax-exempt	(10,751)	9,636	(1,115)
965,911	1,234,533	1.98	0.81	Federal funds and resell agreements	(2,599)	11,660	9,061
2,408,468	4,063,089	0.77	0.13	Interest-bearing due from banks	(3,034)	16,199	13,165
12,076	23,480	4.96	4.33	Trading securities	(492)	149	(343)
35,712,109	33,620,344	3.26	2.64	Total	112,305	163,693	275,998
				Change in interest incurred on:
18,063,498	17,678,122	0.93	0.15	Interest-bearing deposits	589	140,552	141,141
249,663	163,744	2.10	0.04	Federal funds purchased	56	5,109	5,165
2,527,426	2,454,290	1.40	0.28	Securities sold under agreements to repurchase	211	28,393	28,604
309,204	270,498	5.00	4.68	Borrowed Funds	1,895	917	2,812
$21,149,791	$20,566,654	1.06%	0.22%	Total	2,751	174,971	177,722
				Net interest income	$109,554	$(11,278)	$98,276

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2023	2022	2021
Average earning assets	$37,601,601	$35,712,109	$33,620,344
Interest-bearing liabilities	25,608,958	21,149,791	20,566,654
Interest-free funds	$11,992,643	$14,562,318	$13,053,690
Free funds ratio (interest free funds to average earning assets)	31.89%	40.78%	38.83%
Tax-equivalent yield on earning assets	4.96%	3.26%	2.64%
Cost of interest-bearing liabilities	3.59	1.06	0.22
Net interest spread	1.37%	2.20%	2.42%
Benefit of interest-free funds	1.15	0.43	0.08
Net interest margin	2.52%	2.63%	2.50%

The Company experienced an increase in net interest income of $6.3 million, or 0.7%, for the year ended December 31, 2023, compared to 2022. This follows an increase of $98.3 million, or 12.1%, for the year ended December 31, 2022, compared to 2021. Average earning assets for the year ended December 31, 2023 increased by $1.9 billion, or 5.3%, compared to the same period in 2022. Net interest margin, on a tax-equivalent basis, decreased to 2.52% for 2023 compared to 2.63% in 2022.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 33.9%, 40.6% and 45.9% of total outstanding deposits as of December 31, 2023, 2022 and 2021, respectively. The decrease in 2023 is driven by the increase in short-term interest rates. As illustrated in Table 3, the impact from these interest-free funds was 115 basis points in 2023, as compared to 43 basis points in 2022 and eight basis points in 2021.

The Company experienced an increase in net interest income during 2023 due to a volume variance of $7.8 million, offset by a negative rate variance of $1.5 million. The average rate on earning assets during 2023 has increased by 170 basis points, while the average rate on interest-bearing liabilities increased by 253 basis points, resulting in a 83 basis-point decrease in spread. The volume of loans has increased from an average of $18.8 billion in 2022 to an average of $22.3 billion in 2023, driven by organic loan growth. The volume of interest-bearing liabilities increased from $21.1 billion in 2022 to $25.6 billion in 2023. The Company expects to see continued volatility in the economic markets and governmental responses to inflation, geopolitical tensions, and supply chain constraints. These changing economic conditions and governmental responses could have impacts on the balance sheet and income statement of the Company in 2024. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2024, approximately $2.1 billion of available-for-sale securities are expected to have principal repayments. This includes approximately $1.1 billion that will have principal repayments during the first quarter of 2024. The available-for-sale investment portfolio had an average life of 52.6 months, 62.3 months, and 67.6 months as of December 31, 2023, 2022, and 2021, respectively.

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

	2023		2022
At December 31:	Allowance for credit losses	Percent of loans to total loans	Allowance for credit losses	Percent of loans to total loans
Commercial and industrial	$155,658	42.8%	$136,737	43.7%
Specialty lending	—	2.2	—	2.9
Commercial real estate	45,507	38.4	39,370	36.2
Consumer real estate	6,941	12.8	6,148	12.9
Consumer	1,089	0.7	494	0.7
Credit cards	7,935	1.8	6,866	2.1
Leases and other	2,608	1.3	2,221	1.5
Total allowance for credit losses on loans	$219,738	100.0%	$191,836	100.0%

Table 5 presents a summary of the Company’s ACL for the years ended December 31, 2023 and 2022. Also, please see “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk Management” in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ACL methodology refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ACL increased as a percentage of total loans to 0.95% as of December 31, 2023, compared to 0.91% as of December 31, 2022. The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $41.2 million for the year ended December 31, 2023, which is an increase of $3.3 million, or 8.8%, compared to the same period in 2022. The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $37.9 million for the year ended December 31, 2022. This increase is the result of the impacts of loan growth, portfolio metric changes, and changes in macro-economic metrics in the current period as compared to the prior period.

Table 5

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (in thousands)

	2023	2022
Allowance – January 1	$194,243	$196,711
Provision for credit losses	39,227	37,400
Charge-offs:
Commercial	(5,047)	(37,269)
Specialty lending	(762)	—
Commercial real estate	(266)	(29)
Consumer real estate	(1,185)	(57)
Consumer	(1,232)	(800)
Credit cards	(9,181)	(6,150)
Leases and other	—	—
Total charge-offs	(17,673)	(44,305)
Recoveries:
Commercial and industrial	5,295	1,550
Specialty lending	1	433
Commercial real estate	111	385
Consumer real estate	45	131
Consumer	211	126
Credit cards	1,536	1,812
Leases and other	—	—
Total recoveries	7,199	4,437
Net charge-offs	(10,474)	(39,868)
Allowance for credit losses – end of period	$222,996	$194,243
Allowance for credit losses on loans	$219,738	$191,836
Allowance for credit losses on held-to-maturity securities	3,258	2,407
Loans at end of year, net of unearned interest	23,172,484	21,031,189
Held-to-maturity securities at end of period	5,691,868	5,861,599
Total assets at amortized cost	28,864,352	26,892,788
Average loans, net of unearned interest	22,334,942	18,822,416
Allowance for credit losses on loans to loans at end of period	0.95%	0.91%
Allowance for credit losses – end of period to total assets at amortized cost	0.77%	0.72%
Allowance as a multiple of net charge-offs	21.29x	4.87x
Net charge-offs to average loans	0.05%	0.21%

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates. Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income decreased in 2023 by $12.4 million, or 2.2%, compared to 2022 and increased in 2022 by $87.1 million, or 18.6%, compared to 2021. The decrease in 2023 is primarily driven by decreased investment securities gains, net, partially offset by an increase in other miscellaneous income and trust and securities processing income. The increase in 2022 is primarily attributable to an increase in investment securities gains, net, coupled with an increase in brokerage fee income and trust and securities processing income. These were partially offset by a decrease in other miscellaneous income. Changes in Noninterest income are presented in Table 6 below.

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

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2023	2022	2021	23-22	22-21	23-22	22-21
Trust and securities processing	$257,200	$237,207	$224,126	$19,993	$13,081	8.4%	5.8%
Trading and investment banking	19,630	23,201	30,939	(3,571)	(7,738)	(15.4)	(25.0)
Service charges on deposit accounts	84,950	85,167	86,056	(217)	(889)	(0.3)	(1.0)
Insurance fees and commissions	1,009	1,338	1,309	(329)	29	(24.6)	2.2
Brokerage fees	54,119	43,019	12,171	11,100	30,848	25.8	253.5
Bankcard fees	74,719	73,451	64,576	1,268	8,875	1.7	13.7
Investment securities (losses) gains, net	(3,139)	58,444	5,057	(61,583)	53,387	(105.4)	1,055.7
Other	53,365	32,406	42,941	20,959	(10,535)	64.7	(24.5)
Total noninterest income	$541,853	$554,233	$467,175	$(12,380)	$87,058	(2.2)%	18.6%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2023 compared to 2022, and in 2022 compared to 2021.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund assets servicing. This income category increased by $20.0 million, or 8.4% in 2023, compared to 2022, and increased by $13.1 million, or 5.8%, in 2022, compared to 2021. During 2023, fund services income increased $12.2 million and corporate trust income increased $7.7 million. During 2022, fund services income increased $12.9 million and corporate trust income increased $6.5 million, partially offset by a decrease in wealth management income of $6.3 million. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income decreased $3.6 million, or 15.4%, in 2023 compared to 2022 and decreased $7.7 million, or 25.0%, in 2022 compared to 2021. These decreases were driven by lower trading volume and lower market values.

Service charges on deposits income decreased $0.2 million, or 0.3%, in 2023 compared to 2022 and decreased $0.9 million, or 1.0%, in 2022 compared to 2021. The decrease in 2023 compared to 2022 was driven by decreased healthcare services income, offset by increased commercial service charge income. The decrease in 2022 compared to 2021 was driven by decreased healthcare services income, partially offset by increased consumer service charge income.

Brokerage fees increased $11.1 million, or 25.8%, in 2023 compared to 2022 and increased $30.8 million, or 253.5%, in 2022 compared to 2021. The increase in both years was driven by increased 12b-1 and money market fees driven by the increase in short-term interest rates.

Bankcard fees increased $1.3 million, or 1.7%, in 2023 compared to 2022, and increased $8.9 million, or 13.7%, in 2022 compared to 2021. These increases were primarily driven by increased interchange income, partially offset by increased rewards and rebate expense.

Investment securities gains, net decreased $61.6 million in 2023 compared to 2022 and increased $53.4 million in 2022 compared to 2021. The decrease in 2023 and increase in 2022 was primarily driven by a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares in 2022.

Other noninterest income increased $21.0 million, or 64.7%, in 2023 compared to 2022 and decreased $10.5 million, or 24.5%, in 2022 compared to 2021. The increase in 2023 and decrease in 2022 was primarily driven by market value changes in company-owned life insurance income.

Noninterest Expense

Noninterest expense increased in 2023 by $101.0 million, or 11.2%, compared to 2022 and increased in 2022 by $64.5 million, or 7.7%, compared to 2021. From 2022 to 2023 the increase was driven by a $52.8 million FDIC special assessment, increases in salaries and employee benefits expense and processing fees, and partially offset by a decrease in other miscellaneous expense. From 2021 to 2022 the increase was driven by increases in salaries and employee benefits expense, processing fees, other miscellaneous expense, bankcard expense, and marketing and business development expense. Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2023	2022	2021	23-22	22-21	23-22	22-21
Salaries and employee benefits	$553,421	$524,431	$504,442	$28,990	$19,989	5.5%	4.0%
Occupancy, net	48,502	48,848	47,345	(346)	1,503	(0.7)	3.2
Equipment	68,718	74,259	78,398	(5,541)	(4,139)	(7.5)	(5.3)
Supplies and services	16,829	13,590	14,986	3,239	(1,396)	23.8	(9.3)
Marketing and business development	25,749	25,699	18,533	50	7,166	0.2	38.7
Processing fees	103,099	82,227	67,563	20,872	14,664	25.4	21.7
Legal and consulting	29,998	39,095	32,406	(9,097)	6,689	(23.3)	20.6
Bankcard	32,969	26,367	19,145	6,602	7,222	25.0	37.7
Amortization of other intangible assets	8,587	5,037	4,757	3,550	280	70.5	5.9
Regulatory fees	77,010	15,378	11,894	61,632	3,484	400.8	29.3
Other	34,258	43,188	34,167	(8,930)	9,021	(20.7)	26.4
Total noninterest expense	$999,140	$898,119	$833,636	$101,021	$64,483	11.2%	7.7%

Salaries and employee benefits expense increased $29.0 million, or 5.5%, in 2023 compared to 2022 and $20.0 million, or 4.0%, in 2022 compared to 2021. In 2023, salaries and wage expense increased $23.8 million, or 7.5% and employee benefits expense of $20.5 million, or 26.0%. These increases were offset by a decrease in bonus and commission expense of $15.3 million, or 11.8%. In 2022, salaries and wage expense increased $17.5 million, or 5.9% and bonus and commission expense increased $4.4 million, or 3.5%, driven by business volumes and revenue growth, and higher company performance. These increases were offset by a decrease in employee benefits expense of $1.9 million, or 2.3%.

Equipment expense decreased $5.5 million, or 7.5%, in 2023 compared to 2022, and decreased $4.1 million, or 5.3%, from 2021 to 2022. The decreases in both years were driven by lower software expense related to a transition to cloud-based computing solutions.

Marketing and business development expense was flat in 2023 compared to 2022, and increased $7.2 million, or 38.7%, in 2022 compared to 2021. The increase in 2022 was driven by the timing of advertising and business development projects and higher travel expenses as compared to the prior year.

Processing fees expense increased $20.9 million, or 25.4%, in 2023 compared to 2022, and increased $14.7 million, or 21.7%, in 2022 compared to 2021. The increases in 2023 and 2022 were primarily driven by the transition to cloud computing solutions and ongoing investments in digital channel and integrated platform solutions to support business growth and the continued modernization of core systems.

Legal and consulting expense decreased $9.1 million, or 23.3%, in 2023 compared to 2022 and increased $6.7 million, or 20.6%, in 2022 compared to 2021. The decrease in 2023 and the increase in 2022 were primarily driven by fluctuations in legal and consulting expense due to the timing of multiple projects between years.

Bankcard expense increased $6.6 million, or 25.0%, in 2023 compared to 2022 and increased $7.2 million, or 37.7%, in 2022 compared to 2021. These increases were driven by higher card administration costs coupled with higher fraud losses.

Regulatory fees increased $61.6 million, or 400.8%, in 2023 compared to 2022 and increased $3.5 million, or 29.3%, in 2022 compared to 2021. The increase in 2023 compared to 2022 was driven by the FDIC special assessment of $52.8 million. The increase in 2022 was driven by a higher assessment base.

Other noninterest expense decreased $8.9 million, or 20.7%, in 2023 compared to 2022 and increased $9.0 million, or 26.4%, in 2022 compared to 2021. The decrease in 2023 was driven by lower charitable contribution expenses and operational losses. The increase in 2022 was driven by higher operational losses and increased charitable contributions expense.

Income Taxes

Income tax expense totaled $71.6 million, $100.3 million, and $76.0 million in 2023, 2022, and 2021 respectively. These amounts equate to effective tax rates of 17.0%, 18.9%, and 17.7% for 2023, 2022 and 2021, respectively. The decrease in the effective tax rate from 2022 to 2023 is primarily attributable to a larger portion of pre-tax income being earned from tax-exempt municipal securities and excludable life insurance policy gains. The increase in the effective tax rate from 2021 to 2022 is primarily attributable to a smaller portion of pre-tax income being earned from tax-exempt municipal securities.

For further information on income taxes refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments). Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2023. Previously reported results have been reclassified in this Form 10-K to conform to the Company’s current organizational structure.

Table 8

COMMERCIAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022	23-22	23-22
Net interest income	$598,371	$596,031	$2,340	0.4%
Provision for credit losses	33,184	32,851	333	1.0
Noninterest income	97,614	122,614	(25,000)	(20.4)
Noninterest expense	365,856	332,912	32,944	9.9
Income before taxes	296,945	352,882	(55,937)	(15.9)
Income tax expense	48,403	67,134	(18,731)	(27.9)
Net income	$248,542	$285,748	$(37,206)	(13.0)%

For the year ended December 31, 2023, Commercial Banking net income decreased $37.2 million, or 13.0%, to $248.5 million compared to the same period in 2022. Net interest income increased $2.3 million, or 0.4%, for the year ended December 31, 2023, compared to the same period last year, driven by strong loan growth and increased earning asset yields, partially offset by increased interest expense due to higher interest rates and unfavorable changes in the mix of interest-bearing liabilities. Provision for credit losses increased $0.3 million, or 1.0%, as compared to 2022, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2023 as compared to 2022. Noninterest income decreased $25.0 million, or 20.4%, over the same period in 2022. This decrease was primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares recorded during 2022, coupled with a decrease of $5.3 million in other income due to reduced derivative income and the gain on the sale of the Company's factoring loan portfolio recorded in the first quarter of 2022. Noninterest expense increased $32.9 million, or 9.9%, as compared to the same period in 2022. This increase was driven by the allocation of $28.5 million of the $52.8 million FDIC special assessment recorded in 2023, coupled with increases of $2.8 million in salaries and employee benefits expense, $2.5 million in operational losses, $2.3 million in processing fees, and $1.2 million in bankcard expense. These increases were partially offset by a decrease of $4.3 million in legal and professional fees as compared to 2022.

Table 9

INSTITUTIONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022	23-22	23-22
Net interest income	$192,765	$159,679	$33,086	20.7%
Provision for credit losses	1,406	495	911	184.0
Noninterest income	347,933	323,794	24,139	7.5
Noninterest expense	382,770	320,976	61,794	19.3
Income before taxes	156,522	162,002	(5,480)	(3.4)
Income tax expense	26,838	31,889	(5,051)	(15.8)
Net income	$129,684	$130,113	$(429)	(0.3)%

For the year ended December 31, 2023, Institutional Banking net income decreased $0.4 million, or 0.3%, compared to the same period last year. Net interest income increased $33.1 million, or 20.7%, compared to the same period last year, due to an increase in funds transfer pricing due to the increase in interest rates. Provision for credit losses increased $0.9 million as compared to 2022, driven by loan growth, portfolio metric changes, and changes in the macro-economic metrics in 2023 as compared to 2022. Noninterest income increased $24.1 million, or 7.5%, primarily due to increases of $20.2 million in trust and securities processing, $11.3 million in brokerage fees, and $4.8 million in bankcard income, partially offset by a decrease in income related to the allocated portion of the gain on the sale of Visa Inc. Class B common shares during 2022 and a decrease of $3.9 million in trading and investment banking income. Noninterest expense increased $61.8 million, or 19.3% as compared to 2022, primarily driven by an allocation of $24.3 million of the $52.8 million FDIC special assessment recorded in 2023. This increase was coupled with increases of $19.4 million in salaries and employee benefits expense, $3.9 million in bankcard expense, $3.9 million in operational losses, $3.6 million in software expense, $3.6 million in intangible amortization, and $2.6 million in processing fees.

Table 10

PERSONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022	23-22	23-22
Net interest income	$128,980	$158,087	$(29,107)	(18.4)%
Provision for credit losses	6,637	4,554	2,083	45.7
Noninterest income	96,306	107,825	(11,519)	(10.7)
Noninterest expense	250,514	244,231	6,283	2.6
(Loss) income before taxes	(31,865)	17,127	(48,992)	(286.1)
Income tax (benefit) expense	(3,663)	1,306	(4,969)	(380.5)
Net (loss) income	$(28,202)	$15,821	$(44,023)	(278.3)%

For the year ended December 31, 2023, Personal Banking net income decreased $44.0 million, or 278.3%, as compared to the same period last year. Net interest income decreased $29.1 million, or 18.4%, compared to the same period last year due to higher deposit interest expense driven by the increase in short-term interest rates. Provision for credit losses increased $2.1 million, or 45.7%, for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2023 as compared to 2022. Noninterest income decreased $11.5 million, or 10.7%, primarily due to an allocated portion of the gain on the sale of Visa Inc. Class B common shares recorded in 2022, coupled with decreases of $2.4 million in bankcard income and $1.6 million in service charges on deposits. These decreases were partially offset by an increase of $2.7 million in other income driven by the gain on the sale of other assets during the second quarter of 2023, and an increase of $2.0 million in the valuation of the Company's non-marketable securities. Noninterest expense increased $6.3 million, or 2.6%, primarily due to increases of $2.3 million in operational losses, $2.1 million in regulatory fees, $1.9 million in salaries and employee benefits, and $1.2 million in bankcard expense. These increases were partially offset by a decrease of $1.0 million in technology, service, and overhead expenses.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances held for investment increased by $2.1 billion, or 10.2%, in 2023. This increase was primarily driven by an increase of $1.3 billion, or 16.8%, in commercial real estate loans, $723.9 million, or 7.9%, in commercial and industrial loans, and $237.4 million, or 8.7% in consumer real estate loans.

Commercial and industrial loans and commercial real estate loans continue to represent the largest segments of the Company’s loan portfolio, comprising approximately 42.8% and 38.4%, respectively, of total loans and loans held for sale at the end of 2023 and 43.8% and 36.2%, respectively, of total loans and loans held for sale at the end of 2022.

Commercial and industrial loans represent the largest percent of total loans. Commercial and industrial loans at December 31, 2023 increased $723.9 million, or 7.9%, as compared to December 31, 2022, to 42.8% of total loans. Commercial and industrial loans represented 43.8% of total loans at December 31, 2022.

As a percentage of total loans, commercial real estate comprises 38.4% of total loans compared to 36.2% in 2022. Commercial real estate loans increased $1.3 billion, or 16.8%, compared to 2022. Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The properties securing the commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce exposure to adverse economic events that affect any single market or industry. Notwithstanding, commercial real estate loans, in general, may be more adversely impacted by conditions in the real estate market or the economy.

Consumer real estate loans increased $237.4 million, or 8.7%, compared to 2022. These loans represented 12.8% of total loans as of December 31, 2023, compared to 12.9% as of December 31, 2022.

For further information on loan portfolio segments refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments. Investment securities totaled $13.3 billion as of December 31, 2023 and $13.2 billion as of December 31, 2022 and comprised 31.9% and 36.5% of the Company’s earning assets, respectively, as of those dates.

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

The Company’s AFS securities portfolio comprised 53.3% of the Company’s investment securities portfolio at December 31, 2023, compared to 52.9% at December 31, 2022. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio decreased from 62.3 months at December 31, 2022 to 52.6 months at December 31, 2023. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2023.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The Company’s HTM portfolio, net of the ACL totaled $5.7 billion as of December 31, 2023, a decrease of $170.6 million from December 31, 2022. The average life of the HTM portfolio was 8.4 years at December 31, 2023, compared to 9.3 years at December 31, 2022.

The securities portfolio generates the Company’s second largest component of interest income. The AFS, HTM, and Other securities portfolios achieved an average yield on a tax-equivalent basis of 2.66% for 2023, compared to 2.33% in 2022. Securities available for sale had a net unrealized loss of $624.2 million at year-end, compared to a net unrealized loss of $771.6 million the preceding year. This market value change primarily reflects the impact of a shorter average life and increasing market interest rates as of December 31, 2023, compared to December 31, 2022. These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) in shareholders’ equity, as an unrealized loss of $471.9 million at year-end 2023, compared to an unrealized loss of $514.6 million for 2022. The AFS securities portfolio contains securities that have unrealized losses (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements). The unrealized losses in the Company’s investments were caused by changes in interest rates, and not from a decline in credit of the underlying issuers. The U.S. Treasury, U.S. Agency, and Government Sponsored Entity (GSE) mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates. As of December 31, 2023, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to increasing market interest rates. For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt. For the State and political, Corporates, and Collateralized loan obligations portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis. The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of December 31, 2023, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Included in Tables 11 and 12 are analyses of the fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 11

SECURITIES AVAILABLE FOR SALE (in thousands)

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2023	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$1,109,140	3.51%	$60,985	1.89%
Due after 1 year through 5 years	189,602	2.86	98,736	3.39
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$1,298,742	3.40%	$159,721	2.81%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2023	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$9,590	2.77%	$76,610	2.90%
Due after 1 year through 5 years	1,211,344	2.55	365,953	2.63
Due after 5 years through 10 years	2,368,394	1.73	422,410	2.92
Due after 10 years	31,457	3.80	422,002	3.29
Total	$3,620,785	2.01%	$1,286,975	2.96%

	Corporates		Collateralized Loan Obligations
December 31, 2023	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$46,746	2.97%	$—	—%
Due after 1 year through 5 years	214,084	1.97	159,371	6.96
Due after 5 years through 10 years	90,445	3.34	151,896	6.81
Due after 10 years	—	—	39,848	7.44
Total	$351,275	2.48%	$351,115	6.95%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2022	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$39,041	3.07%	$57,796	2.71%
Due after 1 year through 5 years	738,029	2.15	113,500	2.21
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$777,070	2.20%	$171,296	2.38%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2022	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$11,862	2.70%	$63,216	3.06%
Due after 1 year through 5 years	1,101,193	2.26	358,741	2.64
Due after 5 years through 10 years	2,827,094	1.82	504,186	2.88
Due after 10 years	41,973	2.42	436,264	3.30
Total	$3,982,122	1.94%	$1,362,407	2.97%

	Corporates		Collateralized Loan Obligations
December 31, 2022	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$10,563	4.82%	$—	—%
Due after 1 year through 5 years	253,556	2.06	148,903	5.54
Due after 5 years through 10 years	103,381	3.33	152,372	5.39
Due after 10 years	—	—	44,677	5.62
Total	$367,500	2.51%	$345,952	5.48%

Table 12

SECURITIES HELD TO MATURITY (in thousands)

	U.S. Agency Securities		Mortgage-backed Securities
December 31, 2023	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$6,933	2.91%	$—	—%
Due after 1 year through 5 years	113,591	3.08	325,315	2.31
Due after 5 years through 10 years	—	—	1,610,142	1.63
Due over 10 years	—	—	446,157	1.78
Total	$120,524	3.07%	$2,381,614	1.74%

	State and Political Subdivisions
December 31, 2023	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$96,966	4.81%
Due after 1 year through 5 years	220,787	3.02
Due after 5 years through 10 years	815,220	2.90
Due over 10 years	1,548,256	3.31
Total	$2,681,229	3.22%

	U.S. Agency Securities		Mortgage-backed Securities
December 31, 2022	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$—	—%	$756	1.65%
Due after 1 year through 5 years	118,524	3.07	319,503	2.26
Due after 5 years through 10 years	—	—	1,926,672	1.67
Due over 10 years	—	—	326,136	1.69
Total	$118,524	3.07%	$2,573,067	1.73%

	State and Political Subdivisions
December 31, 2022	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$81,893	3.77%
Due after 1 year through 5 years	222,006	2.63
Due after 5 years through 10 years	706,366	2.50
Due over 10 years	1,578,803	3.33
Total	$2,589,068	3.05%

The table below provides detailed information for Other securities at December 31, 2023 and 2022:

Table 13

OTHER SECURITIES (in thousands)

	December 31,
	2023	2022
FRB and FHLB stock	$87,672	$41,472
Equity securities with readily determinable fair values	11,228	10,782
Equity securities without readily determinable fair values	394,035	297,504
Total	$492,935	$349,758

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

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net borrowed position was $8.8 million at December 31, 2023 compared to $55.5 million at December 31, 2022.

The Bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $192.6 million in 2023 and $262.9 million in 2022.

At December 31, 2023, the Company held securities purchased under agreements to resell of $240.3 million compared to $951.6 million at December 31, 2022. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels. These investments averaged $310.5 million in 2023 and $959.2 million in 2022.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2023 were $14.0 million, compared to $12.1 million in 2022, and were recorded at fair market value. As discussed in “Quantitative and Qualitative Disclosures About Market Risk – Trading Account” in Part II, Item 7A, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $5.2 billion as of December 31, 2023 compared to $1.2 billion as of December 31, 2022 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions. The amount due from the FRB averaged $2.0 billion and $2.3 billion during the years ended December 31, 2023 and 2022, respectively. The increase in the FRB balance at December 31, 2023 compared to the prior year is primarily due to an increase in deposit balances. The interest-bearing accounts held at other financial institutions totaled $78.7 million and $121.7 million at December 31, 2023 and 2022, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing businesses in order to attract and retain additional core deposits. Deposits totaled $35.8 billion at December 31, 2023 and $32.6 billion at December 31, 2022, an increase of $3.2 billion, or 9.7%. There were $1.9 billion of brokered deposits as of December 31, 2023. Deposits averaged $31.8 billion in 2023, and $31.3 billion in 2022.

Noninterest-bearing demand deposits averaged $10.6 billion in 2023 and $13.3 billion in 2022. These deposits represented 33.5% of average deposits in 2023, compared to 42.3% in 2022. The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 14

MATURITIES OF UNINSURED TIME DEPOSITS (in thousands)

	December 31,
	2023	2022
Maturing within 3 months	$445,239	$389,367
After 3 months but within 6 months	65,985	39,651
After 6 months but within 12 months	44,077	28,446
After 12 months	21,384	9,837
Total	$576,685	$467,301

As of December 31, 2023, there were an estimated $24.4 billion of uninsured deposits, as compared to $24.7 billion as of December 31, 2022. Estimated uninsured deposits comprised approximately 68.2% and 75.5% of total deposits as of December 31, 2023 and December 31, 2022, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $2.0 billion and collateralized deposits of $6.2 billion, the adjusted estimated uninsured deposits were $16.2 billion as of December 31, 2023. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 45.3% and 51.0% as of December 31, 2023, and December 31, 2022, respectively.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. As of December 31, 2023, the Company had $1.2 billion of deposits in the program.

Table 15

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2023	2022
Amount:
Noninterest-bearing demand	$10,640,344	$13,264,146
Interest-bearing demand and savings	18,374,884	17,332,972
Time deposits under $250,000	1,967,028	95,013
Total core deposits	30,982,256	30,692,131
Time deposits of $250,000 or more	780,393	635,513
Total deposits	$31,762,649	$31,327,644

As a % of total deposits:
Noninterest-bearing demand	33.5%	42.4%
Interest-bearing demand and savings	57.8	55.3
Time deposits under $250,000	6.2	0.3
Total core deposits	97.5	98.0
Time deposits of $250,000 or more	2.5	2.0
Total deposits	100.0%	100.0%

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

Total shareholders’ equity increased $433.3 million, or 16.2% to $3.1 billion at December 31, 2023 as compared to December 31, 2022. The increase in shareholders’ equity from 2022 to 2023 is largely due to increases in retained earnings and Accumulated other comprehensive income (AOCI) related to the decrease in unrealized losses on the securities portfolio.

The Board authorized, at its April 26, 2022, and April 27, 2021 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization). On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which will terminate on April 30, 2024. During 2023, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations. In 2022, the Company acquired 333,185 shares of its common stock pursuant to the applicable Repurchase Authorizations. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4%. The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles. The Company's capital position as of December 31, 2023 is summarized in the table below and exceeded regulatory requirements.

Table 16

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2023, excluded net unrealized gains or losses on securities available for sale and net unrealized losses on securities held to maturity transferred from the available-for-sale category from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$4,420	$—	$—	$4,420
Loans and leases	81,742	64,087	2,541,783	20,432,420	52,452	23,172,484
Securities available for sale	2,570,383	4,733,221	7,188	382,068	—	7,692,860
Securities held to maturity	443,410	4,223,292	1,232,352	—	—	5,899,054
Federal funds and resell agreements	—	5,000	—	—	—	5,000
Trading securities	881	1,738	13,482	1,992	—	18,093
Cash and due from banks	5,174,791	432,212	—	—	—	5,607,003
All other assets	35,273	74,400	34,830	1,842,449	—	1,986,952
Category totals	$8,306,480	$9,533,950	$3,834,055	$22,658,929	$52,452	$44,385,866

Risk-weighted totals	$—	$1,906,790	$1,917,028	$22,658,929	$78,678	$26,561,425
Off-balance-sheet items (3)	—	49,306	58,953	4,567,880	15,125	4,691,264
Total risk-weighted assets	$—	$1,956,096	$1,975,981	$27,226,809	$93,803	$31,252,689

Total
Regulatory Capital
Shareholders’ equity	$3,100,419
Less adjustments (1)	318,257
Common equity Tier 1/Tier 1 capital	3,418,676
Additional Tier 2 capital (2)	596,234
Total capital	$4,014,910

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	10.94%
Tier 1 capital to risk-weighted assets	10.94%
Total capital to risk-weighted assets	12.85%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	8.49%

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

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $2.1 billion at December 31, 2023, and $2.2 billion at December 31, 2022. Repurchase agreements and federal funds purchased averaged $2.2 billion in 2023 and $2.8 billion in 2022. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund, and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns $55.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB.

As of December 31, 2023, the Company had one short-term advance for $1.0 billion outstanding at the FHLB of Des Moines. Additionally, in 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in January 2024 and was subsequently renewed with an expiration date in July 2024. The Company had no outstanding advances at FHLB Des Moines as of December 31, 2022. Based on the collateral pledged, the Company had $975.3 million of borrowing capacity remaining at the FHLB at December 31, 2023.

As of December 31, 2023, the Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's Bank Term Funding Program (BTFP). As of December 31, 2023, the Company's borrowing capacity with the BTFP was $5.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $10.5 billion.

In addition to the borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $7.9 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of December 31, 2023.

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.40% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at December 31, 2023.

Long-term debt totaled $383.2 million at December 31, 2023, compared to $381.3 million at December 31, 2022. In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032. The Company received $107.9 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.64% due to issuance costs, with an interest rate reset date of September 2027.

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

The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies in 2015 and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $75.6 million at December 31, 2023 and $74.6 million at December 31, 2022. Interest rates on trust preferred securities are tied to the three-month term SOFR with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036. For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

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

Table 17

COMMITMENTS, MATERIAL CASH REQUIREMENTS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the commitments, material cash requirements, and off-balance sheet arrangements for the Company as of December 31, 2023 and includes principal payments only. The Company has no capital leases or long-term purchase obligations.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Material Cash Requirements
Federal funds purchased and repurchase agreements	$2,119,644	$2,119,644	$—	$—	$—
Short-term debt obligations	1,800,000	1,800,000	—	—	—
Long-term debt obligations	413,096	—	—	—	413,096
Operating lease obligations	65,796	11,994	21,622	17,473	14,707
Time deposits	3,073,591	2,868,335	188,079	14,463	2,714
Total	$7,472,127	$6,799,973	$209,701	$31,936	$430,517

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$12,831,831	$5,372,537	$4,448,389	$1,941,295	$1,069,610
Commitments to extend credit under credit card loans	4,286,604	4,286,604	—	—	—
Commercial letters of credit	1,224	1,224	—	—	—
Standby letters of credit	407,574	272,557	76,541	58,307	169
Forward contracts	26,471	26,471	—	—	—
Spot foreign exchange contracts	4,830	4,830	—	—	—
Total	$17,558,534	$9,964,223	$4,524,930	$1,999,602	$1,069,779

As of December 31, 2023, the Company’s total liabilities for unrecognized tax benefits were $10.9 million. The Company cannot reasonably estimate the settlement of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

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

Net Interest Income Modeling

The Company’s primary interest rate risk tool, the Net Interest Income Simulation Analysis, measures interest rate risk and the effect of interest rate changes on net interest income and net interest margin. This analysis incorporates all of the Company’s assets and liabilities together with assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on net interest income of a 200-basis-point upward or a 300-basis-point downward gradual change (e.g. ramp) and immediate change (e.g. shock) of market interest rates over a two-year period. In ramp scenarios, rates change gradually for a one-year period and remain constant in year two. In shock scenarios, rates change immediately and the change is sustained for the remainder of the two year scenario horizon. Assumptions are made to project rates for new loans and deposits based on historical analysis, management outlook and repricing strategies. Asset prepayments and other market risks are developed from industry estimates of prepayment speeds and other market changes. The results of these simulations can be significantly influenced by assumptions utilized and management evaluates the sensitivity of the simulation results on a regular basis.

Table 18 shows the net interest income percentage increase or decrease over the next twelve- and twenty-four-month periods as of December 31, 2023 and 2022 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 18

MARKET RISK

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
200	(0.7)%	(1.1)%	4.2%	7.1%
100	(0.3)	(0.4)	2.2	3.6
Static	—	—	—	—
(100)	0.3	0.4	(3.1)	(3.8)
(200)	0.9	n/a	(5.7)	n/a
(300)	1.5	n/a	(8.8)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
200	3.1%	2.4%	7.4%	9.5%
100	1.6	1.2	3.8	4.8
Static	—	—	—	—
(100)	(1.7)	(1.3)	(4.7)	(5.0)
(200)	(2.8)	n/a	(9.3)	n/a
(300)	(3.5)	n/a	(14.3)	n/a

The Company is positioned relatively neutral to changes in interest rates in the next year. Net interest income is predicted to decrease in all upward rate ramp scenarios and increase in all upward rate shock scenarios. In down rate scenarios, net interest income is predicted to increase in rate ramp scenarios and decrease in rate shock scenarios. The largest change in net interest income relative to base in either rate ramp or rate shock scenarios is less than 4% in year one. In year two, net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

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

Table 19

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2023 Earning assets
Loans	$14,520.2	$718.9	$1,252.4	$16,491.5	$4,983.0	$1,702.4	$23,176.9
Securities	2,105.2	598.3	557.6	3,261.1	5,141.9	4,850.5	13,253.5
Federal funds sold and resell agreements	245.3	—	—	245.3	—	—	245.3
Other	5,177.3	—	—	5,177.3	0.6	—	5,177.9
Total earning assets	$22,048.0	$1,317.2	$1,810.0	$25,175.2	$10,125.5	$6,552.9	$41,853.6
% of total earning assets	52.7%	3.1%	4.3%	60.1%	24.2%	15.7%	100.0%
Funding sources
Interest-bearing demand and savings	$20,588.6	$—	$—	$20,588.6	$—	$—	$20,588.6
Time deposits	1,019.6	1,627.3	221.4	2,868.3	202.6	2.7	3,073.6
Federal funds purchased and repurchase agreements	2,119.6	—	—	2,119.6	—	—	2,119.6
Short term debt	—	1,000.0	800.0	1,800.0	—	—	1,800.0
Long term debt	75.6	—	—	75.6	307.6	—	383.2
Noninterest-bearing sources	12,130.8	—	—	12,130.8	—	1,757.8	13,888.6
Total funding sources	$35,934.2	$2,627.3	$1,021.4	$39,582.9	$510.2	$1,760.5	$41,853.6
% of total earning assets	85.9%	6.2%	2.4%	94.5%	1.3%	4.2%	100.0%
Interest sensitivity gap	$(13,886.2)	$(1,310.1)	$788.6	$(14,407.7)	$9,615.3	$4,792.4
Cumulative gap	(13,886.2)	(15,196.3)	(14,407.7)	(14,407.7)	(4,792.4)	—
As a % of total earning assets	(33.2)%	(36.3)%	(34.4)%	(34.4)%	(11.5)%	—%
Ratio of earning assets to funding sources	0.61	0.50	1.77	0.64	19.85	3.72
Cumulative ratio of earning assets to funding sources
2023	0.61	0.61	0.64	0.64	0.88	1.00
2022	0.59	0.63	0.68	0.68	0.92	1.00

Table 20

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2023 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Variable Rate
Commercial and industrial	$7,056,626	$35,780	$171	$2,480	$7,095,057
Specialty lending	498,786	—	—	—	498,786
Commercial real estate	5,329,868	176,617	7,459	14	5,513,958
Consumer real estate	444,067	484,648	319,043	—	1,247,758
Consumer	58,787	14	—	—	58,801
Credit cards	423,502	454	—	—	423,956
Leases and other	251,727	743	28	—	252,498
Total variable rate loans	14,063,363	698,256	326,701	2,494	15,090,814

Fixed Rate
Commercial and industrial	988,753	1,685,457	160,662	—	2,834,872
Specialty lending	—	—	—	—	—
Commercial real estate	1,130,647	1,856,898	386,753	5,670	3,379,968
Consumer real estate	241,581	658,767	629,616	187,330	1,717,294
Consumer	58,085	44,976	1,278	151	104,490
Credit cards	—	—	—	—	—
Leases and other	9,127	38,626	1,713	—	49,466
Total fixed rate loans	2,428,193	4,284,724	1,180,022	193,151	8,086,090
Total loans and loans held for sale	$16,491,556	$4,982,980	$1,506,723	$195,645	$23,176,904

Trading Account

The Bank carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $18.1 million as of December 31, 2023, compared to $18.0 million as of December 31, 2022.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans decreased $6.1 million to $13.2 million at December 31, 2023, compared to December 31, 2022. There was an immaterial amount of interest recognized on nonperforming loans during 2023, 2022, and 2021.

The Company had $1.7 million and $68 thousand of other real estate owned as of December 31, 2023 and December 31, 2022, respectively. Loans past due more than 90 days and still accruing interest totaled $3.1 million as of December 31, 2023, compared to $1.6 million as of December 31, 2022.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $548 thousand of restructured loans at December 31, 2023 and $5.2 million at December 31, 2022.

Table 21

LOAN QUALITY (in thousands)

	December 31,
	2023	2022
Nonaccrual loans	$12,828	$16,838
Restructured loans on nonaccrual	384	2,431
Total non-performing loans	13,212	19,269
Other real estate owned	1,738	68
Total non-performing assets	$14,950	$19,337

Loans past due 90 days or more	$3,111	$1,617
Restructured loans accruing	164	2,790
Allowance for credit losses on loans	219,738	191,836
Ratios
Non-performing loans as a % of loans	0.06%	0.09%
Non-performing assets as a % of loans plus other real estate owned	0.06	0.09
Non-performing assets as a % of total assets	0.03	0.05
Loans past due 90 days or more as a % of loans	0.01	0.01
Allowance for credit losses on loans as a % of loans	0.95	0.91
Allowance for credit losses on loans as a multiple of non-performing loans	16.63x	9.96x

Table 22

SUMMARY OF NET CHARGE-OFFS (in thousands)

	2023			2022
	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding
At December 31:
Commercial and industrial	$(248)	$9,669,378	(0.00)%	$35,719	$8,160,147	0.44%
Specialty lending	761	540,371	0.14	(433)	525,697	(0.08)
Commercial real estate	155	8,359,937	0.00	(356)	6,784,082	(0.01)
Consumer real estate	1,140	2,858,510	0.04	(74)	2,512,597	(0.00)
Consumer real estate	1,021	147,240	0.69	674	146,949	0.46
Credit cards	7,645	478,328	1.60	4,338	431,003	1.01
Leases and other	—	281,178	—	—	261,941	—
Total	$10,474	$22,334,942	0.05%	$39,868	$18,822,416	0.21%

Net charge-offs for the year ended December 31, 2023 were $10.5 million, compared to $39.9 million for the year ended December 31, 2022.

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.1 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S.

Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2023, $10.1 billion, or 79.2%, of securities were pledged or used as collateral, compared to $10.3 billion, or 80.3%, at December 31, 2022.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2023 was $17.5 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.4% above Term SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding at December 31, 2023.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns $55.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of December 31, 2023, the Company had one short-term advance for $1.0 billion outstanding at the FHLB of Des Moines. Additionally, in 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in January 2024. The Company had no outstanding advances at FHLB Des Moines as of December 31, 2022. Based on the collateral pledged, the Company had $975.3 million of borrowing capacity remaining at the FHLB at December 31, 2023.

As of December 31, 2023, the Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP. As of December 31, 2023, the Company's borrowing capacity with the BTFP was $5.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $10.5 billion.

In addition to the borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $7.9 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

UMB Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses on certain loans evaluated on a collective basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses on loans was $219.7 million as of December 31, 2023, a substantial portion of which related to the allowance for credit losses for loans evaluated on a collective basis for the commercial and industrial and commercial real estate segments (the collective ACL). The collective ACL includes the measure of expected credit losses on a pool basis for loans where similar risk characteristics exist and is determined using relevant available information from internal and external sources related to historical credit loss experience, current conditions, and reasonable and supportable economic forecasts. The Company uses probability of default (PD) and loss given default (LGD) models for the commercial and industrial and commercial real estate segments. For the commercial and industrial segment, the collective ACL is calculated by modeling PD over future periods multiplied by historical LGD multiplied by contractual exposure at default minus any modeled prepayments and charge offs. For the commercial real estate segment, the collective ACL is calculated by modeling PD over future periods based on peer bank data. The PD loss rate is then multiplied by historical LGD multiplied by contractual exposure at default minus any modeled prepayments and charge offs. Primary risk drivers are segment specific and include macro-economic variables and risk ratings of the individual loans within the commercial and industrial and commercial real estate loan segments. After the reasonable and supportable forecast periods, the Company reverts to historical loss experience for each portfolio using a cliff or straight-line reversion method. A portion of the collective ACL is comprised of qualitative factors which represent adjustments to historical loss experience.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD and LGD and historical loss rates and their significant assumptions, including average prepayment rates, the economic forecast scenario, macro-economic variables, the reasonable and supportable forecast periods, lengths of time and methods of reversion, and risk ratings, and (2) the qualitative factors and their significant assumptions. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD and historical loss rate models.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL, including controls related to the:

•
design of the collective ACL methodology
•
continued use of the PD and LGD and historical loss rate models
•
determination and measurement of the significant assumptions used in the PD and LGD and historical loss rate models
•
continued use of the qualitative factors
•
performance monitoring of the PD and LGD and historical loss rate models
•
analysis of the overall ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•
evaluating judgments made by the Company relative to the continued use and performance monitoring of the PD and LGD and historical loss rate models by comparing them to relevant Company specific metrics and trends and the applicable industry and regulatory practices
•
assessing the conceptual soundness and performance testing of the PD and LGD and historical loss rate models by inspecting the model documentation to determine whether the models are suitable for their intended use
•
evaluating the methodology used to develop the economic forecast scenario and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•
testing the historical credit cycle period and evaluating the length of the reasonable and supportable forecast period by comparing to specific portfolio risk characteristics and trends

•
testing individual risk ratings for a selection of commercial and industrial and commercial real estate loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•
evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Kansas City, Missouri
February 22, 2024

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Loans	$23,172,484	$21,031,189
Allowance for credit losses on loans	(219,738)	(191,836)
Net loans	22,952,746	20,839,353
Loans held for sale	4,420	1,978
Securities:
Available for sale (amortized cost of $7,692,860 and $7,777,950, respectively)	7,068,613	7,006,347
Held to maturity, net of allowance for credit losses of $3,258 and $2,407, respectively (fair value of $5,183,367 and $5,280,659, respectively)	5,688,610	5,859,192
Trading securities	18,093	17,980
Other securities	492,935	349,758
Total securities	13,268,251	13,233,277
Federal funds sold and securities purchased under agreements to resell	245,344	958,597
Interest-bearing due from banks	5,159,802	1,179,105
Cash and due from banks	447,201	500,682
Premises and equipment, net	241,700	263,649
Accrued income	220,306	189,231
Goodwill	207,385	207,385
Other intangibles, net	71,012	78,724
Other assets	1,193,507	1,060,480
Total assets	$44,011,674	$38,512,461
LIABILITIES
Deposits:
Noninterest-bearing demand	$12,130,662	$13,260,363
Interest-bearing demand and savings	20,588,606	18,461,632
Time deposits under $250,000	2,292,899	379,087
Time deposits of $250,000 or more	780,692	538,051
Total deposits	35,792,859	32,639,133
Federal funds purchased and repurchase agreements	2,119,644	2,222,167
Short-term debt	1,800,000	—
Long-term debt	383,247	381,311
Accrued expenses and taxes	389,860	239,624
Other liabilities	425,645	363,133
Total liabilities	40,911,255	35,845,368
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,554,127 and 48,319,404 shares outstanding, respectively	55,057	55,057
Capital surplus	1,134,363	1,125,949
Retained earnings	2,810,824	2,536,086
Accumulated other comprehensive loss, net	(556,935)	(702,735)
Treasury stock, 6,502,603 and 6,737,326 shares, at cost, respectively	(342,890)	(347,264)
Total shareholders' equity	3,100,419	2,667,093
Total liabilities and shareholders' equity	$44,011,674	$38,512,461

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
INTEREST INCOME
Loans	$1,399,961	$810,007	$619,273
Securities:
Taxable interest	214,981	192,121	127,625
Tax-exempt interest	102,197	97,190	98,305
Total securities income	317,178	289,311	225,930
Federal funds and resell agreements	17,647	19,109	10,048
Interest-bearing due from banks	103,190	18,582	5,417
Trading securities	729	511	854
Total interest income	1,838,705	1,137,520	861,522
INTEREST EXPENSE
Deposits	704,210	167,553	26,412
Federal funds and repurchase agreements	93,026	40,703	6,934
Other	121,353	15,467	12,655
Total interest expense	918,589	223,723	46,001
Net interest income	920,116	913,797	815,521
Provision for credit losses	41,227	37,900	20,000
Net interest income after provision for credit losses	878,889	875,897	795,521
NONINTEREST INCOME
Trust and securities processing	257,200	237,207	224,126
Trading and investment banking	19,630	23,201	30,939
Service charges on deposit accounts	84,950	85,167	86,056
Insurance fees and commissions	1,009	1,338	1,309
Brokerage fees	54,119	43,019	12,171
Bankcard fees	74,719	73,451	64,576
Investment securities (losses) gains, net	(3,139)	58,444	5,057
Other	53,365	32,406	42,941
Total noninterest income	541,853	554,233	467,175
NONINTEREST EXPENSE
Salaries and employee benefits	553,421	524,431	504,442
Occupancy, net	48,502	48,848	47,345
Equipment	68,718	74,259	78,398
Supplies and services	16,829	13,590	14,986
Marketing and business development	25,749	25,699	18,533
Processing fees	103,099	82,227	67,563
Legal and consulting	29,998	39,095	32,406
Bankcard	32,969	26,367	19,145
Amortization of other intangible assets	8,587	5,037	4,757
Regulatory fees	77,010	15,378	11,894
Other	34,258	43,188	34,167
Total noninterest expense	999,140	898,119	833,636
Income before income taxes	421,602	532,011	429,060
Income tax expense	71,578	100,329	76,042
NET INCOME	$350,024	$431,682	$353,018

PER SHARE DATA
Net income – basic	$7.22	$8.93	$7.31
Net income – diluted	7.18	8.86	7.24
Dividends	1.53	1.49	1.38
Weighted average shares outstanding – basic	48,503,643	48,340,922	48,271,462
Weighted average shares outstanding – diluted	48,763,820	48,747,399	48,738,292

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$350,024	$431,682	$353,018
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	147,977	(1,137,417)	(244,695)
Less: Reclassification adjustment for net losses (gains) included in net income	279	—	(7,817)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	39,851	36,894	—
Change in unrealized gains and losses on debt securities	188,107	(1,100,523)	(252,512)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	15,015	12,608	3,106
Less: Reclassification adjustment for net gains included in net income	(10,654)	(5,353)	(3,352)
Change in unrealized gains and losses on derivative hedges	4,361	7,255	(246)
Other comprehensive income (loss), before tax	192,468	(1,093,268)	(252,758)
Income tax (expense) benefit	(46,668)	264,219	60,732
Other comprehensive income (loss)	145,800	(829,049)	(192,026)
Comprehensive income (loss)	$495,824	$(397,367)	$160,992

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2021	$55,057	$1,090,450	$1,891,246	$318,340	$(338,145)	$3,016,948
Total comprehensive income (loss)	—	—	353,018	(192,026)	—	160,992
Dividends ($1.38 per share)	—	—	(67,266)	—	—	(67,266)
Purchase of treasury stock	—	—	—	—	(5,506)	(5,506)
Issuances of equity awards, net of forfeitures	—	(4,605)	—	—	5,299	694
Recognition of equity-based compensation	—	20,514	—	—	—	20,514
Sale of treasury stock	—	316	—	—	283	599
Exercise of stock options	—	3,845	—	—	14,604	18,449
Balance December 31, 2021	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	431,682	(829,049)	—	(397,367)
Dividends ($1.49 per share)	—	—	(72,594)	—	—	(72,594)
Purchase of treasury stock	—	—	—	—	(31,997)	(31,997)
Issuances of equity awards, net of forfeitures	—	(6,143)	—	—	6,822	679
Recognition of equity-based compensation	—	20,812	—	—	—	20,812
Sale of treasury stock	—	351	—	—	245	596
Exercise of stock options	—	409	—	—	1,131	1,540
Balance December 31, 2022	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income	—	—	350,024	145,800	—	495,824
Dividends ($1.53 per share)	—	—	(75,286)	—	—	(75,286)
Purchase of treasury stock	—	—	—	—	(8,367)	(8,367)
Issuances of equity awards, net of forfeitures	—	(10,385)	—	—	11,104	719
Recognition of equity-based compensation	—	17,975	—	—	—	17,975
Sale of treasury stock	—	220	—	—	296	516
Exercise of stock options	—	604	—	—	1,341	1,945
Balance December 31, 2023	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$350,024	$431,682	$353,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	41,227	37,900	20,000
Net amortization of premiums and discounts from acquisition	1,060	1,340	535
Depreciation and amortization	58,723	54,022	55,747
Amortization of debt issuance costs	876	556	450
Deferred income tax benefit	(20,439)	(6,308)	(12,724)
Net (increase) decrease in trading securities and other earning assets	(113)	13,895	(10,329)
Losses (gains) on investment securities, net	3,139	(58,444)	(5,057)
Gains on sales of assets	(4,343)	(3,063)	(2,666)
Amortization of securities premiums, net of discount accretion	42,037	45,184	53,467
Originations of loans held for sale	(68,673)	(47,639)	(137,337)
Gains on sales of loans held for sale, net	(1,693)	(1,195)	(5,128)
Proceeds from sales of loans held for sale	67,924	48,133	147,896
Equity based compensation	18,694	21,491	21,208
Changes in:
Accrued income	(31,075)	(58,222)	4,587
Accrued expenses and taxes	148,154	(10,995)	(51,740)
Other assets and liabilities, net	(132,918)	301,217	102,155
Net cash provided by operating activities	472,604	769,554	534,082
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	424,341	460,413	198,783
Purchases	(227,077)	(990,648)	(664,661)
Securities available for sale:
Sales	22,193	—	372,644
Maturities, calls and principal repayments	1,204,346	1,114,560	1,743,809
Purchases	(1,162,115)	(1,205,396)	(5,080,172)
Equity securities with readily determinable fair values:
Sales	—	46,379	79,013
Purchases	(277)	(1,085)	(6,376)
Equity securities without readily determinable fair values:
Sales	5,614	194	14
Maturities, calls and principal repayments	334,898	172	2,514
Purchases	(404,972)	(29,660)	(77,709)
Payment of low-income housing tax credit (LIHTC) investment commitments	(40,806)	(35,854)	(15,410)
Net increase in loans	(2,159,132)	(3,952,154)	(1,117,707)
Net decrease in fed funds sold and resell agreements	713,253	257,760	433,978
Net cash activity from acquisitions and divestitures	(793)	548,624	18,431
Net decrease (increase) in interest-bearing balances due from other financial institutions	43,359	(13,705)	7,146
Purchases of bank premises and equipment	(26,910)	(51,716)	(33,687)
Proceeds from sales of bank premises and equipment	3,806	6,731	3,900
Purchases of bank-owned and company-owned life insurance	(3,000)	—	(100,000)
Net cash used in investing activities	(1,273,272)	(3,845,385)	(4,235,490)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	997,273	(3,636,068)	8,573,130
Net increase (decrease) in time deposits	2,156,453	65,497	(24,454)
Net (decrease) increase in fed funds purchased and repurchase agreements	(102,523)	(1,016,268)	922,938
Proceeds from short-term debt	32,856,000	—	—
Repayment of short-term debt	(31,056,000)	—	—
Proceeds from long-term debt	—	110,000	—
Payment of debt issuance costs	—	(2,129)	—
Cash dividends paid	(74,245)	(72,030)	(66,750)
Proceeds from exercise of stock options and sales of treasury shares	2,461	2,136	19,048
Purchases of treasury stock	(8,367)	(31,997)	(5,506)
Net cash provided by (used in) financing activities	4,771,052	(4,580,859)	9,418,406
Increase (decrease) in cash and cash equivalents	3,970,384	(7,656,690)	5,716,998
Cash and cash equivalents at beginning of year	1,557,874	9,214,564	3,497,566
Cash and cash equivalents at end of year	$5,528,258	$1,557,874	$9,214,564

Supplemental disclosures:
Income tax payments	$79,334	$101,952	$92,584
Total interest payments	844,397	196,482	47,106
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$85,555	$58,337	$30,182
Commitment to fund low-income housing tax credit investments	85,555	58,337	30,182
Transfer of loans to other real estate owned	1,738	12,381	—
Transfer of securities from available-for-sale to held-to-maturity	—	3,823,670	—

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

Revenue Recognition

Interest on loans and securities is recognized based on rate multiplied by the principal amount outstanding. This includes the impact of amortization of premiums and discounts. Interest accrual is discontinued when, in the opinion of management, the likelihood of collection becomes doubtful. Noninterest income is recognized when performance obligations are satisfied.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Due from the FRB	$5,081,057	$1,057,192
Cash and due from banks	447,201	500,682
Cash and cash equivalents at end of year	$5,528,258	$1,557,874

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $78.7 million and $121.7 million at December 31, 2023 and 2022, respectively.

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

A loan is accounted for as a modification made to a borrower experiencing financial difficulty when a modification has been granted that is deemed concessionary and not temporary to a debtor experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. These modifications allow the debtor short-term cash relief to allow them to improve their financial condition. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered to be collateral dependent and is evaluated for credit loss as part of the allowance for credit loss analysis.

Loans, including those that are considered to be collateral dependent, are evaluated regularly by management. Loans are considered delinquent when payment has not been received within 30 days of its contractual due date. Loans are placed on nonaccrual status when the collection of interest or principal is 90 days or more past due unless the loan is adequately secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments received on nonaccrual loans are applied to principal unless the remaining principal balance has been determined to be fully collectible.

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

Securities held to maturity are carried at amortized historical cost, net of the allowance for credit losses, based on management’s intention, and the Company’s ability to hold them to maturity. The Company classifies certain U.S. Agency securities, GSE mortgage-backed securities, and securities of state and political subdivisions as held to maturity.

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

No goodwill impairments were recognized in 2023, 2022, or 2021. Other intangible assets, which relate to core deposits, non-compete agreements, and customer relationships, are amortized over their useful life. Intangible assets are evaluated for impairment when events or circumstances dictate. No intangible asset impairments were recognized in 2023, 2022, or 2021. The Company does not have any indefinite lived intangible assets.

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

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value. No impairments were recognized in 2023, 2022, or 2021.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets. For the year ended December 31, 2023, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

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

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 260,177, 406,477, and 466,830 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company that were outstanding at December 31, 2023, 2022, and 2021, respectively.

Certain options and restricted stock units issued under employee benefit plans were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the year ended December 31, 2023, there were 55,649 outstanding stock options and restricted stock units excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive. For the years ended December 31, 2022 and 2021, there were no outstanding stock options or restricted stock units excluded from the computation of diluted income per share.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Troubled Debt Restructurings In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures.” The ASU eliminated the accounting guidance for troubled debt restructurings (TDR) by creditors and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also added requirements to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases, disclosed by credit-quality indicator and class of financing receivable. The amendments in this update were adopted prospectively on January 1, 2023. The adoption of the amendments had no impact on the Consolidated Financial Statements aside from additional and revised financial statement disclosures. See Note 3, "Loans and Allowance for Credit Losses" for related disclosures.

Income Taxes In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update require additional disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this accounting pronouncement will have no impact on the Consolidated Financial Statements aside from additional disclosures.
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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,851	$—	$7,033	$9,884	$9,920,045	$9,929,929
Specialty lending	—	—	—	—	498,786	498,786
Commercial real estate	1,848	—	737	2,585	8,891,341	8,893,926
Consumer real estate	1,137	—	5,058	6,195	2,954,437	2,960,632
Consumer	104	55	28	187	163,104	163,291
Credit cards	5,343	3,056	285	8,684	415,272	423,956
Leases and other	—	—	71	71	301,893	301,964
Total loans	$11,283	$3,111	$13,212	$27,606	$23,144,878	$23,172,484

	December 31, 2022
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,456	$2	$11,356	$13,814	$9,192,172	$9,205,986
Specialty lending	—	—	—	—	602,706	602,706
Commercial real estate	2,167	191	2,505	4,863	7,611,223	7,616,086
Consumer real estate	10	—	4,882	4,892	2,718,377	2,723,269
Consumer	613	20	61	694	144,972	145,666
Credit cards	3,529	1,404	441	5,374	426,298	431,672
Leases and other	—	—	24	24	305,780	305,804
Total loans	$8,775	$1,617	$19,269	$29,661	$21,001,528	$21,031,189

The Company sold consumer real estate loans with proceeds of $67.9 million, $48.1 million, and $147.9 million in the secondary market without recourse during the periods ended December 31, 2023, 2022, and 2021, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $13.2 million and $19.3 million at December 31, 2023 and 2022, respectively. Restructured loans totaled $548 thousand and $5.2 million at December 31, 2023 and 2022, respectively. Loans 90 days past due and still accruing interest amounted to $3.1 million and $1.6 million at December 31, 2023 and 2022, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2022 and 2021. Nonaccrual loans with no related allowance for credit losses totaled $13.2 million and $16.7 million at December 31, 2023 and 2022, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$7,033	$7,033
Specialty lending	—	—
Commercial real estate	737	737
Consumer real estate	5,058	5,058
Consumer	28	28
Credit cards	285	285
Leases and other	71	71
Total loans	$13,212	$13,212

	December 31, 2022
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$11,356	$9,447
Specialty lending	—	—
Commercial real estate	2,505	2,505
Consumer real estate	4,882	4,226
Consumer	61	61
Credit cards	441	441
Leases and other	24	24
Total loans	$19,269	$16,704

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of December 31, 2023 and 2022 as well as the gross charge-offs by loan class and origination year for the year ended December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture	13,934	5,840	3,785	920	477	239	169,173	—	194,368
Overdrafts	—	—	—	—	—	—	3,478	—	3,478
Total Commercial and industrial	1,801,235	1,492,449	1,127,517	413,196	203,304	97,369	4,788,523	6,336	9,929,929
Current period charge-offs	241	—	961	—	—	474	3,371	—	5,047
Specialty lending:
Asset-based lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Total Specialty lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Current period charge-offs	—	—	—	—	—	—	762	—	762
Commercial real estate:
Owner-occupied	276,284	629,514	499,020	335,133	152,539	215,373	30,842	—	2,138,705
Non-owner-occupied	556,369	901,614	849,496	449,547	293,531	185,679	36,313	—	3,272,549
Farmland	75,418	71,087	39,128	195,750	15,608	19,700	89,291	—	505,982
5+ Multi-family	34,714	27,668	240,724	29,840	16,861	4,982	9,274	—	364,063
1-4 Family construction	49,327	51,360	—	—	—	—	3,286	3,394	107,367
General construction	574,661	1,340,152	515,289	4,220	636	130	70,172	—	2,505,260
Total Commercial real estate	1,566,773	3,021,395	2,143,657	1,014,490	479,175	425,864	239,178	3,394	8,893,926
Current period charge-offs	—	—	—	—	—	266	—	—	266
Consumer real estate:
HELOC	150	650	—	497	82	4,958	355,105	1,364	362,806
First lien: 1-4 family	419,312	585,401	682,008	548,859	158,228	165,197	2	—	2,559,007
Junior lien: 1-4 family	12,117	11,943	6,861	3,927	2,117	1,769	85	—	38,819
Total Consumer real estate	431,579	597,994	688,869	553,283	160,427	171,924	355,192	1,364	2,960,632
Current period charge-offs	9	45	—	—	11	1,120	—	—	1,185
Consumer:
Revolving line	48	—	—	—	—	—	56,272	—	56,320
Auto	11,509	6,013	3,922	2,170	1,088	158	—	—	24,860
Other	4,853	22,147	26,125	574	365	1,243	26,804	—	82,111
Total Consumer	16,410	28,160	30,047	2,744	1,453	1,401	83,076	—	163,291
Current period charge-offs	72	17	26	7	6	28	1,076	—	1,232
Credit cards:
Consumer	—	—	—	—	—	—	197,095	—	197,095
Commercial	—	—	—	—	—	—	226,861	—	226,861
Total Credit cards	—	—	—	—	—	—	423,956	—	423,956
Current period charge-offs	—	—	—	—	—	—	9,181	—	9,181
Leases and other:
Leases	—	—	—	—	610	1,106	—	—	1,716
Other	100,484	95,909	16,968	16,949	1,620	13,966	54,352	—	300,248
Total Leases and other	100,484	95,909	16,968	16,949	2,230	15,072	54,352	—	301,964
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$3,930,419	$5,252,010	$4,042,524	$2,032,891	$846,589	$711,630	$6,345,327	$11,094	$23,172,484

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture	13,630	5,415	2,046	1,985	396	541	149,266	562	173,841
Overdrafts	—	—	—	—	—	—	7,929	—	7,929
Total Commercial and industrial	2,154,239	1,567,942	644,695	269,429	97,312	87,328	4,380,553	4,488	9,205,986
Specialty lending:
Asset-based lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Total Specialty lending	18,084	55,469	36,040	—	—	—	493,113	—	602,706
Commercial real estate:
Owner-occupied	656,860	593,861	388,519	180,786	136,499	167,628	8,685	—	2,132,838
Non-owner-occupied	1,128,978	855,508	568,489	368,203	64,915	229,826	28,679	—	3,244,598
Farmland	94,989	47,092	220,796	24,057	15,963	24,162	121,054	—	548,113
5+ Multi-family	30,920	35,869	68,996	18,978	1,334	5,776	4,908	—	166,781
1-4 Family construction	61,943	15,217	—	—	—	—	19	—	77,179
General construction	628,820	719,437	43,166	15,492	—	395	39,267	—	1,446,577
Total Commercial real estate	2,602,510	2,266,984	1,289,966	607,516	218,711	427,787	202,612	—	7,616,086
Consumer real estate:
HELOC	237	—	618	224	654	5,389	339,066	981	347,169
First lien: 1-4 family	628,703	748,362	607,105	173,466	45,907	140,443	12	—	2,343,998
Junior lien: 1-4 family	13,490	8,445	5,107	2,529	940	1,504	87	—	32,102
Total Consumer real estate	642,430	756,807	612,830	176,219	47,501	147,336	339,165	981	2,723,269
Consumer:
Revolving line	467	584	—	—	—	—	58,133	1,403	60,587
Auto	9,124	6,543	4,455	2,743	335	159	—	—	23,359
Other	26,306	27,751	1,096	876	1,133	591	3,967	—	61,720
Total Consumer	35,897	34,878	5,551	3,619	1,468	750	62,100	1,403	145,666
Credit cards:
Consumer	—	—	—	—	—	—	200,348	—	200,348
Commercial	—	—	—	—	—	—	231,324	—	231,324
Total Credit cards	—	—	—	—	—	—	431,672	—	431,672
Leases and other:
Leases	—	—	—	712	—	1,224	—	—	1,936
Other	125,095	34,282	22,552	32,055	17,764	1,066	71,054	—	303,868
Total Leases and other	125,095	34,282	22,552	32,767	17,764	2,290	71,054	—	305,804
Total loans	$5,578,255	$4,716,362	$2,611,634	$1,089,550	$382,756	$665,491	$5,980,269	$6,872	$21,031,189

Accrued interest on loans totaled $119.6 million and $90.6 million as of December 31, 2023 and 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$1,728,443	$1,381,481	$1,059,277	$402,632	$184,561	$92,979	$4,242,095	$6,194	$9,097,662
Watch – Pass	38,940	81,233	55,928	8,809	9,620	1,627	230,990	49	427,196
Special Mention	3,000	17,857	5,186	214	—	—	39,059	—	65,316
Substandard	15,708	6,038	3,341	621	8,646	2,524	103,728	93	140,699
Doubtful	1,210	—	—	—	—	—	—	—	1,210
Total Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture
Non-watch list – Pass	$13,934	$5,122	$3,785	$839	$477	$239	$159,565	$—	$183,961
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	66	—	—	—	—	1,236	—	1,302
Substandard	—	652	—	81	—	—	8,372	—	9,105
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,934	$5,840	$3,785	$920	$477	$239	$169,173	$—	$194,368

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$2,079,002	$1,466,120	$588,562	$246,387	$90,656	$83,054	$3,879,709	$3,633	$8,437,123
Watch – Pass	28,570	78,523	52,696	7,493	3,617	2,275	213,871	—	387,045
Special Mention	4,072	5,637	1,178	—	1,817	899	34,631	—	48,234
Substandard	26,698	12,247	213	13,564	826	559	92,352	293	146,752
Doubtful	2,267	—	—	—	—	—	2,795	—	5,062
Total Equipment/Accounts Receivable/Inventory	$2,140,609	$1,562,527	$642,649	$267,444	$96,916	$86,787	$4,223,358	$3,926	$9,024,216
Agriculture
Non-watch list – Pass	$12,252	$5,351	$1,693	$1,985	$396	$541	$137,759	$—	$159,977
Watch – Pass	550	—	206	—	—	—	8,512	562	9,830
Special Mention	828	64	147	—	—	—	1,539	—	2,578
Substandard	—	—	—	—	—	—	1,456	—	1,456
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,630	$5,415	$2,046	$1,985	$396	$541	$149,266	$562	$173,841

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of December 31, 2023 and 2022 (in thousands):

	Asset-based lending
Risk	December 31, 2023	December 31, 2022
In-margin	$498,786	$602,706
Out-of-margin	—	—
Total	$498,786	$602,706

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$269,735	$607,418	$461,179	$319,610	$130,428	$209,707	$30,113	$—	$2,028,190
Watch – Pass	2,105	18,701	24,164	8,769	15,547	4,324	—	—	73,610
Special Mention	—	1,609	12,911	6,741	4,015	—	729	—	26,005
Substandard	4,444	1,786	766	13	2,549	1,342	—	—	10,900
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$276,284	$629,514	$499,020	$335,133	$152,539	$215,373	$30,842	$—	$2,138,705
Non-owner-occupied
Non-watch list – Pass	$481,902	$798,936	$773,032	$449,547	$217,240	$175,924	$36,313	$—	$2,932,894
Watch – Pass	49,933	102,678	51,402	—	76,291	9,755	—	—	290,059
Special Mention	24,534	—	24,404	—	—	—	—	—	48,938
Substandard	—	—	658	—	—	—	—	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$556,369	$901,614	$849,496	$449,547	$293,531	$185,679	$36,313	$—	$3,272,549
Farmland
Non-watch list – Pass	$48,615	$62,321	$38,681	$195,234	$11,735	$19,168	$89,241	$—	$464,995
Watch – Pass	—	273	125	—	—	—	50	—	448
Special Mention	2,358	428	—	493	3,627	—	—	—	6,906
Substandard	24,445	8,065	322	23	246	532	—	—	33,633
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$75,418	$71,087	$39,128	$195,750	$15,608	$19,700	$89,291	$—	$505,982
5+ Multi-family
Non-watch list – Pass	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
1-4 Family construction
Non-watch list – Pass	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
General construction
Non-watch list – Pass	$572,847	$1,340,152	$507,276	$4,220	$625	$117	$70,172	$—	$2,495,409
Watch – Pass	1,554	—	—	—	11	—	—	—	1,565
Special Mention	180	—	—	—	—	—	—	—	180
Substandard	—	—	8,013	—	—	13	—	—	8,026
Doubtful	80	—	—	—	—	—	—	—	80
Total General construction	$574,661	$1,340,152	$515,289	$4,220	$636	$130	$70,172	$—	$2,505,260

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$628,858	$559,067	$364,760	$149,183	$133,339	$162,412	$7,850	$—	$2,005,469
Watch – Pass	19,405	32,581	17,061	9,785	2,664	2,121	—	—	83,617
Special Mention	5,435	2,213	5,120	18,946	—	—	835	—	32,549
Substandard	3,162	—	1,578	2,872	496	3,095	—	—	11,203
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$656,860	$593,861	$388,519	$180,786	$136,499	$167,628	$8,685	$—	$2,132,838
Non-owner-occupied
Non-watch list – Pass	$1,075,444	$810,926	$568,489	$356,896	$64,915	$214,635	$28,679	$—	$3,119,984
Watch – Pass	53,534	44,582	—	11,307	—	5,071	—	—	114,494
Special Mention	—	—	—	—	—	10,109	—	—	10,109
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	11	—	—	11
Total Non-owner-occupied	$1,128,978	$855,508	$568,489	$368,203	$64,915	$229,826	$28,679	$—	$3,244,598
Farmland
Non-watch list – Pass	$62,357	$36,698	$218,704	$17,563	$2,830	$20,285	$113,385	$—	$471,822
Watch – Pass	20,327	6,454	1,055	101	—	2,559	395	—	30,891
Special Mention	5,505	—	1,001	—	—	—	—	—	6,506
Substandard	6,800	3,940	36	6,393	13,133	1,318	7,274	—	38,894
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$94,989	$47,092	$220,796	$24,057	$15,963	$24,162	$121,054	$—	$548,113
5+ Multi-family
Non-watch list – Pass	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$30,920	$35,869	$68,996	$18,978	$1,334	$5,776	$4,908	$—	$166,781
1-4 Family construction
Non-watch list – Pass	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$61,943	$15,217	$—	$—	$—	$—	$19	$—	$77,179
General construction
Non-watch list – Pass	$628,479	$699,698	$43,166	$15,384	$—	$380	$39,267	$—	$1,426,374
Watch – Pass	341	—	—	22	—	—	—	—	363
Special Mention	—	8,340	—	—	—	—	—	—	8,340
Substandard	—	11,399	—	—	—	15	—	—	11,414
Doubtful	—	—	—	86	—	—	—	—	86
Total General construction	$628,820	$719,437	$43,166	$15,492	$—	$395	$39,267	$—	$1,446,577

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$150	$579	$—	$466	$82	$3,737	$355,047	$1,308	$361,369
Non-performing	—	71	—	31	—	1,221	58	56	1,437
Total HELOC	$150	$650	$—	$497	$82	$4,958	$355,105	$1,364	$362,806
First lien: 1-4 family
Performing	$418,766	$583,711	$681,921	$548,736	$158,037	$164,315	$2	$—	$2,555,488
Non-performing	546	1,690	87	123	191	882	—	—	3,519
Total First lien: 1-4 family	$419,312	$585,401	$682,008	$548,859	$158,228	$165,197	$2	$—	$2,559,007
Junior lien: 1-4 family
Performing	$12,094	$11,911	$6,861	$3,927	$2,117	$1,722	$85	$—	$38,717
Non-performing	23	32	—	—	—	47	—	—	102
Total Junior lien: 1-4 family	$12,117	$11,943	$6,861	$3,927	$2,117	$1,769	$85	$—	$38,819

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$120	$—	$592	$90	$148	$3,919	$338,979	$759	$344,607
Non-performing	117	—	26	134	506	1,470	87	222	2,562
Total HELOC	$237	$—	$618	$224	$654	$5,389	$339,066	$981	$347,169
First lien: 1-4 family
Performing	$628,678	$748,269	$607,055	$173,061	$45,907	$138,764	$12	$—	$2,341,746
Non-performing	25	93	50	405	—	1,679	—	—	2,252
Total First lien: 1-4 family	$628,703	$748,362	$607,105	$173,466	$45,907	$140,443	$12	$—	$2,343,998
Junior lien: 1-4 family
Performing	$13,490	$8,445	$5,107	$2,529	$940	$1,437	$87	$—	$32,035
Non-performing	—	—	—	—	—	67	—	—	67
Total Junior lien: 1-4 family	$13,490	$8,445	$5,107	$2,529	$940	$1,504	$87	$—	$32,102

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Auto
Performing	$11,509	$6,013	$3,908	$2,170	$1,088	$158	$—	$—	$24,846
Non-performing	—	—	14	—	—	—	—	—	14
Total Auto	$11,509	$6,013	$3,922	$2,170	$1,088	$158	$—	$—	$24,860
Other
Performing	$4,853	$22,133	$26,125	$574	$365	$1,243	$26,804	$—	$82,097
Non-performing	—	14	—	—	—	—	—	—	14
Total Other	$4,853	$22,147	$26,125	$574	$365	$1,243	$26,804	$—	$82,111

	December 31, 2022
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2022	2021	2020	2019	2018	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$467	$584	$—	$—	$—	$—	$58,133	$1,403	$60,587
Auto
Performing	$9,124	$6,498	$4,454	$2,743	$335	$159	$—	$—	$23,313
Non-performing	—	45	1	—	—	—	—	—	46
Total Auto	$9,124	$6,543	$4,455	$2,743	$335	$159	$—	$—	$23,359
Other
Performing	$26,291	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,705
Non-performing	15	—	—	—	—	—	—	—	15
Total Other	$26,306	$27,751	$1,096	$876	$1,133	$591	$3,967	$—	$61,720
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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of December 31, 2023 and 2022 (in thousands):

	Consumer
Risk	December 31, 2023	December 31, 2022
Transactor accounts	$74,330	$73,670
Revolver accounts (by Credit score):
Less than 600	7,140	4,684
600-619	3,572	2,515
620-639	5,343	4,959
640-659	9,536	8,655
660-679	9,642	9,593
680-699	11,220	12,023
700-719	13,489	14,098
720-739	12,896	15,036
740-759	12,434	13,638
760-779	12,955	13,768
780-799	11,822	13,172
800-819	7,808	9,257
820-839	4,054	4,363
840+	854	917
Total	$197,095	$200,348

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of December 31, 2023 and 2022 (in thousands):

	Commercial
Risk	December 31, 2023	December 31, 2022
Current	$207,520	$219,558
Past Due	19,341	11,766
Total	$226,861	$231,324

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2023 and 2022 (in thousands):

	Leases		Other
Risk	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Non-watch list – Pass	$1,716	$1,936	$285,497	$303,107
Watch – Pass	—	—	14,655	737
Special Mention	—	—	—	—
Substandard	—	—	96	24
Doubtful	—	—	—	—
Total	$1,716	$1,936	$300,248	$303,868

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually include loans on nonaccrual, loans that include modifications deemed concessionary made to borrowers experiencing financial difficulty, or any loans specifically identified, and are excluded from the collective evaluation. When it is determined that payment of interest or recovery of all principal is questionable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate. All loans are classified as collateral dependent if placed on non-accrual or include modifications made to borrowers experiencing financial difficulty.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

The following tables provide a rollforward of the allowance for credit losses by portfolio segment for the year ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Charge-offs	(5,047)	(762)	(266)	(1,185)	(1,232)	(9,181)	—	(17,673)	—	(17,673)
Recoveries	5,295	1	111	45	211	1,536	—	7,199	—	7,199
Provision	18,673	761	6,292	1,933	1,616	8,714	387	38,376	851	39,227
Ending balance - ACL	$155,658	$—	$45,507	$6,941	$1,089	$7,935	$2,608	$219,738	$3,258	$222,996
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	1,914	—	42	(7)	(4)	—	98	2,043	(43)	2,000
Ending balance - ACL on off-balance sheet	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088

	Year Ended December 31, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(37,269)	—	(29)	(57)	(800)	(6,150)	—	(44,305)	—	(44,305)
Recoveries	1,550	433	385	131	126	1,812	—	4,437	—	4,437
Provision	48,724	(2,171)	(17,251)	2,153	323	5,129	26	36,933	467	37,400
Ending balance - ACL	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

	Year Ended December 31, 2021
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$122,700	$5,219	$61,931	$6,586	$1,480	$15,786	$2,271	$215,973	$2,610	$218,583
Charge-offs	(13,981)	(31,945)	(1,198)	(96)	(2,424)	(6,011)	(8)	(55,663)	—	(55,663)
Recoveries	6,694	187	1,560	142	223	1,967	18	10,791	—	10,791
Provision	8,319	28,277	(6,028)	(2,711)	1,566	(5,667)	(86)	23,670	(670)	23,000
Ending balance - ACL	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,859	$287	$447	$145	$381	$—	$414	$5,533	$55	$5,588
Provision	(2,120)	(127)	33	(39)	(381)	—	(399)	(3,033)	33	(3,000)
Ending balance - ACL on off-balance sheet	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets, see Note 15 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$7,033	$—	$7,033
Agriculture	—	—	—
Total Commercial and industrial	7,033	—	7,033
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	632	—	632
Non-owner-occupied	—	—	—
Farmland	175	—	175
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	93	—	93
Total Commercial real estate	900	—	900
Consumer real estate:
HELOC	1,437	—	1,437
First lien: 1-4 family	3,519	—	3,519
Junior lien: 1-4 family	102	—	102
Total Consumer real estate	5,058	—	5,058
Consumer:
Revolving line	—	—	—
Auto	14	—	14
Other	14	—	14
Total Consumer	28	—	28
Leases and other:
Leases	—	—	—
Other	71	—	71
Total Leases and other	71	—	71
Total loans	$13,090	$—	$13,090

	December 31, 2022
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$13,972	$713	$11,534
Agriculture	—	—	—
Total Commercial and industrial	13,972	713	11,534
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,204	—	2,204
Non-owner-occupied	—	—	—
Farmland	374	—	374
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	101	—	101
Total Commercial real estate	2,679	—	2,679
Consumer real estate:
HELOC	2,562	—	2,562
First lien: 1-4 family	2,253	6	1,597
Junior lien: 1-4 family	67	—	67
Total Consumer real estate	4,882	6	4,226
Consumer:
Revolving line	—	—	—
Auto	46	—	46
Other	15	—	15
Total Consumer	61	—	61
Leases and other:
Leases	—	—	—
Other	24	—	24
Total Leases and other	24	—	24
Total loans	$21,618	$719	$18,524

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

For the year ended December 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of December 31, 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the year ended December 31, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

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

The Company had no commitments to lend to borrowers with loan modifications classified as TDRs as of December 31, 2022. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

For the year ended December 31, 2022, the Company had two commercial TDRs with a pre-modification loan balance of $5.1 million and a post-modification loan balance of $4.3 million. For the year ended December 31, 2022, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.
4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2023 and 2022 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2023	Cost	Gains	Losses	Value
U.S. Treasury	$1,308,689	$254	$(10,201)	$1,298,742
U.S. Agencies	162,406	252	(2,937)	159,721
Mortgage-backed	4,128,576	949	(508,740)	3,620,785
State and political subdivisions	1,359,744	2,218	(74,987)	1,286,975
Corporates	382,069	—	(30,794)	351,275
Collateralized loan obligations	351,376	811	(1,072)	351,115
Total	$7,692,860	$4,484	$(628,731)	$7,068,613

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2022	Cost	Gains	Losses	Value
U.S. Treasury	$804,158	$58	$(27,146)	$777,070
U.S. Agencies	178,261	—	(6,965)	171,296
Mortgage-backed	4,574,905	92	(592,875)	3,982,122
State and political subdivisions	1,465,598	1,608	(104,799)	1,362,407
Corporates	401,059	—	(33,559)	367,500
Collateralized loan obligations	353,969	32	(8,049)	345,952
Total	$7,777,950	$1,790	$(773,393)	$7,006,347

The following table presents contractual maturity information for securities available for sale at December 31, 2023 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$1,301,225	$1,293,481
Due after 1 year through 5 years	1,054,741	1,027,746
Due after 5 years through 10 years	699,993	664,751
Due after 10 years	508,325	461,850
Total	3,564,284	3,447,828
Mortgage-backed securities	4,128,576	3,620,785
Total securities available for sale	$7,692,860	$7,068,613

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the year ended December 31, 2023, there were $22.2 million in proceeds from the sales of securities available for sale. There were no sales of securities available for sale for year ended December 31, 2022. Securities transactions resulted in gross realized gains of $154 thousand and gross realized losses of $2 thousand for the year ended December 31, 2023. There were no gross realized gains or losses for the year ended December 31, 2022.

There were $10.1 billion and $10.3 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2023 and December 31, 2022, respectively.

Accrued interest on securities available for sale totaled $31.6 million and $32.1 million as of December 31, 2023 and 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022 (in thousands):

	Less than 12 months			12 months or more			Total
2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$509,946	$(267)	63	$745,573	$(9,934)	71	$1,255,519	$(10,201)
U.S. Agencies	—	—	—	16	116,324	(2,937)	16	116,324	(2,937)
Mortgage-backed	14	19,154	(476)	852	3,526,296	(508,264)	866	3,545,450	(508,740)
State and political subdivisions	388	200,835	(9,202)	1,476	890,545	(65,785)	1,864	1,091,380	(74,987)
Corporates	—	—	—	267	351,275	(30,794)	267	351,275	(30,794)
Collateralized loan obligations	1	4,246	(4)	32	210,872	(1,068)	33	215,118	(1,072)
Total	411	$734,181	$(9,949)	2,706	$5,840,885	$(618,782)	3,117	$6,575,066	$(628,731)

	Less than 12 months			12 months or more			Total
2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	61	$688,208	$(22,731)	4	$55,314	$(4,415)	65	$743,522	$(27,146)
U.S. Agencies	27	140,877	(4,734)	2	30,419	(2,231)	29	171,296	(6,965)
Mortgage-backed	687	1,415,169	(102,881)	205	2,557,035	(489,994)	892	3,972,204	(592,875)
State and political subdivisions	1,744	936,865	(51,427)	273	233,679	(53,372)	2,017	1,170,544	(104,799)
Corporates	86	146,615	(8,783)	189	216,885	(24,776)	275	363,500	(33,559)
Collateralized loan obligations	41	326,659	(7,820)	1	4,785	(229)	42	331,444	(8,049)
Total	2,646	$3,654,393	$(198,376)	674	$3,098,117	$(575,017)	3,320	$6,752,510	$(773,393)

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

During the year ended December 31, 2023, the Company recorded a $4.9 million impairment on one Corporate available-for-sale security.

As of both December 31, 2023 and 2022, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at December 31, 2023 and 2022, respectively (in thousands):

2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agency	$123,210	$—	$(2,686)	$120,524	$—	$123,210
Mortgage-backed	2,738,253	18	(356,657)	2,381,614	—	2,738,253
State and political subdivisions	2,830,405	21,021	(170,197)	2,681,229	(3,258)	2,827,147
Total	$5,691,868	$21,039	$(529,540)	$5,183,367	$(3,258)	$5,688,610

2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agency	$123,091	$—	$(4,567)	$118,524	$—	$123,091
Mortgage-backed	2,965,586	11	(392,530)	2,573,067	—	2,965,586
State and political subdivisions	2,772,922	17,618	(201,472)	2,589,068	(2,407)	2,770,515
Total	$5,861,599	$17,629	$(598,569)	$5,280,659	$(2,407)	$5,859,192

The following table presents contractual maturity information for securities held to maturity at December 31, 2023 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$104,561	$103,899
Due after 1 year through 5 years	327,449	319,378
Due after 5 years through 10 years	850,990	817,129
Due after 10 years	1,670,615	1,561,347
Total	2,953,615	2,801,753
Mortgage-backed securities	2,738,253	2,381,614
Total securities held to maturity	$5,691,868	$5,183,367

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2023, 2022, or 2021.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $207.2 million and $247.0 million at December 31, 2023 and 2022, respectively.

Accrued interest on securities held to maturity totaled $27.2 million and $27.0 million as of December 31, 2023 and 2022, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022 (in thousands):

	Less than 12 months			12 months or more			Total
2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	11	$120,524	$(2,686)	11	$120,524	$(2,686)
Mortgage-backed	2	1,469	(14)	263	2,377,922	(356,643)	265	2,379,391	(356,657)
State and political subdivisions	146	570,950	(22,557)	1,343	1,612,442	(147,640)	1,489	2,183,392	(170,197)
Total	148	$572,419	$(22,571)	1,617	$4,110,888	$(506,969)	1,765	$4,683,307	$(529,540)

	Less than 12 months			12 months or more			Total
2022	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	11	$118,524	$(4,567)	—	$—	$—	11	$118,524	$(4,567)
Mortgage-backed	254	2,342,656	(346,611)	11	228,079	(45,919)	265	2,570,735	(392,530)
State and political subdivisions	1,403	1,543,692	(177,957)	61	617,805	(23,515)	1,464	2,161,497	(201,472)
Total	1,668	$4,004,872	$(529,135)	72	$845,884	$(69,434)	1,740	$4,850,756	$(598,569)

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

The following table shows the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at December 31, 2023 and 2022 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2023	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$—	$7,704	$464,349	$641,743	$30,734	$15,326	$2,649	$1,162,505
Utilities	757,381	795,448	87,736	26,720	615	—	—	1,667,900
Total state and political subdivisions	$757,381	$803,152	$552,085	$668,463	$31,349	$15,326	$2,649	$2,830,405

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2022	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$435,953	$618,517	$17,120	$2,934	$1,074,524
Utilities	759,539	824,386	84,293	29,599	581	—	1,698,398
Total state and political subdivisions	$759,539	$824,386	$520,246	$648,116	$17,701	$2,934	$2,772,922

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

All held-to-maturity securities were current and not past due at December 31, 2023 and 2022.

Trading Securities

The net unrealized gain on trading securities was $272 thousand and the net unrealized loss on trading securities was $26 thousand as of December 31, 2023 and 2022, respectively. The net unrealized gain on trading securities was $2 thousand as of December 31, 2021. Net unrealized gains and losses are included in trading and investment banking income on the Consolidated Statements of Income. Securities sold not yet purchased totaled $8.0 million and $3.5 million at December 31, 2023 and 2022, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
FRB and FHLB stock	$87,672	$41,472
Equity securities with readily determinable fair values	11,228	10,782
Equity securities without readily determinable fair values	394,035	297,504
Total	$492,935	$349,758

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

Investment Securities Gains, Net

The following table presents the components of Investment securities (losses) gains, net for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Investment securities (losses) gains, net
Available-for-sale debt securities:
Gains realized on sales	$154	$—	$7,819
Losses realized on sales	(2)	—	(2)
Impairment on AFS security	(4,925)	—	—
Equity securities with readily determinable fair values:
Fair value adjustments, net	168	(8,073)	(10,881)
Equity securities without readily determinable fair values:
Fair value adjustments, net	1,334	355	8,121
Sales	132	66,162	—
Total investment securities (losses) gains, net	$(3,139)	$58,444	$5,057

During 2022, the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $66.2 million. Prior to the sale, the Visa Inc. Class B shares had no carrying value on the Company’s Consolidated Balance Sheets as the Company had no historical cost basis in the shares.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $240.3 million and $951.6 million at December 31, 2023 and 2022, respectively. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2023 and 2022, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2023	2022
Balance – beginning of year	$362,853	$279,717
New loans	177,354	192,595
Repayments	(27,271)	(109,459)
Reduction due to change in reportable loans	(4,429)	—
Balance – end of year	$508,507	$362,853

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2023 and December 31, 2022 by operating segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2023	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2023	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2022	$59,419	$51,332	$63,767	$174,518
Healthcare savings account business acquisition	—	25,160	—	25,160
Branch acquisition	3,694	—	4,013	7,707
Balances as of December 31, 2022	$63,113	$76,492	$67,780	$207,385

Following are the intangible assets that continue to be subject to amortization as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$109,978	$112,323
Accumulated amortization	1,135	40,176	41,311
Net carrying amount	$1,210	$69,802	$71,012

	As of December 31, 2022
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$16,661	$114,978	$131,639
Accumulated amortization	14,827	38,088	52,915
Net carrying amount	$1,834	$76,890	$78,724

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

Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $8.6 million, $5.0 million, and $4.8 million, respectively.

The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2024	$7,694
For the year ending December 31, 2025	7,487
For the year ending December 31, 2026	6,628
For the year ending December 31, 2027	4,655
For the year ending December 31, 2028	4,544

8. PREMISES, EQUIPMENT, AND LEASES

Premises and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$41,368	$41,368
Buildings and leasehold improvements	370,646	361,346
Equipment	194,171	187,208
Software	287,592	285,833
Total	893,777	875,755
Accumulated depreciation	(394,892)	(371,958)
Accumulated amortization	(257,185)	(240,148)
Premises and equipment, net	$241,700	$263,649

Premises and equipment depreciation and amortization expenses were $46.5 million in 2023, $46.8 million in 2022, and $49.6 million in 2021.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations. These leases have remaining lease terms that range from less than one year to 24 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 35 years or more. The exercise of lease renewal options is at the Company’s sole discretion. No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI). For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842. The Company has made the election not to separate lease and non-lease components for existing real estate leases when determining consideration within the lease contract. All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of December 31, 2023 and 2022, right-of-use assets of $50.0 million and $54.6 million, respectively, were included as part of Other assets on the Company’s Consolidated Balance Sheets. In addition, lease liabilities of $58.9 million and $63.5 million were included as part of Other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021, lease expense of $11.1 million, $11.9 million, and $11.8 million, respectively, was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income. For the years ended December 31, 2023, 2022, and 2021, cash payments of $12.2 million, $12.9 million, and $12.6 million, respectively, were made for leases included in the measurement of lease liabilities and are classified as cash flows from operating activities in the Company’s

Consolidated Statements of Cash Flows. For the years ended December 31, 2023 and 2022, leased assets obtained in exchange for new operating lease liabilities were $5.7 million and $11.3 million, respectively. As of December 31, 2023 and 2022, the weighted average remaining lease terms of the Company’s leases were 6.5 years and 7.0 years, respectively, and the weighted average discount rates were 3.17% and 2.96%, respectively.

As of December 31, 2023, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2024	$11,994
2025	11,070
2026	10,552
2027	9,538
2028	7,935
Thereafter	14,707
Total lease payments	65,796
Less: Interest	6,866
Present value of lease liabilities	$58,930

9. BORROWED FUNDS

The components of the Company's long-term debt are as follows (in thousands):

	December 31,
	2023	2022
Short-term debt:
Federal Home Loan Bank 5.04% due 2024	$1,000,000	$—
Federal Reserve Bank Term Funding Program 4.83% due 2024	800,000	—
Total short-term debt	1,800,000	—
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 6.99% due 2036	18,607	18,319
Marquette Capital Trust II Subordinated Debentures 6.99% due 2036	19,132	18,863
Marquette Capital Trust III Subordinated Debentures 7.12% due 2036	7,517	7,415
Marquette Capital Trust IV Subordinated Debentures 7.25% due 2036	30,356	29,956
Subordinated notes 3.70% due 2030, net of issuance costs	199,232	198,781
Subordinated notes 6.25% due 2032, net of issuance costs	108,403	107,977
Total long-term debt	383,247	381,311
Total borrowed funds	$2,183,247	$381,311

The aggregate contractual repayment of long-term debt of $413.1 million is due after December 31, 2028.

The Company assumed long-term debt obligations from the acquisition of Marquette consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $75.6 million as of December 31, 2023. Interest rates on trust preferred securities are tied to the three-month Term SOFR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.8 million as of December 31, 2023. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.6 million as of December 31, 2023. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines. Through this relationship, the Company purchased $55.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had one short-term advance of $1.0 billion outstanding at FHLB Des Moines as of December 31, 2023. Additionally, in 2023, the FHLB Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in January 2024 and was subsequently renewed with an expiration date in July 2024. The Company’s borrowing capacity with the FHLB was $975.3 million as of December 31, 2023.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of December 31, 2023. The Company's remaining borrowing capacity with the BTFP was $5.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $10.5 billion as of December 31, 2023.

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

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents. The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2023, was $2.1 billion, with accrued interest payable of $1.5 million. The amount outstanding at December 31, 2022, was $2.2 billion, with accrued interest payable of $1.4 million.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,544,906	$1,830,542	4.41%
30 to 90 Days	188,424	186,289	5.67
Over 90 Days	91,140	89,000	5.08
Total	$1,824,470	$2,105,831	4.55%

	As of December 31, 2022
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,756,837	$1,869,186	3.32%
30 to 90 Days	295,901	290,501	4.59
Total	$2,052,738	$2,159,687	3.49%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2023 and 2022, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of December 31, 2023
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$119,528	$—	$43,618	$163,146
U.S. Agency	1,711,014	186,289	45,382	1,942,685
Total repurchase agreements	$1,830,542	$186,289	$89,000	$2,105,831

	As of December 31, 2022
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Total
Repurchase agreements, secured by:
U.S. Treasury	$33,888	$—	$33,888
U.S. Agency	1,835,298	290,501	2,125,799
Total repurchase agreements	$1,869,186	$290,501	$2,159,687

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the FRB as required by law. During 2023, this amount averaged $2.0 billion, compared to $2.3 billion in 2022.

At December 31, 2023, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively. The Company’s actual ratios at that date were 10.94%, 10.94% and 12.85%, respectively. The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2023, was 8.49%.

As of December 31, 2023, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively. There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

In addition, under amendments to the BHCA introduced by the Dodd-Frank Act and commonly known as the Volcker Rule, the Company and its subsidiaries are subject to extensive limits on proprietary trading and on owning or sponsoring hedge funds and private-equity funds. The limits on proprietary trading are largely focused on purchases or sales of financial instruments by a banking entity as principal primarily for the purpose of short-term resale, benefiting from actual or expected short-term price movements, or realizing short-term arbitrage profits. The limits on owning or sponsoring hedge funds and private-equity funds are designed to ensure that banking entities generally maintain only small positions in managed or advised funds and are not exposed to significant losses arising directly or indirectly from them. The Volcker Rule also provides for increased capital charges, quantitative limits, rigorous compliance programs, and other restrictions on permitted proprietary trading and fund activities, including a prohibition on transactions with a covered fund that would constitute a covered transaction under Sections 23A and 23B of the Federal Reserve Act. The fund activities of the Company and its subsidiaries are in conformance with the Volcker Rule.

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, 2023 and 2022 for the Company and the Bank are as follows (in thousands):

	2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$3,418,676	10.94%	$1,406,371	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	3,477,634	11.21	1,395,873	4.50	2,016,261	6.50
Tier 1 Capital:
UMB Financial Corporation	3,418,676	10.94	1,875,161	6.00	N/A	N/A
UMB Bank, n. a.	3,477,634	11.21	1,861,164	6.00	2,481,551	8.00
Total Capital:
UMB Financial Corporation	4,014,910	12.85	2,500,215	8.00	N/A	N/A
UMB Bank, n. a.	3,690,378	11.90	2,481,551	8.00	3,101,939	10.00
Tier 1 Leverage:
UMB Financial Corporation	3,418,676	8.49	1,611,076	4.00	N/A	N/A
UMB Bank, n. a.	3,477,634	8.52	1,633,347	4.00	2,041,684	5.00

	2022
Common Equity Tier 1 Capital:
UMB Financial Corporation	$3,129,030	10.62%	$1,325,893	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	3,184,837	10.88	1,317,571	4.50	1,903,158	6.50
Tier 1 Capital:
UMB Financial Corporation	3,129,030	10.62	1,767,857	6.00	N/A	N/A
UMB Bank, n. a.	3,184,837	10.88	1,756,762	6.00	2,342,349	8.00
Total Capital:
UMB Financial Corporation	3,682,619	12.50	2,357,142	8.00	N/A	N/A
UMB Bank, n. a.	3,359,158	11.47	2,342,349	8.00	2,927,936	10.00
Tier 1 Leverage:
UMB Financial Corporation	3,129,030	8.43	1,483,953	4.00	N/A	N/A
UMB Bank, n. a.	3,184,837	8.46	1,506,443	4.00	1,883,054	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit-sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company recognized expense related to such contributions of $2.0 million, $2.0 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction, to which the Company makes matching contributions. The Company recognized expense related to matching contributions of $15.2 million, $13.6 million, and $11.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company recognized $16.2 million, $20.6 million, and $18.6 million in expense related to outstanding restricted stock unit grants for the years ended December 31, 2023, 2022 and 2021, respectively. The Company did not recognize any expense related to outstanding restricted stock grants for the year ended December 31, 2023. The Company recognized $196 thousand and $1.9 million in expense related to outstanding restricted stock grants for the years ended December 31, 2022 and 2021, respectively. The Company did not recognize any expense related to outstanding stock options for the years ended December 31, 2023 or 2022. The Company recognized $40 thousand in expense related to outstanding stock options for the year ended December 31, 2021. The Company had $15.5 million of unrecognized compensation expense related to outstanding restricted stock unit grants at December 31, 2023.

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

The service-based restricted stock grants issued under the LTIP contained a service requirement with varying vesting schedules. The majority of these grants issued in 2016 through 2018 utilized a vesting schedule in which 50% of the shares vest after two years of service, 75% after three years of service and 100% after four years of service. Certain other grants utilized vesting schedules in which the grants vest ratably over the requisite service period or contain a three-year cliff vesting.

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

Total fair value of shares vested during the years ended December 31, 2022, and 2021 was $2.5 million and $3.2 million, respectively.

The non-qualified stock options carry a service requirement and grants issued prior to 2016 vested 50% after three years, 75% after four years and 100% after five years, while grants issued in 2016 through 2018 vested 50% after two years, 75% after three years and 100% after four years.

The table below discloses the information relating to non-qualified option activity in 2023 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2022	137,858	$62.08
Granted	—	—
Canceled	—	—
Expired	(4,956)	69.85
Exercised	(35,278)	55.12
Outstanding - December 31, 2023	97,624	$64.20	2.5	$1,888,911
Exercisable - December 31, 2023	97,624	$64.20	2.5	$1,888,911

There were no options granted during 2023, 2022, or 2021. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021, was $640 thousand, $1.2 million and $12.9 million, respectively. As of December 31, 2023, there was no unrecognized compensation cost related to nonvested options.

Cash received from options exercised under all share-based compensation plans was $1.9 million, $1.5 million, and $18.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. The tax benefit realized for stock options exercised was $1.6 million, $2.2 million, and $2.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The service-based restricted stock unit awards are payable in shares of stock and the majority contain a service requirement with a four-year graded vesting schedule in which 50% of the units are vested after two years, 75% are vested after three years, and 100% are vested after four years. Grants of service-based restricted stock units made beginning in 2023 contain a service requirement with a three-year pro-rata vesting schedule. Certain other grants utilize vesting schedules in which the grants vest ratably over the requisite service period or have a cliff vesting.

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

The table below discloses the status of the service-based restricted stock units during 2023:

	Number of Units	Weighted Average Price Per Unit
Service-Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2022	379,986	$82.64
Granted	168,254	88.74
Canceled	(42,988)	89.57
Vested	(140,142)	72.64
Nonvested - December 31, 2023	365,110	$88.47

As of December 31, 2023, there was $13.5 million of unrecognized compensation cost related to the nonvested service-based restricted stock units. The cost is expected to be recognized over a period of 1.9 years.

Total fair value of units vested during the years ended December 31, 2023, 2022, and 2021 was $9.7 million, $11.4 million, and $6.7 million, respectively.

The table below discloses the status of the performance-based restricted stock units during 2023:

	Number of Units	Weighted Average Price Per Unit
Performance-Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2022	165,110	$64.21
Granted	54,026	82.27
Canceled	(9,756)	81.09
Vested	(128,496)	61.68
Performance-based adjustment	64,248	61.68
Nonvested - December 31, 2023	145,132	$70.92

As of December 31, 2023, there was $2.0 million of unrecognized compensation cost related to the nonvested performance-based restricted stock units. The cost is expected to be recognized over a period of 1.6 years. The fair value of units vested during the years ended December 31, 2023, 2022 and 2021 was $11.1 million, $7.4 million, and $2.7 million, respectively.
12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment). The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2023. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Segment financial results were as follows (in thousands):

	Year Ended December 31, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$598,371	$192,765	$128,980	$920,116
Provision for credit losses	33,184	1,406	6,637	41,227
Noninterest income	97,614	347,933	96,306	541,853
Noninterest expense	365,856	382,770	250,514	999,140
Income (loss) before taxes	296,945	156,522	(31,865)	421,602
Income tax expense (benefit)	48,403	26,838	(3,663)	71,578
Net income (loss)	$248,542	$129,684	$(28,202)	$350,024
Average assets	$20,676,000	$12,504,000	$6,550,000	$39,730,000

	Year Ended December 31, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$596,031	$159,679	$158,087	$913,797
Provision for credit losses	32,851	495	4,554	37,900
Noninterest income	122,614	323,794	107,825	554,233
Noninterest expense	332,912	320,976	244,231	898,119
Income before taxes	352,882	162,002	17,127	532,011
Income tax expense	67,134	31,889	1,306	100,329
Net income	$285,748	$130,113	$15,821	$431,682
Average assets	$17,489,000	$13,100,000	$6,990,000	$37,579,000

	Year Ended December 31, 2021
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$579,992	$87,644	$147,885	$815,521
Provision for credit losses	15,543	630	3,827	20,000
Noninterest income	84,417	273,483	109,275	467,175
Noninterest expense	306,424	292,142	235,070	833,636
Income before taxes	342,442	68,355	18,263	429,060
Income tax expense	58,580	12,101	5,361	76,042
Net income	$283,862	$56,254	$12,902	$353,018
Average assets	$15,243,000	$12,255,000	$7,831,000	$35,329,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the years ended December 31, 2023, 2022 and 2021, the Company also has approximately $39.7 million, $34.5 million, and $34.0 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of December 31, 2023 or 2022. Total receivables from revenue recognized under the scope of ASC 606 were $86.6 million and $76.1 million as of December 31, 2023 and December 31, 2022, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three years ended December 31, 2023, 2022, and 2021. As stated in Note 12, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2023 and previously reported results have been reclassified in this filing to conform to the current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$203,887	$53,313	$—	$257,200
Trading and investment banking	—	298	—	19,332	19,630
Service charges on deposit accounts	38,358	40,578	5,918	96	84,950
Insurance fees and commissions	—	—	1,009	—	1,009
Brokerage fees	374	46,395	7,350	—	54,119
Bankcard fees	65,302	26,153	22,246	(38,982)	74,719
Investment securities losses, net	—	—	—	(3,139)	(3,139)
Other	762	2,835	2,582	47,186	53,365
Total noninterest income	$104,796	$320,146	$92,418	$24,493	$541,853

	Year Ended December 31, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$183,724	$53,483	$—	$237,207
Trading and investment banking	—	319	—	22,882	23,201
Service charges on deposit accounts	34,399	43,054	7,543	171	85,167
Insurance fees and commissions	—	—	1,338	—	1,338
Brokerage fees	230	35,141	7,648	—	43,019
Bankcard fees	61,939	21,998	23,049	(33,535)	73,451
Investment securities gains, net	—	—	—	58,444	58,444
Other	810	1,812	2,642	27,142	32,406
Total noninterest income	$97,378	$286,048	$95,703	$75,104	$554,233

	Year Ended December 31, 2021
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$164,480	$59,646	$—	$224,126
Trading and investment banking	—	793	—	30,146	30,939
Service charges on deposit accounts	33,350	45,934	6,457	315	86,056
Insurance fees and commissions	—	—	1,309	—	1,309
Brokerage fees	107	4,069	7,995	—	12,171
Bankcard fees	56,918	19,117	21,779	(33,238)	64,576
Investment securities gains, net	—	—	—	5,057	5,057
Other	889	1,634	2,622	37,796	42,941
Total noninterest income	$91,264	$236,027	$99,808	$40,076	$467,175

14. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2023 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance January 1, 2021	55,056,730	(7,050,344)
Purchase of Treasury Stock	—	(67,671)
Sale of Treasury Stock	—	6,835
Issued for stock options and restricted stock	—	485,255
Balance December 31, 2021	55,056,730	(6,625,925)
Purchase of Treasury Stock	—	(341,785)
Sale of Treasury Stock	—	6,487
Issued for stock options and restricted stock	—	223,897
Balance December 31, 2022	55,056,730	(6,737,326)
Purchase of Treasury Stock	—	(94,727)
Sale of Treasury Stock	—	7,782
Issued for stock options and restricted stock	—	321,668
Balance December 31, 2023	55,056,730	(6,502,603)

The Board authorized, at its April 26, 2022, and April 27, 2021 meetings, the repurchase of up to two million shares of the Company’s common stock during the twelve months following each meeting. On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which will terminate on April 30, 2024. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share, are shown below:

	For the Years Ended December 31,
	2023	2022	2021
Weighted average basic common shares outstanding	48,503,643	48,340,922	48,271,462
Dilutive effect of stock options and restricted stock	260,177	406,477	466,830
Weighted average diluted common shares outstanding	48,763,820	48,747,399	48,738,292

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to six years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2023 and 2022, was $407.6 million and $437.0 million, respectively. As of December 31, 2023 and 2022, standby letters of credit totaling $29.7 million and $25.5 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. As of December 31, 2023 and 2022, there were no notional amounts outstanding for these contracts. There were no open futures contract positions during the years ended December 31, 2023 or 2022. There was no net futures activity for the years ended December 31, 2023, 2022, or 2021. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2023, contracts to purchase and to sell foreign currency averaged approximately $19.3 million compared to $13.8 million during 2022. The net gains on these foreign exchange contracts for 2023, 2022 and 2021 were $4.2 million, $3.4 million and $2.6 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas. At December 31, 2023, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contract or Notional Amount December 31,
	2023	2022
Commitments to extend credit for loans (excluding credit card loans)	$12,831,831	$12,988,231
Commitments to extend credit under credit card loans	4,286,604	4,008,386
Commercial letters of credit	1,224	3,334
Standby letters of credit	407,574	436,965
Forward contracts	26,471	32,552
Spot foreign exchange contracts	4,830	5,112

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

The ACL for off-balance sheet credit exposures was $5.1 million and $3.1 million as of December 31, 2023 and 2022, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. Provision of $2.0 million was recorded for off-balance sheet credit exposures for the year ended December 31, 2023. A $500 thousand of provision for off-balance sheet credit exposures was recorded for the year ended December 31, 2022. A reduction of $3.0 million of provision for off-balance sheet credit exposures was recorded for the year ended December 31, 2021. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

16. INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 17.0% in 2023, 18.9% in 2022, and 17.7% in 2021. These percentages are computed by dividing Income tax expense by Income before income taxes.

Income tax expense includes the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax
Federal	$81,565	$92,673	$72,410
State	10,452	13,964	16,356
Total current tax expense	92,017	106,637	88,766
Deferred tax
Federal	(19,438)	(3,998)	(9,872)
State	(1,001)	(2,310)	(2,852)
Total deferred tax benefit	(20,439)	(6,308)	(12,724)
Total tax expense	$71,578	$100,329	$76,042

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% for income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax expense	$88,536	$111,722	$90,103
Tax-exempt interest income	(20,614)	(20,206)	(20,635)
Tax-exempt life insurance related income	(4,961)	(723)	(2,631)
Meals, entertainment and related expenses	1,582	854	580
State and local income taxes, net of federal tax benefits	7,466	9,207	10,659
Equity-based compensation	(1,377)	(1,921)	(1,889)
Federal tax credits, net of amortization of LIHTC investments	(5,049)	(3,748)	(2,634)
Other	5,995	5,144	2,489
Total tax expense	$71,578	$100,329	$76,042

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different. The Company is in the examination process with two state tax authorities for tax years 2019 and 2020. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net unrealized loss on securities available for sale	$202,804	$248,001
Loans, principally due to allowance for credit losses	47,995	43,129
Equity-based compensation	7,446	7,743
Accrued expenses	35,779	25,007
Deferred compensation	17,918	15,375
Miscellaneous	3,617	2,289
Total deferred tax assets before valuation allowance	315,559	341,544
Valuation allowance	(3,286)	(180)
Total deferred tax assets	312,273	341,364
Deferred tax liabilities:
Net unrealized gain on fair value hedges	(17,855)	(18,617)
Net unrealized gain on cash flow hedges	(4,133)	(1,798)
Land, buildings and equipment	(27,772)	(33,036)
Original issue discount	(496)	(992)
Prepaid expenses	(6,672)	(5,862)
Partnership investments	(6,059)	(6,737)
Trust preferred securities	(6,673)	(6,912)
Intangibles	(16,843)	(17,225)
Miscellaneous	(3,574)	(1,760)
Total deferred tax liabilities	(90,077)	(92,939)
Net deferred tax asset	$222,196	$248,425

As of December 31, 2023, state net operating loss carryforwards of approximately $1.2 million are included in the miscellaneous deferred tax assets line item above. These deferred tax assets include approximately $34.1 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Most of these net operating losses expire at various times between 2024 and 2043 and some have an indefinite carryforward. During the year ended December 31, 2023, due to cumulative losses, the Company established a state valuation allowance of $2.1 million, against certain state deferred tax assets. As of December 31, 2023 and 2022, the Company had a valuation allowance of $1.2 million and $13 thousand, respectively, for certain state net operating losses as they are not expected to be realized. In addition, as of December 31, 2023 and 2022, the Company had a valuation allowance of $2.1 million and $167 thousand, respectively, to reduce certain other state deferred tax assets to the amount management believes will be more likely than not realized.

The net deferred tax asset at December 31, 2023 and December 31, 2022 are included in the Other assets line of the Company’s Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2018 in the jurisdictions in which it files.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $10.9 million and $9.4 million at December 31, 2023 and 2022, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $8.6 million and $7.4 million at December 31, 2023 and December 31, 2022, respectively. The unrecognized tax benefits relate to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the financial condition, results of operations, or cash flows of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022
Unrecognized tax benefits - opening balance	$9,360	$8,798
Gross increases - tax positions in prior period	64	—
Gross decreases - tax positions in prior period	—	(63)
Gross increases - current-period tax positions	2,807	2,621
Lapse of statute of limitations	(1,310)	(1,996)
Unrecognized tax benefits - ending balance	$10,921	$9,360

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2023 and 2022. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Fair Value	2023	2022	2023	2022
Interest Rate Products:
Derivatives not designated as hedging instruments	$99,574	$47,638	$105,016	$126,231
Derivatives designated as hedging instruments	61,922	483	67	103
Total	$161,496	$48,121	$105,083	$126,334

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. The Company did not have any interest rate swaps that were designated as fair value hedges as of December 31, 2023. As of December 31, 2022, the Company had three interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s municipal bond securities. These swaps had a notional amount of $254.6 million as of December 31, 2022. During the year ended December 31, 2023, the Company terminated all three fair value hedges. In connection with these terminated hedges, $11.5 million of hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2023 and 2022, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both December 31, 2023 and 2022. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. As of December 31, 2023, the Company had three interest rate floors with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges of interest rate risk. The Company did not have any interest rate floors designated as cash flow hedges as of December 31, 2022.

On August 28, 2020, the Company terminated an interest rate floor with a notional amount of $750.0 million. At the date of termination, the interest rate floor had a net asset fair value of $34.1 million. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $2.7 million, or $2.0 million net of tax, and $7.4 million, or $5.6 million net of tax, as of December 31, 2023 and 2022, respectively. The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gain will be reclassified into earnings is 0.7 years.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $1.1 million from AOCI as a reduction to Interest expense and $2.5 million from AOCI to Interest income during the next 12 months. As of December 31, 2023, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12.7 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2023, the Company had 258 interest rate swaps with an aggregate notional amount of $4.3 billion related to this program. As of December 31, 2022, the Company had 230 interest rate swaps with an aggregate notional amount of $3.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 related to the Company’s derivative assets and liabilities (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended December 31,
	2023	2022	2021
Interest Rate Products
Derivatives not designated as hedging instruments	$(69)	$423	$387
Total	$(69)	$423	$387
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$904	$72,539	$5,231
Fair value adjustments on hedged items	(902)	(72,047)	(5,832)
Total	$2	$492	$(601)

This table provides a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021 related to the Company’s derivative assets and liabilities (in thousands):

	For the Year Ended December 31, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors	$14,123	$24,826	$(10,703)	$4,605	$6,948	$(2,343)
Interest rate swaps	892	892	—	1,312	1,312	—
Total	$15,015	$25,718	$(10,703)	$5,917	$8,260	$(2,343)

	For the Year Ended December 31, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$4,998	$7,248	$(2,250)
Interest rate swaps	12,608	12,608	—	(502)	(502)	—
Total	$12,608	$12,608	$—	$4,496	$6,746	$(2,250)

	For the Year Ended December 31, 2021
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$4,696	$6,946	$(2,250)
Interest rate swaps	3,106	3,106	—	(1,344)	(1,344)	—
Total	$3,106	$3,106	$—	$3,352	$5,602	$(2,250)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2023, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurement at December 31, 2023 Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$881	$881	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	1,738	—	1,738	—
State and political subdivisions	13,482	—	13,482	—
Corporates	1,974	1,974	—	—
Trading – other	18	18	—	—
Trading securities	18,093	2,873	15,220	—
U.S. Treasury	1,298,742	1,298,742	—	—
U.S. Agencies	159,721	—	159,721	—
Mortgage-backed	3,620,785	—	3,620,785	—
State and political subdivisions	1,286,975	—	1,286,975	—
Corporates	351,275	351,275	—	—
Collateralized loan obligations	351,115	—	351,115	—
Securities available for sale	7,068,613	1,650,017	5,418,596	—
Equity securities with readily determinable fair values	11,228	11,228	—	—
Company-owned life insurance	69,727	—	69,727	—
Bank-owned life insurance	523,960	—	523,960	—
Derivatives	161,496	—	161,496	—
Total	$7,853,117	$1,664,118	$6,188,999	$—
Liabilities
Derivatives	$105,083	$—	$105,083	$—
Securities sold not yet purchased	8,018	—	8,018	—
Total	$113,101	$—	$113,101	$—

	Fair Value Measurement at December 31, 2022 Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$580	$580	$—	$—
U.S. Agencies	7,558	—	7,558	—
Mortgage-backed	—	—	—	—
State and political subdivisions	8,038	—	8,038	—
Corporates	1,024	1,024	—	—
Trading – other	780	780	—	—
Trading securities	17,980	2,384	15,596	—
U.S. Treasury	777,070	777,070	—	—
U.S. Agencies	171,296	—	171,296	—
Mortgage-backed	3,982,122	—	3,982,122	—
State and political subdivisions	1,362,407	—	1,362,407	—
Corporates	367,500	367,500	—	—
Collateralized loan obligations	345,952	—	345,952	—
Securities available for sale	7,006,347	1,144,570	5,861,777	—
Equity securities with readily determinable fair values	10,782	10,782	—	—
Company-owned life insurance	56,769	—	56,769	—
Bank-owned life insurance	510,293	—	510,293	—
Derivatives	48,121	—	48,121	—
Total	$7,650,292	$1,157,736	$6,492,556	$—
Liabilities
Derivatives	$126,334	$—	$126,334	$—
Securities sold not yet purchased	3,503	—	3,503	—
Total	$129,837	$—	$129,837	$—

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

Assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022 (in thousands):

		Fair Value Measurement at December 31, 2023 Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,796	$—	$—	$2,796	$141
Other real estate owned	1,738	—	—	1,738	66
Total	$4,534	$—	$—	$4,534	$207

		Fair Value Measurement at December 31, 2022 Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$4,373	$—	$—	$4,373	$(2,998)
Other real estate owned	68	—	—	68	—
Total	$4,441	$—	$—	$4,441	$(2,998)

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

The estimated fair value of the Company’s financial instruments at December 31, 2023 and 2022 are as follows (in thousands):

	Fair Value Measurement at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,852,347	$5,612,003	$240,344	$—	$5,852,347
Securities available for sale	7,068,613	1,650,017	5,418,596	—	7,068,613
Securities held to maturity (exclusive of allowance for credit losses)	5,691,868	—	5,183,367	—	5,183,367
Trading securities	18,093	2,873	15,220	—	18,093
Other securities	492,935	11,228	481,707	—	492,935
Loans (exclusive of allowance for credit losses)	23,176,904	—	22,969,788	—	22,969,788
Derivatives	161,496	—	161,496	—	161,496
FINANCIAL LIABILITIES
Demand and savings deposits	32,719,268	32,719,268	—	—	32,719,268
Time deposits	3,073,591	—	3,073,591	—	3,073,591
Other borrowings	3,919,644	13,813	3,905,831	—	3,919,644
Long-term debt	383,247	—	413,896	—	413,896
Derivatives	105,083	—	105,083	—	105,083
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					11,523
Commitments to extend resell agreements					208
Commercial letters of credit					138
Standby letters of credit					4,047

	Fair Value Measurement at December 31, 2022 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$2,638,384	$1,686,787	$951,597	$—	$2,638,384
Securities available for sale	7,006,347	1,144,570	5,861,777	—	7,006,347
Securities held to maturity (exclusive of allowance for credit losses)	5,861,599	—	5,280,659	—	5,280,659
Trading securities	17,980	2,384	15,596	—	17,980
Other securities	349,758	10,782	338,976	—	349,758
Loans (exclusive of allowance for credit losses)	21,033,167	—	20,816,899	—	20,816,899
Derivatives	48,121	—	48,121	—	48,121
FINANCIAL LIABILITIES
Demand and savings deposits	31,721,995	31,721,995	—	—	31,721,995
Time deposits	917,138	—	917,138	—	917,138
Other borrowings	2,222,167	62,480	2,159,687	—	2,222,167
Long-term debt	381,311	—	418,737	—	418,737
Derivatives	126,334	—	126,334	—	126,334
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					9,260
Commercial letters of credit					185
Standby letters of credit					3,982

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

Demand and savings deposits The fair value of demand deposits and savings accounts was the amount payable on demand at period-end.

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
19. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2023	2022
ASSETS
Investment in subsidiaries:
Banks	$3,123,373	$2,685,783
Non-banks	173,725	178,973
Total investment in subsidiaries	3,297,098	2,864,756
Goodwill on purchased affiliates	5,011	5,011
Cash	109,352	139,058
Investment securities and other	138,721	106,294
Total assets	$3,550,182	$3,115,119
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$383,247	$381,311
Accrued expenses and other	66,516	66,715
Total liabilities	449,763	448,026
Shareholders' equity	3,100,419	2,667,093
Total liabilities and shareholders' equity	$3,550,182	$3,115,119

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2023	2022	2021
INCOME
Dividends and income received from subsidiaries	$88,500	$57,000	$129,217
Service fees from subsidiaries	66,450	74,472	60,346
Other	13,268	55,988	12,771
Total income	168,218	187,460	202,334
EXPENSE
Salaries and employee benefits	67,015	60,094	62,109
Other	43,418	35,943	31,022
Total expense	110,433	96,037	93,131
Income before income taxes and equity in undistributed earnings of subsidiaries	57,785	91,423	109,203
Income tax (benefit) expense	(9,165)	10,958	(10,322)
Income before equity in undistributed earnings of subsidiaries	66,950	80,465	119,525
Equity in undistributed earnings of subsidiaries:
Banks	291,473	344,567	263,084
Non-Banks	(8,399)	6,650	(29,591)
Net income	$350,024	$431,682	$353,018
Other comprehensive income (loss)	145,800	(829,049)	(192,026)
Comprehensive income (loss)	$495,824	$(397,367)	$160,992

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$350,024	$431,682	$353,018
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(371,574)	(408,217)	(362,709)
Dividends received from subsidiaries	88,500	57,000	129,217
Depreciation and amortization	18	12	15
Amortization of debt issuance costs	876	556	450
Equity based compensation	18,694	21,491	21,208
Changes in other assets and liabilities, net	(32,493)	12,522	(4,049)
Net cash provided by operating activities	54,045	115,046	137,150
INVESTING ACTIVITIES
Net capital investment in subsidiaries	(3,570)	(207,575)	(60,264)
Net (increase) decrease in investment securities	(30)	40,235	(11,051)
Net cash used in investing activities	(3,600)	(167,340)	(71,315)
FINANCING ACTIVITIES
Cash dividends paid	(74,245)	(72,030)	(66,750)
Proceeds from long-term debt	—	110,000	—
Payment of debt issuance costs	—	(2,129)	—
Proceeds from exercise of stock options and sales of treasury stock	2,461	2,136	19,048
Purchases of treasury stock	(8,367)	(31,997)	(5,506)
Net cash (used in) provided by financing activities	(80,151)	5,980	(53,208)
Net (decrease) increase in cash	(29,706)	(46,314)	12,627
Cash and cash equivalents at beginning of period	139,058	185,372	172,745
Cash and cash equivalents at end of period	$109,352	$139,058	$185,372

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

Opinion on Internal Control Over Financial Reporting

We have audited UMB Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Kansas City, Missouri

February 22, 2024

ITEM 9B. OTHER INFORMATION

On December 13, 2023, four foundations and trusts that are related interests of Chairman and Chief Executive Officer J. Mariner Kemper adopted a single, pre-arranged stock sale plan in accordance with Rule 10b5-1(c) (Rule 10b5-1) under the Exchange Act for the sale of shares of the Company’s common stock (the 2024 Plan). The 2024 Plan was entered into during an open trading window in accordance with the Company’s requirements regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense conditions of Rule 10b5-1. The 2024 Plan provides for the monthly sale of an initial number of shares of the Company’s common stock once the market price of the Company’s common stock meets or exceeds certain minimum threshold prices as specified in the 2024 Plan. Should the market price of the Company’s shares meet or exceed secondary and tertiary pricing thresholds as specified in the 2024 Plan, up to double and triple the initial number of shares in the aggregate may be sold in that month, respectively. If no sales occur in a month, the initial number of shares may be carried forward for sale in the following month subject to the pricing thresholds. Sales under the 2024 Plan may occur beginning in March of 2024 (after conclusion of the applicable cooling off period following adoption of the 2024 Plan) and end no later than December 31, 2024. The aggregate number of shares of common stock of the Company that will be available for sale under the 2024 Plan will vary depending on the market price achieved but will not exceed a maximum of 399,000 shares in aggregate.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption "Proposal #1: Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2024 (the 2024 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2023.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption "Corporate Governance – Committees of the Board of Directors – Audit Committee" of the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2023.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation sections of the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders to information to be included under the caption "Stock Ownership - Principal Shareholders," which will be provided to shareholders within 120 days after December 31, 2023.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2023, under the caption "Stock Ownership – Stock Owned by Directors, Nominees, and Executive Officers."

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Long Term Incentive Plan	97,624	$64.20	None
2018 Omnibus Incentive Compensation Plan	None	None	1,592,762
Equity compensation plans not approved by security holders	None	None	None
Total	97,624	$64.20	1,592,762

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Transactions with Related Persons”, “Corporate Governance – The Board of Directors – Independent Directors” and “Corporate Governance – Committees of the Board of Directors” of the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption "Proposal #3: Ratification of the Corporate Audit Committee’s Engagement of KPMG LLP as UMB’s Independent Public Accounting Firm for 2024” of the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the Three Years Ended December 31, 2023

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2023

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2023

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2023

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

10.5

Restricted Share Unit Award Agreement for the UMB Financial Corporation Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for December 31, 2022 and filed with the Commission on February 23, 2023).

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

21.1	Subsidiaries of the Registrant filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP filed herewith.
24.1	Power of Attorney filed herewith.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
97.1	Compensation Recovery Policy filed herewith.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document filed herewith.
104	The cover page of our Form 10-K for the year ended December 31, 2023, formatted in iXBRL.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2024.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper
Chairman of the Board,
Chief Executive Officer

/s/ Ram Shankar
Ram Shankar
Chief Financial Officer

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/ Robin C. Beery	Director	/s/ Leroy J. Williams	Director
Robin C. Beery		Leroy J. Williams

/s/ Janine A. Davidson	Director	/s/ Kevin C. Gallagher	Director
Janine A. Davidson		Kevin C. Gallagher

/s/ Greg M. Graves	Director	/s/ Gordon E. Lansford III	Director
Greg M. Graves		Gordon E. Lansford III

/s/ Timothy R. Murphy	Director	/s/ Tamara M. Peterman	Director
Timothy R. Murphy		Tamara M. Peterman

/s/ Kris A. Robbins	Director	/s/ L. Joshua Sosland	Director
Kris A. Robbins		L. Joshua Sosland

/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer
J. Mariner Kemper
Attorney-in-Fact for each director