Form 10-Q
period 2024-03-31
UMB FINANCIAL CORP
filed 2024-05-07
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, UMB Financial Corporation had 48,744,365 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Loans	$23,637,649	$23,172,484
Allowance for credit losses on loans	(226,159)	(219,738)
Net loans	23,411,490	22,952,746
Loans held for sale	4,415	4,420
Securities:
Available for sale (amortized cost of $7,207,331 and $7,692,860, respectively)	6,541,391	7,068,613
Held to maturity, net of allowance for credit losses of $3,820 and $3,258, respectively (fair value of $5,025,138 and $5,183,367, respectively)	5,622,617	5,688,610
Trading securities	40,187	18,093
Other securities	473,434	492,935
Total securities	12,677,629	13,268,251
Federal funds sold and securities purchased under agreements to resell	180,275	245,344
Interest-bearing due from banks	6,673,104	5,159,802
Cash and due from banks	356,963	447,201
Premises and equipment, net	231,918	241,700
Accrued income	221,447	220,306
Goodwill	207,385	207,385
Other intangibles, net	69,052	71,012
Other assets	1,309,697	1,193,507
Total assets	$45,343,375	$44,011,674

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,251,090	$12,130,662
Interest-bearing demand and savings	21,018,911	20,588,606
Time deposits under $250,000	2,044,280	2,292,899
Time deposits of $250,000 or more	599,329	780,692
Total deposits	36,913,610	35,792,859
Federal funds purchased and repurchase agreements	2,225,474	2,119,644
Short-term debt	1,800,000	1,800,000
Long-term debt	383,742	383,247
Accrued expenses and taxes	374,888	389,860
Other liabilities	492,845	425,645
Total liabilities	42,190,559	40,911,255

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,743,348 and 48,554,127 shares outstanding, respectively	55,057	55,057
Capital surplus	1,127,806	1,134,363
Retained earnings	2,903,106	2,810,824
Accumulated other comprehensive loss, net	(594,538)	(556,935)
Treasury stock, 6,313,382 and 6,502,603 shares, at cost, respectively	(338,615)	(342,890)
Total shareholders' equity	3,152,816	3,100,419
Total liabilities and shareholders' equity	$45,343,375	$44,011,674

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Loans	$385,566	$308,441
Securities:
Taxable interest	61,111	53,049
Tax-exempt interest	25,333	25,306
Total securities income	86,444	78,355
Federal funds and resell agreements	3,062	5,651
Interest-bearing due from banks	44,688	16,166
Trading securities	305	134
Total interest income	520,065	408,747
INTEREST EXPENSE
Deposits	223,875	127,899
Federal funds and repurchase agreements	27,662	23,302
Other	29,094	15,850
Total interest expense	280,631	167,051
Net interest income	239,434	241,696
Provision for credit losses	10,000	23,250
Net interest income after provision for credit losses	229,434	218,446
NONINTEREST INCOME
Trust and securities processing	69,478	62,359
Trading and investment banking	5,462	5,308
Service charges on deposit accounts	20,757	21,159
Insurance fees and commissions	283	274
Brokerage fees	13,160	13,676
Bankcard fees	21,968	18,172
Investment securities gains (losses), net	9,371	(5,324)
Other	18,765	14,576
Total noninterest income	159,244	130,200
NONINTEREST EXPENSE
Salaries and employee benefits	143,006	142,498
Occupancy, net	12,270	12,177
Equipment	16,503	17,849
Supplies and services	3,301	3,875
Marketing and business development	6,025	5,335
Processing fees	27,936	23,240
Legal and consulting	7,894	7,285
Bankcard	10,567	7,133
Amortization of other intangible assets	1,960	2,298
Regulatory fees	19,395	5,551
Other	5,947	9,811
Total noninterest expense	254,804	237,052
Income before income taxes	133,874	111,594
Income tax expense	23,616	19,157
NET INCOME	$110,258	$92,437

PER SHARE DATA
Net income – basic	$2.27	$1.91
Net income – diluted	2.25	1.90
Dividends	0.39	0.38
Weighted average shares outstanding – basic	48,663,515	48,435,016
Weighted average shares outstanding – diluted	48,920,863	48,746,562

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$110,258	$92,437
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(41,553)	93,657
Less: Reclassification adjustment for net (gains) losses included in net income	(139)	433
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	8,789	9,983
Change in unrealized gains and losses on debt securities	(32,903)	104,073
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	(13,658)	(1,527)
Less: Reclassification adjustment for net gains included in net income	(3,660)	(2,561)
Change in unrealized gains and losses on derivative hedges	(17,318)	(4,088)
Other comprehensive (loss) income, before tax	(50,221)	99,985
Income tax benefit (expense)	12,618	(24,026)
Other comprehensive (loss) income	(37,603)	75,959
Comprehensive income	$72,655	$168,396

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2023	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income	—	—	92,437	75,959	—	168,396
Dividends ($0.38 per share)	—	—	(18,595)	—	—	(18,595)
Purchase of treasury stock	—	—	—	—	(7,902)	(7,902)
Issuances of equity awards, net of forfeitures	—	(9,764)	—	—	10,483	719
Recognition of equity-based compensation	—	4,516	—	—	—	4,516
Sale of treasury stock	—	71	—	—	56	127
Exercise of stock options	—	105	—	—	200	305
Balance – March 31, 2023	$55,057	$1,120,877	$2,609,928	$(626,776)	$(344,427)	$2,814,659

Balance – January 1, 2024	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419
Total comprehensive income	—	—	110,258	(37,603)	—	72,655
Dividends ($0.39 per share)	—	—	(17,976)	—	—	(17,976)
Purchase of treasury stock	—	—	—	—	(7,537)	(7,537)
Issuances of equity awards, net of forfeitures	—	(10,964)	—	—	11,667	703
Recognition of equity-based compensation	—	4,271	—	—	—	4,271
Sale of treasury stock	—	70	—	—	60	130
Exercise of stock options	—	66	—	—	85	151
Balance – March 31, 2024	$55,057	$1,127,806	$2,903,106	$(594,538)	$(338,615)	$3,152,816

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$110,258	$92,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,000	23,250
Net amortization of premiums and discounts from acquisition	276	267
Depreciation and amortization	13,817	15,388
Amortization of debt issuance costs	219	218
Deferred income tax benefit	(3,037)	(3,855)
Net increase in trading securities and other earning assets	(22,094)	(1,843)
(Gains) losses on investment securities, net	(9,371)	5,324
Gains on sales of assets	(1,846)	(60)
Amortization of securities premiums, net of discount accretion	6,425	10,662
Originations of loans held for sale	(17,979)	(12,901)
Gains on sales of loans held for sale, net	(415)	(235)
Proceeds from sales of loans held for sale	18,399	13,692
Equity-based compensation	4,974	5,235
Changes in:
Accrued income	289	7,645
Accrued expenses and taxes	(14,972)	(31,991)
Other assets and liabilities, net	(38,799)	(121,537)
Net cash provided by operating activities	56,144	1,696
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	95,031	86,856
Purchases	(23,686)	(80,097)
Securities available for sale:
Sales	19,153	68
Maturities, calls and principal repayments	3,104,013	188,018
Purchases	(2,630,486)	(2,288)
Equity securities with readily determinable fair values:
Purchases	(87)	(57)
Equity securities without readily determinable fair values:
Sales	28,623	4,590
Maturities, calls and principal repayments	1	100,846
Purchases	(5,012)	(176,501)
Payment of low-income housing tax credit (LIHTC) investment commitments	(15,765)	(9,507)
Net increase in loans	(359,617)	(786,426)
Net decrease in fed funds sold and resell agreements	65,069	590,439
Net cash activity from acquisitions and divestitures	(110,789)	—
Net (increase) decrease in interest-bearing balances due from other financial institutions	(8,214)	51,646
Purchases of premises and equipment	(2,376)	(9,428)
Proceeds from sales of premises and equipment	2,535	65
Net cash provided by (used in) investing activities	158,393	(41,776)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	1,550,733	(2,472,589)
Net (decrease) increase in time deposits	(429,982)	1,765,360
Net increase (decrease) in fed funds purchased and repurchase agreements	105,830	(61,359)
Proceeds from short-term debt	—	13,281,000
Repayment of short-term debt	—	(10,481,000)
Cash dividends paid	(19,012)	(18,432)
Proceeds from exercise of stock options and sales of treasury shares	281	432
Purchases of treasury stock	(7,537)	(7,902)
Net cash provided by financing activities	1,200,313	2,005,510
Increase in cash and cash equivalents	1,414,850	1,965,430
Cash and cash equivalents at beginning of period	5,528,258	1,557,874
Cash and cash equivalents at end of period	$6,943,108	$3,523,304

Supplemental disclosures:
Income tax payments	$1,328	$1,508
Total interest payments	268,768	165,102
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$—	$—
Commitment to fund low-income housing tax credit investments	—	—
Transfer of loans to other real estate owned	794	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)

1. Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2024. The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on February 22, 2024 (the Form 10-K).

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2024 and March 31, 2023 (in thousands):

	March 31,
	2024	2023
Due from the FRB	$6,586,145	$3,051,056
Cash and due from banks	356,963	472,248
Cash and cash equivalents at end of period	$6,943,108	$3,523,304

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $87.0 million and $70.1 million at March 31, 2024 and March 31, 2023, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarter-to-date net income per share includes the dilutive effect of 257,348 and 311,546 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company that were outstanding at March 31, 2024 and 2023, respectively.

Certain options and restricted stock units issued under employee benefit plans were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2024, there were no outstanding stock options and restricted stock units excluded from the computation of diluted income per share. For the three months ended March 31, 2023, there were 166,578 outstanding stock options or restricted stock units excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, ten of the Company’s derivatives are designated in qualifying hedging relationships. The remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in accumulated other comprehensive income (AOCI) and are reclassified to earnings when the hedged transaction affects earnings.

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

Equity-Method Investments In March 2023, the FASB issued ASU No. 2023-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The Company adopted the amended guidance on January 1, 2024, upon which the Company elected to continue the use of the practical expedient under ASC 323-740-35-4 to account for low-income housing tax credit and historic tax credit investments. Under the practical expedient, the cost of a tax equity investment is amortized in proportion to income tax credits only and is recorded on a net basis within income tax expense. The adoption of this amendment did not have any impact on the Consolidated Financial Statements aside from annual disclosures which will be included in the Company's Annual Report on Form 10-K.

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

Credit cards include both commercial and consumer credit cards. Commercial credit cards are generally unsecured and are underwritten with criteria similar to commercial loans, including an analysis of the borrower’s cash flow, available business capital, and overall creditworthiness of the borrower. Consumer credit cards are underwritten based on the borrower’s repayment ability. The Company monitors delinquencies on all of its consumer credit cards and periodically reviews the distribution of credit scores relative to historical periods to monitor credit risk on its consumer credit card loans. During the first quarter of 2024, the Company purchased a co-branded credit card portfolio. The purchase included $109.4 million in credit card receivables.

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,869	$—	$5,634	$8,503	$9,931,984	$9,940,487
Specialty lending	—	—	—	—	508,162	508,162
Commercial real estate	1,901	—	5,831	7,732	9,277,433	9,285,165
Consumer real estate	2,405	—	5,994	8,399	2,964,332	2,972,731
Consumer	73	21	29	123	146,479	146,602
Credit cards	8,161	3,055	268	11,484	527,014	538,498
Leases and other	—	—	—	—	246,004	246,004
Total loans	$15,409	$3,076	$17,756	$36,241	$23,601,408	$23,637,649

	December 31, 2023
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,851	$—	$7,033	$9,884	$9,920,045	$9,929,929
Specialty lending	—	—	—	—	498,786	498,786
Commercial real estate	1,848	—	737	2,585	8,891,341	8,893,926
Consumer real estate	1,137	—	5,058	6,195	2,954,437	2,960,632
Consumer	104	55	28	187	163,104	163,291
Credit cards	5,343	3,056	285	8,684	415,272	423,956
Leases and other	—	—	71	71	301,893	301,964
Total loans	$11,283	$3,111	$13,212	$27,606	$23,144,878	$23,172,484

The Company sold consumer real estate loans with proceeds of $18.4 million and $13.7 million in the secondary market without recourse during the three months ended March 31, 2024 and 2023, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $17.8 million and $13.2 million at March 31, 2024 and December 31, 2023, respectively. Restructured loans totaled $517 thousand and $548 thousand at March 31, 2024 and December 31, 2023, respectively. Loans 90 days past due and still accruing interest amounted to $3.1 million at both March 31, 2024 and December 31, 2023. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2024 and 2023. Nonaccrual loans with no related allowance for credit losses totaled $17.8 million and $13.2 million at March 31, 2024 and December 31, 2023, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$5,634	$5,634
Specialty lending	—	—
Commercial real estate	5,831	5,831
Consumer real estate	5,994	5,994
Consumer	29	29
Credit cards	268	268
Leases and other	—	—
Total loans	$17,756	$17,756

	December 31, 2023
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$7,033	$7,033
Specialty lending	—	—
Commercial real estate	737	737
Consumer real estate	5,058	5,058
Consumer	28	28
Credit cards	285	285
Leases and other	71	71
Total loans	$13,212	$13,212

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of March 31, 2024 and December 31, 2023, as well as the gross charge-offs by loan class and origination year for the three months ended March 31, 2024 (in thousands):

	March 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$257,186	$1,684,615	$1,375,494	$1,049,875	$373,261	$274,811	$4,737,704	$408	$9,753,354
Agriculture	6,927	7,519	5,609	3,316	693	540	143,642	7,274	175,520
Overdrafts	—	—	—	—	—	—	11,613	—	11,613
Total Commercial and industrial	264,113	1,692,134	1,381,103	1,053,191	373,954	275,351	4,892,959	7,682	9,940,487
Current period charge-offs	—	598	—	8	11	327	—	—	944
Specialty lending:
Asset-based lending	14,141	13,533	10,331	34,736	31,290	—	404,131	—	508,162
Total Specialty lending	14,141	13,533	10,331	34,736	31,290	—	404,131	—	508,162
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	48,724	266,348	609,531	469,382	325,902	344,334	30,906	—	2,095,127
Non-owner-occupied	270,265	552,649	1,051,353	777,159	444,898	418,491	32,083	—	3,546,898
Farmland	22,535	49,775	68,886	38,529	192,403	33,790	101,511	—	507,429
5+ Multi-family	70,128	34,705	36,595	247,624	29,640	21,232	8,780	—	448,704
1-4 Family construction	7,057	35,839	55,749	—	—	—	3,165	—	101,810
General construction	78,163	556,480	1,397,447	470,547	4,178	735	77,647	—	2,585,197
Total Commercial real estate	496,872	1,495,796	3,219,561	2,003,241	997,021	818,582	254,092	—	9,285,165
Current period charge-offs	—	—	—	236	—	14	—	—	250
Consumer real estate:
HELOC	33	—	706	120	483	5,039	355,776	1,308	363,465
First lien: 1-4 family	61,498	410,308	573,518	668,179	537,918	314,400	—	—	2,565,821
Junior lien: 1-4 family	6,605	11,582	11,687	6,661	3,599	3,226	85	—	43,445
Total Consumer real estate	68,136	421,890	585,911	674,960	542,000	322,665	355,861	1,308	2,972,731
Current period charge-offs	—	—	—	—	—	—	174	—	174
Consumer:
Revolving line	—	41	—	—	—	—	61,062	377	61,480
Auto	2,170	10,293	5,302	3,342	1,767	866	—	—	23,740
Other	1,246	4,146	21,089	26,015	508	913	7,465	—	61,382
Total Consumer	3,416	14,480	26,391	29,357	2,275	1,779	68,527	377	146,602
Current period charge-offs	—	12	3	—	—	—	393	—	408
Credit cards:
Consumer	—	—	—	—	—	—	295,307	—	295,307
Commercial	—	—	—	—	—	—	243,191	—	243,191
Total Credit cards	—	—	—	—	—	—	538,498	—	538,498
Current period charge-offs	—	—	—	—	—	—	3,701	—	3,701
Leases and other:
Leases	—	—	—	—	—	1,699	—	—	1,699
Other	3,681	90,411	64,714	15,833	16,326	14,342	38,998	—	244,305
Total Leases and other	3,681	90,411	64,714	15,833	16,326	16,041	38,998	—	246,004
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$850,359	$3,728,244	$5,288,011	$3,811,318	$1,962,866	$1,434,418	$6,553,066	$9,367	$23,637,649

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture	13,934	5,840	3,785	920	477	239	169,173	—	194,368
Overdrafts	—	—	—	—	—	—	3,478	—	3,478
Total Commercial and industrial	1,801,235	1,492,449	1,127,517	413,196	203,304	97,369	4,788,523	6,336	9,929,929
Specialty lending:
Asset-based lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Total Specialty lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Commercial real estate:
Owner-occupied	276,284	629,514	499,020	335,133	152,539	215,373	30,842	—	2,138,705
Non-owner-occupied	556,369	901,614	849,496	449,547	293,531	185,679	36,313	—	3,272,549
Farmland	75,418	71,087	39,128	195,750	15,608	19,700	89,291	—	505,982
5+ Multi-family	34,714	27,668	240,724	29,840	16,861	4,982	9,274	—	364,063
1-4 Family construction	49,327	51,360	—	—	—	—	3,286	3,394	107,367
General construction	574,661	1,340,152	515,289	4,220	636	130	70,172	—	2,505,260
Total Commercial real estate	1,566,773	3,021,395	2,143,657	1,014,490	479,175	425,864	239,178	3,394	8,893,926
Consumer real estate:
HELOC	150	650	—	497	82	4,958	355,105	1,364	362,806
First lien: 1-4 family	419,312	585,401	682,008	548,859	158,228	165,197	2	—	2,559,007
Junior lien: 1-4 family	12,117	11,943	6,861	3,927	2,117	1,769	85	—	38,819
Total Consumer real estate	431,579	597,994	688,869	553,283	160,427	171,924	355,192	1,364	2,960,632
Consumer:
Revolving line	48	—	—	—	—	—	56,272	—	56,320
Auto	11,509	6,013	3,922	2,170	1,088	158	—	—	24,860
Other	4,853	22,147	26,125	574	365	1,243	26,804	—	82,111
Total Consumer	16,410	28,160	30,047	2,744	1,453	1,401	83,076	—	163,291
Credit cards:
Consumer	—	—	—	—	—	—	197,095	—	197,095
Commercial	—	—	—	—	—	—	226,861	—	226,861
Total Credit cards	—	—	—	—	—	—	423,956	—	423,956
Leases and other:
Leases	—	—	—	—	610	1,106	—	—	1,716
Other	100,484	95,909	16,968	16,949	1,620	13,966	54,352	—	300,248
Total Leases and other	100,484	95,909	16,968	16,949	2,230	15,072	54,352	—	301,964
Total loans	$3,930,419	$5,252,010	$4,042,524	$2,032,891	$846,589	$711,630	$6,345,327	$11,094	$23,172,484

Accrued interest on loans totaled $123.1 million and $119.6 million as of March 31, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$215,828	$1,590,835	$1,269,887	$912,313	$367,545	$261,307	$4,361,055	$14	$8,978,784
Watch – Pass	1,055	80,053	75,515	120,853	5,104	9,506	144,868	—	436,954
Special Mention	32,147	4,789	12,301	11,746	550	—	124,866	—	186,399
Substandard	7,206	8,938	17,791	4,963	62	3,998	106,915	394	150,267
Doubtful	950	—	—	—	—	—	—	—	950
Total Equipment/Accounts Receivable/Inventory	$257,186	$1,684,615	$1,375,494	$1,049,875	$373,261	$274,811	$4,737,704	$408	$9,753,354
Agriculture
Non-watch list – Pass	$6,677	$7,519	$4,906	$3,316	$693	$540	$85,094	$—	$108,745
Watch – Pass	—	—	—	—	—	—	55,823	—	55,823
Special Mention	250	—	51	—	—	—	1,523	—	1,824
Substandard	—	—	652	—	—	—	1,202	7,274	9,128
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$6,927	$7,519	$5,609	$3,316	$693	$540	$143,642	$7,274	$175,520

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$1,728,443	$1,381,481	$1,059,277	$402,632	$184,561	$92,979	$4,242,095	$6,194	$9,097,662
Watch – Pass	38,940	81,233	55,928	8,809	9,620	1,627	230,990	49	427,196
Special Mention	3,000	17,857	5,186	214	—	—	39,059	—	65,316
Substandard	15,708	6,038	3,341	621	8,646	2,524	103,728	93	140,699
Doubtful	1,210	—	—	—	—	—	—	—	1,210
Total Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture
Non-watch list – Pass	$13,934	$5,122	$3,785	$839	$477	$239	$159,565	$—	$183,961
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	66	—	—	—	—	1,236	—	1,302
Substandard	—	652	—	81	—	—	8,372	—	9,105
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,934	$5,840	$3,785	$920	$477	$239	$169,173	$—	$194,368

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of March 31, 2024 and December 31, 2023 (in thousands):

	Asset-based lending
Risk	March 31, 2024	December 31, 2023
In-margin	$508,162	$498,786
Out-of-margin	—	—
Total	$508,162	$498,786

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$33,581	$262,933	$599,301	$441,770	$306,431	$318,666	$30,177	$—	$1,992,859
Watch – Pass	2,501	935	5,845	23,999	12,205	11,865	—	—	57,350
Special Mention	9,188	2,082	4,385	3,560	7,256	9,302	729	—	36,502
Substandard	3,454	398	—	53	10	4,501	—	—	8,416
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$48,724	$266,348	$609,531	$469,382	$325,902	$344,334	$30,906	$—	$2,095,127
Non-owner-occupied
Non-watch list – Pass	$215,922	$532,516	$984,119	$702,919	$423,131	$384,899	$32,083	$—	$3,275,589
Watch – Pass	54,343	15,020	67,234	49,984	21,767	33,592	—	—	241,940
Special Mention	—	—	—	24,256	—	—	—	—	24,256
Substandard	—	5,113	—	—	—	—	—	—	5,113
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$270,265	$552,649	$1,051,353	$777,159	$444,898	$418,491	$32,083	$—	$3,546,898
Farmland
Non-watch list – Pass	$4,411	$46,855	$60,182	$38,206	$191,910	$29,667	$101,491	$—	$472,722
Watch – Pass	94	—	273	—	—	—	20	—	387
Special Mention	—	2,357	429	—	493	3,443	—	—	6,722
Substandard	18,030	563	8,002	323	—	680	—	—	27,598
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$22,535	$49,775	$68,886	$38,529	$192,403	$33,790	$101,511	$—	$507,429
5+ Multi-family
Non-watch list – Pass	$70,128	$34,705	$36,595	$247,624	$29,640	$21,232	$8,780	$—	$448,704
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$70,128	$34,705	$36,595	$247,624	$29,640	$21,232	$8,780	$—	$448,704
1-4 Family construction
Non-watch list – Pass	$7,057	$35,839	$55,749	$—	$—	$—	$3,165	$—	$101,810
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$7,057	$35,839	$55,749	$—	$—	$—	$3,165	$—	$101,810
General construction
Non-watch list – Pass	$77,822	$554,829	$1,397,447	$462,556	$4,178	$714	$77,647	$—	$2,575,193
Watch – Pass	341	1,361	—	—	—	9	—	—	1,711
Special Mention	—	177	—	—	—	—	—	—	177
Substandard	—	—	—	7,991	—	12	—	—	8,003
Doubtful	—	113	—	—	—	—	—	—	113
Total General construction	$78,163	$556,480	$1,397,447	$470,547	$4,178	$735	$77,647	$—	$2,585,197

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$269,735	$607,418	$461,179	$319,610	$130,428	$209,707	$30,113	$—	$2,028,190
Watch – Pass	2,105	18,701	24,164	8,769	15,547	4,324	—	—	73,610
Special Mention	—	1,609	12,911	6,741	4,015	—	729	—	26,005
Substandard	4,444	1,786	766	13	2,549	1,342	—	—	10,900
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$276,284	$629,514	$499,020	$335,133	$152,539	$215,373	$30,842	$—	$2,138,705
Non-owner-occupied
Non-watch list – Pass	$481,902	$798,936	$773,032	$449,547	$217,240	$175,924	$36,313	$—	$2,932,894
Watch – Pass	49,933	102,678	51,402	—	76,291	9,755	—	—	290,059
Special Mention	24,534	—	24,404	—	—	—	—	—	48,938
Substandard	—	—	658	—	—	—	—	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$556,369	$901,614	$849,496	$449,547	$293,531	$185,679	$36,313	$—	$3,272,549
Farmland
Non-watch list – Pass	$48,615	$62,321	$38,681	$195,234	$11,735	$19,168	$89,241	$—	$464,995
Watch – Pass	—	273	125	—	—	—	50	—	448
Special Mention	2,358	428	—	493	3,627	—	—	—	6,906
Substandard	24,445	8,065	322	23	246	532	—	—	33,633
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$75,418	$71,087	$39,128	$195,750	$15,608	$19,700	$89,291	$—	$505,982
5+ Multi-family
Non-watch list – Pass	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
1-4 Family construction
Non-watch list – Pass	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
General construction
Non-watch list – Pass	$572,847	$1,340,152	$507,276	$4,220	$625	$117	$70,172	$—	$2,495,409
Watch – Pass	1,554	—	—	—	11	—	—	—	1,565
Special Mention	180	—	—	—	—	—	—	—	180
Substandard	—	—	8,013	—	—	13	—	—	8,026
Doubtful	80	—	—	—	—	—	—	—	80
Total General construction	$574,661	$1,340,152	$515,289	$4,220	$636	$130	$70,172	$—	$2,505,260

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$33	$—	$562	$120	$452	$3,876	$355,776	$1,173	$361,992
Non-performing	—	—	144	—	31	1,163	—	135	1,473
Total HELOC	$33	$—	$706	$120	$483	$5,039	$355,776	$1,308	$363,465
First lien: 1-4 family
Performing	$61,498	$409,566	$571,012	$668,095	$537,799	$313,427	$—	$—	$2,561,397
Non-performing	—	742	2,506	84	119	973	—	—	4,424
Total First lien: 1-4 family	$61,498	$410,308	$573,518	$668,179	$537,918	$314,400	$—	$—	$2,565,821
Junior lien: 1-4 family
Performing	$6,605	$11,561	$11,656	$6,661	$3,599	$3,181	$85	$—	$43,348
Non-performing	—	21	31	—	—	45	—	—	97
Total Junior lien: 1-4 family	$6,605	$11,582	$11,687	$6,661	$3,599	$3,226	$85	$—	$43,445

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$150	$579	$—	$466	$82	$3,737	$355,047	$1,308	$361,369
Non-performing	—	71	—	31	—	1,221	58	56	1,437
Total HELOC	$150	$650	$—	$497	$82	$4,958	$355,105	$1,364	$362,806
First lien: 1-4 family
Performing	$418,766	$583,711	$681,921	$548,736	$158,037	$164,315	$2	$—	$2,555,488
Non-performing	546	1,690	87	123	191	882	—	—	3,519
Total First lien: 1-4 family	$419,312	$585,401	$682,008	$548,859	$158,228	$165,197	$2	$—	$2,559,007
Junior lien: 1-4 family
Performing	$12,094	$11,911	$6,861	$3,927	$2,117	$1,722	$85	$—	$38,717
Non-performing	23	32	—	—	—	47	—	—	102
Total Junior lien: 1-4 family	$12,117	$11,943	$6,861	$3,927	$2,117	$1,769	$85	$—	$38,819

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$—	$41	$—	$—	$—	$—	$61,062	$377	$61,480
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$—	$41	$—	$—	$—	$—	$61,062	$377	$61,480
Auto
Performing	$2,170	$10,293	$5,302	$3,329	$1,767	$864	$—	$—	$23,725
Non-performing	—	—	—	13	—	2	—	—	15
Total Auto	$2,170	$10,293	$5,302	$3,342	$1,767	$866	$—	$—	$23,740
Other
Performing	$1,246	$4,146	$21,075	$26,015	$508	$913	$7,465	$—	$61,368
Non-performing	—	—	14	—	—	—	—	—	14
Total Other	$1,246	$4,146	$21,089	$26,015	$508	$913	$7,465	$—	$61,382

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Auto
Performing	$11,509	$6,013	$3,908	$2,170	$1,088	$158	$—	$—	$24,846
Non-performing	—	—	14	—	—	—	—	—	14
Total Auto	$11,509	$6,013	$3,922	$2,170	$1,088	$158	$—	$—	$24,860
Other
Performing	$4,853	$22,133	$26,125	$574	$365	$1,243	$26,804	$—	$82,097
Non-performing	—	14	—	—	—	—	—	—	14
Total Other	$4,853	$22,147	$26,125	$574	$365	$1,243	$26,804	$—	$82,111

Credit cards

A discussion of the credit quality indicators that impact Credit card loans is included below:

Consumer Consumer credit card loans are revolving loans made to individuals. The primary risk associated with this collateral class is credit card debt which is generally unsecured; therefore, repayment depends primarily on a borrower’s willingness and capacity to repay. The highly competitive environment for credit card lending provides consumers with ample opportunity to hold several credit cards from different issuers and to pay only minimum monthly payments on outstanding balances. In such an environment, borrowers may become over-extended and unable to repay, particularly in times of an economic downturn or a personal catastrophic event.

The consumer credit card portfolio is segmented by borrower payment activity. Transactors are defined as accounts that pay off their balance by the end of each statement cycle. Revolvers are defined as an account that carries a balance from one statement cycle to the next. These accounts incur monthly finance charges, and, sometimes, late fees. Revolvers are inherently higher risk and are tracked by credit score.

Commercial Commercial credit card loans are revolving loans made to small and commercial businesses. The primary risk associated with this collateral class is credit card debt which is generally unsecured; therefore, repayment depends primarily on a borrower’s willingness and capacity to repay. Borrowers may become over-extended and unable to repay, particularly in times of an economic downturn or a catastrophic event.

The commercial credit card portfolio is segmented by current and past due payment status. A borrower is past due after 30 days. In general, commercial credit card customers do not have incentive to hold a balance resulting in paying interest on credit card debt as commercial customers will typically have other debt obligations with lower interest rates in which they can utilize for capital.

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of March 31, 2024 and December 31, 2023 (in thousands):

	Consumer
Risk	March 31, 2024	December 31, 2023
Transactor accounts	$98,728	$74,330
Revolver accounts (by credit score):
Less than 600	12,020	7,140
600-619	6,165	3,572
620-639	11,190	5,343
640-659	17,535	9,536
660-679	18,632	9,642
680-699	21,333	11,220
700-719	22,936	13,489
720-739	20,180	12,896
740-759	17,982	12,434
760-779	17,199	12,955
780-799	15,921	11,822
800-819	9,848	7,808
820-839	4,623	4,054
840+	1,015	854
Total	$295,307	$197,095

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of March 31, 2024 and December 31, 2023 (in thousands):

	Commercial
Risk	March 31, 2024	December 31, 2023
Current	$223,096	$207,520
Past Due	20,095	19,341
Total	$243,191	$226,861

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2024 and December 31, 2023 (in thousands):

	Leases		Other
Risk	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Non-watch list – Pass	$1,699	$1,716	$243,484	$285,497
Watch – Pass	—	—	796	14,655
Special Mention	—	—	—	—
Substandard	—	—	25	96
Doubtful	—	—	—	—
Total	$1,699	$1,716	$244,305	$300,248

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$155,658	$—	$45,507	$6,941	$1,089	$7,935	$2,608	$219,738	$3,258	$222,996
Charge-offs	(944)	—	(250)	(174)	(408)	(3,701)	—	(5,477)	—	(5,477)
Recoveries	1,252	1	—	606	76	525	—	2,460	—	2,460
Provision	(16,142)	(1)	21,034	(3,974)	(226)	9,798	(1,051)	9,438	562	10,000
Ending balance - ACL	$139,824	$—	$66,291	$3,399	$531	$14,557	$1,557	$226,159	$3,820	$229,979
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088

	Three Months Ended March 31, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Charge-offs	(2,819)	—	(21)	(1,121)	(269)	(1,604)	—	(5,834)	—	(5,834)
Recoveries	788	1	—	13	22	367	—	1,191	—	1,191
Provision	19,778	921	1,165	576	206	842	(172)	23,316	(66)	23,250
Ending balance - ACL	$154,484	$922	$40,514	$5,616	$453	$6,471	$2,049	$210,509	$2,341	$212,850
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$5,634	$—	$5,634
Agriculture	—	—	—
Total Commercial and industrial	5,634	—	5,634
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	604	—	604
Non-owner-occupied	5,112	—	5,112
Farmland	152	—	152
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	125	—	125
Total Commercial real estate	5,993	—	5,993
Consumer real estate:
HELOC	1,473	—	1,473
First lien: 1-4 family	4,424	—	4,424
Junior lien: 1-4 family	97	—	97
Total Consumer real estate	5,994	—	5,994
Consumer:
Revolving line	—	—	—
Auto	15	—	15
Other	14	—	14
Total Consumer	29	—	29
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$17,650	$—	$17,650

	December 31, 2023
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$7,033	$—	$7,033
Agriculture	—	—	—
Total Commercial and industrial	7,033	—	7,033
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	632	—	632
Non-owner-occupied	—	—	—
Farmland	175	—	175
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	93	—	93
Total Commercial real estate	900	—	900
Consumer real estate:
HELOC	1,437	—	1,437
First lien: 1-4 family	3,519	—	3,519
Junior lien: 1-4 family	102	—	102
Total Consumer real estate	5,058	—	5,058
Consumer:
Revolving line	—	—	—
Auto	14	—	14
Other	14	—	14
Total Consumer	28	—	28
Leases and other:
Leases	—	—	—
Other	71	—	71
Total Leases and other	71	—	71
Total loans	$13,090	$—	$13,090

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

For the three months ended March 31, 2024 and March 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of March 31, 2024 and 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three-month period ended March 31, 2024 and March 31, 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.
5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$809,561	$155	$(7,216)	$802,500
U.S. Agencies	161,766	4	(2,748)	159,022
Mortgage-backed	4,213,875	463	(540,155)	3,674,183
State and political subdivisions	1,323,080	563	(89,723)	1,233,920
Corporates	357,878	—	(27,841)	330,037
Collateralized loan obligations	341,171	945	(387)	341,729
Total	$7,207,331	$2,130	$(668,070)	$6,541,391

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,308,689	$254	$(10,201)	$1,298,742
U.S. Agencies	162,406	252	(2,937)	159,721
Mortgage-backed	4,128,576	949	(508,740)	3,620,785
State and political subdivisions	1,359,744	2,218	(74,987)	1,286,975
Corporates	382,069	—	(30,794)	351,275
Collateralized loan obligations	351,376	811	(1,072)	351,115
Total	$7,692,860	$4,484	$(628,731)	$7,068,613

The following table presents contractual maturity information for securities available for sale at March 31, 2024 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$537,915	$532,285
Due after 1 year through 5 years	1,322,690	1,291,442
Due after 5 years through 10 years	634,591	600,319
Due after 10 years	498,260	443,162
Total	2,993,456	2,867,208
Mortgage-backed securities	4,213,875	3,674,183
Total securities available for sale	$7,207,331	$6,541,391

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2024, there were $19.2 million in proceeds from the sales of securities available for sale. For the three months ended March 31, 2023 there were $68 thousand in proceeds from the sales of securities available for sale. Securities transactions resulted in gross realized gains of $139 thousand and no gross realized losses for the three months ended March 31, 2024. There were $2 thousand in gross realized losses and no gross realized gains for the three months ended March 31, 2023.

There were $9.4 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2024 and December 31, 2023, respectively.

Accrued interest on securities available for sale totaled $30.3 million and $31.6 million as of March 31, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023 (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	46	$296,702	$(1,282)	30	$417,698	$(5,934)	76	$714,400	$(7,216)
U.S. Agencies	10	61,842	(262)	7	87,124	(2,486)	17	148,966	(2,748)
Mortgage-backed	35	189,438	(1,471)	848	3,387,309	(538,684)	883	3,576,747	(540,155)
State and political subdivisions	285	193,120	(10,338)	1,639	951,910	(79,385)	1,924	1,145,030	(89,723)
Corporates	—	—	—	253	327,473	(27,841)	253	327,473	(27,841)
Collateralized loan obligations	6	38,585	(47)	22	156,183	(340)	28	194,768	(387)
Total	382	$779,687	$(13,400)	2,799	$5,327,697	$(654,670)	3,181	$6,107,384	$(668,070)

	Less than 12 months			12 months or more			Total
December 31, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$509,946	$(267)	63	$745,573	$(9,934)	71	$1,255,519	$(10,201)
U.S. Agencies	—	—	—	16	116,324	(2,937)	16	116,324	(2,937)
Mortgage-backed	14	19,154	(476)	852	3,526,296	(508,264)	866	3,545,450	(508,740)
State and political subdivisions	388	200,835	(9,202)	1,476	890,545	(65,785)	1,864	1,091,380	(74,987)
Corporates	—	—	—	267	351,275	(30,794)	267	351,275	(30,794)
Collateralized loan obligations	1	4,246	(4)	32	210,872	(1,068)	33	215,118	(1,072)
Total	411	$734,181	$(9,949)	2,706	$5,840,885	$(618,782)	3,117	$6,575,066	$(628,731)

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

As of March 31, 2024 and December 31, 2023, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at March 31, 2024 and December 31, 2023, respectively (in thousands):

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,240	$—	$(2,661)	$120,579	$—	$123,240
Mortgage-backed	2,691,133	—	(404,520)	2,286,613	—	2,691,133
State and political subdivisions	2,812,064	15,957	(210,075)	2,617,946	(3,820)	2,808,244
Total	$5,626,437	$15,957	$(617,256)	$5,025,138	$(3,820)	$5,622,617

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,210	$—	$(2,686)	$120,524	$—	$123,210
Mortgage-backed	2,738,253	18	(356,657)	2,381,614	—	2,738,253
State and political subdivisions	2,830,405	21,021	(170,197)	2,681,229	(3,258)	2,827,147
Total	$5,691,868	$21,039	$(529,540)	$5,183,367	$(3,258)	$5,688,610

The following table presents contractual maturity information for securities held to maturity at March 31, 2024 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$104,769	$103,830
Due after 1 year through 5 years	332,566	323,313
Due after 5 years through 10 years	826,088	784,857
Due after 10 years	1,671,881	1,526,525
Total	2,935,304	2,738,525
Mortgage-backed securities	2,691,133	2,286,613
Total securities held to maturity	$5,626,437	$5,025,138

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 31, 2024 or 2023.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $198.4 million at March 31, 2024.

Accrued interest on securities held to maturity totaled $24.0 million and $27.2 million as March 31, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023, respectively (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	11	$120,579	$(2,661)	11	$120,579	$(2,661)
Mortgage-backed	6	3,618	(56)	263	2,282,995	(404,464)	269	2,286,613	(404,520)
State and political subdivisions	70	252,000	(11,364)	1,426	1,900,331	(198,711)	1,496	2,152,331	(210,075)
Total	76	$255,618	$(11,420)	1,700	$4,303,905	$(605,836)	1,776	$4,559,523	$(617,256)

	Less than 12 months			12 months or more			Total
December 31, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	11	$120,524	$(2,686)	11	$120,524	$(2,686)
Mortgage-backed	2	1,469	(14)	263	2,377,922	(356,643)	265	2,379,391	(356,657)
State and political subdivisions	146	570,950	(22,557)	1,343	1,612,442	(147,640)	1,489	2,183,392	(170,197)
Total	148	$572,419	$(22,571)	1,617	$4,110,888	$(506,969)	1,765	$4,683,307	$(529,540)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at March 31, 2024 and December 31, 2023 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
March 31, 2024	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$—	$8,723	$452,264	$615,241	$34,079	$14,230	$23,183	$1,147,720
Utilities	604,178	929,491	102,810	27,464	401	—	—	1,664,344
Total state and political subdivisions	$604,178	$938,214	$555,074	$642,705	$34,480	$14,230	$23,183	$2,812,064

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2023	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$—	$7,704	$464,349	$641,743	$30,734	$15,326	$2,649	$1,162,505
Utilities	757,381	795,448	87,736	26,720	615	—	—	1,667,900
Total state and political subdivisions	$757,381	$803,152	$552,085	$668,463	$31,349	$15,326	$2,649	$2,830,405

Competitive held-to-maturity securities include not-for-profit enterprises that provide public functions such as housing, higher education or healthcare, but do so in a competitive environment. It also includes project financings that can have relatively high enterprise risk, such as deals backed by revenues from sports or convention facilities, or start-up transportation revenues.

Utilities are public enterprises providing essential services with a monopoly or near-monopoly over the service area. This includes environmental utilities (water, sewer, solid waste), power utilities (electric distribution and generation, gas), and transportation utilities (airports, parking, toll roads, mass transit, ports).

All held-to-maturity securities were current and not past due at March 31, 2024 and at December 31, 2023.

Trading Securities

The net unrealized loss on trading securities was $40 thousand at March 31, 2024, and there were no net unrealized gains or losses on trading securities at March 31, 2023. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $11.7 million and $8.0 million at March 31, 2024 and December 31, 2023, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
FRB and FHLB stock	$87,672	$87,672
Equity securities with readily determinable fair values	11,292	11,228
Equity securities without readily determinable fair values	374,470	394,035
Total	$473,434	$492,935

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Equity securities without readily determinable fair values include equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves. Unrealized gains or losses on equity securities with and without readily determinable fair values are recognized in the Investment securities gains (losses), net line of the Company’s Consolidated Statements of Income.

Investment Securities Gains, Net

The following table presents the components of Investments securities gains (losses), net for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Investment securities gain (losses), net
Available-for-sale debt securities:
Gains realized on sales	$139	$—
Losses realized on sales	—	(2)
Impairment of AFS security	—	(4,800)
Equity securities with readily determinable fair values:
Fair value adjustments, net	(23)	88
Equity securities without readily determinable fair values:
Fair value adjustments, net	(450)	(610)
Sales	9,705	—
Total investment securities gains (losses), net	$9,371	$(5,324)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2024 and December 31, 2023 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2024	$63,113	$76,492	$67,780	$207,385
Balances as of March 31, 2024	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2023	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2023	$63,113	$76,492	$67,780	$207,385

The following are the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$86,460	$88,805
Accumulated amortization	1,251	18,502	19,753
Net carrying amount	$1,094	$67,958	$69,052

	As of December 31, 2023
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$109,978	$112,323
Accumulated amortization	1,135	40,176	41,311
Net carrying amount	$1,210	$69,802	$71,012

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2024	2023
Aggregate amortization expense	$1,960	$2,298

The following table discloses the estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2024	$5,734
For the year ending December 31, 2025	7,487
For the year ending December 31, 2026	6,628
For the year ending December 31, 2027	4,655
For the year ending December 31, 2028	4,544

7. Borrowed Funds

The components of the Company’s short-term and long-term debt are as follows (in thousands):

	March 31, 2024	December 31, 2023
Short-term debt:
Federal Home Loan Bank 5.04% and 5.04%, respectively	$1,000,000	$1,000,000
Federal Reserve Bank Term Funding Program 4.76% and 4.83%, respectively	800,000	800,000
Total short-term debt	1,800,000	1,800,000
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 6.91%	18,682	18,607
Marquette Capital Trust II Subordinated Debentures 6.91%	19,202	19,132
Marquette Capital Trust III Subordinated Debentures 7.08%	7,544	7,517
Marquette Capital Trust IV Subordinated Debentures 7.19%	30,460	30,356
Subordinated notes 3.70%, net of issuance costs	199,344	199,232
Subordinated notes 6.25%, net issuance costs	108,510	108,403
Total long-term debt	383,742	383,247
Total borrowed funds	$2,183,742	$2,183,247

The Company assumed long-term debt obligations from the acquisition of Marquette Financial Companies (Marquette) consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $75.9 million as of March 31, 2024. Interest rates on trust preferred securities are tied to the three-month term Secured Overnight Financing Rate (SOFR) rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.7 million as of March 31, 2024. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.5 million as of March 31, 2024. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines. Through this relationship, the Company purchased $55.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had one short-term advance of $1.0 billion outstanding at FHLB of Des Moines as of March 31, 2024 that is due in the second quarter of 2024. Additionally, in January 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in July 2024. The Company’s borrowing capacity with the FHLB was $952.7 million as of March 31, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's Bank Term Funding Program (BTFP) as of March 31, 2024. The borrowing with BTFP outstanding as of March 31, 2024 is due in the first quarter of 2025. The Company’s remaining borrowing capacity with the BTFP was $30.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.0 billion as of March 31, 2024.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2024 and December 31, 2023, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2024
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$167,889	$—	$41,159	$209,048
U.S. Agencies	1,751,987	169,190	47,341	1,968,518
Total repurchase agreements	$1,919,876	$169,190	$88,500	$2,177,566

	As of December 31, 2023
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$119,528	$—	$43,618	$163,146
U.S. Agencies	1,711,014	186,289	45,382	1,942,685
Total repurchase agreements	$1,830,542	$186,289	$89,000	$2,105,831

8. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment). The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The Company’s reportable Business Segments include certain corporate overhead, technology and service costs that are allocated based on methodologies that are applied consistently between periods. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2024. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

The following summaries provide information about the activities of each Business Segment:

Commercial Banking serves the commercial banking and treasury management needs of the Company’s small to middle-market businesses through a variety of products and services. Such services include commercial loans, commercial real estate financing, commercial credit cards, letters of credit, loan syndication services, and consultative services. In addition, the Company’s specialty lending group offers a variety of business solutions including asset-based lending, mezzanine debt and minority equity investments. Treasury management services include depository services, account reconciliation and cash management tools such as, accounts payable and receivable solutions, electronic fund transfer and automated payments, controlled disbursements, lockbox services and remote deposit capture services.

Institutional Banking is a combination of banking services, fund services, asset management services and healthcare services provided to institutional clients. This segment also provides fixed income sales, trading and underwriting, corporate trust and escrow services, as well as institutional custody. Institutional Banking includes UMB Fund Services, which provides fund administration and accounting, investor services and transfer agency, and other services to mutual funds and alternative investment groups. Healthcare services provides healthcare payment solutions including custodial services for health savings accounts (HSAs) and private label, multipurpose debit cards to insurance carriers, third-party administrators, software companies, employers, and financial institutions.

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

Business Segment Information

Business Segment financial results for the three months ended March 31, 2024 and March 31, 2023 were as follows (in thousands):

	Three Months Ended March 31, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$157,247	$49,860	$32,327	$239,434
Provision for credit losses	7,520	479	2,001	10,000
Noninterest income	42,966	92,716	23,562	159,244
Noninterest expense	92,420	100,376	62,008	254,804
Income (loss) before taxes	100,273	41,721	(8,120)	133,874
Income tax expense (benefit)	17,223	7,656	(1,263)	23,616
Net income (loss)	$83,050	$34,065	$(6,857)	$110,258
Average assets	$21,488,000	$13,589,000	$6,940,000	$42,017,000

	Three Months Ended March 31, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$151,027	$55,085	$35,584	$241,696
Provision for credit losses	21,045	96	2,109	23,250
Noninterest income	22,902	84,238	23,060	130,200
Noninterest expense	84,002	89,372	63,678	237,052
Income (loss) before taxes	68,882	49,855	(7,143)	111,594
Income tax expense (benefit)	11,646	8,504	(993)	19,157
Net income (loss)	$57,236	$41,351	$(6,150)	$92,437
Average assets	$19,521,000	$12,443,000	$6,539,000	$38,503,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended March 31, 2024 and March 31, 2023, the Company had $7.9 million and $10.0 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. All material performance obligations are satisfied as of the end of each accounting period.

Investment securities gains (losses), net – In the regular course of business, the Company recognizes gains and losses on the sale of available-for-sale securities. Additionally, the Company recognizes gains and losses on equity securities with readily determinable fair values and equity securities without readily determinable fair values. These gains and losses are recognized in accordance with ASC 320, Debit and Equity Securities, and are outside of the scope of ASC 606.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2024. Total receivables from revenue recognized under the scope of ASC 606 were $89.7 million and $86.6 million as of March 31, 2024 and December 31, 2023, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three months ended March 31, 2024 and March 31, 2023. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2024 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended March 31, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$55,241	$14,237	$—	$69,478
Trading and investment banking	—	45	—	5,417	5,462
Service charges on deposit accounts	10,351	9,095	1,284	27	20,757
Insurance fees and commissions	—	—	283	—	283
Brokerage fees	68	11,323	1,769	—	13,160
Bankcard fees	16,548	8,157	5,146	(7,883)	21,968
Investment securities gains, net	—	—	—	9,371	9,371
Other	138	799	675	17,153	18,765
Total Noninterest income	$27,105	$84,660	$23,394	$24,085	$159,244

	Three Months Ended March 31, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$49,179	$13,180	$—	$62,359
Trading and investment banking	—	158	—	5,150	5,308
Service charges on deposit accounts	8,528	10,738	1,875	18	21,159
Insurance fees and commissions	—	—	274	—	274
Brokerage fees	63	11,795	1,818	—	13,676
Bankcard fees	15,632	6,679	5,593	(9,732)	18,172
Investment securities losses, net	—	—	—	(5,324)	(5,324)
Other	225	458	705	13,188	14,576
Total Noninterest income	$24,448	$79,007	$23,445	$3,300	$130,200

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

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit, commercial letters of credit, and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contractual or Notional Amount
	March 31,	December 31,
	2024	2023
Commitments to extend credit for loans (excluding credit card loans)	$12,687,851	$12,831,831
Commitments to extend credit under credit card loans	5,298,162	4,286,604
Commercial letters of credit	885	1,224
Standby letters of credit	431,331	407,574
Forward contracts	40,215	26,471
Spot foreign exchange contracts	74,984	4,830
Commitments to extend credit for securities purchased under agreements to resell	300,000	—

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

The ACL for off-balance sheet credit exposures was $5.1 million as of both March 31, 2024 and December 31, 2023, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. There was no provision for off-balance sheet credit exposures recorded for the three months ended

March 31, 2024 or March 31, 2023. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2024 and December 31, 2023. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2024	2023	2024	2023
Interest Rate Products:
Derivatives not designated as hedging instruments	$113,585	$99,574	$119,491	$105,016
Derivatives designated as hedging instruments	107,328	61,922	38	67
Total	$220,913	$161,496	$119,529	$105,083

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both March 31, 2024 and December 31, 2023, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For the three months ended March 31, 2024 and 2023 the Company reclassified $2.6 million and $1.1 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $53.0 million net of tax, and $55.0 million net of tax, as of March 31, 2024 and December 31, 2023, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2024 and December 31, 2023, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both March 31, 2024 and December 31, 2023.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of March 31, 2024, the Company had eight interest rate floors and floor spreads with an aggregate notional amount of $2.0 billion that were designated as cash flow hedges of interest rate risk. As of December 31, 2023, the Company had three interest rate floors and floor spreads with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges of interest rate risk.

In 2020, the Company terminated an interest rate floor designated as a cash flow hedge. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $1.2 million net of tax, and $2.0 million net of tax, as of March 31, 2024 and December 31, 2023, respectively. The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $1.2 million from AOCI as a reduction to Interest expense and $1.9 million from AOCI as a reduction to Interest income during the next 12 months. As of March 31, 2024, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12.5 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of March 31, 2024, the Company had 268 interest rate swaps with an aggregate notional amount of $4.7 billion related to this program. As of December 31, 2023, the Company had 258 interest rate swaps with an aggregate notional amount of $4.3 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Interest Rate Products
Derivatives not designated as hedging instruments	$81	$(73)
Total	$81	$(73)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$—	$193
Fair value adjustments on hedged items	—	(190)
Total	$—	$3

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	For the Three Months Ended March 31, 2024
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(15,536)	$(25,056)	$9,520	$703	$1,588	$(885)
Interest rate swaps	1,878	1,878	—	375	375	—
Total	$(13,658)	$(23,178)	$9,520	$1,078	$1,963	$(885)

	For the Three Months Ended March 31, 2023
Derivatives in Cash Flow Hedging Relationships	Loss Recognized in OCI on Derivative	Loss Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,231	$1,786	$(555)
Interest rate swaps	(1,527)	(1,527)	—	264	264	—
Total	$(1,527)	$(1,527)	$—	$1,495	$2,050	$(555)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2024, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.
12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at March 31, 2024
Description	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,574	$1,574	$—	$—
U.S. Agencies	3,318	—	3,318	—
Mortgage-backed	—	—	—	—
State and political subdivisions	28,349	—	28,349	—
Corporates	6,092	6,092	—	—
Trading – other	854	854	—	—
Trading securities	40,187	8,520	31,667	—
U.S. Treasury	802,500	802,500	—	—
U.S. Agencies	159,022	—	159,022	—
Mortgage-backed	3,674,183	—	3,674,183	—
State and political subdivisions	1,233,920	—	1,233,920	—
Corporates	330,037	330,037	—	—
Collateralized loan obligations	341,729		341,729	—
Available-for-sale securities	6,541,391	1,132,537	5,408,854	—
Equity securities with readily determinable fair values	11,292	11,292	—	—
Company-owned life insurance	73,419	—	73,419	—
Bank-owned life insurance	527,897	—	527,897	—
Derivatives	220,913	—	220,913	—
Total	$7,415,099	$1,152,349	$6,262,750	$—
Liabilities
Derivatives	$119,529	$—	$119,529	$—
Securities sold not yet purchased	11,680	—	11,680	—
Total	$131,209	$—	$131,209	$—

	Fair Value Measurement at December 31, 2023
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$881	$881	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	1,738	—	1,738	—
State and political subdivisions	13,482	—	13,482	—
Corporates	1,974	1,974	—	—
Trading – other	18	18	—	—
Trading securities	18,093	2,873	15,220	—
U.S. Treasury	1,298,742	1,298,742	—	—
U.S. Agencies	159,721	—	159,721	—
Mortgage-backed	3,620,785	—	3,620,785	—
State and political subdivisions	1,286,975	—	1,286,975	—
Corporates	351,275	351,275	—	—
Collateralized loan obligations	351,115	—	351,115	—
Available for sale securities	7,068,613	1,650,017	5,418,596	—
Equity securities with readily determinable fair values	11,228	11,228	—	—
Company-owned life insurance	69,727	—	69,727	—
Bank-owned life insurance	523,960	—	523,960	—
Derivatives	161,496	—	161,496	—
Total	$7,853,117	$1,664,118	$6,188,999	$—
Liabilities
Derivatives	$105,083	$—	$105,083	$—
Securities sold not yet purchased	8,018	—	8,018	—
Total	$113,101	$—	$113,101	$—

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

Assets measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at March 31, 2024 Using
Description	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Three Months Ended March 31
Collateral dependent assets	$50	$—	$—	$50	$(234)
Other real estate owned	793	—	—	793	—
Total	$843	$—	$—	$843	$(234)

	Fair Value Measurement at December 31, 2023 Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,796	$—	$—	$2,796	$141
Other real estate owned	1,738	—	—	1,738	66
Total	$4,534	$—	$—	$4,534	$207

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

The estimated fair value of the Company’s financial instruments at March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Fair Value Measurement at March 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$7,210,342	$7,030,067	$180,275	$—	$7,210,342
Securities available for sale	6,541,391	1,132,537	5,408,854	—	6,541,391
Securities held to maturity (exclusive of allowance for credit losses)	5,626,437	—	5,025,138	—	5,025,138
Trading securities	40,187	8,520	31,667	—	40,187
Other securities	473,434	11,292	462,142	—	473,434
Loans (exclusive of allowance for credit losses)	23,642,064	—	23,505,767	—	23,505,767
Derivatives	220,913	—	220,913	—	220,913
FINANCIAL LIABILITIES
Demand and savings deposits	34,270,001	34,270,001	—	—	34,270,001
Time deposits	2,643,609	—	2,643,609	—	2,643,609
Other borrowings	4,025,474	47,908	3,977,566	—	4,025,474
Long-term debt	383,742	—	414,919	—	414,919
Derivatives	119,529	—	119,529	—	119,529
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					2,908
Commitments to extend resell agreements					125
Commercial letters of credit					32
Standby letters of credit					1,024

	Fair Value Measurement at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,852,347	$5,612,003	$240,344	$—	$5,852,347
Securities available for sale	7,068,613	1,650,017	5,418,596	—	7,068,613
Securities held to maturity (exclusive of allowance for credit losses)	5,691,868	—	5,183,367	—	5,183,367
Trading securities	18,093	2,873	15,220	—	18,093
Other securities	492,935	11,228	481,707	—	492,935
Loans (exclusive of allowance for credit losses)	23,176,904	—	22,969,788	—	22,969,788
Derivatives	161,496	—	161,496	—	161,496
FINANCIAL LIABILITIES
Demand and savings deposits	32,719,268	32,719,268	—	—	32,719,268
Time deposits	3,073,591	—	3,073,591	—	3,073,591
Other borrowings	3,919,644	13,813	3,905,831	—	3,919,644
Long-term debt	383,247	—	413,896	—	413,896
Derivatives	105,083	—	105,083	—	105,083
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					11,523
Commitments to extend resell agreements					208
Commercial letters of credit					138
Standby letters of credit					4,047

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

13. Subsequent Event

On April 29, 2024, the Company announced that it had entered into a definitive merger agreement with Heartland Financial USA, Inc. (HTLF), headquartered in Denver, CO, under which the Company will acquire HTLF in an all-stock transaction with a total market value of approximately $2.0 billion. Under the terms of the merger agreement, HTLF stockholders will receive a fixed exchange ratio of 0.55 shares of the Company’s common stock for each share of HTLF common stock.

The merger has been approved by the board of directors of each company and will close subject to the satisfaction of customary closing conditions, including the receipt of regulatory approval and approval by the shareholders of the Company and HTLF.

In a press release dated April 29, 2024, HTLF preliminarily reported total assets of approximately $19.1 billion, including loans of $11.6 billion, and deposits of $15.3 billion.

On April 29, 2024, the Company also announced that in connection with the execution of the merger agreement, it entered into a forward sale agreement with BofA Securities, Inc. or its affiliate to issue 2,800,000 shares of its common stock for approximate proceeds of $201.6 million. The underwriters were granted an option to purchase up to an additional 420,000 shares of the Company's common stock exercisable within 30 days of April 28, 2024. The underwriters exercised this option in full on April 30, 2024, upon which the Company entered into an additional forward sale agreement relating to the 420,000 shares of the Company's common stock. The forward purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month period ended March 31, 2024. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
decreases in the utilization of, or demand for, office space caused by shifts to work-from-home and hybrid work environments; or
•
other assumptions, risks, or uncertainties described in the Notes to Consolidated Financial Statements (Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Form 10-Q, in the Risk Factors (Item 1A) in the Form 10-K, or in any of the Company’s quarterly or current reports.

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

Overview

The rapid rise in interest rates during 2022 and 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in significant volatility in the U.S. banking sector and heightened focus on liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital.

During November 2023, the Federal Deposit Insurance Corporation (the FDIC) approved a final rule to implement a special assessment to recover the losses to the Deposit Insurance Fund (the DIF) associated with protecting uninsured depositors following the closures of certain financial institutions in March of 2023. The assessment base for the special assessment is equal to an insured depository institution’s uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion, and will be collected at an annual rate of 13.4 basis points for eight quarterly assessment periods. The Company’s portion of this special assessment was $52.8 million and was recognized in noninterest expense during the fourth quarter of 2023. During February 2024, the FDIC increased the estimated loss attributable to the 2023 bank failures by 25%, which in turn increased the special assessment the FDIC will charge to insured depository institutions. The Company recorded $13.0 million of expense related to the updated special assessment in the first quarter of 2024 and its impacts are discussed below.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the first quarter of 2024, total revenue increased $26.8 million, or 7.2%, as compared to the first quarter of 2023, while noninterest expense increased $17.8 million, or 7.5%, for the same period. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the first quarter of 2024, the Company had a decrease in net interest income of $2.3 million, or 0.9%, from the same period in 2023. The change in net interest income was driven by higher interest expense due to an unfavorable mix shift in the composition of liabilities, partially offset by increased loan growth. These changes are driven by the higher interest rate environment compared to the first quarter of 2023. The increase in interest income was driven by a $2.1 billion, or 9.8%, increase in average loans and a $1.8 billion, or 115.4%, increase in average interest-bearing due from banks, coupled with the impact of higher short-term and long-term interest rates. The funding for these assets was driven primarily by a 20.3% increase in average interest-bearing liabilities, including an increase in average borrowed funds of $983.1 million compared to the same period in 2023. Net interest margin, on a tax-equivalent basis, decreased 28 basis points compared to the same period in 2023, primarily due to increased cost and mix of interest-bearing liabilities, partially offset by increased loan volumes, repricing of earning assets, and the benefit of interest free funds. Net interest spread contracted by 43 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $29.0 million, or 22.3%, to $159.2 million for the three months ended March 31, 2024, compared to the same period in 2023. This change is primarily due to increases in investment securities gains, trust and securities processing income, other income and bankcard income.

See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three-month period ended March 31, 2024, noninterest income represented 39.9% of total revenues, compared to 35.0% for the same period in 2023. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At March 31, 2024, the Company had $3.2 billion in total shareholders’ equity. This is an increase of $338.2 million, or 12.0%, compared to total shareholders’ equity at March 31, 2023. At March 31, 2024, the Company had a total risk-based capital ratio of 13.03%. The Company did not repurchase shares of common stock during the first quarter of 2024, except for shares acquired pursuant to the Company's share-based incentive programs.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2024. The changes identified in the summary are explained in greater detail below. The Company recorded net income of $110.3 million for the three-month period ended March 31, 2024, compared to net income of $92.4 million for the same period a year earlier. Basic earnings per share for the first quarter of 2024 was $2.27 per share ($2.25 per share fully-diluted) compared to basic earnings per share of $1.91 per share ($1.90 per share fully-diluted) for the first quarter of 2023. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2024 were 1.06% and 14.11%, respectively, compared to 0.97% and 13.76%, respectively, for the three-month period ended March 31, 2023.

Net interest income for the three-month period ended March 31, 2024 decreased $2.3 million, or 0.9%, compared to the same period in 2023. For the three-month period ended March 31, 2024, average earning assets increased $3.4 billion, or 9.4%, compared to the same period in 2023. Net interest margin, on a tax-equivalent basis, decreased to 2.48% for the three-month period ended March 31, 2024, compared to 2.76% for the same period in 2023.

The provision for credit losses decreased by $13.3 million for the three-month period ended March 31, 2024, as compared to the same period in 2023. Provision expense for both periods is primarily impacted by macro-economic data and portfolio credit metrics. The Company’s nonperforming loans increased $2.3 million to $17.8 million at March 31, 2024, compared to March 31, 2023. The ACL on loans as a percentage of total loans decreased to 0.96% as of March 31, 2024, compared to 0.97% at March 31, 2023. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $29.0 million, or 22.3%, for the three-month period ended March 31, 2024, compared to the same period in 2023. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $17.8 million, or 7.5%, for the three-month period ended March 31, 2024, compared to the same period in 2023. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three-month period ended March 31, 2024 decreased $2.3 million, or 0.9%, compared to the same period in 2023.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2024 decreased 43 basis points as compared to the same period in 2023. Net interest margin for the three months ended March 31, 2024 decreased 28 basis points compared to the same period in 2023. The changes are primarily due to increased cost and mix of interest-bearing liabilities, partially offset by increased loan volumes and repricing of earning assets. The impact of the increased cost and mix of interest-bearing liabilities had a significant impact in the first quarter of 2024. The cost of interest-bearing liabilities increased 112 basis points from the first quarter of 2023 while the yield on earning assets increased 69 basis points compared to the same period. Earning asset balance increases have been primarily driven by higher average loan and interest-bearing due from bank balances. These variances have led to a decrease in the Company’s net interest income during 2024, as compared to results for the same period in 2023. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.25% for the three-month period ended March 31, 2024, and 4.55% for the same period in 2023.

	Three Months Ended March 31,
	2024		2023
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$23,354,043	6.64%	$21,271,600	5.88%
Securities:
Taxable	9,264,789	2.65	9,349,351	2.30
Tax-exempt	3,732,122	3.42	3,845,266	3.35
Total securities	12,996,911	2.87	13,194,617	2.61
Federal funds and resell agreements	206,443	5.97	451,188	5.08
Interest-bearing due from banks	3,304,142	5.44	1,533,704	4.27
Other earning assets	17,893	7.33	9,258	6.31
Total earning assets	39,879,432	5.31	36,460,367	4.62
Allowance for credit losses	(222,116)		(196,128)
Other assets	2,360,092		2,239,140
Total assets	$42,017,408		$38,503,379
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$23,459,723	3.84%	$19,643,168	2.64%
Federal funds and repurchase agreements	2,384,754	4.67	2,461,942	3.84
Borrowed funds	2,183,494	5.36	1,200,346	5.36
Total interest-bearing liabilities	28,027,971	4.03	23,305,456	2.91
Noninterest-bearing demand deposits	10,066,409		11,919,277
Other liabilities	779,510		554,211
Shareholders' equity	3,143,518		2,724,435
Total liabilities and shareholders' equity	$42,017,408		$38,503,379
Net interest spread		1.28%		1.71%
Net interest margin		2.48		2.76

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) decreased $1.3 billion for the three-month period ended March 31, 2024, compared to the same period in 2023. The benefit from interest-free funds increased 15 basis points in the three-month period ended March 31, 2024 compared to the same period in 2023.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2024 and 2023
	Volume	Rate	Total
Change in interest earned on:
Loans	$33,259	$43,866	$77,125
Securities:
Taxable	(463)	8,525	8,062
Tax-exempt	(768)	795	27
Federal funds sold and resell agreements	(3,463)	874	(2,589)
Interest-bearing due from banks	23,075	5,447	28,522
Trading	146	25	171
Interest income	51,786	59,532	111,318
Change in interest incurred on:
Interest-bearing deposits	28,786	67,190	95,976
Federal funds purchased and repurchase agreements	(732)	5,092	4,360
Other borrowed funds	13,232	12	13,244
Interest expense	41,286	72,294	113,580
Net interest income	$10,500	$(12,762)	$(2,262)

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2024	2023	Change
Average earning assets	$39,879,432	$36,460,367	$3,419,065
Interest-bearing liabilities	28,027,971	23,305,456	4,722,515
Interest-free funds	$11,851,461	$13,154,911	$(1,303,450)
Free funds ratio (interest free funds to average earning assets)	29.72%	36.08%	(6.36)%
Tax-equivalent yield on earning assets	5.31	4.62	0.69
Cost of interest-bearing liabilities	4.03	2.91	1.12
Net interest spread	1.28	1.71	(0.43)
Benefit of interest-free funds	1.20	1.05	0.15
Net interest margin	2.48%	2.76%	(0.28)%

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

A mathematical calculation of an estimate is made to assist in determining the adequacy and reasonableness of management’s recorded ACL. To develop the estimate, the Company follows the guidelines in ASC 326, Financial Instruments – Credit Losses. The estimate reserves for assets held at amortized cost and any related credit deterioration in the Company’s available-for-sale debt security portfolio. Assets held at amortized cost include the Company’s loan book and held-to-maturity security portfolio.

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

Based on the factors above, management of the Company recorded $10.0 million as provision for credit losses for the three-month period ended March 31, 2024, compared to $23.3 million for the same period in 2023. This change is the result of applying the methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans decreased to 0.96% of total loans as of March 31, 2024, compared to 0.97% of total loans as of March 31, 2023.

Table 3 presents a summary of the Company’s ACL for the three-month periods ended March 31, 2024 and 2023, and for the year ended December 31, 2023. Net charge-offs were $3.0 million for the three-month period ended March 31, 2024, compared to $4.6 million for the same period in 2023. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2024	2023	2023
Allowance – January 1	$222,996	$194,243	$194,243
Provision for credit losses	10,000	23,250	39,227
Charge-offs:
Commercial and industrial	(944)	(2,819)	(5,047)
Specialty lending	—	—	(762)
Commercial real estate	(250)	(21)	(266)
Consumer real estate	(174)	(1,121)	(1,185)
Consumer	(408)	(269)	(1,232)
Credit cards	(3,701)	(1,604)	(9,181)
Leases and other	—	—	—
Total charge-offs	(5,477)	(5,834)	(17,673)
Recoveries:
Commercial and industrial	1,252	788	5,295
Specialty lending	1	1	1
Commercial real estate	—	—	111
Consumer real estate	606	13	45
Consumer	76	22	211
Credit cards	525	367	1,536
Leases and other	—	—	—
Total recoveries	2,460	1,191	7,199
Net charge-offs	(3,017)	(4,643)	(10,474)
Allowance for credit losses – end of period	$229,979	$212,850	$222,996
Allowance for credit losses on loans	$226,159	$210,509	$219,738
Allowance for credit losses on held-to-maturity securities	3,820	2,341	3,258
Loans at end of period, net of unearned interest	23,637,649	21,812,972	23,172,484
Held-to-maturity securities at end of period	5,626,437	5,861,664	5,691,868
Total assets at amortized cost	29,264,086	27,674,636	28,864,352
Average loans, net of unearned interest	23,352,083	21,269,730	22,334,942
Allowance for credit losses on loans to loans at end of period	0.96%	0.97%	0.95%
Allowance for credit losses – end of period to total assets at amortized cost	0.79%	0.77%	0.77%
Allowance as a multiple of net charge-offs	18.95x	11.30x	21.29x
Net charge-offs to average loans	0.05%	0.09%	0.05%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2024	2023	24-23	24-23
Trust and securities processing	$69,478	$62,359	$7,119	11.4%
Trading and investment banking	5,462	5,308	154	2.9
Service charges on deposits	20,757	21,159	(402)	(1.9)
Insurance fees and commissions	283	274	9	3.3
Brokerage fees	13,160	13,676	(516)	(3.8)
Bankcard fees	21,968	18,172	3,796	20.9
Investment securities gains (losses), net	9,371	(5,324)	14,695	276.0
Other	18,765	14,576	4,189	28.7
Total noninterest income	$159,244	$130,200	$29,044	22.3%

Noninterest income increased by $29.0 million, or 22.3%, during the three-month period ended March 31, 2024, compared to the same period in 2023. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three-month period ended March 31, 2024, compared to the same period in 2023, was primarily due to an increase in fund services revenue, trust services income, and corporate trust revenue. For the three-month period ended March 31, 2024, fund services revenue increased $5.0 million, or 14.5%, trust services income increased $1.1 million, or 8.3%, and corporate trust revenue increased $1.0 million, or 6.8%, in each case compared to the same period in 2023. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Bankcard fees for the three-month period ended March 31, 2024 increased $3.8 million, or 20.9%, compared to the same period in 2023. This increase was driven by higher interchange income, coupled with lower rebate and reward costs.

Investment securities gains, net for the three-month period ended March 31, 2024 increased by $14.7 million, or 276.0%, compared to the same period in 2023. This increase was driven by a $10.7 million gain on disposition of one of the Company's securities without readily determinable fair value, coupled with the $4.8 million impairment of an available-for-sale subordinated debt security during the first quarter of 2023. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended March 31, 2024 increased $4.2 million, or 28.7%, compared to the same period in 2023, driven by a $4.0 million legal settlement and a $1.8 million gain on sale of land, both recorded in the first quarter of 2024. These increases were partially offset by a decrease of $2.4 million in derivative income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2024	2023	24-23	24-23
Salaries and employee benefits	$143,006	$142,498	$508	0.4%
Occupancy, net	12,270	12,177	93	0.8
Equipment	16,503	17,849	(1,346)	(7.5)
Supplies and services	3,301	3,875	(574)	(14.8)
Marketing and business development	6,025	5,335	690	12.9
Processing fees	27,936	23,240	4,696	20.2
Legal and consulting	7,894	7,285	609	8.4
Bankcard	10,567	7,133	3,434	48.1
Amortization of other intangible assets	1,960	2,298	(338)	(14.7)
Regulatory fees	19,395	5,551	13,844	249.4
Other	5,947	9,811	(3,864)	(39.4)
Total noninterest expense	$254,804	$237,052	$17,752	7.5%

Noninterest expense increased by $17.8 million, or 7.5%, for the three-month period ended March 31, 2024, compared to the same period in 2023. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Processing fees increased $4.7 million, or 20.2%, for the three-month period ended March 31, 2024, compared to the same period in 2023, primarily due to increased software subscription cost.

Bankcard expense increased $3.4 million, or 48.1%, for the three-month period ended March 31, 2024, compared to the same period in 2023, primarily due to higher administrative expenses and fraud losses.

Regulatory fees increased $13.8 million, or 249.4%, for the three-month period ended March 31, 2024, compared to the same period in 2023, primarily due to the $13.0 million FDIC special assessment recorded in the first quarter of 2024 as discussed above.

Income Tax Expense

The Company’s effective tax rate was 17.6% for the three months ended March 31, 2024, compared to 17.2% for the same period in 2023.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2024. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$157,247	$151,027	$6,220	4.1%
Provision for credit losses	7,520	21,045	(13,525)	(64.3)
Noninterest income	42,966	22,902	20,064	87.6
Noninterest expense	92,420	84,002	8,418	10.0
Income before taxes	100,273	68,882	31,391	45.6
Income tax expense	17,223	11,646	5,577	47.9
Net income	$83,050	$57,236	$25,814	45.1%

For the three-month period ended March 31, 2024, Commercial Banking net income increased $25.8 million to $83.1 million, as compared to the same period in 2023. Net interest income increased $6.2 million, or 4.1%, for the three-month period ended March 31, 2024, compared to the same period in 2023, primarily driven by strong loan growth, earning asset mix changes and the increase in short-term interest rates. Provision for credit losses decreased $13.5 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2024 as compared to 2023, partially offset by loan growth. Noninterest income increased $20.1 million, or 87.6%, compared to the same period in 2023, primarily due to an increase of $10.7 million in investment securities gains, an increase of $4.7 million in miscellaneous income driven by a legal settlement in the first quarter of 2024, an increase of $2.4 million in bankcard fees, and an increase of $1.8 million in service charges on deposit accounts. Noninterest expense increased $8.4 million, or 10.0%, to $92.4 million for the three-month period ended March 31, 2024, compared to the same period in 2023. This increase was driven by a $7.4 million increase in regulatory fees driven by the FDIC special assessment in the first quarter of 2024, and an increase of $1.5 million in salaries and employee benefits expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$49,860	$55,085	$(5,225)	(9.5)%
Provision for credit losses	479	96	383	399.0
Noninterest income	92,716	84,238	8,478	10.1
Noninterest expense	100,376	89,372	11,004	12.3
Income before taxes	41,721	49,855	(8,134)	(16.3)
Income tax expense	7,656	8,504	(848)	(10.0)
Net income	$34,065	$41,351	$(7,286)	(17.6)%

For the three-month period ended March 31, 2024, Institutional Banking net income decreased $7.3 million, or 17.6%, compared to the same period last year. Net interest income decreased $5.2 million, or 9.5%, compared to the same period last year, due to higher deposit interest expense driven by the increase in short-term interest rates. Noninterest income increased $8.5 million, or 10.1%, primarily due to increases of $6.1 million in trust and securities processing income driven by higher fund services and corporate trust revenue, and $1.8 million in bankcard fees primarily driven by higher interchange income. Noninterest expense increased $11.0 million, or 12.3%, primarily driven by increases of $6.2 million in regulatory fees driven by the FDIC special assessment in the first quarter of 2024, $2.7 million in salaries and employee benefits expense, $1.7 million in processing fees, $1.6 million in bankcard expense, and $1.0 million in equipment expense. These increases were partially offset by a decrease of $1.3 million in technology, service, and overhead expenses.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$32,327	$35,584	$(3,257)	(9.2)%
Provision for credit losses	2,001	2,109	(108)	(5.1)
Noninterest income	23,562	23,060	502	2.2
Noninterest expense	62,008	63,678	(1,670)	(2.6)
Loss before taxes	(8,120)	(7,143)	(977)	(13.7)
Income tax benefit	(1,263)	(993)	(270)	(27.2)
Net loss	$(6,857)	$(6,150)	$(707)	(11.5)%

For the three-month period ended March 31, 2024, Personal Banking net income decreased $0.7 million to a net loss of $6.9 million, as compared to the same period in 2023. Net interest income decreased $3.3 million, or 9.2%, compared to the same period last year due to higher deposit interest expense driven by the increase in short-term interest rates. Provision for credit losses decreased $0.1 million for the period driven by portfolio metric changes and changes in macro-economic metrics in 2024 as compared to 2023, partially offset by loan growth. Noninterest income increased $0.5 million, or 2.2%, for the same period driven by an increase of $1.1 million in trust and securities processing income, an increase of $1.0 million in miscellaneous other income primarily due to the gain on sale of land during the first quarter of 2024, partially offset by a decrease of $1.3 million in investment securities gains. Noninterest expense decreased $1.7 million, or 2.6%, primarily due to a decrease of $2.0 million in technology, service, and overhead expenses, and a decrease of $1.6 million in operational losses, partially offset by increases of $1.1 million in bankcard expense and $0.5 million in marketing and business development expense.

Balance Sheet Analysis

Total assets of the Company increased by $1.3 billion, or 3.0%, as of March 31, 2024, compared to December 31, 2023, primarily due to an increase of $1.5 billion, or 29.3% in interest-bearing due from banks and an increase of $465.2 million, or 2.0%, in loan balances, partially offset by a decrease of $527.2 million, or 7.5%, in securities available for sale.

Total assets of the Company increased $4.7 billion, or 11.7%, as of March 31, 2024, compared to March 31, 2023, primarily due to an increase of $3.6 billion, or 113.8%, in interest-bearing due from banks, and an increase of $1.8 billion, or 8.4%, in loan balances, partially offset by a decrease in securities available for sale of $366.5 million, or 5.3%, and a decrease of $236.7 million, or 4.0%, in securities held to maturity.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2024	2023	2023
Total assets	$45,343,375	$40,607,190	$44,011,674
Loans, net of unearned interest	23,642,064	21,814,394	23,176,904
Total securities	12,681,449	13,205,721	13,271,509
Interest-bearing due from banks	6,673,104	3,121,323	5,159,802
Total earning assets	43,176,892	38,509,596	41,853,559
Total deposits	36,913,610	31,931,904	35,792,859
Total borrowed funds	4,409,216	5,342,604	4,302,891

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

Actual loan balances totaled $23.6 billion as of March 31, 2024, and increased $465.2 million, or 2.0%, compared to December 31, 2023, and increased $1.8 billion, or 8.4%, compared to March 31, 2023. Compared to December 31, 2023, commercial real estate loans increased $391.2 million, or 4.4%, and credit card loans increased $114.5 million, or 27.0%. Compared to March 31, 2023, commercial real estate loans increased $1.2 billion, or 15.4%, commercial and industrial loans increased $362.7 million, or 3.8%, consumer real estate loans increased $203.8 million, or 7.4%, and credit card loans increased $92.1 million, or 20.6%. The increase in credit card loans in both periods is related to the purchase of $109.4 million in co-branded credit card receivables during the first quarter of 2024. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

As of March 31, 2024 and December 31, 2023, commercial real estate loans comprised approximately 39.3% and 38.4%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company's investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 27.8% and 26.5% of total Company loans as of March 31, 2024 and December 31, 2023, respectively. The average investment CRE loan was approximately $6.3 million and $5.8 million, as of March 31, 2024 and December 31, 2023, respectively, and 90% are recourse loans as of the end of each period. These loans have an average loan-to-value of 57% as of both March 31, 2024 and December 31, 2023.

The properties securing the commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce exposure to adverse economic events that affect any single market or industry. Notwithstanding, commercial real estate loans, in general, may be more adversely impacted by conditions in the real estate market or the economy.

The following table presents the Company's investment CRE (which includes non-owner occupied and construction loans) by industry. The table separately discloses the top five industries as a percentage of the Company's loan portfolio as of either period presented, while the remainder are included in "Other."

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	March 31, 2024	December 31, 2023
Industrial	8.6%	8.0%
Multifamily	6.0	5.0
Office building	4.2	4.2
Retail	2.0	2.2
Hotel	1.9	2.0
Other	5.1	5.1
Total Investment CRE	27.8%	26.5%

The following table presents the Company's investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company's investment CRE portfolio as of either period presented, while the remainder are included in "All Others."

Table 11

	Investment CRE loans by State
	March 31, 2024	December 31, 2023
Missouri	14.7%	14.9%
Texas	12.1	12.1
Arizona	11.9	11.9
Colorado	9.1	9.8
Utah	6.5	6.3
Florida	5.0	5.0
All Others	40.7	40.0
Total Investment CRE	100.0%	100.0%

The shift to work-from-home and hybrid work environments has caused a decreased utilization of, and demand for, office space. The Company is actively monitoring its exposure to office space in its non-owner occupied commercial real estate portfolio. The average loan size in the Company's office portfolio was approximately $9.0 million and $9.2 million, as of March 31, 2024 and December 31, 2023, respectively. The average loan-to-value of the office portfolio was 64% as of both March 31, 2024 and December 31, 2023, and 84% are recourse loans as of the end of both periods. Further, only 24% and 30% of the Company's office portfolio as of March 31, 2024 and December 31, 2023, respectively, is in central business districts, which have been more heavily impacted by the shift to remote work. The remainder of the Company's office portfolio is in suburban or medical properties.

The table below presents the Company's portfolio of office commercial real estate by the metropolitan statistical area (MSAs) in which the loan collateral is located. The table separately discloses all MSAs that represent at least 5.0% of the Company's office commercial real estate portfolio as of either period presented, while the remainder are included in "All Others."

Table 12

	Office CRE loans by MSA
	March 31, 2024	December 31, 2023
Dallas-Fort Worth-Arlington, TX MSA	22.2%	22.7%
Jacksonville, FL MSA	9.1	9.1
Kansas City, MO-KS MSA	7.6	7.8
Tampa-St. Petersburg-Clearwater, FL	6.9	6.8
St. Louis, MO-IL MSA	6.7	6.7
Raleigh-Cary, NC MSA	5.9	5.9
Cincinnati-Middletown, OH-KY-IN MSA	5.3	5.1
Milwaukee-Waukesha-West Allis, WI MSA	5.2	5.2
All Others	31.1	30.7
Total Office CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $12.7 billion as of March 31, 2024, and

$13.3 billion as of December 31, 2023, and comprised 29.4% and 31.9% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 51.6% of the Company’s investment securities portfolio at March 31, 2024 and 53.3% at December 31, 2023. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 57.8 months at March 31, 2024, compared to 52.6 months at December 31, 2023, and 59.8 months at March 31, 2023. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $9.4 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2024 and December 31, 2023, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.6 billion at March 31, 2024 and $5.7 billion as of December 31, 2023. The average life of the HTM portfolio was 9.0 years at March 31, 2024, compared to 8.4 years at December 31, 2023, and 9.1 years at March 31, 2023.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.88% for the three-month period ended March 31, 2024, compared to 2.61% for the same period in 2023.

At March 31, 2024, the unrealized pre-tax net loss on the AFS securities portfolio was $665.9 million, or 9.2% of the $7.2 billion amortized cost value, an increase of $41.7 million as compared to December 31, 2023. At March 31, 2024, the unrealized pre-tax net loss on the securities designated as HTM was $601.3 million, or 10.7% of amortized cost value, compared to $508.5 million at December 31, 2023. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $198.4 million as of March 31, 2024, and $207.2 million as of December 31, 2023, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits increased $1.1 billion, or 3.1%, from December 31, 2023 to March 31, 2024 and increased $5.0 billion, or 15.6%, from March 31, 2023 to March 31, 2024. Total noninterest-bearing deposits increased $1.1 billion and total interest-bearing deposits increased $323 thousand from December 31, 2023 to March 31, 2024. Total noninterest-bearing deposits increased $762.3 million, and interest-bearing deposits increased $4.2 billion from March 31, 2023 to March 31, 2024. Deposits can fluctuate at quarter-end due to the operational nature of our commercial and institutional clients and typical seasonal declines in public funds deposits, particularly in the first quarter. The shift from noninterest-bearing to interest-bearing is related to the recent increases in short-term and long-term interest rates. Noninterest-bearing deposits were 35.9%, 33.9%, and 39.1% of total deposits at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

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

As of March 31, 2024, there were an estimated $25.3 billion of uninsured deposits, an increase of $868.5 million as compared to December 31, 2023, and an increase of $4.0 billion as compared to March 31, 2023. Estimated uninsured deposits comprised approximately 68.4%, 68.2%, and 66.6% of total deposits as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $2.0 billion and collateralized deposits of $5.4 billion, the adjusted estimated uninsured deposits were $17.9 billion as of March 31, 2024. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 48.6% as of March 31, 2024. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 45.3% as of December 31, 2023, and 43.1% as of March 31, 2023.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $1.2 billion, $1.2 billion, and $811.2 million of deposits in the program as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

Long-term debt totaled $383.7 million at March 31, 2024, compared to $383.2 million as of December 31, 2023, and $381.8 million as of March 31, 2023. In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032. The Company received $107.9 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.64%, due to issuance costs, with an interest rate reset date of September 2027.

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

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.40% above Term SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit. As of March 31, 2024, the Company had no advances outstanding on this revolving line of credit.

Short-term debt totaled $1.8 billion as March 31, 2024 and consists of a $1.0 billion short-term borrowing with the FHLB of Des Moines and an $800.0 million borrowing with the BTFP. The FHLB borrowing has an interest rate of 5.04% and is due in the second quarter of 2024. The BTFP borrowing has a rate of 4.76% and is due in the first quarter of 2025. The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility. See further information in Note 7, “Borrowed Funds” in the Notes to Consolidated Financial Statements.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.2 billion as of March 31, 2024, $2.1 billion as of December 31, 2023, and $2.2 billion at March 31, 2023. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility.

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

Total shareholders’ equity was $3.2 billion at March 31, 2024, a $52.4 million increase compared to December 31, 2023, and a $338.2 million increase compared to March 31, 2023. Total accumulated other comprehensive loss was $594.5 million at March 31, 2024. This is a decline of $37.6 million as compared to December 31, 2023, and an improvement of $32.2 million as compared to March 31, 2023.

The Company’s Board of Directors authorized, at its April 30, 2024 and April 26, 2022 meetings, the repurchase of up to one million shares and two million shares, respectively, of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization). On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which terminated on April 30, 2024. During the three-month periods ended March 31, 2024 and 2023, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.39 per share quarterly cash dividend payable on July 1, 2024, to shareholders of record at the close of business on June 10, 2024.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $55.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had a $1.0 billion short-term advance outstanding at FHLB of Des Moines as of March 31, 2024. Additionally, in the first quarter of 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in July 2024. The Company’s remaining borrowing capacity with the FHLB was $952.7 million as of March 31, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of March 31, 2024. As of March 31, 2024, the Company’s remaining borrowing capacity with the BTFP was $30.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.0 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $9.5 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of March 31, 2024.

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

The Company's capital position as of March 31, 2024 is summarized in the table below and exceeded regulatory requirements.

Table 13

	Three Months Ended
	March 31,
RATIOS	2024	2023
Common equity tier 1 capital ratio	11.09%	10.57%
Tier 1 risk-based capital ratio	11.09	10.57
Total risk-based capital ratio	13.03	12.49
Leverage ratio	8.39	8.35
Return on average assets	1.06	0.97
Return on average equity	14.11	13.76
Average equity to assets	7.48	7.08

The Company's per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2024	2023
Earnings – basic	$2.27	$1.91
Earnings – diluted	2.25	1.90
Cash dividends	0.39	0.38
Dividend payout ratio	17.2%	19.9%
Book value	$64.68	$58.03

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps, rate floors, floor spreads, and futures contracts to manage interest rate risk on certain loans, trading securities, and trust preferred securities. See further information in Note 11 “Derivatives and Hedging Activities” in the Notes to the Consolidated Financial Statements.

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

Table 14 shows the net interest income increase or decrease over the next two years as of March 31, 2024 and 2023 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 14

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(1.5)%	(1.8)%	3.9%	5.5%
100	(0.8)	(0.8)	2.0	2.8
Static	—	—	—	—
(100)	1.4	0.8	(0.5)	(3.0)
(200)	3.1	1.9	(0.6)	(6.2)
(300)	4.8	n/a	(1.0)	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	2.2%	0.8%	6.9%	7.9%
100	1.1	0.4	3.5	4.0
Static	—	—	—	—
(100)	(0.4)	(0.6)	(2.1)	(4.3)
(200)	(0.3)	(1.3)	(4.0)	(9.3)
(300)	(0.2)	n/a	(6.2)	n/a
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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $40.2 million as of March 31, 2024, $18.1 million as of December 31, 2023, and $19.8 million as of March 31, 2023. Securities sold not yet purchased (i.e., short positions) totaled $11.7 million at March 31, 2024, $8.0 million as of December 31, 2023, and $1.8 million at March 31, 2023 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The discussion in Table 14 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $2.3 million to $17.8 million at March 31, 2024, compared to March 31, 2023, and increased $4.5 million, compared to December 31, 2023.

The Company had $2.5 million and $1.7 million of other real estate owned as of March 31, 2024 and December 31, 2023, respectively. Loans past due more than 90 days and still accruing interest totaled $3.1 million as of March 31, 2024, compared to $1.7 million at March 31, 2023 and $3.1 million as of December 31, 2023.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $517 thousand of restructured loans at March 31, 2024, $6.0 million at March 31, 2023, and $548 thousand at December 31, 2023.

Table 15

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2024	2023	2023
Nonaccrual loans	$17,401	$12,954	$12,828
Restructured loans on nonaccrual	355	2,526	384
Total nonperforming loans	17,756	15,480	13,212
Other real estate owned	2,532	—	1,738
Total nonperforming assets	$20,288	$15,480	$14,950
Loans past due 90 days or more	$3,076	$1,723	$3,111
Restructured loans accruing	162	3,428	164
Allowance for credit losses on loans	226,159	210,509	219,738
Ratios:
Nonperforming loans as a percent of loans	0.08%	0.07%	0.06%
Nonperforming assets as a percent of loans plus other real estate owned	0.09	0.07	0.06
Nonperforming assets as a percent of total assets	0.04	0.04	0.03
Loans past due 90 days or more as a percent of loans	0.01	0.01	0.01
Allowance for credit losses on loans as a percent of loans	0.96	0.97	0.95
Allowance for credit losses on loans as a multiple of nonperforming loans	12.74x	13.60x	16.63x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $6.5 billion of high-quality securities available for sale as of March 31, 2024. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $9.4 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2024 and December 31, 2023, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2024 was $18.4 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.40% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding as of March 31, 2024.

The Company is a member bank of the FHLB. The Company owns $55.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had a $1.0 billion short-term advance outstanding at FHLB of Des Moines as of March 31, 2024. Additionally, in the first quarter of 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit will expire in July 2024. The Company’s remaining borrowing capacity with the FHLB was $952.7 million as of March 31, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of March 31, 2024 at an interest rate of 4.76%. As of March 31, 2024, the Company’s remaining borrowing capacity with the BTFP was $30.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.0 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $9.5 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of March 31, 2024.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

On April 29, 2024, the Company announced that it had entered into a definitive merger agreement with HTLF under which the Company will acquire HTLF in an all-stock transaction (the Merger). The following represents a material change in the Company's risk factors from those disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The dilution caused by the issuance of shares of our common stock in connection with the Merger may adversely affect the market price of our common stock.

The dilution caused by the issuance of the new shares of our common stock to HTLF stockholders in connection with the payment of the Merger Consideration may result in fluctuations in the market price of our common stock, including a stock price decrease.

We may not be able to successfully integrate HTLF or to realize the anticipated benefits of the acquisition.

Upon consummation of the transactions contemplated by the merger agreement, we will begin the process of integrating HTLF. A successful integration of its business with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with the business of HTLF without encountering difficulties that could adversely affect the ability to maintain relationships with existing clients, customers, depositors and employees, such as:

•
the loss of key employees;
•
the disruption of operations and business;
•
inability to maintain and increase competitive presence;
•
loan and deposit attrition, customer loss and revenue loss;
•
possible inconsistencies in standards, control procedures and policies;
•
additional costs or unexpected problems with operations, personnel, technology and credit;
•
inconsistencies in standards, controls, procedures and policies; and/or
•
problems with the assimilation of new operations, systems, sites or personnel, which could divert resources from regular banking operations.

Any disruption to the businesses could cause customers to remove their accounts and move their business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of HTLF.

Further, we expect to enter into the merger agreement to acquire HTLF with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the transactions contemplated by the merger agreement is subject to a number of uncertainties, including whether we integrate HTLF in an efficient, effective and timely manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, upon consummation of the transactions contemplated by the merger agreement, we will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We and HTLF have, and the combined company following the Merger will, incur significant transaction and Merger-related costs in connection with the transactions contemplated by the merger agreement.

We and HTLF have incurred and expect to incur significant non-recurring costs associated with combining the operations of HTLF with our operations. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. We have begun collecting information in order to formulate detailed integration plans to deliver anticipated cost savings. Additional unanticipated costs may be incurred in the integration of our business with the business of HTLF, and there are many factors beyond our or HTLF’s control that could affect the total amount or timing of integration costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the Merger is consummated, we, HTLF and the combined company will incur substantial expenses in pursuing the Merger and may adversely impact our and the combined company’s earnings. Completion of the transactions contemplated by the merger agreement will be conditioned upon customary closing conditions, including the receipt of required governmental authorizations, consents, orders and approvals, including approval by certain federal banking regulators. We and HTLF intend to pursue all required approvals in accordance with the merger agreement. However, there can be no assurance that such approvals will be obtained without additional cost, on the anticipated timeframe, or at all.

Regulatory approvals for the Merger may not be received, may take longer than expected or may impose conditions that are not currently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the proposed Merger and the Bank Merger, may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities. In determining whether to grant these approvals, regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in any party’s regulatory standing or any other factors considered by regulators in granting such approvals, governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment, including as a result of changes of the U.S. executive administration, or Congressional leadership and regulatory agency leadership.

Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or will otherwise reduce the anticipated benefits of the Merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of the transactions contemplated by the merger agreement.

Despite the parties’ expected commitment to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the merger agreement, neither party is required under the terms of the merger agreement to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the proposed Merger (measured on a scale relative to HTLF and its subsidiaries, taken as a whole).

The merger agreement may be terminated in accordance with its terms and the Merger may not be completed. Such failure to complete the transactions contemplated by the merger agreement could cause our results to be adversely affected, our stock price to decline or have a material and adverse effect on our stock price and results of operations.

If the transactions contemplated by the merger agreement, including the Merger, are not completed for any reason, including as a result of our shareholders failing to approve the issuance of the shares of our common stock constituting the Merger Consideration (the “Share Issuance”) or the amendment to our restated articles of incorporation to increase of the number of authorized shares of our common stock (the “Articles Amendment”) or HTLF stockholders failing to approve the merger agreement, there may be various adverse consequences and we and/or HTLF may experience negative reactions from the financial markets and from our respective customers and employees. Moreover, our stock price may decline because costs related to such transactions, such as legal, accounting and financial advisory fees, must be paid even if such transactions, including the Merger, are not completed. Moreover, we may be required to pay a termination fee of $70 million to HTLF upon a termination of the merger agreement in certain circumstances. In addition, if the transactions contemplated by the merger agreement are not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits HTLF to terminate the merger agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

The market price for our common stock following the closing of the transactions contemplated by the merger agreement may be affected by factors different from those that historically have affected or currently affect our common stock and HTLF common stock.

Subject to the terms and conditions of the merger agreement, upon completion of the Merger, holders of shares of HTLF common stock will receive shares of our common stock as Merger Consideration. The combined company’s business and financial position will differ from the business and financial position of the Company and HTLF before the completion of the Merger and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently affecting our results of operations and those currently affecting the results of operations of HTLF. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock in the absence of the Merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Upon completion of the transactions contemplated by the merger agreement, we will be subject to the risks related to HTLF’s business, including its commercial real estate loans.

Upon completion of the transactions contemplated by the merger agreement, we will be subject to risks related to HTLF’s business and take on its loans, investments and other obligations. This will increase our credit risk and, if such obligations are not repaid or losses are incurred on such obligations, there could be material and adverse effects on our business. Additionally, where our businesses overlap, any risks we face may be increased due to the transactions contemplated by the merger agreement. For example, HTLF’s loan portfolio has a large concentration of commercial real estate loans, which we will add to our existing portfolio. This may exacerbate the risks we already undertake with our own portfolio comprised meaningfully of commercial real estate loans, as described in our 2023 10-K under “Item 1A. Risk Factors—A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real estate markets, the economic environment or associated environmental liabilities,” and may result in new ones.

For example, HTLF’s loan portfolio has a large concentration of commercial real estate loans, which involve additional risks because the value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of the geographic bank markets in which such real estate is located, as well as because funds are advanced based on estimates of costs and the estimated value of the completed project and therefore have a greater risk of default in a weaker economy. Construction projects require prudent underwriting including determination of a borrower’s ability to complete the project, while staying within budget and on time in accordance with construction plans. Economic events, supply chain issues, labor market disruptions, and other factors outside the control of HTLF and our control, or that of the borrowers, could negatively impact the future cash flow and market values of affected properties.

As a result of the transactions contemplated by the merger agreement and our acquisition of HTLF, we will record goodwill in connection with such acquisition, and if it becomes impaired, our earnings could be significantly impacted.

Under current accounting methods, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis and more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In connection with our acquisition of HTLF, we will record goodwill in the fair value amount of such acquisition. Although we do not anticipate impairment charges, if we conclude that some portion of such goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded against earnings.

Additionally, HTLF records a significant amount of goodwill. At December 31, 2023, HTLF had goodwill of $576.0 million, representing approximately 30% of its stockholders’ equity. Upon the Merger, we will take on HTLF’s goodwill, and if all or some portion of that $576.0 million is impaired following the acquisition, we would be required to take a non-cash charge for such amount against our earnings. A goodwill impairment charge could be caused by a decline in our stock price or the occurrence of a triggering event that compounds negative financial results. Further, because a large portion of HTLF’s portfolio is secured by commercial real estate loans, if such portfolio were to be seen as less valuable in a deteriorating real estate market, we may be required to record an impairment on our HTLF acquisition. Therefore, following the transactions contemplated by the merger agreement, including the Merger, and our recording of goodwill in connection therewith, if such goodwill becomes impaired, our earnings could be significantly and adversely affected.

The future results of the combined company following the Merger may suffer if the combined company does not effectively manage its expanded operations.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either our or HTLF’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business.

In addition, HTLF’s bank subsidiary (“HTLF Bank”) is a Colorado state-chartered non-member bank subject to primary federal bank regulatory oversight by the Federal Deposit Insurance Corporation, while UMB Bank is, and the bank subsidiary of the combined company upon completion of the Bank Merger will be, a national bank subject to oversight by the Office of the Comptroller of the Currency (the “OCC”). The laws, regulations and regulatory guidance applicable to HTLF Bank and the bank subsidiary of the combined company will therefore differ in ways that may affect the operations of the combined company. Additionally, the internal policies of UMB Bank and HTLF Bank with regards to their investment portfolios may differ on factors such as hold limits per bond issuer, life of the bond, or credit risk appetite. As a result, there are assets on the balance sheet of HTLF Bank that the bank subsidiary of the combined company is not expected to hold, whether based on differences in regulatory oversight or internal policies, and we may dispose of such assets contemporaneous or subsequent to the closing of the Merger. The disposition of certain assets in a high-interest rate environment, such as we have in the past experienced, are currently experiencing and may experience again in the future, could result in a sale of assets at a market price that is different than the estimated book value of such assets and impact regulatory capital ratios at the time of the closing of the Merger. Further, we may replace such disposed assets with lower-yielding investments, any of which could impact our future earnings and return on equity.

There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings or other benefits currently anticipated from the Merger.

We and HTLF will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us and HTLF. These uncertainties may impair our and HTLF’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us or HTLF to seek to change existing business relationships with us or HTLF. In addition, subject to certain exceptions, we and HTLF expect to agree to operate our respective businesses in the ordinary course consistent with past practice in all material respects prior to closing, and we and HTLF expect to agree not to take certain actions, which could cause us or HTLF to be unable to pursue other beneficial opportunities that may arise prior to the completion of the Merger.

Litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect the business and operations of us and HTLF.

We and HTLF may incur costs in connection with the defense or settlement of any shareholder or stockholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on our and HTLF’s financial condition and results of operations and could prevent or delay the completion of the Merger.

The Merger will not be completed unless important conditions are satisfied or waived, including approval of the merger agreement by HTLF stockholders and approval of the Share Issuance and the Articles Amendment by our shareholders.

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, subject to applicable law, waived, the Merger will not occur or will be delayed and each of HTLF and us may lose some or all of the intended benefits of the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended March 31, 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	—	$—	—	1,000,000
February 1 - February 29, 2024	91,377	82.48	—	1,000,000
March 1 - March 31, 2024	—	—	—	1,000,000
Total	91,377	$82.48	—

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

On July 25, 2023, the Company announced a plan to repurchase up to one million shares of common stock, which terminated on April 30, 2024. On April 30, 2024, the Company announced a plan to repurchase up to one million shares of common stock, which will terminate on April 29, 2025. The Company has not made any repurchases other than through the Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs. The Company is not currently engaging in repurchases. In the future, it may determine to resume repurchases. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

ITEM 6. EXHIBITS

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: May 7, 2024