Form 10-Q
period 2024-06-30
UMB FINANCIAL CORP
filed 2024-08-01
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, UMB Financial Corporation had 48,746,015 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
ASSETS
Loans	$24,197,462	$23,172,484
Allowance for credit losses on loans	(239,167)	(219,738)
Net loans	23,958,295	22,952,746
Loans held for sale	4,211	4,420
Securities:
Available for sale (amortized cost of $7,786,039 and $7,692,860, respectively)	7,107,373	7,068,613
Held to maturity, net of allowance for credit losses of $2,956 and $3,258, respectively (fair value of $4,913,408 and $5,183,367, respectively)	5,546,634	5,688,610
Trading securities	28,981	18,093
Other securities	447,650	492,935
Total securities	13,130,638	13,268,251
Federal funds sold and securities purchased under agreements to resell	247,462	245,344
Interest-bearing due from banks	4,640,418	5,159,802
Cash and due from banks	464,719	447,201
Premises and equipment, net	226,860	241,700
Accrued income	237,874	220,306
Goodwill	207,385	207,385
Other intangibles, net	67,141	71,012
Other assets	1,284,411	1,193,507
Total assets	$44,469,414	$44,011,674

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,034,606	$12,130,662
Interest-bearing demand and savings	22,400,255	20,588,606
Time deposits under $250,000	1,421,513	2,292,899
Time deposits of $250,000 or more	661,196	780,692
Total deposits	36,517,570	35,792,859
Federal funds purchased and repurchase agreements	2,217,033	2,119,644
Short-term debt	1,300,000	1,800,000
Long-term debt	384,245	383,247
Accrued expenses and taxes	352,778	389,860
Other liabilities	470,441	425,645
Total liabilities	41,242,067	40,911,255

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,745,090 and 48,554,127 shares outstanding, respectively	55,057	55,057
Capital surplus	1,132,301	1,134,363
Retained earnings	2,984,152	2,810,824
Accumulated other comprehensive loss, net	(605,634)	(556,935)
Treasury stock, 6,311,640 and 6,502,603 shares, at cost, respectively	(338,529)	(342,890)
Total shareholders' equity	3,227,347	3,100,419
Total liabilities and shareholders' equity	$44,469,414	$44,011,674

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans	$400,351	$342,994	$785,917	$651,435
Securities:
Taxable interest	61,582	54,587	122,693	107,636
Tax-exempt interest	25,077	25,550	50,410	50,856
Total securities income	86,659	80,137	173,103	158,492
Federal funds and resell agreements	3,674	3,889	6,736	9,540
Interest-bearing due from banks	47,174	34,206	91,862	50,372
Trading securities	424	154	729	288
Total interest income	538,282	461,380	1,058,347	870,127
INTEREST EXPENSE
Deposits	240,525	170,550	464,400	298,449
Federal funds and repurchase agreements	28,081	24,745	55,743	48,047
Other	24,568	40,474	53,662	56,324
Total interest expense	293,174	235,769	573,805	402,820
Net interest income	245,108	225,611	484,542	467,307
Provision for credit losses	14,050	13,000	24,050	36,250
Net interest income after provision for credit losses	231,058	212,611	460,492	431,057
NONINTEREST INCOME
Trust and securities processing	70,010	61,589	139,488	123,948
Trading and investment banking	5,461	4,800	10,923	10,108
Service charges on deposit accounts	22,261	21,381	43,018	42,540
Insurance fees and commissions	267	225	550	499
Brokerage fees	14,020	13,604	27,180	27,280
Bankcard fees	22,346	18,579	44,314	36,751
Investment securities (losses) gains, net	(1,867)	900	7,504	(4,424)
Other	12,421	17,004	31,186	31,580
Total noninterest income	144,919	138,082	304,163	268,282
NONINTEREST EXPENSE
Salaries and employee benefits	142,861	143,312	285,867	285,810
Occupancy, net	11,723	11,746	23,993	23,923
Equipment	15,603	17,086	32,106	34,935
Supplies and services	3,404	4,195	6,705	8,070
Marketing and business development	6,598	7,124	12,623	12,459
Processing fees	29,701	26,572	57,637	49,812
Legal and consulting	16,566	7,059	24,460	14,344
Bankcard	11,818	8,307	22,385	15,440
Amortization of other intangible assets	1,911	2,117	3,871	4,415
Regulatory fees	2,568	6,123	21,963	11,674
Other	6,314	7,032	12,261	16,843
Total noninterest expense	249,067	240,673	503,871	477,725
Income before income taxes	126,910	110,020	260,784	221,614
Income tax expense	25,565	19,910	49,181	39,067
NET INCOME	$101,345	$90,110	$211,603	$182,547

PER SHARE DATA
Net income – basic	$2.08	$1.86	$4.34	$3.77
Net income – diluted	2.07	1.85	4.32	3.75
Dividends	0.39	0.38	0.78	0.76
Weighted average shares outstanding – basic	48,744,636	48,514,277	48,704,075	48,474,865
Weighted average shares outstanding – diluted	48,974,265	48,668,413	48,952,054	48,707,487

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$101,345	$90,110	$211,603	$182,547
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(12,727)	(87,505)	(54,280)	6,152
Less: Reclassification adjustment for net (gains) losses included in net income	—	—	(139)	433
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	8,938	10,312	17,727	20,295
Change in unrealized gains and losses on debt securities	(3,789)	(77,193)	(36,692)	26,880
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	(8,775)	1,848	(22,433)	321
Less: Reclassification adjustment for net gains included in net income	(2,066)	(2,660)	(5,726)	(5,221)
Change in unrealized gains and losses on derivative hedges	(10,841)	(812)	(28,159)	(4,900)
Other comprehensive (loss) income, before tax	(14,630)	(78,005)	(64,851)	21,980
Income tax benefit (expense)	3,534	18,950	16,152	(5,076)
Other comprehensive (loss) income	(11,096)	(59,055)	(48,699)	16,904
Comprehensive income	$90,249	$31,055	$162,904	$199,451

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance – April 1, 2023	$55,057	$1,120,877	$2,609,928	$(626,776)	$(344,427)	$2,814,659
Total comprehensive income (loss)	—	—	90,110	(59,055)	—	31,055
Dividends ($0.38 per share)	—	—	(18,590)	—	—	(18,590)
Purchase of treasury stock	—	—	—	—	—	—
Issuances of equity awards, net of forfeitures	—	—	—	—	—	—
Recognition of equity-based compensation	—	3,939	—	—	—	3,939
Sale of treasury stock	—	44	—	—	84	128
Exercise of stock options	—	117	—	—	320	437
Balance – June 30, 2023	$55,057	$1,124,977	$2,681,448	$(685,831)	$(344,023)	$2,831,628

Balance – April 1, 2024	$55,057	$1,127,806	$2,903,106	$(594,538)	$(338,615)	$3,152,816
Total comprehensive income (loss)	—	—	101,345	(11,096)	—	90,249
Dividends ($0.39 per share)	—	—	(20,299)	—	—	(20,299)
Purchase of treasury stock	—	—	—	—	—	—
Issuances of equity awards, net of forfeitures	—	—	—	—	—	—
Recognition of equity-based compensation	—	5,769	—	—	—	5,769
Sale of treasury stock	—	55	—	—	47	102
Exercise of stock options	—	(12)	—	—	39	27
Common stock issuance costs	—	(1,317)	—	—	—	(1,317)
Balance – June 30, 2024	$55,057	$1,132,301	$2,984,152	$(605,634)	$(338,529)	$3,227,347

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2023	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income	—	—	182,547	16,904	—	199,451
Dividends ($0.76 per share)	—	—	(37,185)	—	—	(37,185)
Purchase of treasury stock	—	—	—	—	(7,902)	(7,902)
Issuances of equity awards, net of forfeitures	—	(9,764)	—	—	10,483	719
Recognition of equity-based compensation	—	8,455	—	—	—	8,455
Sale of treasury stock	—	115	—	—	140	255
Exercise of stock options	—	222	—	—	520	742
Balance – June 30, 2023	$55,057	$1,124,977	$2,681,448	$(685,831)	$(344,023)	$2,831,628

Balance – January 1, 2024	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419
Total comprehensive income (loss)	—	—	211,603	(48,699)	—	162,904
Dividends ($0.78 per share)	—	—	(38,275)	—	—	(38,275)
Purchase of treasury stock	—	—	—	—	(7,537)	(7,537)
Issuances of equity awards, net of forfeitures	—	(10,964)	—	—	11,667	703
Recognition of equity-based compensation	—	10,040	—	—	—	10,040
Sale of treasury stock	—	125	—	—	107	232
Exercise of stock options	—	54	—	—	124	178
Common stock issuance costs	—	(1,317)	—	—	—	(1,317)
Balance – June 30, 2024	$55,057	$1,132,301	$2,984,152	$(605,634)	$(338,529)	$3,227,347

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$211,603	$182,547
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24,050	36,250
Net amortization of premiums and discounts from acquisition	1,361	531
Depreciation and amortization	27,110	30,063
Amortization of debt issuance costs	438	438
Deferred income tax benefit	(6,853)	(10,649)
Net increase in trading securities and other earning assets	(10,888)	(10,907)
(Gains) losses on investment securities, net	(7,504)	4,424
Gains on sales of assets	(1,803)	(4,360)
Amortization of securities premiums, net of discount accretion	13,652	21,892
Originations of loans held for sale	(36,862)	(31,862)
Gains on sales of loans held for sale, net	(942)	(608)
Proceeds from sales of loans held for sale	38,013	30,629
Equity-based compensation	10,743	9,174
Changes in:
Accrued income	(16,371)	(1,156)
Accrued expenses and taxes	(36,132)	16,139
Other assets and liabilities, net	(41,105)	(117,137)
Net cash provided by operating activities	168,510	155,408
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	211,226	214,861
Purchases	(56,998)	(149,912)
Securities available for sale:
Sales	19,153	68
Maturities, calls and principal repayments	6,334,100	843,812
Purchases	(6,439,464)	(502,731)
Equity securities with readily determinable fair values:
Purchases	(176)	(118)
Equity securities without readily determinable fair values:
Sales	32,148	4,790
Maturities, calls and principal repayments	45,002	300,874
Purchases	(31,257)	(356,646)
Payment of low-income housing tax credit (LIHTC) investment commitments	(17,930)	(23,110)
Net increase in loans	(924,936)	(1,456,857)
Net (increase) decrease in fed funds sold and resell agreements	(2,118)	638,759
Net cash activity from acquisitions and divestitures	(108,706)	(793)
Net (increase) decrease in interest-bearing balances due from other financial institutions	(10,254)	60,091
Purchases of premises and equipment	(8,067)	(17,091)
Proceeds from sales of premises and equipment	2,533	4,369
Net cash used in investing activities	(955,744)	(439,634)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	1,715,593	(1,395,026)
Net (decrease) increase in time deposits	(990,882)	2,276,354
Net increase (decrease) in fed funds purchased and repurchase agreements	97,389	(171,584)
Proceeds from short-term debt	500,000	32,006,000
Repayment of short-term debt	(1,000,000)	(30,206,000)
Cash dividends paid	(38,542)	(36,871)
Payment of common stock issuance costs	(1,317)	—
Proceeds from exercise of stock options and sales of treasury shares	410	997
Purchases of treasury stock	(7,537)	(7,902)
Net cash provided by financing activities	275,114	2,465,968
(Decrease) increase in cash and cash equivalents	(512,120)	2,181,742
Cash and cash equivalents at beginning of period	5,528,258	1,557,874
Cash and cash equivalents at end of period	$5,016,138	$3,739,616

Supplemental disclosures:
Income tax payments	$56,247	$49,656
Total interest payments	586,618	371,211
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$3,000	$34,831
Commitment to fund low-income housing tax credit investments	3,000	34,831
Transfer of loans to other real estate owned	793	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2024 and June 30, 2023 (in thousands):

	June 30,
	2024	2023
Due from the FRB	$4,551,419	$3,308,089
Cash and due from banks	464,719	431,527
Cash and cash equivalents at end of period	$5,016,138	$3,739,616

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $89.0 million and $61.0 million at June 30, 2024 and June 30, 2023, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarter-to-date net income per share includes the dilutive effect of 229,629 and 154,136 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at June 30, 2024 and 2023, respectively. Diluted year-to-date net income per share includes the dilutive effect of 247,979 and 232,622 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at June 30, 2024 and 2023, respectively.

Certain options and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2024, there were no outstanding stock options or restricted stock units excluded from the computation of diluted income per share. For the three and six months ended June 30, 2023 there were 266,768 and 215,902, respectively, outstanding stock options and restricted stock units excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,713	$260	$5,266	$8,239	$10,225,221	$10,233,460
Specialty lending	—	—	—	—	524,242	524,242
Commercial real estate	1,398	—	628	2,026	9,447,587	9,449,613
Consumer real estate	813	—	7,416	8,229	3,013,059	3,021,288
Consumer	122	1	53	176	158,992	159,168
Credit cards	12,738	5,383	380	18,501	550,767	569,268
Leases and other	—	—	—	—	240,423	240,423
Total loans	$17,784	$5,644	$13,743	$37,171	$24,160,291	$24,197,462

	December 31, 2023
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,851	$—	$7,033	$9,884	$9,920,045	$9,929,929
Specialty lending	—	—	—	—	498,786	498,786
Commercial real estate	1,848	—	737	2,585	8,891,341	8,893,926
Consumer real estate	1,137	—	5,058	6,195	2,954,437	2,960,632
Consumer	104	55	28	187	163,104	163,291
Credit cards	5,343	3,056	285	8,684	415,272	423,956
Leases and other	—	—	71	71	301,893	301,964
Total loans	$11,283	$3,111	$13,212	$27,606	$23,144,878	$23,172,484

The Company sold consumer real estate loans with proceeds of $38.0 million and $30.6 million in the secondary market without recourse during the six months ended June 30, 2024 and 2023, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $13.7 million and $13.2 million at June 30, 2024 and December 31, 2023, respectively. Restructured loans totaled $315 thousand and $548 thousand at June 30, 2024 and December 31, 2023, respectively. Loans 90 days past due and still accruing interest amounted to $5.6 million and $3.1 million at June 30, 2024 and December 31, 2023, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2024 and 2023. Nonaccrual loans with no related allowance for credit losses totaled $13.7 million and $13.2 million at June 30, 2024 and December 31, 2023, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$5,266	$5,266
Specialty lending	—	—
Commercial real estate	628	628
Consumer real estate	7,416	7,416
Consumer	53	53
Credit cards	380	380
Leases and other	—	—
Total loans	$13,743	$13,743

	December 31, 2023
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$7,033	$7,033
Specialty lending	—	—
Commercial real estate	737	737
Consumer real estate	5,058	5,058
Consumer	28	28
Credit cards	285	285
Leases and other	71	71
Total loans	$13,212	$13,212

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of June 30, 2024 and December 31, 2023, as well as the gross charge-offs by loan class and origination year for the six months ended June 30, 2024 (in thousands):

	June 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$782,641	$1,546,824	$1,209,935	$904,950	$356,949	$227,748	$5,044,452	$514	$10,074,013
Agriculture	10,867	6,330	4,315	2,766	619	483	125,743	—	151,123
Overdrafts	—	—	—	—	—	—	8,324	—	8,324
Total Commercial and industrial	793,508	1,553,154	1,214,250	907,716	357,568	228,231	5,178,519	514	10,233,460
Current period charge-offs	—	598	36	22	11	327	—	—	994
Specialty lending:
Asset-based lending	5,612	—	9,563	33,655	31,090	—	444,322	—	524,242
Total Specialty lending	5,612	—	9,563	33,655	31,090	—	444,322	—	524,242
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	105,871	270,193	614,370	460,640	315,017	321,826	50,747	—	2,138,664
Non-owner-occupied	312,363	621,502	933,021	762,453	422,244	385,016	32,140	—	3,468,739
Farmland	33,930	49,749	66,826	37,507	190,011	27,872	103,891	8	509,794
5+ Multi-family	72,818	34,695	135,950	210,771	29,219	20,205	8,257	—	511,915
1-4 Family construction	16,957	25,950	62,218	—	—	—	2,640	—	107,765
General construction	160,794	590,556	1,413,608	462,013	4,136	590	81,039	—	2,712,736
Total Commercial real estate	702,733	1,592,645	3,225,993	1,933,384	960,627	755,509	278,714	8	9,449,613
Current period charge-offs	—	—	—	236	—	14	—	—	250
Consumer real estate:
HELOC	—	—	555	120	305	5,189	366,560	963	373,692
First lien: 1-4 family	176,648	389,382	558,875	659,467	528,452	290,962	—	—	2,603,786
Junior lien: 1-4 family	8,576	11,338	11,115	6,373	3,355	2,968	85	—	43,810
Total Consumer real estate	185,224	400,720	570,545	665,960	532,112	299,119	366,645	963	3,021,288
Current period charge-offs	—	1	—	—	—	—	175	—	176
Consumer:
Revolving line	35	—	—	—	—	—	79,465	301	79,801
Auto	5,012	9,386	4,744	2,831	1,345	593	—	—	23,911
Other	2,082	3,511	15,570	25,855	454	872	7,112	—	55,456
Total Consumer	7,129	12,897	20,314	28,686	1,799	1,465	86,577	301	159,168
Current period charge-offs	—	25	38	—	—	2	604	—	669
Credit cards:
Consumer	—	—	—	—	—	—	317,953	—	317,953
Commercial	—	—	—	—	—	—	251,315	—	251,315
Total Credit cards	—	—	—	—	—	—	569,268	—	569,268
Current period charge-offs	—	—	—	—	—	—	7,246	—	7,246
Leases and other:
Leases	—	—	—	—	—	1,681	—	—	1,681
Other	16,743	90,070	59,490	14,715	13,380	11,482	32,862	—	238,742
Total Leases and other	16,743	90,070	59,490	14,715	13,380	13,163	32,862	—	240,423
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$1,710,949	$3,649,486	$5,100,155	$3,584,116	$1,896,576	$1,297,487	$6,956,907	$1,786	$24,197,462

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture	13,934	5,840	3,785	920	477	239	169,173	—	194,368
Overdrafts	—	—	—	—	—	—	3,478	—	3,478
Total Commercial and industrial	1,801,235	1,492,449	1,127,517	413,196	203,304	97,369	4,788,523	6,336	9,929,929
Specialty lending:
Asset-based lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Total Specialty lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Commercial real estate:
Owner-occupied	276,284	629,514	499,020	335,133	152,539	215,373	30,842	—	2,138,705
Non-owner-occupied	556,369	901,614	849,496	449,547	293,531	185,679	36,313	—	3,272,549
Farmland	75,418	71,087	39,128	195,750	15,608	19,700	89,291	—	505,982
5+ Multi-family	34,714	27,668	240,724	29,840	16,861	4,982	9,274	—	364,063
1-4 Family construction	49,327	51,360	—	—	—	—	3,286	3,394	107,367
General construction	574,661	1,340,152	515,289	4,220	636	130	70,172	—	2,505,260
Total Commercial real estate	1,566,773	3,021,395	2,143,657	1,014,490	479,175	425,864	239,178	3,394	8,893,926
Consumer real estate:
HELOC	150	650	—	497	82	4,958	355,105	1,364	362,806
First lien: 1-4 family	419,312	585,401	682,008	548,859	158,228	165,197	2	—	2,559,007
Junior lien: 1-4 family	12,117	11,943	6,861	3,927	2,117	1,769	85	—	38,819
Total Consumer real estate	431,579	597,994	688,869	553,283	160,427	171,924	355,192	1,364	2,960,632
Consumer:
Revolving line	48	—	—	—	—	—	56,272	—	56,320
Auto	11,509	6,013	3,922	2,170	1,088	158	—	—	24,860
Other	4,853	22,147	26,125	574	365	1,243	26,804	—	82,111
Total Consumer	16,410	28,160	30,047	2,744	1,453	1,401	83,076	—	163,291
Credit cards:
Consumer	—	—	—	—	—	—	197,095	—	197,095
Commercial	—	—	—	—	—	—	226,861	—	226,861
Total Credit cards	—	—	—	—	—	—	423,956	—	423,956
Leases and other:
Leases	—	—	—	—	610	1,106	—	—	1,716
Other	100,484	95,909	16,968	16,949	1,620	13,966	54,352	—	300,248
Total Leases and other	100,484	95,909	16,968	16,949	2,230	15,072	54,352	—	301,964
Total loans	$3,930,419	$5,252,010	$4,042,524	$2,032,891	$846,589	$711,630	$6,345,327	$11,094	$23,172,484

Accrued interest on loans totaled $130.8 million and $119.6 million as of June 30, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$707,825	$1,446,289	$1,118,254	$774,479	$353,615	$219,411	$4,748,980	$457	$9,369,310
Watch – Pass	24,539	88,891	21,630	114,494	2,906	3,959	91,813	8	348,240
Special Mention	31,449	4,686	64,295	10,226	84	—	100,076	—	210,816
Substandard	18,114	6,958	5,756	5,751	344	4,378	103,583	49	144,933
Doubtful	714	—	—	—	—	—	—	—	714
Total Equipment/Accounts Receivable/Inventory	$782,641	$1,546,824	$1,209,935	$904,950	$356,949	$227,748	$5,044,452	$514	$10,074,013
Agriculture
Non-watch list – Pass	$3,593	$6,234	$2,064	$2,766	$619	$483	$81,258	$—	$97,017
Watch – Pass	—	96	1,564	—	—	—	42,127	—	43,787
Special Mention	—	—	35	—	—	—	1,498	—	1,533
Substandard	7,274	—	652	—	—	—	860	—	8,786
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$10,867	$6,330	$4,315	$2,766	$619	$483	$125,743	$—	$151,123

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Non-watch list – Pass	$1,728,443	$1,381,481	$1,059,277	$402,632	$184,561	$92,979	$4,242,095	$6,194	$9,097,662
Watch – Pass	38,940	81,233	55,928	8,809	9,620	1,627	230,990	49	427,196
Special Mention	3,000	17,857	5,186	214	—	—	39,059	—	65,316
Substandard	15,708	6,038	3,341	621	8,646	2,524	103,728	93	140,699
Doubtful	1,210	—	—	—	—	—	—	—	1,210
Total Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture
Non-watch list – Pass	$13,934	$5,122	$3,785	$839	$477	$239	$159,565	$—	$183,961
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	66	—	—	—	—	1,236	—	1,302
Substandard	—	652	—	81	—	—	8,372	—	9,105
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,934	$5,840	$3,785	$920	$477	$239	$169,173	$—	$194,368

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of June 30, 2024 and December 31, 2023 (in thousands):

	Asset-based lending
Risk	June 30, 2024	December 31, 2023
In-margin	$524,242	$498,786
Out-of-margin	—	—
Total	$524,242	$498,786

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$70,359	$269,802	$605,110	$455,012	$298,300	$305,352	$50,018	$—	$2,053,953
Watch – Pass	3,112	—	4,932	2,052	9,794	8,150	—	—	28,040
Special Mention	31,112	—	4,328	3,530	6,916	355	729	—	46,970
Substandard	1,288	391	—	46	7	7,969	—	—	9,701
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$105,871	$270,193	$614,370	$460,640	$315,017	$321,826	$50,747	$—	$2,138,664
Non-owner-occupied
Non-watch list – Pass	$258,093	$606,497	$885,435	$718,707	$400,706	$385,016	$32,140	$—	$3,286,594
Watch – Pass	54,270	15,005	47,586	19,637	21,538	—	—	—	158,036
Special Mention	—	—	—	24,109	—	—	—	—	24,109
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$312,363	$621,502	$933,021	$762,453	$422,244	$385,016	$32,140	$—	$3,468,739
Farmland
Non-watch list – Pass	$19,884	$47,391	$57,439	$37,507	$185,319	$24,277	$103,655	$8	$475,480
Watch – Pass	93	—	1,460	—	4,220	—	236	—	6,009
Special Mention	—	2,358	425	—	472	3,443	—	—	6,698
Substandard	13,953	—	7,502	—	—	152	—	—	21,607
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$33,930	$49,749	$66,826	$37,507	$190,011	$27,872	$103,891	$8	$509,794
5+ Multi-family
Non-watch list – Pass	$72,818	$34,695	$135,950	$210,771	$29,219	$20,205	$8,257	$—	$511,915
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$72,818	$34,695	$135,950	$210,771	$29,219	$20,205	$8,257	$—	$511,915
1-4 Family construction
Non-watch list – Pass	$16,957	$25,950	$62,218	$—	$—	$—	$2,640	$—	$107,765
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$16,957	$25,950	$62,218	$—	$—	$—	$2,640	$—	$107,765
General construction
Non-watch list – Pass	$160,169	$590,556	$1,413,608	$454,042	$4,136	$573	$81,039	$—	$2,704,123
Watch – Pass	341	—	—	—	—	6	—	—	347
Special Mention	173	—	—	—	—	—	—	—	173
Substandard	—	—	—	7,971	—	11	—	—	7,982
Doubtful	111	—	—	—	—	—	—	—	111
Total General construction	$160,794	$590,556	$1,413,608	$462,013	$4,136	$590	$81,039	$—	$2,712,736

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Non-watch list – Pass	$269,735	$607,418	$461,179	$319,610	$130,428	$209,707	$30,113	$—	$2,028,190
Watch – Pass	2,105	18,701	24,164	8,769	15,547	4,324	—	—	73,610
Special Mention	—	1,609	12,911	6,741	4,015	—	729	—	26,005
Substandard	4,444	1,786	766	13	2,549	1,342	—	—	10,900
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$276,284	$629,514	$499,020	$335,133	$152,539	$215,373	$30,842	$—	$2,138,705
Non-owner-occupied
Non-watch list – Pass	$481,902	$798,936	$773,032	$449,547	$217,240	$175,924	$36,313	$—	$2,932,894
Watch – Pass	49,933	102,678	51,402	—	76,291	9,755	—	—	290,059
Special Mention	24,534	—	24,404	—	—	—	—	—	48,938
Substandard	—	—	658	—	—	—	—	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$556,369	$901,614	$849,496	$449,547	$293,531	$185,679	$36,313	$—	$3,272,549
Farmland
Non-watch list – Pass	$48,615	$62,321	$38,681	$195,234	$11,735	$19,168	$89,241	$—	$464,995
Watch – Pass	—	273	125	—	—	—	50	—	448
Special Mention	2,358	428	—	493	3,627	—	—	—	6,906
Substandard	24,445	8,065	322	23	246	532	—	—	33,633
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$75,418	$71,087	$39,128	$195,750	$15,608	$19,700	$89,291	$—	$505,982
5+ Multi-family
Non-watch list – Pass	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
1-4 Family construction
Non-watch list – Pass	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
Watch – Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
General construction
Non-watch list – Pass	$572,847	$1,340,152	$507,276	$4,220	$625	$117	$70,172	$—	$2,495,409
Watch – Pass	1,554	—	—	—	11	—	—	—	1,565
Special Mention	180	—	—	—	—	—	—	—	180
Substandard	—	—	8,013	—	—	13	—	—	8,026
Doubtful	80	—	—	—	—	—	—	—	80
Total General construction	$574,661	$1,340,152	$515,289	$4,220	$636	$130	$70,172	$—	$2,505,260

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$—	$—	$555	$120	$285	$4,070	$366,560	$800	$372,390
Non-performing	—	—	—	—	20	1,119	—	163	1,302
Total HELOC	$—	$—	$555	$120	$305	$5,189	$366,560	$963	$373,692
First lien: 1-4 family
Performing	$176,356	$388,187	$555,488	$659,384	$528,298	$290,051	$—	$—	$2,597,764
Non-performing	292	1,195	3,387	83	154	911	—	—	6,022
Total First lien: 1-4 family	$176,648	$389,382	$558,875	$659,467	$528,452	$290,962	$—	$—	$2,603,786
Junior lien: 1-4 family
Performing	$8,576	$11,318	$11,084	$6,373	$3,355	$2,926	$85	$—	$43,717
Non-performing	—	20	31	—	—	42	—	—	93
Total Junior lien: 1-4 family	$8,576	$11,338	$11,115	$6,373	$3,355	$2,968	$85	$—	$43,810

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$150	$579	$—	$466	$82	$3,737	$355,047	$1,308	$361,369
Non-performing	—	71	—	31	—	1,221	58	56	1,437
Total HELOC	$150	$650	$—	$497	$82	$4,958	$355,105	$1,364	$362,806
First lien: 1-4 family
Performing	$418,766	$583,711	$681,921	$548,736	$158,037	$164,315	$2	$—	$2,555,488
Non-performing	546	1,690	87	123	191	882	—	—	3,519
Total First lien: 1-4 family	$419,312	$585,401	$682,008	$548,859	$158,228	$165,197	$2	$—	$2,559,007
Junior lien: 1-4 family
Performing	$12,094	$11,911	$6,861	$3,927	$2,117	$1,722	$85	$—	$38,717
Non-performing	23	32	—	—	—	47	—	—	102
Total Junior lien: 1-4 family	$12,117	$11,943	$6,861	$3,927	$2,117	$1,769	$85	$—	$38,819

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$35	$—	$—	$—	$—	$—	$79,465	$301	$79,801
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$35	$—	$—	$—	$—	$—	$79,465	$301	$79,801
Auto
Performing	$5,012	$9,386	$4,715	$2,820	$1,345	$593	$—	$—	$23,871
Non-performing	—	—	29	11	—	—	—	—	40
Total Auto	$5,012	$9,386	$4,744	$2,831	$1,345	$593	$—	$—	$23,911
Other
Performing	$2,068	$3,511	$15,570	$25,855	$454	$872	$7,112	$—	$55,442
Non-performing	14	—	—	—	—	—	—	—	14
Total Other	$2,082	$3,511	$15,570	$25,855	$454	$872	$7,112	$—	$55,456

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Auto
Performing	$11,509	$6,013	$3,908	$2,170	$1,088	$158	$—	$—	$24,846
Non-performing	—	—	14	—	—	—	—	—	14
Total Auto	$11,509	$6,013	$3,922	$2,170	$1,088	$158	$—	$—	$24,860
Other
Performing	$4,853	$22,133	$26,125	$574	$365	$1,243	$26,804	$—	$82,097
Non-performing	—	14	—	—	—	—	—	—	14
Total Other	$4,853	$22,147	$26,125	$574	$365	$1,243	$26,804	$—	$82,111

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of June 30, 2024 and December 31, 2023 (in thousands):

	Consumer
Risk	June 30, 2024	December 31, 2023
Transactor accounts	$104,667	$74,330
Revolver accounts (by credit score):
Less than 600	14,588	7,140
600-619	6,970	3,572
620-639	12,356	5,343
640-659	19,158	9,536
660-679	20,547	9,642
680-699	22,913	11,220
700-719	24,613	13,489
720-739	21,620	12,896
740-759	18,967	12,434
760-779	17,983	12,955
780-799	16,660	11,822
800-819	10,868	7,808
820-839	5,175	4,054
840+	868	854
Total	$317,953	$197,095

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of June 30, 2024 and December 31, 2023 (in thousands):

	Commercial
Risk	June 30, 2024	December 31, 2023
Current	$235,311	$207,520
Past Due	16,004	19,341
Total	$251,315	$226,861

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2024 and December 31, 2023 (in thousands):

	Leases		Other
Risk	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Non-watch list – Pass	$1,681	$1,716	$237,909	$285,497
Watch – Pass	—	—	808	14,655
Special Mention	—	—	—	—
Substandard	—	—	25	96
Doubtful	—	—	—	—
Total	$1,681	$1,716	$238,742	$300,248

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$139,824	$—	$66,291	$3,399	$531	$14,557	$1,557	$226,159	$3,820	$229,979
Charge-offs	(50)	—	—	(2)	(261)	(3,545)	—	(3,858)	—	(3,858)
Recoveries	366	1	—	4	22	609	—	1,002	—	1,002
Provision	10,386	(1)	2,571	166	340	2,315	87	15,864	(864)	15,000
Ending balance - ACL	$150,526	$—	$68,862	$3,567	$632	$13,936	$1,644	$239,167	$2,956	$242,123
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088
Provision	(1,887)	(186)	1,221	(37)	4	—	(45)	(930)	(20)	(950)
Ending balance - ACL on off-balance sheet	$2,205	$—	$1,681	$80	$13	$—	$115	$4,094	$44	$4,138

	Three Months Ended June 30, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$154,484	$922	$40,514	$5,616	$453	$6,471	$2,049	$210,509	$2,341	$212,850
Charge-offs	—	—	—	(21)	(411)	(2,066)	—	(2,498)	—	(2,498)
Recoveries	2,098	—	21	5	100	413	—	2,637	—	2,637
Provision	7,228	(922)	1,657	927	275	2,413	(65)	11,513	487	12,000
Ending balance - ACL	$163,810	$—	$42,192	$6,527	$417	$7,231	$1,984	$222,161	$2,828	$224,989
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	901	—	12	(5)	(1)	—	115	1,022	(22)	1,000
Ending balance - ACL on off-balance sheet	$3,079	$186	$430	$119	$12	$—	$177	$4,003	$85	$4,088

	Six Months Ended June 30, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$155,658	$—	$45,507	$6,941	$1,089	$7,935	$2,608	$219,738	$3,258	$222,996
Charge-offs	(994)	—	(250)	(176)	(669)	(7,246)	—	(9,335)	—	(9,335)
Recoveries	1,618	2	—	610	98	1,134	—	3,462	—	3,462
Provision	(5,756)	(2)	23,605	(3,808)	114	12,113	(964)	25,302	(302)	25,000
Ending balance - ACL	$150,526	$—	$68,862	$3,567	$632	$13,936	$1,644	$239,167	$2,956	$242,123
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088
Provision	(1,887)	(186)	1,221	(37)	4	—	(45)	(930)	(20)	(950)
Ending balance - ACL on off-balance sheet	$2,205	$—	$1,681	$80	$13	$—	$115	$4,094	$44	$4,138

	Six Months Ended June 30, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Charge-offs	(2,819)	—	(21)	(1,142)	(680)	(3,670)	—	(8,332)	—	(8,332)
Recoveries	2,886	1	21	18	122	780	—	3,828	—	3,828
Provision	27,006	(1)	2,822	1,503	481	3,255	(237)	34,829	421	35,250
Ending balance - ACL	$163,810	$—	$42,192	$6,527	$417	$7,231	$1,984	$222,161	$2,828	$224,989
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	901	—	12	(5)	(1)	—	115	1,022	(22)	1,000
Ending balance - ACL on off-balance sheet	$3,079	$186	$430	$119	$12	$—	$177	$4,003	$85	$4,088

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$5,266	$—	$5,266
Agriculture	—	—	—
Total Commercial and industrial	5,266	—	5,266
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	514	—	514
Non-owner-occupied	—	—	—
Farmland	152	—	152
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	122	—	122
Total Commercial real estate	788	—	788
Consumer real estate:
HELOC	1,301	—	1,301
First lien: 1-4 family	6,022	—	6,022
Junior lien: 1-4 family	93	—	93
Total Consumer real estate	7,416	—	7,416
Consumer:
Revolving line	—	—	—
Auto	39	—	39
Other	14	—	14
Total Consumer	53	—	53
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$13,523	$—	$13,523

	December 31, 2023
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$7,033	$—	$7,033
Agriculture	—	—	—
Total Commercial and industrial	7,033	—	7,033
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	632	—	632
Non-owner-occupied	—	—	—
Farmland	175	—	175
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	93	—	93
Total Commercial real estate	900	—	900
Consumer real estate:
HELOC	1,437	—	1,437
First lien: 1-4 family	3,519	—	3,519
Junior lien: 1-4 family	102	—	102
Total Consumer real estate	5,058	—	5,058
Consumer:
Revolving line	—	—	—
Auto	14	—	14
Other	14	—	14
Total Consumer	28	—	28
Leases and other:
Leases	—	—	—
Other	71	—	71
Total Leases and other	71	—	71
Total loans	$13,090	$—	$13,090

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

For the three and six months ended June 30, 2024, the Company had two modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $291 thousand and a total post-modification loan balance of $293 thousand. For the three and six-months ended June 30, 2023, the Company had no new modifications.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of June 30, 2024 and 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three and six months ended June 30, 2024 and 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.
5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$809,122	$773	$(6,825)	$803,070
U.S. Agencies	661,737	—	(2,651)	659,086
Mortgage-backed	4,315,860	812	(545,477)	3,771,195
State and political subdivisions	1,315,005	110	(100,388)	1,214,727
Corporates	346,030	—	(25,675)	320,355
Collateralized loan obligations	338,285	942	(287)	338,940
Total	$7,786,039	$2,637	$(681,303)	$7,107,373

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,308,689	$254	$(10,201)	$1,298,742
U.S. Agencies	162,406	252	(2,937)	159,721
Mortgage-backed	4,128,576	949	(508,740)	3,620,785
State and political subdivisions	1,359,744	2,218	(74,987)	1,286,975
Corporates	382,069	—	(30,794)	351,275
Collateralized loan obligations	351,376	811	(1,072)	351,115
Total	$7,692,860	$4,484	$(628,731)	$7,068,613

The following table presents contractual maturity information for securities available for sale at June 30, 2024 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$898,944	$892,089
Due after 1 year through 5 years	1,452,834	1,422,180
Due after 5 years through 10 years	612,812	574,807
Due after 10 years	505,589	447,102
Total	3,470,179	3,336,178
Mortgage-backed securities	4,315,860	3,771,195
Total securities available for sale	$7,786,039	$7,107,373

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the six months ended June 30, 2024, there were $19.2 million in proceeds from sales of securities available for sale. For the six months ended June 30, 2023, there were $68 thousand in proceeds from sales of securities available for sale. Securities transactions resulted in gross realized gains of $139 thousand and no gross realized losses for the six months ended June 30, 2024. There were no gross realized gains and $2 thousand of gross realized losses for the six months ended June 30, 2023.

There were $8.8 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2024 and December 31, 2023, respectively.

Accrued interest on securities available for sale totaled $36.4 million and $31.6 million as of June 30, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	60	$414,665	$(2,430)	13	$172,775	$(4,395)	73	$587,440	$(6,825)
U.S. Agencies	13	571,388	(728)	7	87,698	(1,923)	20	659,086	(2,651)
Mortgage-backed	54	360,634	(3,343)	848	3,262,160	(542,134)	902	3,622,794	(545,477)
State and political subdivisions	306	214,127	(11,309)	1,677	958,321	(89,079)	1,983	1,172,448	(100,388)
Corporates	—	—	—	249	320,355	(25,675)	249	320,355	(25,675)
Collateralized loan obligations	12	89,819	(135)	9	66,473	(152)	21	156,292	(287)
Total	445	$1,650,633	$(17,945)	2,803	$4,867,782	$(663,358)	3,248	$6,518,415	$(681,303)

	Less than 12 months			12 months or more			Total
December 31, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$509,946	$(267)	63	$745,573	$(9,934)	71	$1,255,519	$(10,201)
U.S. Agencies	—	—	—	16	116,324	(2,937)	16	116,324	(2,937)
Mortgage-backed	14	19,154	(476)	852	3,526,296	(508,264)	866	3,545,450	(508,740)
State and political subdivisions	388	200,835	(9,202)	1,476	890,545	(65,785)	1,864	1,091,380	(74,987)
Corporates	—	—	—	267	351,275	(30,794)	267	351,275	(30,794)
Collateralized loan obligations	1	4,246	(4)	32	210,872	(1,068)	33	215,118	(1,072)
Total	411	$734,181	$(9,949)	2,706	$5,840,885	$(618,782)	3,117	$6,575,066	$(628,731)

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

As of June 30, 2024 and December 31, 2023, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at June 30, 2024 and December 31, 2023, respectively (in thousands):

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$116,270	$—	$(2,273)	$113,997	$—	$116,270
Mortgage-backed	2,632,661	—	(421,856)	2,210,805	—	2,632,661
State and political subdivisions	2,800,659	13,939	(225,992)	2,588,606	(2,956)	2,797,703
Total	$5,549,590	$13,939	$(650,121)	$4,913,408	$(2,956)	$5,546,634

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,210	$—	$(2,686)	$120,524	$—	$123,210
Mortgage-backed	2,738,253	18	(356,657)	2,381,614	—	2,738,253
State and political subdivisions	2,830,405	21,021	(170,197)	2,681,229	(3,258)	2,827,147
Total	$5,691,868	$21,039	$(529,540)	$5,183,367	$(3,258)	$5,688,610

The following table presents contractual maturity information for securities held to maturity at June 30, 2024 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$232,274	$229,504
Due after 1 year through 5 years	222,096	216,413
Due after 5 years through 10 years	802,704	754,813
Due after 10 years	1,659,855	1,501,873
Total	2,916,929	2,702,603
Mortgage-backed securities	2,632,661	2,210,805
Total securities held to maturity	$5,549,590	$4,913,408

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the six months ended June 30, 2024 or 2023.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $189.5 million at June 30, 2024.

Accrued interest on securities held to maturity totaled $26.9 million and $27.2 million as of June 30, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023, respectively (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	10	$113,997	$(2,273)	10	$113,997	$(2,273)
Mortgage-backed	4	2,141	(47)	265	2,208,664	(421,809)	269	2,210,805	(421,856)
State and political subdivisions	56	273,506	(13,253)	1,432	1,850,868	(212,739)	1,488	2,124,374	(225,992)
Total	60	$275,647	$(13,300)	1,707	$4,173,529	$(636,821)	1,767	$4,449,176	$(650,121)

	Less than 12 months			12 months or more			Total
December 31, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	11	$120,524	$(2,686)	11	$120,524	$(2,686)
Mortgage-backed	2	1,469	(14)	263	2,377,922	(356,643)	265	2,379,391	(356,657)
State and political subdivisions	146	570,950	(22,557)	1,343	1,612,442	(147,640)	1,489	2,183,392	(170,197)
Total	148	$572,419	$(22,571)	1,617	$4,110,888	$(506,969)	1,765	$4,683,307	$(529,540)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at June 30, 2024 and December 31, 2023 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
June 30, 2024	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$9,080	$442,509	$641,441	$30,112	$22,134	$1,145,276
Utilities	1,577,195	—	52,788	25,400	—	—	1,655,383
Total state and political subdivisions	$1,577,195	$9,080	$495,297	$666,841	$30,112	$22,134	$2,800,659

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2023	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$—	$7,704	$464,349	$641,743	$30,734	$15,326	$2,649	$1,162,505
Utilities	757,381	795,448	87,736	26,720	615	—	—	1,667,900
Total state and political subdivisions	$757,381	$803,152	$552,085	$668,463	$31,349	$15,326	$2,649	$2,830,405

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

The following table presents the aging of past due held-to-maturity securities at June 30, 2024 (in thousands):

June 30, 2024	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual	Total Past Due	Current	Total
State and political subdivisions:
Competitive	$40,570	$—	$—	$40,570	$1,104,706	$1,145,276
Utilities	—	—	—	—	1,655,383	1,655,383
Total state and political subdivisions	$40,570	$—	$—	$40,570	$2,760,089	$2,800,659

All held-to-maturity securities were current and not past due at December 31, 2023.

Trading Securities

There were net unrealized gains on trading securities of $6 thousand and net unrealized losses of $1 thousand at June 30, 2024 and 2023, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $10.8 million and $8.0 million at June 30, 2024 and December 31, 2023, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
FRB and FHLB stock	$65,172	$87,672
Equity securities with readily determinable fair values	11,355	11,228
Equity securities without readily determinable fair values	371,123	394,035
Total	$447,650	$492,935

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

Investment Securities Gains, Net

The table below presents the components of Investments securities (losses) gains, net for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment securities (losses) gains, net
Available-for-sale debt securities:
Gains realized on sales	$—	$—	$139	$—
Losses realized on sales	—	—	—	(2)
Impairment of AFS security	—	(125)	—	(4,925)
Equity securities with readily determinable fair values:
Fair value adjustments, net	(26)	(62)	(49)	26
Equity securities without readily determinable fair values:
Fair value adjustments, net	(2,565)	1,087	(3,015)	477
Sales	724	—	10,429	—
Total investment securities (losses) gains, net	$(1,867)	$900	$7,504	$(4,424)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2024 and December 31, 2023 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2024	$63,113	$76,492	$67,780	$207,385
Balances as of June 30, 2024	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2023	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2023	$63,113	$76,492	$67,780	$207,385

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$86,460	$88,805
Accumulated amortization	1,368	20,296	21,664
Net carrying amount	$977	$66,164	$67,141

	As of December 31, 2023
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$109,978	$112,323
Accumulated amortization	1,135	40,176	41,311
Net carrying amount	$1,210	$69,802	$71,012

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Aggregate amortization expense	$1,911	$2,117	$3,871	$4,415

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2024	$3,823
For the year ending December 31, 2025	7,487
For the year ending December 31, 2026	6,628
For the year ending December 31, 2027	4,655
For the year ending December 31, 2028	4,544

7. Borrowed Funds

The components of the Company's short-term and long-term debt are as follows (in thousands):

	June 30, 2024	December 31, 2023
Short-term debt:
Federal Home Loan Bank 5.51% and 5.04%, respectively	$500,000	$1,000,000
Federal Reserve Bank Term Funding Program 4.76% and 4.83%, respectively	800,000	800,000
Total short-term debt	1,300,000	1,800,000
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 6.92%	18,760	18,607
Marquette Capital Trust II Subordinated Debentures 6.92%	19,274	19,132
Marquette Capital Trust III Subordinated Debentures 7.11%	7,572	7,517
Marquette Capital Trust IV Subordinated Debentures 7.20%	30,567	30,356
Subordinated notes 3.70%, net of issuance costs	199,456	199,232
Subordinated notes 6.25%, net issuance costs	108,616	108,403
Total long-term debt	384,245	383,247
Total borrowed funds	$1,684,245	$2,183,247

The Company assumed long-term debt obligations from the acquisition of Marquette Financial Companies (Marquette) consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $76.2 million as of June 30, 2024. Interest rates on trust preferred securities are tied to the three-month term Secured Overnight Financing Rate (SOFR) with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.5 million as of June 30, 2024. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.4 million as of June 30, 2024. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines. Through this relationship, the Company purchased $32.7 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had two short-term advances totaling $500.0 million outstanding at FHLB of Des Moines as of June 30, 2024. Additionally, in the first quarter of 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in July 2024 and was subsequently renewed with an expiration date in October 2024. The Company’s borrowing capacity with the FHLB was $1.4 billion as of June 30, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's Bank Term Funding Program (BTFP) as of June 30, 2024. The Company’s remaining borrowing capacity with the BTFP was $15.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.3 billion as of June 30, 2024.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2024 and December 31, 2023, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2024
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$182,760	$—	$36,229	$218,989
U.S. Agencies	1,734,527	194,506	43,271	1,972,304
Total repurchase agreements	$1,917,287	$194,506	$79,500	$2,191,293

	As of December 31, 2023
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$119,528	$—	$43,618	$163,146
U.S. Agencies	1,711,014	186,289	45,382	1,942,685
Total repurchase agreements	$1,830,542	$186,289	$89,000	$2,105,831

8. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment). The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2024. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2024 and June 30, 2023 were as follows (in thousands):

	Three Months Ended June 30, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$160,487	$51,502	$33,119	$245,108
Provision for credit losses	11,480	846	1,724	14,050
Noninterest income	27,720	95,092	22,107	144,919
Noninterest expense	85,780	95,531	67,756	249,067
Income (loss) before taxes	90,947	50,217	(14,254)	126,910
Income tax expense (benefit)	17,858	9,297	(1,590)	25,565
Net income (loss)	$73,089	$40,920	$(12,664)	$101,345
Average assets	$21,153,000	$14,367,000	$6,956,000	$42,476,000

	Three Months Ended June 30, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$144,389	$50,397	$30,825	$225,611
Provision for credit losses	11,055	234	1,711	13,000
Noninterest income	25,666	86,813	25,603	138,082
Noninterest expense	85,896	91,591	63,186	240,673
Income (loss) before taxes	73,104	45,385	(8,469)	110,020
Income tax expense (benefit)	12,996	8,011	(1,097)	19,910
Net income (loss)	$60,108	$37,374	$(7,372)	$90,110
Average assets	$20,888,000	$12,756,000	$6,721,000	$40,365,000

	Six Months Ended June 30, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$317,734	$101,362	$65,446	$484,542
Provision for credit losses	19,000	1,325	3,725	24,050
Noninterest income	70,686	187,808	45,669	304,163
Noninterest expense	178,199	195,907	129,765	503,871
Income (loss) before taxes	191,221	91,938	(22,375)	260,784
Income tax expense (benefit)	35,153	16,828	(2,800)	49,181
Net income (loss)	$156,068	$75,110	$(19,575)	$211,603
Average assets	$21,314,000	$13,984,000	$6,948,000	$42,246,000

	Six Months Ended June 30, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$295,416	$105,482	$66,409	$467,307
Provision for credit losses	32,099	331	3,820	36,250
Noninterest income	48,568	171,051	48,663	268,282
Noninterest expense	169,900	180,962	126,863	477,725
Income (loss) before taxes	141,985	95,240	(15,611)	221,614
Income tax expense (benefit)	24,638	16,523	(2,094)	39,067
Net income (loss)	$117,347	$78,717	$(13,517)	$182,547
Average assets	$20,209,000	$12,603,000	$6,631,000	$39,443,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended June 30, 2024 and June 30, 2023, the Company had $10.4 million and $10.7 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606. For the six months ended June 30, 2024 and June 30, 2023, the Company had $18.3 million and $20.7 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2024. Total receivables from revenue recognized under the scope of ASC 606 were $88.8 million and $86.6 million as of June 30, 2024 and December 31, 2023, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and six months ended June 30, 2024 and June 30, 2023. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2024 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$55,310	$14,700	$—	$70,010
Trading and investment banking	—	501	—	4,960	5,461
Service charges on deposit accounts	10,492	10,424	1,317	28	22,261
Insurance fees and commissions	—	—	267	—	267
Brokerage fees	65	12,079	1,876	—	14,020
Bankcard fees	18,775	8,499	5,455	(10,383)	22,346
Investment securities losses, net	—	—	—	(1,867)	(1,867)
Other	162	788	659	10,812	12,421
Total Noninterest income	$29,494	$87,601	$24,274	$3,550	$144,919

	Three Months Ended June 30, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$48,413	$13,176	$—	$61,589
Trading and investment banking	—	155	—	4,645	4,800
Service charges on deposit accounts	9,778	10,159	1,420	24	21,381
Insurance fees and commissions	—	—	225	—	225
Brokerage fees	65	11,687	1,852	—	13,604
Bankcard fees	16,868	6,662	5,698	(10,649)	18,579
Investment securities gains, net	—	—	—	900	900
Other	165	520	612	15,707	17,004
Total Noninterest income	$26,876	$77,596	$22,983	$10,627	$138,082

	Six Months Ended June 30, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$110,551	$28,937	$—	$139,488
Trading and investment banking	—	546	—	10,377	10,923
Service charges on deposit accounts	20,843	19,519	2,601	55	43,018
Insurance fees and commissions	—	—	550	—	550
Brokerage fees	133	23,402	3,645	—	27,180
Bankcard fees	35,323	16,656	10,601	(18,266)	44,314
Investment securities gains, net	—	—	—	7,504	7,504
Other	300	1,587	1,334	27,965	31,186
Total Noninterest income	$56,599	$172,261	$47,668	$27,635	$304,163

	Six Months Ended June 30, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$97,592	$26,356	$—	$123,948
Trading and investment banking	—	313	—	9,795	10,108
Service charges on deposit accounts	18,305	20,898	3,295	42	42,540
Insurance fees and commissions	—	—	499	—	499
Brokerage fees	128	23,482	3,670	—	27,280
Bankcard fees	32,500	13,340	11,292	(20,381)	36,751
Investment securities losses, net	—	—	—	(4,424)	(4,424)
Other	390	978	1,318	28,894	31,580
Total Noninterest income	$51,323	$156,603	$46,430	$13,926	$268,282

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contractual or Notional Amount
	June 30,	December 31,
	2024	2023
Commitments to extend credit for loans (excluding credit card loans)	$12,567,848	$12,831,831
Commitments to extend credit under credit card loans	5,349,134	4,286,604
Commercial letters of credit	673	1,224
Standby letters of credit	415,274	407,574
Forward contracts	42,063	26,471
Spot foreign exchange contracts	116,289	4,830
Commitments to extend credit for securities purchased under agreements to resell	50,000	—

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

The ACL for off-balance sheet credit exposures was $4.1 million and $5.1 million at June 30, 2024 and December 31, 2023, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2024, a reduction of $1.0 million of provision was recorded for off-balance sheet credit exposures. For the three and six months ended June 30, 2023, provision of $1.0 million was recorded for off-balance sheet credit exposures. Provision for off-balance sheet credit exposure is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2024 and December 31, 2023. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2024	2023	2024	2023
Interest Rate Products:
Derivatives not designated as hedging instruments	$114,133	$99,574	$119,943	$105,016
Derivatives designated as hedging instruments	97,838	61,922	—	67
Total	$211,971	$161,496	$119,943	$105,083

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both June 30, 2024 and December 31, 2023, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For both the three months ended June 30, 2024 and 2023 the Company reclassified $1.2 million from AOCI to Interest income in connection with these terminated hedges. For the six months ended June 30, 2024 and 2023 the Company reclassified $3.8 million and $2.2 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $52.1 million net of tax, and $55.0 million net of tax, as of June 30, 2024 and December 31, 2023, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2024 and December 31, 2023, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both June 30, 2024 and December 31, 2023.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of June 30, 2024, the Company had eight interest rate floors and floor spreads with an aggregate notional amount of $2.0 billion that were designated as cash flow hedges of interest rate risk. As of December 31, 2023, the Company had three interest rate floors and floor spreads with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges of interest rate risk.

In 2020, the Company terminated an interest rate floor designated as a cash flow hedge. The gross unrealized gain on the terminated interest rate floor remaining in AOCI was $489 thousand net of tax, and $2.0 million net of tax, as of June 30, 2024 and December 31, 2023, respectively. The unrealized gain will be reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s items. The Company expects to reclassify $1.2 million from AOCI as a reduction to Interest expense and $6.7 million from AOCI as a reduction to Interest income during the next 12 months. As of June 30, 2024, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12.2 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of June 30, 2024, the Company had 276 interest rate swaps with an aggregate notional amount of $5.0 billion related to this program. As of December 31, 2023, the Company had 258 interest rate swaps with an aggregate notional amount of $4.3 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Interest Rate Products
Derivatives not designated as hedging instruments	$(14)	$51	$67	$(22)
Total	$(14)	$51	$67	$(22)
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$—	$656	$—	$849
Fair value adjustments on hedged items	—	(657)	—	(847)
Total	$—	$(1)	$—	$2

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	For the Three Months Ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(9,622)	$(12,657)	$3,035	$514	$1,538	$(1,024)
Interest rate swaps	847	847	—	376	376	—
Total	$(8,775)	$(11,810)	$3,035	$890	$1,914	$(1,024)

	For the Three Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,205	$1,766	$(561)
Interest rate swaps	1,848	1,848	—	296	296	—
Total	$1,848	$1,848	$—	$1,501	$2,062	$(561)

	For the Six Months Ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$(25,158)	$(37,713)	$12,555	$1,217	$3,126	$(1,909)
Interest rate swaps	2,725	2,725	—	751	751	—
Total	$(22,433)	$(34,988)	$12,555	$1,968	$3,877	$(1,909)

	For the Six Months Ended June 30, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$2,436	$3,552	$(1,116)
Interest rate swaps	321	321	—	560	560	—
Total	$321	$321	$—	$2,996	$4,112	$(1,116)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2024, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at June 30, 2024
Description	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$2,570	$2,570	$—	$—
U.S. Agencies	652	—	652	—
Mortgage-backed	—	—	—	—
State and political subdivisions	19,177	—	19,177	—
Corporates	6,470	6,470	—	—
Trading – other	112	112	—	—
Trading securities	28,981	9,152	19,829	—
U.S. Treasury	803,070	803,070	—	—
U.S. Agencies	659,086	—	659,086	—
Mortgage-backed	3,771,195	—	3,771,195	—
State and political subdivisions	1,214,727	—	1,214,727	—
Corporates	320,355	320,355	—	—
Collateralized loan obligations	338,940	—	338,940	—
Available-for-sale securities	7,107,373	1,123,425	5,983,948	—
Equity securities with readily determinable fair values	11,355	11,355	—	—
Company-owned life insurance	74,270	—	74,270	—
Bank-owned life insurance	531,912	—	531,912	—
Derivatives	211,971	—	211,971	—
Total	$7,965,862	$1,143,932	$6,821,930	$—
Liabilities
Derivatives	$119,943	$—	$119,943	$—
Securities sold not yet purchased	10,808	—	10,808	—
Total	$130,751	$—	$130,751	$—

	Fair Value Measurement at December 31, 2023
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$881	$881	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	1,738	—	1,738	—
State and political subdivisions	13,482	—	13,482	—
Corporates	1,974	1,974	—	—
Trading – other	18	18	—	—
Trading securities	18,093	2,873	15,220	—
U.S. Treasury	1,298,742	1,298,742	—	—
U.S. Agencies	159,721	—	159,721	—
Mortgage-backed	3,620,785	—	3,620,785	—
State and political subdivisions	1,286,975	—	1,286,975	—
Corporates	351,275	351,275	—	—
Collateralized loan obligations	351,115	—	351,115	—
Available for sale securities	7,068,613	1,650,017	5,418,596	—
Equity securities with readily determinable fair values	11,228	11,228	—	—
Company-owned life insurance	69,727	—	69,727	—
Bank-owned life insurance	523,960	—	523,960	—
Derivatives	161,496	—	161,496	—
Total	$7,853,117	$1,664,118	$6,188,999	$—
Liabilities
Derivatives	$105,083	$—	$105,083	$—
Securities sold not yet purchased	8,018	—	8,018	—
Total	$113,101	$—	$113,101	$—

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

Assets measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at June 30, 2024 Using
Description	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Six Months Ended June 30
Collateral dependent assets	$422	$—	$—	$422	$(235)
Other real estate owned	276	—	—	276	(42)
Total	$698	$—	$—	$698	$(277)

	Fair Value Measurement at December 31, 2023 Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,796	$—	$—	$2,796	$141
Other real estate owned	1,738	—	—	1,738	66
Total	$4,534	$—	$—	$4,534	$207

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

Other real estate owned Other real estate owned consists of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned is recorded as held for sale initially at the fair value of the collateral less estimated selling costs. The initial valuation of the foreclosed property is obtained through an appraisal process similar to the process described in the collateral dependent assets paragraph above. Subsequent to foreclosure, valuations are reviewed quarterly and updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods and those measurements are classified as Level 3.

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The estimated fair value of the Company’s financial instruments at June 30, 2024 and December 31, 2023 are as follows (in thousands):

	Fair Value Measurement at June 30, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,352,599	$5,105,137	$247,462	$—	$5,352,599
Securities available for sale	7,107,373	1,123,425	5,983,948	—	7,107,373
Securities held to maturity (exclusive of allowance for credit losses)	5,549,590	—	4,913,408	—	4,913,408
Trading securities	28,981	9,152	19,829	—	28,981
Other securities	447,650	11,355	436,295	—	447,650
Loans (exclusive of allowance for credit losses)	24,201,673	—	24,082,288	—	24,082,288
Derivatives	211,971	—	211,971	—	211,971
FINANCIAL LIABILITIES
Demand and savings deposits	34,434,861	34,434,861	—	—	34,434,861
Time deposits	2,082,709	—	2,082,709	—	2,082,709
Other borrowings	3,517,033	25,740	3,491,293	—	3,517,033
Long-term debt	384,245	—	414,417	—	414,417
Derivatives	119,943	—	119,943	—	119,943
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					5,666
Commitments to extend resell agreements					250
Commercial letters of credit					69
Standby letters of credit					2,097

	Fair Value Measurement at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,852,347	$5,612,003	$240,344	$—	$5,852,347
Securities available for sale	7,068,613	1,650,017	5,418,596	—	7,068,613
Securities held to maturity (exclusive of allowance for credit losses)	5,691,868	—	5,183,367	—	5,183,367
Trading securities	18,093	2,873	15,220	—	18,093
Other securities	492,935	11,228	481,707	—	492,935
Loans (exclusive of allowance for credit losses)	23,176,904	—	22,969,788	—	22,969,788
Derivatives	161,496	—	161,496	—	161,496
FINANCIAL LIABILITIES
Demand and savings deposits	32,719,268	32,719,268	—	—	32,719,268
Time deposits	3,073,591	—	3,073,591	—	3,073,591
Other borrowings	3,919,644	13,813	3,905,831	—	3,919,644
Long-term debt	383,247	—	413,896	—	413,896
Derivatives	105,083	—	105,083	—	105,083
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					11,523
Commitments to extend resell agreements					208
Commercial letters of credit					138
Standby letters of credit					4,047

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at June 30, 2024 and December 31, 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six months ended June 30, 2024. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
the Company’s ability to complete the announced merger with Heartland Financial, USA Inc. (HTLF), including the planned issuance of shares of the Company’s common stock in connection with the merger;
•
the Company’s ability to manage the expenses associated with the merger with HTLF and the impact these expenses may have on the Company’s financial results;
•
the Company’s ability to obtain, or timing of obtaining, required regulatory approvals and the approval of each entity’s shareholders;
•
the benefits from the merger may not be fully realized or may take longer to realize than expected;
•
the Company’s ability to promptly and effectively integrate the merger of HTLF;
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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the second quarter of 2024, total revenue increased $26.3 million, or 7.2%, as compared to the second quarter of 2023, while noninterest expense increased $8.4 million, or 3.5%, for the same period. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the second quarter of 2024, the Company had an increase in net interest income of $19.5 million, or 8.6%, from the same period in 2023. The change in net interest income was driven by increased average loan growth and higher rates, partially offset by higher interest expense due to an unfavorable mix shift in the composition of liabilities. These changes are driven by the higher interest rate environment compared to the second quarter of 2023. The increase in interest income was driven by a $1.6 billion, or 7.3%, increase in average loans, driven by organic loan growth, coupled with the impact of higher short-term and long-term interest rates. The funding for these assets was driven primarily by a $3.3 billion, or 15.8%, increase in average interest-bearing deposits, offset by a decrease in average borrowed funds of $1.4 billion, or 44.4%, compared to the same period in 2023. Net interest margin, on a tax-equivalent basis, increased seven basis points compared to the same period in 2023, primarily due to increased loan yields, earning asset mix, and the benefit of free funds, partially offset by the cost and mix of interest-bearing liabilities. Net interest spread contracted by four basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and reversionary signs in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $6.8 million, or 5.0%, to $144.9 million for the three months ended June 30, 2024, compared to the same period in 2023. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended June 30, 2024, noninterest income represented 37.2% of total revenue, compared to 38.0% for the same period in 2023. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At June 30, 2024, the Company had $3.2 billion in total shareholders’ equity. This is an increase of $395.7 million, or 14.0%, compared to total shareholders’ equity at June 30, 2023. At June 30, 2024, the Company had a total risk-based capital ratio of 13.08%. The Company did not repurchase shares of common stock during the second quarter of 2024, except for shares acquired pursuant to the Company's share-based incentive programs.

On April 28, 2024, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with HTLF, a Delaware corporation, and Blue Sky Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company. The Merger Agreement and the merger were unanimously approved by the boards of directors of the Company and HTLF. Pending regulatory approval and approval by the shareholders of the Company and HTLF, the merger is expected to close in the first quarter of 2025. Under the terms of the Merger Agreement, HTLF stockholders will receive a fixed exchange ratio of 0.55 shares of the Company’s common stock for each share of HTLF stock, with a total market value of approximately $2.0 billion.

Additionally, on April 29, 2024, the Company also announced that in connection with the execution of the Merger Agreement, it entered into a forward sale agreement with BofA Securities, Inc. or its affiliate to issue 2,800,000 shares of its common stock for approximate proceeds of $201.6 million. The underwriters were granted an option to purchase up to an additional 420,000 shares of the Company's common stock exercisable within 30 days of April 28, 2024. The underwriters exercised this option in full on April 30, 2024, upon which the Company entered into an additional forward sale agreement relating to the 420,000 shares of the Company's common stock. The forward purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity.

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

During November 2023, the Federal Deposit Insurance Corporation (the FDIC) approved a final rule to implement a special assessment to recover the losses to the Deposit Insurance Fund (the DIF) associated with protecting uninsured depositors following the closures of certain financial institutions in March of 2023. The assessment base for the special assessment is equal to an insured depository institution’s uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion, and will be collected at an annual rate of 13.4 basis points for eight quarterly assessment periods. The Company’s portion of this special assessment was $52.8 million and was recognized in noninterest expense during the fourth quarter of 2023. During 2024, the FDIC increased the estimated loss attributable to the 2023 bank failures, which in turn increased the special assessment the FDIC will charge to insured depository institutions. The Company recorded $9.2 million of expense related to the updated special assessment during the six months ended June 30, 2024 and its impacts are discussed below.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2024. The changes identified in the summary are explained in greater detail below. The Company recorded net income of $101.3 million for the three-month period ended June 30, 2024, compared to net income of $90.1 million for the same period a year earlier. Basic earnings per share for the second quarter of 2024 were $2.08 per share ($2.07 per share fully-diluted) compared to $1.86 per share ($1.85 per share fully-diluted) for the second quarter of 2023. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2024 were 0.96% and 12.73%, respectively, compared to 0.90% and 12.56%, respectively, for the three-month period ended June 30, 2023.

The Company recorded net income of $211.6 million for the six-month period ended June 30, 2024, compared to net income of $182.5 million for the same period a year earlier. Basic earnings per share for the six-month period ended June 30, 2024 were $4.34 per share ($4.32 per share fully-diluted) compared to $3.77 per share ($3.75 per share fully-diluted) for the same period in 2023. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2024 were 1.01% and 13.41%, respectively, compared to 0.93% and 13.14%, respectively, for the six-month period ended June 30, 2023.

Net interest income for the three and six-month periods ended June 30, 2024 increased $19.5 million, or 8.6%, and increased $17.2 million, or 3.7%, respectively, compared to the same periods in 2023. For the three-month period ended June 30, 2024, average earning assets increased by $2.0 billion, or 5.2%, and for the six-month period ended June 30, 2024, they increased by $2.7 billion, or 7.2%, compared to the same periods in 2023. Net interest margin, on a tax-equivalent basis, increased to 2.51% and decreased to 2.50% for the three and six-month periods ended June 30, 2024, respectively, compared to 2.44% and 2.59% for the same periods in 2023.

The provision for credit losses increased by $1.1 million for the three-month period ended June 30, 2024 and decreased by $12.2 million for the six-month period ended June 30, 2024, as compared to the same periods in 2023. These changes were driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. The Company’s nonperforming loans decreased $5.6 million to $13.7 million at June 30, 2024, compared to June 30, 2023. The ACL on loans as a percentage of total loans remained flat at 0.99% as of June 30, 2024, compared to June 30, 2023. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $6.8 million, or 5.0%, for the three-month period ended June 30, 2024, and increased by $35.9 million, or 13.4%, for the six-month period ended June 30, 2024, compared to the same periods in 2023. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $8.4 million, or 3.5%, for the three-month period ended June 30, 2024, and increased by $26.1 million, or 5.5%, for the six-month period ended June 30, 2024, compared to the same periods in 2023. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and six-month periods ended June 30, 2024 increased $19.5 million, or 8.6%, and increased $17.2 million, or 3.7%, compared to the same periods in 2023.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended June 30, 2024 decreased four basis points as compared to the same period in 2023. Net interest margin for the three months ended June 30, 2024 increased seven basis points compared to the same period in 2023. Net interest spread for the six-month period ended June 30, 2024 decreased by 21 basis points as compared to the same period in 2023. Net interest margin for the six-month period ended June 30, 2024 decreased by nine basis points compared to the same period in 2023. The changes for three-month period ended June 30, 2024 are primarily due to increased average loan balances and rates and the benefit of free funds, partially offset by higher interest costs due to unfavorable mix shift in the composition of liabilities. The changes for the six-month period ended June 30, 2024 were related to the cost and mix of interest-bearing liabilities, partially offset by increased loan volumes, repricing of earning assets, and the benefit of interest free funds. The impact of the increased cost and mix of interest-bearing liabilities had a significant impact in the second quarter of 2024. The cost of interest-bearing liabilities increased 57 basis points from the second quarter of 2023 while the yield on earning assets increased 53 basis points compared to the same period. The cost of interest-bearing liabilities increased 82 basis points for the six-month period ended June 30, 2024 as compared to the same period in 2023 while the yield on earning assets increased 61 basis points compared to the same period. Earning asset balance increases have been primarily driven by higher average loan balances. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.38% for the three-month period ended June 30, 2024, and 4.84% for the same period in 2023. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.31% for the six-month period ended June 30, 2024, and 4.70% for the same period in 2023.

	Three Months Ended June 30,
	2024		2023
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$23,805,829	6.77%	$22,191,601	6.20%
Securities:
Taxable	9,033,829	2.74	9,228,103	2.37
Tax-exempt	3,640,028	3.47	3,819,884	3.36
Total securities	12,673,857	2.95	13,047,987	2.66
Federal funds and resell agreements	246,132	6.00	276,459	5.64
Interest-bearing due from banks	3,486,907	5.44	2,707,740	5.07
Other earning assets	26,381	6.95	12,538	5.37
Total earning assets	40,239,106	5.44	38,236,325	4.91
Allowance for credit losses	(228,369)		(216,876)
Other assets	2,465,492		2,345,714
Total assets	$42,476,229		$40,365,163
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$24,237,726	3.99%	$20,939,638	3.27%
Federal funds and repurchase agreements	2,421,727	4.66	2,336,929	4.25
Borrowed funds	1,744,448	5.66	3,137,267	5.17
Total interest-bearing liabilities	28,403,901	4.15	26,413,834	3.58
Noninterest-bearing demand deposits	10,103,035		10,535,325
Other liabilities	767,687		539,172
Shareholders' equity	3,201,606		2,876,832
Total liabilities and shareholders' equity	$42,476,229		$40,365,163
Net interest spread		1.29%		1.33%
Net interest margin		2.51		2.44

	Six Months Ended June 30,
	2024		2023
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$23,579,936	6.70%	$21,734,142	6.05%
Securities:
Taxable	9,149,309	2.70	9,288,392	2.34
Tax-exempt	3,686,075	3.44	3,832,505	3.36
Total securities	12,835,384	2.91	13,120,897	2.64
Federal funds and resell agreements	226,288	5.99	363,341	5.29
Interest-bearing due from banks	3,395,466	5.44	2,127,343	4.77
Other earning assets	22,137	7.10	10,907	5.77
Total earning assets	40,059,211	5.38	37,356,630	4.77
Allowance for credit losses	(225,243)		(206,559)
Other assets	2,411,681		2,292,479
Total assets	$42,245,649		$39,442,550
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$23,848,724	3.92%	$20,294,984	2.97%
Federal funds and repurchase agreements	2,403,240	4.66	2,399,090	4.04
Borrowed funds	1,963,971	5.49	2,174,157	5.22
Total interest-bearing liabilities	28,215,935	4.09	24,868,231	3.27
Noninterest-bearing demand deposits	10,084,722		11,223,478
Other liabilities	772,430		549,787
Shareholders' equity	3,172,562		2,801,054
Total liabilities and shareholders' equity	$42,245,649		$39,442,550
Net interest spread		1.29%		1.50%
Net interest margin		2.50		2.59

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $12.7 million and decreased $645.1 million for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. The benefit from interest-free funds increased 11 and 12 basis points in the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to increased short-term interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2024 and 2023			June 30, 2024 and 2023
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$25,475	$31,882	$57,357	$58,927	$75,555	$134,482
Securities:
Taxable	(1,185)	8,180	6,995	(1,612)	16,669	15,057
Tax-exempt	(1,472)	999	(473)	(2,233)	1,787	(446)
Federal funds sold and resell agreements	(449)	234	(215)	(3,939)	1,135	(2,804)
Interest-bearing due from banks	10,319	2,649	12,968	33,626	7,864	41,490
Trading	213	57	270	360	81	441
Interest income	32,901	44,001	76,902	85,129	103,091	188,220
Change in interest incurred on:
Interest-bearing deposits	29,062	40,913	69,975	58,632	107,319	165,951
Federal funds purchased and repurchase agreements	901	2,435	3,336	85	7,611	7,696
Other borrowed funds	(19,409)	3,503	(15,906)	(5,543)	2,881	(2,662)
Interest expense	10,554	46,851	57,405	53,174	117,811	170,985
Net interest income	$22,347	$(2,850)	$19,497	$31,955	$(14,720)	$17,235

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Average earning assets	$40,239,106	$38,236,325	$2,002,781	$40,059,211	$37,356,630	$2,702,581
Interest-bearing liabilities	28,403,901	26,413,834	1,990,067	28,215,935	24,868,231	3,347,704
Interest-free funds	$11,835,205	$11,822,491	$12,714	$11,843,276	$12,488,399	$(645,123)
Free funds ratio (interest-free funds to average earning assets)	29.41%	30.92%	(1.51)%	29.56%	33.43%	(3.87)%
Tax-equivalent yield on earning assets	5.44	4.91	0.53	5.38	4.77	0.61
Cost of interest-bearing liabilities	4.15	3.58	0.57	4.09	3.27	0.82
Net interest spread	1.29	1.33	(0.04)	1.29	1.50	(0.21)
Benefit of interest-free funds	1.22	1.11	0.11	1.21	1.09	0.12
Net interest margin	2.51%	2.44%	0.07%	2.50%	2.59%	(0.09)%

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

Based on the factors above, management of the Company recorded $14.1 million as provision for credit losses for the three-month period ended June 30, 2024, as compared to $13.0 million for the same period in 2023. For the six-month period ended June 30, 2024, management of the Company recorded $24.1 million as provision for credit losses, as compared to $36.3 million for the same period in 2023. These changes are the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans remained flat at 0.99% of total loans as of June 30, 2024, compared to June 30, 2023.

Table 3 presents a summary of the Company’s ACL for the six-month periods ended June 30, 2024 and 2023, and for the year ended December 31, 2023. Net charge-offs were $5.9 million for the six-month period ended June 30, 2024, compared to $4.5 million for the same period in 2023. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2024	2023	2023
Allowance – January 1	$222,996	$194,243	$194,243
Provision for credit losses	25,000	35,250	39,227
Charge-offs:
Commercial and industrial	(994)	(2,819)	(5,047)
Specialty lending	—	—	(762)
Commercial real estate	(250)	(21)	(266)
Consumer real estate	(176)	(1,142)	(1,185)
Consumer	(669)	(680)	(1,232)
Credit cards	(7,246)	(3,670)	(9,181)
Leases and other	—	—	—
Total charge-offs	(9,335)	(8,332)	(17,673)
Recoveries:
Commercial and industrial	1,618	2,886	5,295
Specialty lending	2	1	1
Commercial real estate	—	21	111
Consumer real estate	610	18	45
Consumer	98	122	211
Credit cards	1,134	780	1,536
Leases and other	—	—	—
Total recoveries	3,462	3,828	7,199
Net charge-offs	(5,873)	(4,504)	(10,474)
Allowance for credit losses – end of period	$242,123	$224,989	$222,996
Allowance for credit losses on loans	$239,167	$222,161	$219,738
Allowance for credit losses on held-to-maturity securities	2,956	2,828	3,258
Loans at end of period, net of unearned interest	24,197,462	22,483,542	23,172,484
Held-to-maturity securities at end of period	5,549,590	5,810,591	5,691,868
Total assets at amortized cost	29,747,052	28,294,133	28,864,352
Average loans, net of unearned interest	23,577,409	21,732,120	22,334,942
Allowance for credit losses on loans to loans at end of period	0.99%	0.99%	0.95%
Allowance for credit losses – end of period to total assets at amortized cost	0.81%	0.80%	0.77%
Allowance as a multiple of net charge-offs	20.50x	24.77x	21.29x
Net charge-offs to average loans	0.05%	0.04%	0.05%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Trust and securities processing	$70,010	$61,589	$8,421	13.7%
Trading and investment banking	5,461	4,800	661	13.8
Service charges on deposits	22,261	21,381	880	4.1
Insurance fees and commissions	267	225	42	18.7
Brokerage fees	14,020	13,604	416	3.1
Bankcard fees	22,346	18,579	3,767	20.3
Investment securities (losses) gains, net	(1,867)	900	(2,767)	(307.4)
Other	12,421	17,004	(4,583)	(27.0)
Total noninterest income	$144,919	$138,082	$6,837	5.0%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Trust and securities processing	$139,488	$123,948	$15,540	12.5%
Trading and investment banking	10,923	10,108	815	8.1
Service charges on deposits	43,018	42,540	478	1.1
Insurance fees and commissions	550	499	51	10.2
Brokerage fees	27,180	27,280	(100)	(0.4)
Bankcard fees	44,314	36,751	7,563	20.6
Investment securities gains (losses), net	7,504	(4,424)	11,928	269.6
Other	31,186	31,580	(394)	(1.2)
Total noninterest income	$304,163	$268,282	$35,881	13.4%

Noninterest income increased by $6.8 million, or 5.0%, during the three-month period ended June 30, 2024, and increased $35.9 million, or 13.4%, during the six-month period ended June 30, 2024, compared to the same periods in 2023. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three and six-month periods ended June 30, 2024, compared to the same periods in 2023, was primarily due to an increase in fund services and corporate trust revenues. For the three-month period ended June 30, 2024, fund services revenue increased $5.6 million, or 16.1%, corporate trust revenue increased $1.5 million, or 11.4%, and trust income increased $1.3 million, or 9.8%, compared to the same period in 2023. For the six-month period ended June 30, 2024, fund services revenue increased $10.6 million, or 15.3%, corporate trust revenue increased $2.5 million, or 9.0%, and trust services revenue increased $2.5 million, or 9.1%, compared to the same period in 2023. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended June 30, 2024 increased $0.7 million, or 13.8%, and increased $0.8 million, or 8.1%, for the six-month period ended June 30, 2024 compared to the same periods in 2023. These changes were primarily driven by the volatile market’s impact on trading volume. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended June 30, 2024 increased $0.9 million, or 4.1%, and increased $0.5 million, or 1.1%, for the six-month period ended June 30, 2024. The increase for the three-month period was driven by increased healthcare income related to customer transfer and conversion fees. The increase for the six-month period was driven by higher corporate service charge income.

Brokerage fees for the three-month period ended June 30, 2024 increased $0.4 million, or 3.1%, compared to the same period in 2023. For the six-month period ended June 30, 2024, brokerage fees decreased $0.1 million, or 0.4%, compared to the same period in 2023. The changes in the three-month and six-month periods were driven by 12b-1 fees and money market income.

Bankcard fees for the three and six-month periods ended June 30, 2024 increased $3.8 million, or 20.3%, and increased $7.6 million, or 20.6%, respectively, as compared to the same periods in 2023. The increase was driven by increased interchange income and lower rewards and rebate costs.

Investment securities gains, net for the three and six-month periods ended June 30, 2024 decreased $2.8 million, or 307.4%, and increased $11.9 million, or 269.6%, respectively, compared to the same periods in 2023. The decrease for the three-month period ended June 30, 2024, was primarily driven by a change in valuation of one of the Company's securities without readily determinable fair values during the second quarter of 2024. The increase for the six-month period was driven by a net gain of $8.6 million on the disposition of two of the Company's securities without readily determinable market value during the first quarter of 2024, coupled with a $4.9 million impairment loss on one Corporate available-for-sale security during the same period in 2023. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended June 30, 2024, decreased $4.6 million, or 27.0%, compared to the same period in 2023, driven by a $4.0 million gain recognized in the second quarter of 2023, a decrease of $2.2 million in company-owned life insurance, partially offset by increases of $0.5 million in derivative and bank-owned life insurance income, respectively. For the six-month period, other noninterest income decreased $0.4 million, or 1.2%, compared to the same period in 2023, primarily driven by a $2.5 million decrease in company-owned life insurance and a $1.9 million decrease in derivative income, offset by a gain on sale of land of $1.8 million received in the first quarter of 2024 and an increase of $1.4 million in bank-owned life insurance.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Salaries and employee benefits	$142,861	$143,312	$(451)	(0.3)%
Occupancy, net	11,723	11,746	(23)	(0.2)
Equipment	15,603	17,086	(1,483)	(8.7)
Supplies and services	3,404	4,195	(791)	(18.9)
Marketing and business development	6,598	7,124	(526)	(7.4)
Processing fees	29,701	26,572	3,129	11.8
Legal and consulting	16,566	7,059	9,507	134.7
Bankcard	11,818	8,307	3,511	42.3
Amortization of other intangible assets	1,911	2,117	(206)	(9.7)
Regulatory fees	2,568	6,123	(3,555)	(58.1)
Other	6,314	7,032	(718)	(10.2)
Total noninterest expense	$249,067	$240,673	$8,394	3.5%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Salaries and employee benefits	$285,867	$285,810	$57	0.0%
Occupancy, net	23,993	23,923	70	0.3
Equipment	32,106	34,935	(2,829)	(8.1)
Supplies and services	6,705	8,070	(1,365)	(16.9)
Marketing and business development	12,623	12,459	164	1.3
Processing fees	57,637	49,812	7,825	15.7
Legal and consulting	24,460	14,344	10,116	70.5
Bankcard	22,385	15,440	6,945	45.0
Amortization of other intangible assets	3,871	4,415	(544)	(12.3)
Regulatory fees	21,963	11,674	10,289	88.1
Other	12,261	16,843	(4,582)	(27.2)
Total noninterest expense	$503,871	$477,725	$26,146	5.5%

Noninterest expense increased $8.4 million, or 3.5%, and increased $26.1 million, or 5.5%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits decreased by $0.5 million, or 0.3%, and was flat for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. Salaries and wages expense increased $2.0 million, or 2.3%, and increased $2.4 million, or 1.4%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. Bonus and commission expense decreased $0.7 million, or 2.2%, and decreased $0.1 million, or 0.2%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. Employee benefits expense decreased $1.7 million, or 6.7%, and decreased $2.3 million, or 4.0%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023, driven by changes in deferred compensation expense.

Equipment expense decreased $1.5 million, or 8.7%, and $2.8 million, or 8.1%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to decreased software expense.

Processing fees increased $3.1 million, or 11.8%, and $7.8 million, or 15.7%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to increased software subscription costs.

Legal and consulting expense increased $9.5 million, or 134.7%, and $10.1 million, or 70.5%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to expense related to the recently announced acquisition of HTLF.

Bankcard expense increased $3.5 million, or 42.3%, and $6.9 million, or 45.0%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023 primarily driven by higher administrative expense.

Regulatory fees decreased $3.6 million, or 58.1%, and increased $10.3 million, or 88.1%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023 primarily driven by adjustments to the FDIC special assessment liability.

Other expense decreased $0.7 million, or 10.2%, and $4.6 million, or 27.2%, for the three and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. For both periods, the decrease was driven by lower operational losses.

Income Tax Expense

The Company’s effective tax rate was 18.9% for the six months ended June 30, 2024, compared to 17.6% for the same period in 2023. The increase in the effective tax rate for 2024 is primarily attributable to a smaller portion of income being earned from tax-exempt municipal securities and a decrease in excess tax benefits associated with stock compensation recorded in the first six months of 2024 compared to the same period a year earlier.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2024. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$160,487	$144,389	$16,098	11.1%
Provision for credit losses	11,480	11,055	425	3.8
Noninterest income	27,720	25,666	2,054	8.0
Noninterest expense	85,780	85,896	(116)	(0.1)
Income before taxes	90,947	73,104	17,843	24.4
Income tax expense	17,858	12,996	4,862	37.4
Net income	$73,089	$60,108	$12,981	21.6%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$317,734	$295,416	$22,318	7.6%
Provision for credit losses	19,000	32,099	(13,099)	(40.8)
Noninterest income	70,686	48,568	22,118	45.5
Noninterest expense	178,199	169,900	8,299	4.9
Income before taxes	191,221	141,985	49,236	34.7
Income tax expense	35,153	24,638	10,515	42.7
Net income	$156,068	$117,347	$38,721	33.0%

For the six-month period ended June 30, 2024, Commercial Banking net income increased $38.7 million, or 33.0%, to $156.1 million, as compared to the same period in 2023. Net interest income increased $22.3 million, or 7.6%, for the six-month period ended June 30, 2024, compared to the same period in 2023, driven by strong loan growth, earning asset mix changes, and the increase in short-term interest rates. Provision for credit losses decreased $13.1 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2024 as compared to 2023, partially offset by loan growth. Noninterest income increased $22.1 million, or 45.5%, compared to the same period in 2023, primarily due to an increase of $10.7 million in investment security gains, an increase of $5.0 million in bankcard income, an increase of $3.2 million in miscellaneous income driven by a legal settlement in the first quarter of 2024, and an increase of $2.5 million in service charges on deposit accounts. Noninterest expense increased $8.3 million, or 4.9%, to $178.2 million for the six-month period ended June 30, 2024, compared to the same period in 2023. This increase was driven by a $5.0 million increase in regulatory fees driven by the FDIC special assessment, an increase of $1.8 million in bankcard expense, a $0.9 million increase in legal and consulting expense, and an increase of $0.8 million in processing fees.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$51,502	$50,397	$1,105	2.2%
Provision for credit losses	846	234	612	261.5
Noninterest income	95,092	86,813	8,279	9.5
Noninterest expense	95,531	91,591	3,940	4.3
Income before taxes	50,217	45,385	4,832	10.6
Income tax expense	9,297	8,011	1,286	16.1
Net income	$40,920	$37,374	$3,546	9.5%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$101,362	$105,482	$(4,120)	(3.9)%
Provision for credit losses	1,325	331	994	300.3
Noninterest income	187,808	171,051	16,757	9.8
Noninterest expense	195,907	180,962	14,945	8.3
Income before taxes	91,938	95,240	(3,302)	(3.5)
Income tax expense	16,828	16,523	305	1.8
Net income	$75,110	$78,717	$(3,607)	(4.6)%

For the six-month period ended June 30, 2024, Institutional Banking net income decreased $3.6 million, or 4.6%, compared to the same period last year. Net interest income decreased $4.1 million, or 3.9%, compared to the same period last year, driven by higher deposit interest expense due to the increase in short-term interest rates. Provision for credit losses increased $1.0 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2024 as compared to 2023. Noninterest income increased $16.8 million, or 9.8%, primarily due to increases of $13.0 million in trust and securities processing income driven by higher fund services and corporate trust revenue, an increase of $2.8 million in bankcard income, and an increase of $0.9 million in bond trading income. Noninterest expense increased $14.9 million, or 8.3%, primarily driven by increases of $4.5 million in salaries and employee benefits expense, $4.3 million in regulatory fees driven by the FDIC special assessment, $3.9 million in bankcard expense, $2.8 million in processing fees, $1.2 million in equipment expense and $0.9 million in legal and consulting expense. These increases were partially offset by a decrease of $2.8 million in operational losses.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$33,119	$30,825	$2,294	7.4%
Provision for credit losses	1,724	1,711	13	0.8
Noninterest income	22,107	25,603	(3,496)	(13.7)
Noninterest expense	67,756	63,186	4,570	7.2
Loss before taxes	(14,254)	(8,469)	(5,785)	(68.3)
Income tax benefit	(1,590)	(1,097)	(493)	(44.9)
Net loss	$(12,664)	$(7,372)	$(5,292)	(71.8)%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$65,446	$66,409	$(963)	(1.5)%
Provision for credit losses	3,725	3,820	(95)	(2.5)
Noninterest income	45,669	48,663	(2,994)	(6.2)
Noninterest expense	129,765	126,863	2,902	2.3
Loss before taxes	(22,375)	(15,611)	(6,764)	(43.3)
Income tax benefit	(2,800)	(2,094)	(706)	(33.7)
Net loss	$(19,575)	$(13,517)	$(6,058)	(44.8)%

For the six-month period ended June 30, 2024, Personal Banking net income decreased $6.1 million, or 44.8%, to a net loss of $19.6 million, as compared to the same period in 2023. Net interest income decreased $1.0 million, or 1.5%, compared to the same period last year due to higher deposit interest expense driven by the increase in short-term interest rates. Provision for credit losses decreased $0.1 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2024 as compared to 2023. Noninterest income decreased $3.0 million, or 6.2%, for the same period primarily driven by a decrease of $4.9 million in investment securities gains, partially offset by an increase of $2.6 million in trust and securities processing income. Noninterest expense increased $2.9 million, or 2.3%, primarily due to increases of $3.7 million in technology, service, and overhead expenses, and $1.3 million in bankcard expense, partially offset by a decrease of $2.2 million operational losses.

Balance Sheet Analysis

Total assets of the Company increased $457.7 million, or 1.0%, as of June 30, 2024, compared to December 31, 2023, primarily due to an increase of $1.0 billion, or 4.4% in loan balances. This increase was partially offset by a decrease of $519.4 million, or 10.1%, in interest-bearing due from banks.

Total assets of the Company increased $3.2 billion, or 7.8%, as of June 30, 2024, compared to June 30, 2023, primarily due to an increase in loan balances of $1.7 billion, or 7.6%, an increase of $1.3 billion, or 37.7%, in interest-bearing due from banks, and an increase of $197.4 million, or 1.5%, in total securities.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2024	2023	2023
Total assets	$44,469,414	$41,243,042	$44,011,674
Loans, net of unearned interest	24,201,673	22,487,361	23,176,904
Total securities	13,133,594	12,936,242	13,271,509
Interest-bearing due from banks	4,640,418	3,369,911	5,159,802
Total earning assets	42,223,147	39,113,352	41,853,559
Total deposits	36,517,570	33,520,461	35,792,859
Total borrowed funds	3,901,278	4,232,863	4,302,891

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

Actual loan balances totaled $24.2 billion as of June 30, 2024, and increased $1.0 billion, or 4.4%, compared to December 31, 2023, and increased $1.7 billion, or 7.6%, compared to June 30, 2023. Compared to December 31, 2023, commercial real estate loans increased $555.7 million, or 6.2%, commercial and industrial loans increased $303.5 million, or 3.1%, and credit card loans increased $145.3 million, or 34.3%. Compared to June 30, 2023, commercial real estate loans increased $1.2 billion, or 14.3%, commercial and industrial loans increased $332.1 million, or 3.4%, credit card loans increased $124.1 million, or 27.9%, and consumer real estate loans increased $102.9 million, or 3.5%. The increase in credit card loans in both periods is related to the purchase of $109.4 million in co-branded credit card receivables during the first quarter of 2024. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

As of June 30, 2024 and December 31, 2023, commercial real estate loans comprised approximately 39.1% and 38.4%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company's investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 27.7% and 26.5% of total Company loans as of June 30, 2024 and December 31, 2023, respectively. The average investment CRE loan was approximately $6.7 million and $5.8 million, as of June 30, 2024 and December 31, 2023, respectively, and 91% and 90% are recourse loans as of June 30, 2024 and December 31, 2023, respectively. These loans have an average loan-to-value of 57% as of both June 30, 2024 and December 31, 2023.

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

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	June 30, 2024	December 31, 2023
Industrial	8.1%	8.0%
Multifamily	6.5	5.0
Office building	4.2	4.2
Retail	2.0	2.2
Hotel	1.9	2.0
Other	5.0	5.1
Total Investment CRE	27.7%	26.5%

The following table presents the Company's investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company's investment CRE portfolio as of either period presented, while the remainder are included in "All Others."

Table 11

	Investment CRE loans by State
	June 30, 2024	December 31, 2023
Missouri	14.8%	14.9%
Arizona	12.1	11.9
Texas	11.0	12.1
Colorado	9.4	9.8
Utah	6.9	6.3
Florida	5.2	5.0
All others	40.6	40.0
Total Investment CRE	100.0%	100.0%

The shift to work-from-home and hybrid work environments has caused a decreased utilization of, and demand for, office space. The Company is actively monitoring its exposure to office space in its non-owner occupied commercial real estate portfolio. The average loan size in the Company's office portfolio was approximately $9.2 million as of both June 30, 2024 and December 31, 2023. The average loan-to-value of the office portfolio was 63% and 64% as of June 30, 2024 and December 31, 2023, respectively, and 84% are recourse loans as of the end of both periods. Further, only 23% and 30% of the Company's office portfolio as of June 30, 2024 and December 31, 2023, respectively, is in central business districts, which have been more heavily impacted by the shift to remote work. The remainder of the Company's office portfolio is in suburban or medical properties.

The table below presents the Company's portfolio of office commercial real estate by the metropolitan statistical area (MSAs) in which the loan collateral is located. The table separately discloses all MSAs that represent at least 5.0% of the Company's office commercial real estate portfolio as of either period presented, while the remainder are included in "All Others."

Table 12

	Office CRE loans by MSA
	June 30, 2024	December 31, 2023
Dallas-Fort Worth-Arlington, TX	22.0%	22.7%
Jacksonville, FL	9.1	9.1
Kansas City, MO-KS	8.2	7.8
Tampa-St. Petersburg-Clearwater, FL	7.0	6.8
St. Louis, MO-IL	6.8	6.7
Raleigh-Cary, NC	5.9	5.9
Cincinnati-Middletown, OH-KY-IN	5.6	5.1
Milwaukee-Waukesha-West Allis, WI	5.2	5.2
Phoenix-Mesa-Scottsdale, AZ	5.0	4.5
All others	25.2	26.2
Total Office CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $13.1 billion as of June 30, 2024, and $13.3 billion as of December 31, 2023, and comprised 31.1% and 31.9% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 54.1% of the Company’s total securities portfolio at June 30, 2024 and 53.3% at December 31, 2023. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 54.2 months at June 30, 2024, compared to 52.6 months at December 31, 2023, and 58.7 months at June 30, 2023. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $8.8 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2024 and December 31, 2023, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.5 billion and $5.7 billion at June 30, 2024 and December 31, 2023, respectively. The average life of the HTM portfolio was 8.8 years at June 30, 2024, compared to 8.4 years at December 31, 2023, and 8.6 years at June 30, 2023.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.92% for the six-month period ended June 30, 2024, compared to 2.64% for the same period in 2023.

At June 30, 2024, the unrealized pre-tax net loss on the AFS securities portfolio was $678.7 million, or 8.7% of the $7.8 billion amortized cost value, an increase of $54.4 million as compared to December 31, 2023. At June 30, 2024, the unrealized pre-tax net loss on the securities designated as HTM was $636.2 million, or 11.5% of amortized cost value, compared to $508.5 million at December 31, 2023. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $189.5 million as of June 30, 2024, and $207.2 million as of December 31, 2023, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits increased $724.7 million, or 2.0%, from December 31, 2023 to June 30, 2024 and increased $3.0 billion, or 8.9%, from June 30, 2023 to June 30, 2024. Total interest-bearing balances increased $820.8 million, partially offset by a decrease of $96.1 million in noninterest-bearing deposits from December 31, 2023 to June 30, 2024. Total interest-bearing deposits increased $3.1 billion, partially offset by a decrease of $108.3 million in noninterest-bearing deposits from June 30, 2023 to June 30, 2024. Deposits can fluctuate at quarter-end due to the operational nature of our commercial and institutional clients. The shift from noninterest-bearing to interest-bearing deposits is related to the recent increases in short-term and long-term interest rates, as well as recent industry volatility. Noninterest-bearing deposits were 33.0%, 33.9%, and 36.2% of total deposits at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

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

As of June 30, 2024, there were an estimated $25.3 billion of uninsured deposits, an increase of $0.9 billion as compared to December 31, 2023, and an increase of $3.3 billion as compared to June 30, 2023. Estimated uninsured deposits comprised approximately 69.2%, 68.2%, and 65.5% of total deposits as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio.

Excluding affiliate deposits of $2.0 billion and collateralized deposits of $5.3 billion, the adjusted estimated uninsured deposits were $18.0 billion as of June 30, 2024. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 49.4% as of June 30, 2024. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 45.3% as of December 31, 2023, and 40.9% as of June 30, 2023.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $1.2 billion, $1.2 billion, and $1.0 billion of deposits in the program as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

Long-term debt totaled $384.2 million as of June 30, 2024, compared to $383.2 million as of December 31, 2023, and $382.3 million as of June 30, 2023.

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

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.40% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit. As of June 30, 2024, the Company had no advances outstanding on this revolving line of credit.

Short-term debt totaled $1.3 billion as June 30, 2024 and consisted of two short-term borrowings with the FHLB of Des Moines totaling $500.0 million and an $800.0 million borrowing with the BTFP. One FHLB borrowing has a principal balance of $250.0 million and an interest rate of 5.54% and matured in July 2024, while the other has a principal balance of $250.0 million and an interest rate of 5.47% and is due in the third quarter of 2024. The BTFP borrowing has a rate of 4.76% and is due in the first quarter of 2025. The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility. See further information in Note 7, “Borrowed Funds” in the Notes to Consolidated Financial Statements.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.2 billion as of June 30, 2024, $2.1 billion at December 31, 2023, and $2.1 billion at June 30, 2023. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date. The level of borrowings could be impacted by earning asset mix changes in the Company’s balance sheet from the impacts of recent industry volatility.

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

Total shareholders’ equity was $3.2 billion at June 30, 2024, a $126.9 million increase as compared to December 31, 2023, and a $395.7 million increase compared to June 30, 2023.

The Company’s Board of Directors authorized, at its April 30, 2024 and April 26, 2022 meetings, the repurchase of up to one million shares and two million shares, respectively, of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization). On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which terminated on April 30, 2024. During the six-month periods ended June 30, 2024 and June 30, 2023, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.39 per share quarterly cash dividend payable on October 1, 2024, to shareholders of record at the close of business on September 10, 2024.

On April 28, 2024, the Company entered into the Merger Agreement with HTLF, a Delaware corporation and Blue Sky Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company. The Merger Agreement and the merger were unanimously approved by the boards of directors of the Company and HTLF. Pending regulatory approval and approval by the shareholders of the Company and HTLF, the merger is expected to close in the first quarter of 2025. Under the terms of the Merger Agreement, HTLF stockholders will receive a fixed exchange ratio of 0.55 shares of the Company’s common stock for each share of HTLF stock, with a total market value of approximately $2.0 billion.

Additionally, on April 29, 2024, the Company also announced that in connection with the execution of the Merger Agreement, it entered into a forward sale agreement with BofA Securities, Inc. or its affiliate to issue 2,800,000 shares of its common stock for approximate proceeds of $201.6 million. The underwriters were granted an option to purchase up to an additional 420,000 shares of the Company's common stock exercisable within 30 days of April 28, 2024. The underwriters exercised this option in full on April 30, 2024, upon which the Company entered into an additional forward sale agreement relating to the 420,000 shares of the Company's common stock. The forward purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $32.7 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had two short-term advances totaling $500.0 million outstanding at FHLB of Des Moines as of June 30, 2024. Additionally, in the first quarter of 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in July 2024, was renewed, and will expire in October 2024. The Company’s remaining borrowing capacity with the FHLB was $1.4 billion as of June 30, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of June 30, 2024. As of June 30, 2024, the Company’s remaining borrowing capacity with the BTFP was $15.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.3 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $7.9 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of June 30, 2024.

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

The Company's capital position as of June 30, 2024 is summarized in the table below and exceeded regulatory requirements.

Table 13

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2024	2023	2024	2023
Common equity tier 1 capital ratio	11.14%	10.65%	11.14%	10.65%
Tier 1 risk-based capital ratio	11.14	10.65	11.14	10.65
Total risk-based capital ratio	13.08	12.59	13.08	12.59
Leverage ratio	8.50	8.16	8.50	8.16
Return on average assets	0.96	0.90	1.01	0.93
Return on average equity	12.73	12.56	13.41	13.14
Average equity to assets	7.54	7.13	7.51	7.10

The Company's per share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2024	2023	2024	2023
Earnings – basic	$2.08	$1.86	$4.34	$3.77
Earnings – diluted	2.07	1.85	4.32	3.75
Cash dividends	0.39	0.38	0.78	0.76
Dividend payout ratio	18.8%	20.4%	18.0%	20.2%
Book value	$66.21	$58.36	$66.21	$58.36

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effect of interest rate changes to net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps, rate floors, floor spreads, and futures contracts to manage interest rate risk on certain loans, securities, and trust preferred securities. See further information in Note 11 “Derivatives and Hedging Activities” in the Notes to the Consolidated Financial Statements.

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

Table 14 shows the net interest income increase or decrease over the next two years as of June 30, 2024 and 2023 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 14

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(1.8)%	(2.1)%	2.9%	1.8%
100	(0.9)	(1.3)	1.5	0.7
Static	—	—	—	—
(100)	1.9	0.2	0.3	(1.9)
(200)	4.0	1.0	0.7	(3.0)
(300)	6.2	n/a	0.9	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	1.6%	1.4%	5.2%	4.3%
100	0.8	0.4	2.6	2.0
Static	—	—	—	—
(100)	0.5	(1.2)	(1.0)	(2.8)
(200)	1.3	(2.5)	(1.9)	(6.1)
(300)	2.2	n/a	(3.2)	n/a

The Company is positioned relatively neutral to changes in interest rates in the next year. Net interest income is predicted to decrease in all upward rate ramp scenarios and increase in all upward rate shock scenarios. In down rate scenarios, net interest income is predicted to increase in rate ramp and shock scenarios. In year two, net interest income is predicted to increase in all upward rate scenarios. In down rate scenarios net interest income is predicted to increase in rate ramp scenarios and decrease in rate shock scenarios. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $29.0 million as of June 30, 2024, $18.1 million as of December 31, 2023, and $28.9 million as of June 30, 2023. Securities sold not yet purchased (i.e., short positions) totaled $10.8 million at June 30, 2024, $8.0 million as of December 31, 2023, and $7.2 million at June 30, 2023 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans decreased $5.6 million to $13.7 million at June 30, 2024, compared to June 30, 2023, and increased $531 thousand, compared to December 31, 2023.

The Company had $1.9 million and $1.7 million of other real estate owned as of June 30, 2024 and December 31, 2023, respectively. Loans past due more than 90 days and still accruing interest totaled $5.6 million as of June 30, 2024, compared to $10.7 million at June 30, 2023 and $3.1 million as of December 31, 2023.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $315 thousand of restructured loans at June 30, 2024, $3.2 million at June 30, 2023, and $548 thousand at December 31, 2023.

Table 15

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2024	2023	2023
Nonaccrual loans	$13,587	$16,821	$12,828
Restructured loans on nonaccrual	156	2,526	384
Total nonperforming loans	13,743	19,347	13,212
Other real estate owned	1,888	—	1,738
Total nonperforming assets	$15,631	$19,347	$14,950
Loans past due 90 days or more	$5,644	$10,675	$3,111
Restructured loans accruing	159	678	164
Allowance for credit losses on loans	239,167	222,161	219,738
Ratios:
Nonperforming loans as a percent of loans	0.06%	0.09%	0.06%
Nonperforming assets as a percent of loans plus other real estate owned	0.06	0.09	0.06
Nonperforming assets as a percent of total assets	0.04	0.05	0.03
Loans past due 90 days or more as a percent of loans	0.02	0.05	0.01
Allowance for credit losses on loans as a percent of loans	0.99	0.99	0.95
Allowance for credit losses on loans as a multiple of nonperforming loans	17.40x	11.48x	16.63x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.1 billion of high-quality securities available for sale as of June 30, 2024. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $8.8 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2024 and December 31, 2023, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2024 was $18.4 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.4% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding as of June 30, 2024.

The Company is a member bank of the FHLB. The Company owns $32.7 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had two short-term advances outstanding at FHLB of Des Moines for $250.0 million each as of June 30, 2024, at interest rates of 5.54% and 5.47%, respectively. Additionally, in the first quarter of 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in July 2024, was renewed, and will expire in October 2024. The Company’s remaining borrowing capacity with the FHLB was $1.4 billion as of June 30, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of June 30, 2024 at an interest rate of 4.76%. As of June 30, 2024, the Company’s remaining borrowing capacity with the BTFP was $15.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.3 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $7.9 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of June 30, 2024.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or in response to Item 1A to Part II of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2024.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	—	$—	—	1,000,000
May 1 - May 31, 2024	—	—	—	1,000,000
June 1 - June 30, 2024	—	—	—	1,000,000
Total	—	$—	—

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

On July 25, 2023, the Company announced a plan to repurchase up to one million shares of common stock, which terminated April 30, 2024. On April 30, 2024, the Company announced a plan to repurchase up to one million shares of common stock, which will terminate on April 29, 2025. The Company has not made any repurchases other than through the Repurchase Authorizations, but did acquire share pursuant to the Company's share-based incentive programs. The Company is not currently engaging in repurchases. In the future, it may determine to resume repurchases. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated as of April 28, 2024, by and among Heartland Financial USA, Inc., UMB Financial Corporation and Blue Sky Merger Sub Inc. (incorporated by reference to Annex A to the join proxy statement/prospectus forming a part of the registration statement on Form S-4 and filed with the Commission on July 2, 2024).

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: August 1, 2024