Form 10-Q
period 2024-09-30
UMB FINANCIAL CORP
filed 2024-10-31
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, UMB Financial Corporation had 48,798,443 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Loans	$24,990,791	$23,172,484
Allowance for credit losses on loans	(248,907)	(219,738)
Net loans	24,741,884	22,952,746
Loans held for sale	5,176	4,420
Securities:
Available for sale (amortized cost of $7,465,379 and $7,692,860, respectively)	7,015,998	7,068,613
Held to maturity, net of allowance for credit losses of $2,762 and $3,258, respectively (fair value of $4,913,972 and $5,183,367, respectively)	5,474,710	5,688,610
Trading securities	35,839	18,093
Other securities	465,477	492,935
Total securities	12,992,024	13,268,251
Federal funds sold and securities purchased under agreements to resell	399,234	245,344
Interest-bearing due from banks	6,601,866	5,159,802
Cash and due from banks	778,069	447,201
Premises and equipment, net	222,056	241,700
Accrued income	218,651	220,306
Goodwill	207,385	207,385
Other intangibles, net	65,564	71,012
Other assets	1,264,519	1,193,507
Total assets	$47,496,428	$44,011,674

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,840,940	$12,130,662
Interest-bearing demand and savings	24,798,869	20,588,606
Time deposits under $250,000	1,245,532	2,292,899
Time deposits of $250,000 or more	817,251	780,692
Total deposits	39,702,592	35,792,859
Federal funds purchased and repurchase agreements	2,023,297	2,119,644
Short-term debt	1,050,000	1,800,000
Long-term debt	384,758	383,247
Accrued expenses and taxes	387,223	389,860
Other liabilities	413,069	425,645
Total liabilities	43,960,939	40,911,255

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,797,672 and 48,554,127 shares outstanding, respectively	55,057	55,057
Capital surplus	1,138,350	1,134,363
Retained earnings	3,074,617	2,810,824
Accumulated other comprehensive loss, net	(395,856)	(556,935)
Treasury stock, 6,259,058 and 6,502,603 shares, at cost, respectively	(336,679)	(342,890)
Total shareholders' equity	3,535,489	3,100,419
Total liabilities and shareholders' equity	$47,496,428	$44,011,674

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans	$416,400	$367,485	$1,202,317	$1,018,920
Securities:
Taxable interest	63,466	53,455	186,159	161,091
Tax-exempt interest	24,578	25,704	74,988	76,560
Total securities income	88,044	79,159	261,147	237,651
Federal funds and resell agreements	4,990	4,567	11,726	14,107
Interest-bearing due from banks	47,969	20,551	139,831	70,923
Trading securities	291	214	1,020	502
Total interest income	557,694	471,976	1,616,041	1,342,103
INTEREST EXPENSE
Deposits	262,599	191,919	726,999	490,368
Federal funds and repurchase agreements	27,070	23,076	82,813	71,123
Other	20,649	34,694	74,311	91,018
Total interest expense	310,318	249,689	884,123	652,509
Net interest income	247,376	222,287	731,918	689,594
Provision for credit losses	18,000	4,977	42,050	41,227
Net interest income after provision for credit losses	229,376	217,310	689,868	648,367
NONINTEREST INCOME
Trust and securities processing	74,222	66,668	213,710	190,616
Trading and investment banking	7,118	3,771	18,041	13,879
Service charges on deposit accounts	20,089	21,080	63,107	63,620
Insurance fees and commissions	282	272	832	771
Brokerage fees	15,749	13,400	42,929	40,680
Bankcard fees	22,394	19,296	66,708	56,047
Investment securities gains (losses), net	2,623	271	10,127	(4,153)
Other	16,266	8,559	47,452	40,139
Total noninterest income	158,743	133,317	462,906	401,599
NONINTEREST EXPENSE
Salaries and employee benefits	146,984	133,380	432,851	419,190
Occupancy, net	12,274	12,283	36,267	36,206
Equipment	15,988	17,204	48,094	52,139
Supplies and services	4,967	3,213	11,672	11,283
Marketing and business development	6,817	6,631	19,440	19,090
Processing fees	29,697	26,016	87,334	75,828
Legal and consulting	9,518	7,230	33,978	21,574
Bankcard	12,482	8,852	34,867	24,292
Amortization of other intangible assets	1,917	2,124	5,788	6,539
Regulatory fees	4,686	6,153	26,649	17,827
Other	7,124	8,355	19,385	25,198
Total noninterest expense	252,454	231,441	756,325	709,166
Income before income taxes	135,665	119,186	396,449	340,800
Income tax expense	26,022	22,632	75,203	61,699
NET INCOME	$109,643	$96,554	$321,246	$279,101

PER SHARE DATA
Net income – basic	$2.25	$1.99	$6.59	$5.76
Net income – diluted	2.23	1.98	6.56	5.73
Dividends	0.39	0.38	1.17	1.14
Weighted average shares outstanding – basic	48,775,072	48,525,776	48,727,914	48,492,022
Weighted average shares outstanding – diluted	49,078,497	48,762,696	48,993,581	48,737,065

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$109,643	$96,554	$321,246	$279,101
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	229,285	(151,753)	175,005	(145,601)
Less: Reclassification adjustment for net (gains) losses included in net income	—	(154)	(139)	279
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	9,618	10,268	27,345	30,563
Change in unrealized gains and losses on debt securities	238,903	(141,639)	202,211	(114,759)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	40,445	3,927	18,012	4,248
Less: Reclassification adjustment for net gains included in net income	(1,666)	(2,844)	(7,392)	(8,065)
Change in unrealized gains and losses on derivative hedges	38,779	1,083	10,620	(3,817)
Other comprehensive income (loss), before tax	277,682	(140,556)	212,831	(118,576)
Income tax (expense) benefit	(67,904)	34,016	(51,752)	28,940
Other comprehensive income (loss)	209,778	(106,540)	161,079	(89,636)
Comprehensive income (loss)	$319,421	$(9,986)	$482,325	$189,465

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – July 1, 2023	$55,057	$1,124,977	$2,681,448	$(685,831)	$(344,023)	$2,831,628
Total comprehensive income (loss)	—	—	96,554	(106,540)	—	(9,986)
Dividends ($0.38 per share)	—	—	(18,587)	—	—	(18,587)
Purchase of treasury stock	—	—	—	—	(194)	(194)
Issuances of equity awards, net of forfeitures	—	(351)	—	—	351	—
Recognition of equity-based compensation	—	3,528	—	—	—	3,528
Sale of treasury stock	—	52	—	—	76	128
Exercise of stock options	—	33	—	—	109	142
Balance – September 30, 2023	$55,057	$1,128,239	$2,759,415	$(792,371)	$(343,681)	$2,806,659

Balance – July 1, 2024	$55,057	$1,132,301	$2,984,152	$(605,634)	$(338,529)	$3,227,347
Total comprehensive income	—	—	109,643	209,778	—	319,421
Dividends ($0.39 per share)	—	—	(19,178)	—	—	(19,178)
Purchase of treasury stock	—	—	—	—	(201)	(201)
Issuances of equity awards, net of forfeitures	—	(256)	—	—	256	—
Recognition of equity-based compensation	—	4,846	—	—	—	4,846
Sale of treasury stock	—	112	—	—	77	189
Exercise of stock options	—	1,379	—	—	1,718	3,097
Common stock issuance costs	—	(32)	—	—	—	(32)
Balance – September 30, 2024	$55,057	$1,138,350	$3,074,617	$(395,856)	$(336,679)	$3,535,489

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2023	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income (loss)	—	—	279,101	(89,636)	—	189,465
Dividends ($1.14 per share)	—	—	(55,772)	—	—	(55,772)
Purchase of treasury stock	—	—	—	—	(8,096)	(8,096)
Issuances of equity awards, net of forfeitures	—	(10,115)	—	—	10,834	719
Recognition of equity-based compensation	—	11,983	—	—	—	11,983
Sale of treasury stock	—	167	—	—	216	383
Exercise of stock options	—	255	—	—	629	884
Balance – September 30, 2023	$55,057	$1,128,239	$2,759,415	$(792,371)	$(343,681)	$2,806,659

Balance – January 1, 2024	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419
Total comprehensive income	—	—	321,246	161,079	—	482,325
Dividends ($1.17 per share)	—	—	(57,453)	—	—	(57,453)
Purchase of treasury stock	—	—	—	—	(7,738)	(7,738)
Issuances of equity awards, net of forfeitures	—	(11,220)	—	—	11,923	703
Recognition of equity-based compensation	—	14,886	—	—	—	14,886
Sale of treasury stock	—	237	—	—	184	421
Exercise of stock options	—	1,433	—	—	1,842	3,275
Common stock issuance costs	—	(1,349)	—	—	—	(1,349)
Balance – September 30, 2024	$55,057	$1,138,350	$3,074,617	$(395,856)	$(336,679)	$3,535,489

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$321,246	$279,101
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	42,050	41,227
Net amortization of premiums and discounts from acquisition	2,457	800
Depreciation and amortization	40,057	44,576
Amortization of debt issuance costs	657	657
Deferred income tax benefit	(6,798)	(11,437)
Net increase in trading securities and other earning assets	(17,746)	(6,529)
(Gains) losses on investment securities, net	(10,127)	4,153
Gains on sales of assets	(3,210)	(4,301)
Amortization of securities premiums, net of discount accretion	20,666	32,516
Originations of loans held for sale	(60,019)	(49,300)
Gains on sales of loans held for sale, net	(1,516)	(1,218)
Proceeds from sales of loans held for sale	60,779	49,672
Equity-based compensation	15,589	12,702
Changes in:
Accrued income	2,852	(19,363)
Accrued expenses and taxes	(1,687)	77,577
Other assets and liabilities, net	(113,093)	(63,208)
Net cash provided by operating activities	292,157	387,625
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	329,830	336,216
Purchases	(97,027)	(186,010)
Securities available for sale:
Sales	19,154	22,193
Maturities, calls and principal repayments	7,104,618	1,005,538
Purchases	(6,893,491)	(522,134)
Equity securities with readily determinable fair values:
Purchases	(265)	(194)
Equity securities without readily determinable fair values:
Sales	34,267	4,883
Maturities, calls and principal repayments	56,561	314,881
Purchases	(43,488)	(397,752)
Payment of low-income housing tax credit (LIHTC) investment commitments	(29,456)	(31,251)
Net increase in loans	(1,727,556)	(1,859,649)
Net (increase) decrease in fed funds sold and resell agreements	(153,890)	710,394
Net cash activity from acquisitions and divestitures	(109,046)	(793)
Net (increase) decrease in interest-bearing balances due from other financial institutions	(24,426)	38,552
Purchases of premises and equipment	(14,026)	(23,132)
Proceeds from sales of premises and equipment	4,197	4,075
Net cash used in investing activities	(1,544,044)	(584,183)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	4,920,541	(1,633,496)
Net (decrease) increase in time deposits	(1,010,808)	2,426,115
Net decrease in fed funds purchased and repurchase agreements	(96,347)	(464,565)
Proceeds from short-term debt	500,000	32,856,000
Repayment of short-term debt	(1,250,000)	(30,556,000)
Cash dividends paid	(57,602)	(55,312)
Payment of common stock issuance costs	(1,349)	—
Proceeds from exercise of stock options and sales of treasury shares	3,696	1,267
Purchases of treasury stock	(7,738)	(8,096)
Net cash provided by financing activities	3,000,393	2,565,913
Increase in cash and cash equivalents	1,748,506	2,369,355
Cash and cash equivalents at beginning of period	5,528,258	1,557,874
Cash and cash equivalents at end of period	$7,276,764	$3,927,229

Supplemental disclosures:
Income tax payments	$76,076	$67,372
Total interest payments	879,867	577,907
Noncash disclosures:
Acquisition of low-income housing tax credit investments	$24,316	$56,922
Commitment to fund low-income housing tax credit investments	24,316	56,922
Transfer of loans to other real estate owned	828	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2024 and September 30, 2023 (in thousands):

	September 30,
	2024	2023
Due from the FRB	$6,498,695	$3,472,524
Cash and due from banks	778,069	454,705
Cash and cash equivalents at end of period	$7,276,764	$3,927,229

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $103.2 million and $82.0 million at September 30, 2024 and September 30, 2023, respectively.

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted quarter-to-date net income per share includes the dilutive effect of 303,425 and 236,920 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at September 30, 2024 and 2023, respectively. Diluted year-to-date net income per share includes the dilutive effect of 265,667 and 245,043 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company and outstanding at September 30, 2024 and 2023, respectively.

Certain options and restricted stock units issued under employee benefits plans were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2024, there were no outstanding stock options or restricted stock units excluded from the computation of diluted income per share. For the three and nine months ended September 30, 2023 there were 57,883 and 209,245, respectively, outstanding stock options and restricted stock units excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive.

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$1,646	$—	$6,682	$8,328	$10,663,344	$10,671,672
Specialty lending	—	—	—	—	473,267	473,267
Commercial real estate	1,917	—	598	2,515	9,778,484	9,780,999
Consumer real estate	921	76	11,575	12,572	3,098,507	3,111,079
Consumer	136	8	29	173	166,258	166,431
Credit cards	11,350	7,049	407	18,806	562,930	581,736
Leases and other	—	—	—	—	205,607	205,607
Total loans	$15,970	$7,133	$19,291	$42,394	$24,948,397	$24,990,791

	December 31, 2023
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,851	$—	$7,033	$9,884	$9,920,045	$9,929,929
Specialty lending	—	—	—	—	498,786	498,786
Commercial real estate	1,848	—	737	2,585	8,891,341	8,893,926
Consumer real estate	1,137	—	5,058	6,195	2,954,437	2,960,632
Consumer	104	55	28	187	163,104	163,291
Credit cards	5,343	3,056	285	8,684	415,272	423,956
Leases and other	—	—	71	71	301,893	301,964
Total loans	$11,283	$3,111	$13,212	$27,606	$23,144,878	$23,172,484

The Company sold consumer real estate loans with proceeds of $60.8 million and $49.7 million in the secondary market without recourse during the nine months ended September 30, 2024 and 2023, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $19.3 million and $13.2 million at September 30, 2024 and December 31, 2023, respectively. Restructured loans totaled $200 thousand and $548 thousand at September 30, 2024 and December 31, 2023, respectively. Loans 90 days past due and still accruing interest amounted to $7.1 million and $3.1 million at September 30, 2024 and December 31, 2023, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2024 and 2023. Nonaccrual loans with no related allowance for credit losses totaled $19.3 million and $13.2 million at September 30, 2024 and December 31, 2023, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$6,682	$6,682
Specialty lending	—	—
Commercial real estate	598	598
Consumer real estate	11,575	11,575
Consumer	29	29
Credit cards	407	407
Leases and other	—	—
Total loans	$19,291	$19,291

	December 31, 2023
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$7,033	$7,033
Specialty lending	—	—
Commercial real estate	737	737
Consumer real estate	5,058	5,058
Consumer	28	28
Credit cards	285	285
Leases and other	71	71
Total loans	$13,212	$13,212

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of September 30, 2024 and December 31, 2023, as well as the gross charge-offs by loan class and origination year for the nine months ended September 30, 2024 (in thousands):

	September 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,662,078	$1,421,119	$1,061,876	$842,182	$317,214	$203,349	$4,989,858	$2,371	$10,500,047
Agriculture	12,739	5,889	3,605	2,697	462	246	135,047	400	161,085
Overdrafts	—	—	—	—	—	—	10,540	—	10,540
Total Commercial and industrial	1,674,817	1,427,008	1,065,481	844,879	317,676	203,595	5,135,445	2,771	10,671,672
Current period charge-offs	—	599	43	22	11	404	807	—	1,886
Specialty lending:
Asset-based lending	5,116	—	8,794	31,436	30,811	—	397,110	—	473,267
Total Specialty lending	5,116	—	8,794	31,436	30,811	—	397,110	—	473,267
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	247,729	283,630	608,943	453,630	303,346	299,824	50,839	540	2,248,481
Non-owner-occupied	521,219	563,528	889,388	783,800	408,997	329,944	33,080	—	3,529,956
Farmland	44,144	47,678	58,890	36,959	187,088	26,481	102,243	324	503,807
5+ Multi-family	73,224	34,690	184,269	228,306	29,018	20,091	8,751	—	578,349
1-4 Family construction	28,607	12,076	55,920	—	—	—	3,113	—	99,716
General construction	286,145	679,619	1,429,098	349,096	4,093	563	70,972	1,104	2,820,690
Total Commercial real estate	1,201,068	1,621,221	3,226,508	1,851,791	932,542	676,903	268,998	1,968	9,780,999
Current period charge-offs	—	—	—	236	—	14	—	—	250
Consumer real estate:
HELOC	90	—	460	202	284	4,868	366,946	1,271	374,121
First lien: 1-4 family	301,109	376,391	573,604	647,758	510,430	282,829	—	—	2,692,121
Junior lien: 1-4 family	11,346	10,839	10,490	6,025	3,220	2,842	75	—	44,837
Total Consumer real estate	312,545	387,230	584,554	653,985	513,934	290,539	367,021	1,271	3,111,079
Current period charge-offs	—	49	57	—	—	27	175	—	308
Consumer:
Revolving line	35	—	—	—	—	—	84,132	316	84,483
Auto	7,559	8,378	4,077	2,362	976	392	—	—	23,744
Other	4,984	3,155	14,303	25,743	372	832	8,815	—	58,204
Total Consumer	12,578	11,533	18,380	28,105	1,348	1,224	92,947	316	166,431
Current period charge-offs	—	24	76	1	—	2	923	—	1,026
Credit cards:
Consumer	—	—	—	—	—	—	314,163	—	314,163
Commercial	—	—	—	—	—	—	267,573	—	267,573
Total Credit cards	—	—	—	—	—	—	581,736	—	581,736
Current period charge-offs	—	—	—	—	—	—	15,098	—	15,098
Leases and other:
Leases	—	—	—	—	—	1,510	—	—	1,510
Other	18,596	61,169	58,484	13,690	13,268	11,280	27,610	—	204,097
Total Leases and other	18,596	61,169	58,484	13,690	13,268	12,790	27,610	—	205,607
Current period charge-offs	—	—	—	—	4	—	—	—	4
Total loans	$3,224,720	$3,508,161	$4,962,201	$3,423,886	$1,809,579	$1,185,051	$6,870,867	$6,326	$24,990,791

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture	13,934	5,840	3,785	920	477	239	169,173	—	194,368
Overdrafts	—	—	—	—	—	—	3,478	—	3,478
Total Commercial and industrial	1,801,235	1,492,449	1,127,517	413,196	203,304	97,369	4,788,523	6,336	9,929,929
Specialty lending:
Asset-based lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Total Specialty lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Commercial real estate:
Owner-occupied	276,284	629,514	499,020	335,133	152,539	215,373	30,842	—	2,138,705
Non-owner-occupied	556,369	901,614	849,496	449,547	293,531	185,679	36,313	—	3,272,549
Farmland	75,418	71,087	39,128	195,750	15,608	19,700	89,291	—	505,982
5+ Multi-family	34,714	27,668	240,724	29,840	16,861	4,982	9,274	—	364,063
1-4 Family construction	49,327	51,360	—	—	—	—	3,286	3,394	107,367
General construction	574,661	1,340,152	515,289	4,220	636	130	70,172	—	2,505,260
Total Commercial real estate	1,566,773	3,021,395	2,143,657	1,014,490	479,175	425,864	239,178	3,394	8,893,926
Consumer real estate:
HELOC	150	650	—	497	82	4,958	355,105	1,364	362,806
First lien: 1-4 family	419,312	585,401	682,008	548,859	158,228	165,197	2	—	2,559,007
Junior lien: 1-4 family	12,117	11,943	6,861	3,927	2,117	1,769	85	—	38,819
Total Consumer real estate	431,579	597,994	688,869	553,283	160,427	171,924	355,192	1,364	2,960,632
Consumer:
Revolving line	48	—	—	—	—	—	56,272	—	56,320
Auto	11,509	6,013	3,922	2,170	1,088	158	—	—	24,860
Other	4,853	22,147	26,125	574	365	1,243	26,804	—	82,111
Total Consumer	16,410	28,160	30,047	2,744	1,453	1,401	83,076	—	163,291
Credit cards:
Consumer	—	—	—	—	—	—	197,095	—	197,095
Commercial	—	—	—	—	—	—	226,861	—	226,861
Total Credit cards	—	—	—	—	—	—	423,956	—	423,956
Leases and other:
Leases	—	—	—	—	610	1,106	—	—	1,716
Other	100,484	95,909	16,968	16,949	1,620	13,966	54,352	—	300,248
Total Leases and other	100,484	95,909	16,968	16,949	2,230	15,072	54,352	—	301,964
Total loans	$3,930,419	$5,252,010	$4,042,524	$2,032,891	$846,589	$711,630	$6,345,327	$11,094	$23,172,484

Accrued interest on loans totaled $120.4 million and $119.6 million as of September 30, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grading of specified classes of loans, net charge-offs, non-performing loans, and general economic conditions.

The Company utilizes a risk grading matrix to assign a rating to each of its commercial, commercial real estate, and construction real estate loans. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. The loan ratings are summarized into the following categories: Pass, Special Mention, Substandard, and Doubtful. Any loan not classified in one of the categories described below is considered to be a Pass loan. A description of the general characteristics of the loan rating categories is as follows:

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$1,611,855	$1,395,688	$995,069	$820,239	$316,176	$198,413	$4,781,179	$875	$10,119,494
Special Mention	2,453	22,583	10,773	9,845	62	—	88,962	—	134,678
Substandard	46,628	2,848	56,034	12,098	976	4,936	119,717	210	243,447
Doubtful	1,142	—	—	—	—	—	—	1,286	2,428
Total Equipment/Accounts Receivable/Inventory	$1,662,078	$1,421,119	$1,061,876	$842,182	$317,214	$203,349	$4,989,858	$2,371	$10,500,047
Agriculture
Pass	$4,575	$5,889	$3,605	$2,697	$462	$246	$132,801	$400	$150,675
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	8,164	—	—	—	—	—	2,246	—	10,410
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$12,739	$5,889	$3,605	$2,697	$462	$246	$135,047	$400	$161,085

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$1,767,383	$1,462,714	$1,115,205	$411,441	$194,181	$94,606	$4,473,085	$6,243	$9,524,858
Special Mention	3,000	17,857	5,186	214	—	—	39,059	—	65,316
Substandard	15,708	6,038	3,341	621	8,646	2,524	103,728	93	140,699
Doubtful	1,210	—	—	—	—	—	—	—	1,210
Total Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture
Pass	$13,934	$5,122	$3,785	$839	$477	$239	$159,565	$—	$183,961
Special Mention	—	66	—	—	—	—	1,236	—	1,302
Substandard	—	652	—	81	—	—	8,372	—	9,105
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,934	$5,840	$3,785	$920	$477	$239	$169,173	$—	$194,368

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of September 30, 2024 and December 31, 2023 (in thousands):

	Asset-based lending
Risk	September 30, 2024	December 31, 2023
In-margin	$473,267	$498,786
Out-of-margin	—	—
Total	$473,267	$498,786

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$212,334	$283,561	$606,230	$451,594	$298,553	$293,345	$50,839	$540	$2,196,996
Special Mention	30,803	—	1,046	1,993	4,787	—	—	—	38,629
Substandard	4,592	69	1,667	43	6	6,479	—	—	12,856
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$247,729	$283,630	$608,943	$453,630	$303,346	$299,824	$50,839	$540	$2,248,481
Non-owner-occupied
Pass	$520,732	$550,501	$864,388	$783,800	$408,997	$329,944	$33,080	$—	$3,491,442
Special Mention	487	13,027	25,000	—	—	—	—	—	38,514
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$521,219	$563,528	$889,388	$783,800	$408,997	$329,944	$33,080	$—	$3,529,956
Farmland
Pass	$25,330	$45,345	$46,487	$36,959	$186,094	$19,999	$101,243	$—	$461,457
Special Mention	999	—	12,403	—	—	—	1,000	—	14,402
Substandard	17,815	2,333	—	—	994	6,482	—	324	27,948
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$44,144	$47,678	$58,890	$36,959	$187,088	$26,481	$102,243	$324	$503,807
5+ Multi-family
Pass	$73,224	$34,690	$184,269	$228,306	$29,018	$20,091	$8,751	$—	$578,349
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$73,224	$34,690	$184,269	$228,306	$29,018	$20,091	$8,751	$—	$578,349
1-4 Family construction
Pass	$28,607	$12,076	$55,920	$—	$—	$—	$3,113	$—	$99,716
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$28,607	$12,076	$55,920	$—	$—	$—	$3,113	$—	$99,716
General construction
Pass	$286,036	$679,619	$1,429,098	$349,096	$4,093	$553	$70,972	$1,104	$2,820,571
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	10	—	—	10
Doubtful	109	—	—	—	—	—	—	—	109
Total General construction	$286,145	$679,619	$1,429,098	$349,096	$4,093	$563	$70,972	$1,104	$2,820,690

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$271,840	$626,119	$485,343	$328,379	$145,975	$214,031	$30,113	$—	$2,101,800
Special Mention	—	1,609	12,911	6,741	4,015	—	729	—	26,005
Substandard	4,444	1,786	766	13	2,549	1,342	—	—	10,900
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$276,284	$629,514	$499,020	$335,133	$152,539	$215,373	$30,842	$—	$2,138,705
Non-owner-occupied
Pass	$531,835	$901,614	$824,434	$449,547	$293,531	$185,679	$36,313	$—	$3,222,953
Special Mention	24,534	—	24,404	—	—	—	—	—	48,938
Substandard	—	—	658	—	—	—	—	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$556,369	$901,614	$849,496	$449,547	$293,531	$185,679	$36,313	$—	$3,272,549
Farmland
Pass	$48,615	$62,594	$38,806	$195,234	$11,735	$19,168	$89,291	$—	$465,443
Special Mention	2,358	428	—	493	3,627	—	—	—	6,906
Substandard	24,445	8,065	322	23	246	532	—	—	33,633
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$75,418	$71,087	$39,128	$195,750	$15,608	$19,700	$89,291	$—	$505,982
5+ Multi-family
Pass	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
1-4 Family construction
Pass	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
General construction
Pass	$574,401	$1,340,152	$507,276	$4,220	$636	$117	$70,172	$—	$2,496,974
Special Mention	180	—	—	—	—	—	—	—	180
Substandard	—	—	8,013	—	—	13	—	—	8,026
Doubtful	80	—	—	—	—	—	—	—	80
Total General construction	$574,661	$1,340,152	$515,289	$4,220	$636	$130	$70,172	$—	$2,505,260

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$90	$—	$460	$202	$265	$3,769	$366,946	$671	$372,403
Non-performing	—	—	—	—	19	1,099	—	600	1,718
Total HELOC	$90	$—	$460	$202	$284	$4,868	$366,946	$1,271	$374,121
First lien: 1-4 family
Performing	$300,778	$374,444	$568,721	$646,282	$510,281	$281,847	$—	$—	$2,682,353
Non-performing	331	1,947	4,883	1,476	149	982	—	—	9,768
Total First lien: 1-4 family	$301,109	$376,391	$573,604	$647,758	$510,430	$282,829	$—	$—	$2,692,121
Junior lien: 1-4 family
Performing	$11,346	$10,821	$10,460	$6,025	$3,220	$2,802	$75	$—	$44,749
Non-performing	—	18	30	—	—	40	—	—	88
Total Junior lien: 1-4 family	$11,346	$10,839	$10,490	$6,025	$3,220	$2,842	$75	$—	$44,837

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$150	$579	$—	$466	$82	$3,737	$355,047	$1,308	$361,369
Non-performing	—	71	—	31	—	1,221	58	56	1,437
Total HELOC	$150	$650	$—	$497	$82	$4,958	$355,105	$1,364	$362,806
First lien: 1-4 family
Performing	$418,766	$583,711	$681,921	$548,736	$158,037	$164,315	$2	$—	$2,555,488
Non-performing	546	1,690	87	123	191	882	—	—	3,519
Total First lien: 1-4 family	$419,312	$585,401	$682,008	$548,859	$158,228	$165,197	$2	$—	$2,559,007
Junior lien: 1-4 family
Performing	$12,094	$11,911	$6,861	$3,927	$2,117	$1,722	$85	$—	$38,717
Non-performing	23	32	—	—	—	47	—	—	102
Total Junior lien: 1-4 family	$12,117	$11,943	$6,861	$3,927	$2,117	$1,769	$85	$—	$38,819

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$35	$—	$—	$—	$—	$—	$84,132	$316	$84,483
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$35	$—	$—	$—	$—	$—	$84,132	$316	$84,483
Auto
Performing	$7,559	$8,378	$4,077	$2,353	$976	$391	$—	$—	$23,734
Non-performing	—	—	—	9	—	1	—	—	10
Total Auto	$7,559	$8,378	$4,077	$2,362	$976	$392	$—	$—	$23,744
Other
Performing	$4,971	$3,155	$14,303	$25,737	$372	$832	$8,815	$—	$58,185
Non-performing	13	—	—	6	—	—	—	—	19
Total Other	$4,984	$3,155	$14,303	$25,743	$372	$832	$8,815	$—	$58,204

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Auto
Performing	$11,509	$6,013	$3,908	$2,170	$1,088	$158	$—	$—	$24,846
Non-performing	—	—	14	—	—	—	—	—	14
Total Auto	$11,509	$6,013	$3,922	$2,170	$1,088	$158	$—	$—	$24,860
Other
Performing	$4,853	$22,133	$26,125	$574	$365	$1,243	$26,804	$—	$82,097
Non-performing	—	14	—	—	—	—	—	—	14
Total Other	$4,853	$22,147	$26,125	$574	$365	$1,243	$26,804	$—	$82,111

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of September 30, 2024 and December 31, 2023 (in thousands):

	Consumer
Risk	September 30, 2024	December 31, 2023
Transactor accounts	$90,627	$74,330
Revolver accounts (by credit score):
Less than 600	16,299	7,140
600-619	8,588	3,572
620-639	14,044	5,343
640-659	20,142	9,536
660-679	20,147	9,642
680-699	23,960	11,220
700-719	25,532	13,489
720-739	22,461	12,896
740-759	18,927	12,434
760-779	18,570	12,955
780-799	17,353	11,822
800-819	10,984	7,808
820-839	5,503	4,054
840+	1,026	854
Total	$314,163	$197,095

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of September 30, 2024 and December 31, 2023 (in thousands):

	Commercial
Risk	September 30, 2024	December 31, 2023
Current	$250,571	$207,520
Past Due	17,002	19,341
Total	$267,573	$226,861

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2024 and December 31, 2023 (in thousands):

	Leases		Other
Risk	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Pass	$1,510	$1,716	$204,072	$300,152
Special Mention	—	—	—	—
Substandard	—	—	25	96
Doubtful	—	—	—	—
Total	$1,510	$1,716	$204,097	$300,248

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended September 30, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$150,526	$—	$68,862	$3,567	$632	$13,936	$1,644	$239,167	$2,956	$242,123
Charge-offs	(892)	—	—	(132)	(357)	(7,852)	(4)	(9,237)	—	(9,237)
Recoveries	219	1	—	22	40	498	3	783	—	783
Provision	7,630	(1)	3,238	287	188	7,106	(254)	18,194	(194)	18,000
Ending balance - ACL	$157,483	$—	$72,100	$3,744	$503	$13,688	$1,389	$248,907	$2,762	$251,669
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,205	$—	$1,681	$80	$13	$—	$115	$4,094	$44	$4,138
Provision	231	—	(235)	5	3	—	20	24	(24)	—
Ending balance - ACL on off-balance sheet	$2,436	$—	$1,446	$85	$16	$—	$135	$4,118	$20	$4,138

	Three Months Ended September 30, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$163,810	$—	$42,192	$6,527	$417	$7,231	$1,984	$222,161	$2,828	$224,989
Charge-offs	(1,908)	(762)	—	(11)	(254)	(2,511)	—	(5,446)	—	(5,446)
Recoveries	445	—	—	6	32	345	—	828	—	828
Provision	(4,129)	762	3,524	304	303	2,651	504	3,919	58	3,977
Ending balance - ACL	$158,218	$—	$45,716	$6,826	$498	$7,716	$2,488	$221,462	$2,886	$224,348
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,079	$186	$430	$119	$12	$—	$177	$4,003	$85	$4,088
Provision	1,013	—	30	(2)	(3)	—	(17)	1,021	(21)	1,000
Ending balance - ACL on off-balance sheet	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088

	Nine Months Ended September 30, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$155,658	$—	$45,507	$6,941	$1,089	$7,935	$2,608	$219,738	$3,258	$222,996
Charge-offs	(1,886)	—	(250)	(308)	(1,026)	(15,098)	(4)	(18,572)	—	(18,572)
Recoveries	1,837	3	—	632	138	1,632	3	4,245	—	4,245
Provision	1,874	(3)	26,843	(3,521)	302	19,219	(1,218)	43,496	(496)	43,000
Ending balance - ACL	$157,483	$—	$72,100	$3,744	$503	$13,688	$1,389	$248,907	$2,762	$251,669
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088
Provision	(1,656)	(186)	986	(32)	7	—	(25)	(906)	(44)	(950)
Ending balance - ACL on off-balance sheet	$2,436	$—	$1,446	$85	$16	$—	$135	$4,118	$20	$4,138

	Nine Months Ended September 30, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Charge-offs	(4,727)	(762)	(21)	(1,153)	(934)	(6,181)	—	(13,778)	—	(13,778)
Recoveries	3,331	1	21	24	154	1,125	—	4,656	—	4,656
Provision	22,877	761	6,346	1,807	784	5,906	267	38,748	479	39,227
Ending balance - ACL	$158,218	$—	$45,716	$6,826	$498	$7,716	$2,488	$221,462	$2,886	$224,348
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	1,914	—	42	(7)	(4)	—	98	2,043	(43)	2,000
Ending balance - ACL on off-balance sheet	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$6,682	$—	$6,682
Agriculture	—	—	—
Total Commercial and industrial	6,682	—	6,682
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	501	—	501
Non-owner-occupied	—	—	—
Farmland	135	—	135
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	119	—	119
Total Commercial real estate	755	—	755
Consumer real estate:
HELOC	1,718	—	1,718
First lien: 1-4 family	9,769	—	9,769
Junior lien: 1-4 family	88	—	88
Total Consumer real estate	11,575	—	11,575
Consumer:
Revolving line	—	—	—
Auto	10	—	10
Other	19	—	19
Total Consumer	29	—	29
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$19,041	$—	$19,041

	December 31, 2023
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$7,033	$—	$7,033
Agriculture	—	—	—
Total Commercial and industrial	7,033	—	7,033
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	632	—	632
Non-owner-occupied	—	—	—
Farmland	175	—	175
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	93	—	93
Total Commercial real estate	900	—	900
Consumer real estate:
HELOC	1,437	—	1,437
First lien: 1-4 family	3,519	—	3,519
Junior lien: 1-4 family	102	—	102
Total Consumer real estate	5,058	—	5,058
Consumer:
Revolving line	—	—	—
Auto	14	—	14
Other	14	—	14
Total Consumer	28	—	28
Leases and other:
Leases	—	—	—
Other	71	—	71
Total Leases and other	71	—	71
Total loans	$13,090	$—	$13,090

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

For the three months ended September 30, 2024, the Company had no new modifications. For the nine months ended September 30, 2024, the Company had two modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $291 thousand and a total post-modification loan balance of $293 thousand. For the three and nine-months ended September 30, 2023, the Company had no new modifications.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of September 30, 2024 and 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three and nine months ended September 30, 2024 and 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$872,876	$12,144	$(2,480)	$882,540
U.S. Agencies	161,852	864	(895)	161,821
Mortgage-backed	4,415,662	16,395	(394,116)	4,037,941
State and political subdivisions	1,323,422	2,275	(66,451)	1,259,246
Corporates	340,200	22	(17,820)	322,402
Collateralized loan obligations	351,367	892	(211)	352,048
Total	$7,465,379	$32,592	$(481,973)	$7,015,998

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,308,689	$254	$(10,201)	$1,298,742
U.S. Agencies	162,406	252	(2,937)	159,721
Mortgage-backed	4,128,576	949	(508,740)	3,620,785
State and political subdivisions	1,359,744	2,218	(74,987)	1,286,975
Corporates	382,069	—	(30,794)	351,275
Collateralized loan obligations	351,376	811	(1,072)	351,115
Total	$7,692,860	$4,484	$(628,731)	$7,068,613

The following table presents contractual maturity information for securities available for sale at September 30, 2024 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$417,594	$413,416
Due after 1 year through 5 years	1,502,487	1,501,582
Due after 5 years through 10 years	569,856	545,745
Due after 10 years	559,780	517,314
Total	3,049,717	2,978,057
Mortgage-backed securities	4,415,662	4,037,941
Total securities available for sale	$7,465,379	$7,015,998

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the nine months ended September 30, 2024 and September 30, 2023, there were $19.2 million and $22.2 million, respectively, in proceeds from sales of securities available for sale. Securities transactions resulted in gross realized gains of $139 thousand for the nine months ended September 30, 2024. There were $154 thousand of gross realized gains and $2 thousand of gross realized losses for the nine months ended September 30, 2023.

There were $9.4 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2024 and December 31, 2023, respectively.

Accrued interest on securities available for sale totaled $31.0 million and $31.6 million as of September 30, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023 (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	7	$77,337	$(220)	10	$145,491	$(2,260)	17	$222,828	$(2,480)
U.S. Agencies	—	—	—	7	88,736	(895)	7	88,736	(895)
Mortgage-backed	13	116,390	(440)	837	3,276,187	(393,676)	850	3,392,577	(394,116)
State and political subdivisions	90	70,861	(7,580)	1,588	942,468	(58,871)	1,678	1,013,329	(66,451)
Corporates	—	—	—	243	320,380	(17,820)	243	320,380	(17,820)
Collateralized loan obligations	16	111,998	(135)	6	40,506	(76)	22	152,504	(211)
Total	126	$376,586	$(8,375)	2,691	$4,813,768	$(473,598)	2,817	$5,190,354	$(481,973)

	Less than 12 months			12 months or more			Total
December 31, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$509,946	$(267)	63	$745,573	$(9,934)	71	$1,255,519	$(10,201)
U.S. Agencies	—	—	—	16	116,324	(2,937)	16	116,324	(2,937)
Mortgage-backed	14	19,154	(476)	852	3,526,296	(508,264)	866	3,545,450	(508,740)
State and political subdivisions	388	200,835	(9,202)	1,476	890,545	(65,785)	1,864	1,091,380	(74,987)
Corporates	—	—	—	267	351,275	(30,794)	267	351,275	(30,794)
Collateralized loan obligations	1	4,246	(4)	32	210,872	(1,068)	33	215,118	(1,072)
Total	411	$734,181	$(9,949)	2,706	$5,840,885	$(618,782)	3,117	$6,575,066	$(628,731)

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

As of September 30, 2024 and December 31, 2023, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at September 30, 2024 and December 31, 2023, respectively (in thousands):

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$116,301	$—	$(1,068)	$115,233	$—	$116,301
Mortgage-backed	2,574,440	50	(312,069)	2,262,421	—	2,574,440
State and political subdivisions	2,786,731	6,870	(257,283)	2,536,318	(2,762)	2,783,969
Total	$5,477,472	$6,920	$(570,420)	$4,913,972	$(2,762)	$5,474,710

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$123,210	$—	$(2,686)	$120,524	$—	$123,210
Mortgage-backed	2,738,253	18	(356,657)	2,381,614	—	2,738,253
State and political subdivisions	2,830,405	21,021	(170,197)	2,681,229	(3,258)	2,827,147
Total	$5,691,868	$21,039	$(529,540)	$5,183,367	$(3,258)	$5,688,610

The following table presents contractual maturity information for securities held to maturity at September 30, 2024 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$212,587	$211,059
Due after 1 year through 5 years	231,096	221,526
Due after 5 years through 10 years	818,833	739,559
Due after 10 years	1,640,516	1,479,407
Total	2,903,032	2,651,551
Mortgage-backed securities	2,574,440	2,262,421
Total securities held to maturity	$5,477,472	$4,913,972

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the nine months ended September 30, 2024 or 2023.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $179.8 million and $207.2 million at September 30, 2024 and December 31, 2023, respectively.

Accrued interest on securities held to maturity totaled $23.2 million and $27.2 million as of September 30, 2024 and December 31, 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023, respectively (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	10	$115,233	$(1,068)	10	$115,233	$(1,068)
Mortgage-backed	—	—	—	263	2,258,726	(312,069)	263	2,258,726	(312,069)
State and political subdivisions	52	274,996	(20,419)	1,422	1,928,875	(236,864)	1,474	2,203,871	(257,283)
Total	52	$274,996	$(20,419)	1,695	$4,302,834	$(550,001)	1,747	$4,577,830	$(570,420)

	Less than 12 months			12 months or more			Total
December 31, 2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	11	$120,524	$(2,686)	11	$120,524	$(2,686)
Mortgage-backed	2	1,469	(14)	263	2,377,922	(356,643)	265	2,379,391	(356,657)
State and political subdivisions	146	570,950	(22,557)	1,343	1,612,442	(147,640)	1,489	2,183,392	(170,197)
Total	148	$572,419	$(22,571)	1,617	$4,110,888	$(506,969)	1,765	$4,683,307	$(529,540)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity investments at September 30, 2024 and December 31, 2023 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
September 30, 2024	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$433,791	$655,355	$26,259	$22,062	$1,137,467
Utilities	759,859	762,380	99,953	26,432	640	—	1,649,264
Total state and political subdivisions	$759,859	$762,380	$533,744	$681,787	$26,899	$22,062	$2,786,731

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2023	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$—	$7,704	$464,349	$641,743	$30,734	$15,326	$2,649	$1,162,505
Utilities	757,381	795,448	87,736	26,720	615	—	—	1,667,900
Total state and political subdivisions	$757,381	$803,152	$552,085	$668,463	$31,349	$15,326	$2,649	$2,830,405

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

All held-to-maturity securities were current and not past due at September 30, 2024 and December 31, 2023.

Trading Securities

There were net unrealized gains on trading securities of $44 thousand and net unrealized losses of $248 thousand at September 30, 2024 and 2023, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $11.3 million and $8.0 million at September 30, 2024 and December 31, 2023, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
FRB and FHLB stock	$53,922	$87,672
Equity securities with readily determinable fair values	11,783	11,228
Equity securities without readily determinable fair values	399,772	394,035
Total	$465,477	$492,935

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

Investment Securities Gains, Net

The table below presents the components of Investments securities gains (losses), net for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment securities gains (losses), net
Available-for-sale debt securities:
Gains realized on sales	$—	$154	$139	$154
Losses realized on sales	—	—	—	(2)
Impairment of AFS security	—	—	—	(4,925)
Equity securities with readily determinable fair values:
Fair value adjustments, net	340	(223)	291	(197)
Equity securities without readily determinable fair values:
Fair value adjustments, net	738	340	(2,277)	817
Sales	1,545	—	11,974	—
Total investment securities gains (losses), net	$2,623	$271	$10,127	$(4,153)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2024 and December 31, 2023 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2024	$63,113	$76,492	$67,780	$207,385
Balances as of September 30, 2024	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2023	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2023	$63,113	$76,492	$67,780	$207,385

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$86,800	$89,145
Accumulated amortization	1,484	22,097	23,581
Net carrying amount	$861	$64,703	$65,564

	As of December 31, 2023
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$109,978	$112,323
Accumulated amortization	1,135	40,176	41,311
Net carrying amount	$1,210	$69,802	$71,012

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Aggregate amortization expense	$1,917	$2,124	$5,788	$6,539

The following table lists estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2024	$1,917
For the year ending December 31, 2025	7,510
For the year ending December 31, 2026	6,650
For the year ending December 31, 2027	4,678
For the year ending December 31, 2028	4,566

7. Borrowed Funds

The components of the Company's short-term and long-term debt are as follows (in thousands):

	September 30, 2024	December 31, 2023
Short-term debt:
Federal Home Loan Bank 5.47% and 5.04%, respectively	$250,000	$1,000,000
Federal Reserve Discount Window 4.76% and 4.83%, respectively	800,000	800,000
Total short-term debt	1,050,000	1,800,000
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 6.89%	18,840	18,607
Marquette Capital Trust II Subordinated Debentures 6.89%	19,348	19,132
Marquette Capital Trust III Subordinated Debentures 6.51%	7,600	7,517
Marquette Capital Trust IV Subordinated Debentures 6.81%	30,678	30,356
Subordinated notes 3.70%, net of issuance costs	199,569	199,232
Subordinated notes 6.25%, net of issuance costs	108,723	108,403
Total long-term debt	384,758	383,247
Total borrowed funds	$1,434,758	$2,183,247

The Company assumed long-term debt obligations from the acquisition of Marquette Financial Companies (Marquette) consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $76.5 million and $75.6 million as of September 30, 2024 and December 31, 2023, respectively. Interest rates on trust preferred securities are tied to the three-month term Secured Overnight Financing Rate (SOFR) with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.4 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.3 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines. Through this relationship, the Company purchased $21.4 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had one short-term advance for $250.0 million outstanding at FHLB of Des Moines as of September 30, 2024. This advance matured in October 2024. Additionally, during 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in October 2024 and was subsequently renewed with an expiration date in January 2025. The Company’s borrowing capacity with the FHLB was $1.6 billion as of September 30, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's Bank Term Funding Program (BTFP) as of September 30, 2024. The BTFP borrowing was repaid in October 2024 in advance of its maturity. The Company’s remaining borrowing capacity with the BTFP was $18.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.8 billion as of September 30, 2024.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2024 and December 31, 2023, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2024
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$194,111	$—	$—	$—	$194,111
U.S. Agencies	1,444,382	31,560	339,979	500	1,816,421
Total repurchase agreements	$1,638,493	$31,560	$339,979	$500	$2,010,532

	As of December 31, 2023
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$119,528	$—	$43,618	$163,146
U.S. Agencies	1,711,014	186,289	45,382	1,942,685
Total repurchase agreements	$1,830,542	$186,289	$89,000	$2,105,831

8. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment). The Company’s senior executive officers regularly evaluate the Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2024. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows (in thousands):

	Three Months Ended September 30, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$167,769	$45,341	$34,266	$247,376
Provision for credit losses	15,764	435	1,801	18,000
Noninterest income	30,223	100,687	27,833	158,743
Noninterest expense	85,198	102,565	64,691	252,454
Income (loss) before taxes	97,030	43,028	(4,393)	135,665
Income tax expense (benefit)	18,527	8,147	(652)	26,022
Net income (loss)	$78,503	$34,881	$(3,741)	$109,643
Average assets	$21,525,000	$14,596,000	$7,146,000	$43,267,000

	Three Months Ended September 30, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$148,666	$43,133	$30,488	$222,287
Provision for credit losses	3,010	423	1,544	4,977
Noninterest income	23,091	86,521	23,705	133,317
Noninterest expense	81,767	87,502	62,172	231,441
Income (loss) before taxes	86,980	41,729	(9,523)	119,186
Income tax expense (benefit)	16,181	7,797	(1,346)	22,632
Net income (loss)	$70,799	$33,932	$(8,177)	$96,554
Average assets	$20,838,000	$12,232,000	$6,454,000	$39,524,000

	Nine Months Ended September 30, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$485,503	$146,703	$99,712	$731,918
Provision for credit losses	34,763	1,760	5,527	42,050
Noninterest income	100,908	288,495	73,503	462,906
Noninterest expense	263,397	298,472	194,456	756,325
Income (loss) before taxes	288,251	134,966	(26,768)	396,449
Income tax expense (benefit)	53,747	25,016	(3,560)	75,203
Net income (loss)	$234,504	$109,950	$(23,208)	$321,246
Average assets	$21,386,000	$14,194,000	$7,006,000	$42,586,000

	Nine Months Ended September 30, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$444,083	$148,615	$96,896	$689,594
Provision for credit losses	35,110	754	5,363	41,227
Noninterest income	71,658	257,573	72,368	401,599
Noninterest expense	251,667	268,464	189,035	709,166
Income (loss) before taxes	228,964	136,970	(25,134)	340,800
Income tax expense (benefit)	40,727	24,405	(3,433)	61,699
Net income (loss)	$188,237	$112,565	$(21,701)	$279,101
Average assets	$20,425,000	$12,476,000	$6,571,000	$39,472,000

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

The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended September 30, 2024 and September 30, 2023, the Company had $10.2 million and $9.6 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Income Statements related to rebates and rewards programs that are outside of the scope of ASC 606. For the nine months ended September 30, 2024 and September 30, 2023, the Company had $28.5 million and $30.3 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2024. Total receivables from revenue recognized under the scope of ASC 606 were $88.1 million and $86.6 million as of September 30, 2024 and December 31, 2023, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following table depicts the disaggregation of noninterest income according to revenue stream and Business Segment for the three and nine months ended September 30, 2024 and September 30, 2023. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2024 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$59,843	$14,379	$—	$74,222
Trading and investment banking	—	211	—	6,907	7,118
Service charges on deposit accounts	10,543	8,119	1,401	26	20,089
Insurance fees and commissions	—	—	282	—	282
Brokerage fees	68	13,689	1,992	—	15,749
Bankcard fees	18,776	8,421	5,377	(10,180)	22,394
Investment securities gains, net	—	—	—	2,623	2,623
Other	1,169	674	740	13,683	16,266
Total Noninterest income	$30,556	$90,957	$24,171	$13,059	$158,743

	Three Months Ended September 30, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$52,939	$13,729	$—	$66,668
Trading and investment banking	—	118	—	3,653	3,771
Service charges on deposit accounts	9,845	9,917	1,292	26	21,080
Insurance fees and commissions	—	—	272	—	272
Brokerage fees	69	11,353	1,978	—	13,400
Bankcard fees	16,763	6,337	5,483	(9,287)	19,296
Investment securities gains, net	—	—	—	271	271
Other	223	839	653	6,844	8,559
Total Noninterest income	$26,900	$81,503	$23,407	$1,507	$133,317

	Nine Months Ended September 30, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$170,394	$43,316	$—	$213,710
Trading and investment banking	—	757	—	17,284	18,041
Service charges on deposit accounts	31,386	27,638	4,002	81	63,107
Insurance fees and commissions	—	—	832	—	832
Brokerage fees	201	37,091	5,637	—	42,929
Bankcard fees	54,099	25,077	15,978	(28,446)	66,708
Investment securities gains, net	—	—	—	10,127	10,127
Other	1,469	2,261	2,074	41,648	47,452
Total Noninterest income	$87,155	$263,218	$71,839	$40,694	$462,906

	Nine Months Ended September 30, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$150,531	$40,085	$—	$190,616
Trading and investment banking	—	431	—	13,448	13,879
Service charges on deposit accounts	28,150	30,815	4,587	68	63,620
Insurance fees and commissions	—	—	771	—	771
Brokerage fees	197	34,835	5,648	—	40,680
Bankcard fees	49,263	19,677	16,775	(29,668)	56,047
Investment securities losses, net	—	—	—	(4,153)	(4,153)
Other	613	1,817	1,971	35,738	40,139
Total Noninterest income	$78,223	$238,106	$69,837	$15,433	$401,599

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

	Contractual or Notional Amount
	September 30,	December 31,
	2024	2023
Commitments to extend credit for loans (excluding credit card loans)	$12,875,899	$12,831,831
Commitments to extend credit under credit card loans	5,439,782	4,286,604
Commercial letters of credit	647	1,224
Standby letters of credit	416,842	407,574
Forward contracts	78,086	26,471
Spot foreign exchange contracts	36,241	4,830
Commitments to extend credit for securities purchased under agreements to resell	60,000	—

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

The ACL for off-balance sheet credit exposures was $4.1 million and $5.1 million at September 30, 2024 and December 31, 2023, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. There was no provision for off-balance sheet credit exposures recorded for the three months ended September 30, 2024. For the nine months ended September 30, 2024, a reduction of $1.0 million of provision was recorded for off-balance sheet credit exposures. For the three and nine months ended September 30, 2023, provision of $1.0 million and $2.0 million, respectively, was recorded for off-balance sheet credit exposures. Provision for off-balance sheet credit exposure is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2024 and December 31, 2023. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2024	2023	2024	2023
Interest Rate Products:
Derivatives not designated as hedging instruments	$88,602	$99,574	$92,969	$105,016
Derivatives designated as hedging instruments	169,912	61,922	109	67
Total	$258,514	$161,496	$93,078	$105,083

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both September 30, 2024 and December 31, 2023, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For the three months ended September 30, 2024 and 2023 the Company reclassified $1.2 million and $1.3 million, respectively, from AOCI to Interest income in connection with these terminated hedges. For the nine months ended September 30, 2024 and 2023 the Company reclassified $4.9 million and $3.5 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $51.2 million net of tax, and $55.0 million net of tax, as of September 30, 2024 and December 31, 2023, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2024 and December 31, 2023, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both September 30, 2024 and December 31, 2023.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of September 30, 2024, the Company had 11 interest rate floors and floor spreads with an aggregate notional amount of $2.5 billion that were designated as cash flow hedges of interest rate risk. As of December 31, 2023, the Company had three interest rate floors and floor spreads with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges of interest rate risk.

In 2020, the Company terminated an interest rate floor designated as a cash flow hedge. As of December 31, 2023, the gross unrealized gain on the terminated interest rate floor remaining in AOCI was $2.0 million net of tax. As of September 30, 2024 there was no gross unrealized gain on the terminated interest rate floor remaining in AOCI. The unrealized gain was reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s items. The Company expects to reclassify $0.7 million from AOCI as a reduction to Interest expense and $6.6 million from AOCI to Interest income during the next 12 months. As of September 30, 2024, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12.0 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of September 30, 2024, the Company had 292 interest rate swaps with an aggregate notional amount of $5.1 billion related to this program. As of December 31, 2023, the Company had 258 interest rate swaps with an aggregate notional amount of $4.3 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Interest Rate Products
Derivatives not designated as hedging instruments	$(94)	$82	$(27)	$60
Total	$(94)	$82	$(27)	$60
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$—	$55	$—	$904
Fair value adjustments on hedged items	—	(55)	—	(902)
Total	$—	$—	$—	$2

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	For the Three Months Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$42,906	$62,860	$(19,954)	$116	$958	$(842)
Interest rate swaps	(2,461)	(2,461)	—	373	373	—
Total	$40,445	$60,399	$(19,954)	$489	$1,331	$(842)

	For the Three Months Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$1,164	$1,731	$(567)
Interest rate swaps	3,927	3,927	—	371	371	—
Total	$3,927	$3,927	$—	$1,535	$2,102	$(567)

	For the Nine Months Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$17,748	$25,147	$(7,399)	$1,333	$4,084	$(2,751)
Interest rate swaps	264	264	—	1,124	1,124	—
Total	$18,012	$25,411	$(7,399)	$2,457	$5,208	$(2,751)

	For the Nine Months Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$3,600	$5,283	$(1,683)
Interest rate swaps	4,248	4,248	—	931	931	—
Total	$4,248	$4,248	$—	$4,531	$6,214	$(1,683)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2024, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at September 30, 2024
Description	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,611	$1,611	$—	$—
Mortgage-backed	10,221	—	10,221	—
State and political subdivisions	14,443	—	14,443	—
Corporates	9,160	9,160	—	—
Trading – other	404	404	—	—
Trading securities	35,839	11,175	24,664	—
U.S. Treasury	882,540	882,540	—	—
U.S. Agencies	161,821	—	161,821	—
Mortgage-backed	4,037,941	—	4,037,941	—
State and political subdivisions	1,259,246	—	1,259,246	—
Corporates	322,402	322,402	—	—
Collateralized loan obligations	352,048	—	352,048	—
Available-for-sale securities	7,015,998	1,204,942	5,811,056	—
Equity securities with readily determinable fair values	11,783	11,783		—
Company-owned life insurance	77,853	—	77,853	—
Bank-owned life insurance	536,131	—	536,131	—
Derivatives	258,514	—	258,514	—
Total	$7,936,118	$1,227,900	$6,708,218	$—
Liabilities
Derivatives	$93,078	$—	$93,078	$—
Securities sold not yet purchased	11,293	—	11,293	—
Total	$104,371	$—	$104,371	$—

	Fair Value Measurement at December 31, 2023
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$881	$881	$—	$—
Mortgage-backed	1,738	—	1,738	—
State and political subdivisions	13,482	—	13,482	—
Corporates	1,974	1,974	—	—
Trading – other	18	18	—	—
Trading securities	18,093	2,873	15,220	—
U.S. Treasury	1,298,742	1,298,742	—	—
U.S. Agencies	159,721	—	159,721	—
Mortgage-backed	3,620,785	—	3,620,785	—
State and political subdivisions	1,286,975	—	1,286,975	—
Corporates	351,275	351,275	—	—
Collateralized loan obligations	351,115	—	351,115	—
Available for sale securities	7,068,613	1,650,017	5,418,596	—
Equity securities with readily determinable fair values	11,228	11,228	—	—
Company-owned life insurance	69,727	—	69,727	—
Bank-owned life insurance	523,960	—	523,960	—
Derivatives	161,496	—	161,496	—
Total	$7,853,117	$1,664,118	$6,188,999	$—
Liabilities
Derivatives	$105,083	$—	$105,083	$—
Securities sold not yet purchased	8,018	—	8,018	—
Total	$113,101	$—	$113,101	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement at September 30, 2024 Using
Description	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Nine Months Ended September 30
Collateral dependent assets	$2,399	$—	$—	$2,399	$(906)
Other real estate owned	227	—	—	227	12
Total	$2,626	$—	$—	$2,626	$(894)

	Fair Value Measurement at December 31, 2023 Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,796	$—	$—	$2,796	$141
Other real estate owned	1,738	—	—	1,738	66
Total	$4,534	$—	$—	$4,534	$207

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

The estimated fair value of the Company’s financial instruments at September 30, 2024 and December 31, 2023 are as follows (in thousands):

	Fair Value Measurement at September 30, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$7,779,169	$7,379,935	$399,234	$—	$7,779,169
Securities available for sale	7,015,998	1,204,942	5,811,056	—	7,015,998
Securities held to maturity (exclusive of allowance for credit losses)	5,477,472	—	4,913,972	—	4,913,972
Trading securities	35,839	11,175	24,664	—	35,839
Other securities	465,477	11,783	453,694	—	465,477
Loans (exclusive of allowance for credit losses)	24,995,967	—	25,164,755	—	25,164,755
Derivatives	258,514	—	258,514	—	258,514
FINANCIAL LIABILITIES
Demand and savings deposits	37,639,809	37,639,809	—	—	37,639,809
Time deposits	2,062,783	—	2,070,381	—	2,070,381
Other borrowings	3,073,297	12,765	3,060,532	—	3,073,297
Long-term debt	384,758	—	419,863	—	419,863
Derivatives	93,078	—	93,078	—	93,078
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					8,672
Commitments to extend resell agreements					292
Commercial letters of credit					102
Standby letters of credit					3,241

	Fair Value Measurement at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,852,347	$5,612,003	$240,344	$—	$5,852,347
Securities available for sale	7,068,613	1,650,017	5,418,596	—	7,068,613
Securities held to maturity (exclusive of allowance for credit losses)	5,691,868	—	5,183,367	—	5,183,367
Trading securities	18,093	2,873	15,220	—	18,093
Other securities	492,935	11,228	481,707	—	492,935
Loans (exclusive of allowance for credit losses)	23,176,904	—	22,969,788	—	22,969,788
Derivatives	161,496	—	161,496	—	161,496
FINANCIAL LIABILITIES
Demand and savings deposits	32,719,268	32,719,268	—	—	32,719,268
Time deposits	3,073,591	—	3,073,591	—	3,073,591
Other borrowings	3,919,644	13,813	3,905,831	—	3,919,644
Long-term debt	383,247	—	413,896	—	413,896
Derivatives	105,083	—	105,083	—	105,083
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					11,523
Commitments to extend resell agreements					208
Commercial letters of credit					138
Standby letters of credit					4,047

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

Demand and savings deposits The fair value of demand deposits and savings accounts is the amount payable on demand at September 30, 2024 and December 31, 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine months ended September 30, 2024. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the third quarter of 2024, total revenue increased $50.5 million, or 14.2%, as compared to the third quarter of 2023, while noninterest expense increased $21.0 million, or 9.1%, for the same period. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the third quarter of 2024, the Company had an increase in net interest income of $25.1 million, or 11.3%, from the same period in 2023. The change in net interest income was driven by increased average loan growth and higher rates, partially offset by higher interest expense due to an unfavorable mix shift in the composition of liabilities. These changes are driven by the higher interest rate environment compared to the third quarter of 2023. The increase in interest income was driven by a $1.6 billion, or 7.2%, increase in average loans, driven by organic loan growth, coupled with the impact of higher short-term and long-term interest rates. The funding for these assets was driven primarily by a $4.5 billion, or 21.0%, increase in average interest-bearing deposits, offset by a decrease in average borrowed funds of $1.1 billion, or 43.8%, compared to the same period in 2023. Net interest margin, on a tax-equivalent basis, increased three basis points compared to the same period in 2023, primarily due to increased loan yields and earning asset mix, partially offset by the cost and mix of interest-bearing liabilities. Net interest spread increased by three basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and reversionary signs in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $25.4 million, or 19.1%, to $158.7 million for the three months ended September 30, 2024, compared to the same period in 2023. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended September 30, 2024, noninterest income represented 39.1% of total revenue, compared to 37.5% for the same period in 2023. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At September 30, 2024, the Company had $3.5 billion in total shareholders’ equity. This is an increase of $728.8 million, or 26.0%, compared to total shareholders’ equity at September 30, 2023. At September 30, 2024, the Company had a total risk-based capital ratio of 13.14%. The Company did not repurchase shares of common stock during the third quarter of 2024, except for shares acquired pursuant to the Company's share-based incentive programs.

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

During November 2023, the Federal Deposit Insurance Corporation (the FDIC) approved a final rule to implement a special assessment to recover the losses to the Deposit Insurance Fund (the DIF) associated with protecting uninsured depositors following the closures of certain financial institutions in March of 2023. The assessment base for the special assessment is equal to an insured depository institution’s uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion, and will be collected at an annual rate of 13.4 basis points for eight quarterly assessment periods. The Company’s portion of this special assessment was $52.8 million and was recognized in noninterest expense during the fourth quarter of 2023. During 2024, the FDIC increased the estimated loss attributable to the 2023 bank failures, which in turn increased the special assessment the FDIC will charge to insured depository institutions. The FDIC also announced that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 1.9 basis points. The projected number of additional quarters and the estimated rate applicable to those quarters is subject to change based on future adjustments to estimated losses or amendments to the assessment base. The Company recorded $7.5 million of expense related to the updated special assessment during the nine months ended September 30, 2024 and its impacts are discussed below.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2024. The changes identified in the summary are explained in greater detail below. The Company recorded net income of $109.6 million for the three-month period ended September 30, 2024, compared to net income of $96.6 million for the same period a year earlier. Basic earnings per share for the third quarter of 2024 were $2.25 per share ($2.23 per share fully-diluted) compared to $1.99 per share ($1.98 per share fully-diluted) for the third quarter of 2023. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2024 were 1.01% and 12.63%, respectively, compared to 0.97% and 13.25%, respectively, for the three-month period ended September 30, 2023.

The Company recorded net income of $321.2 million for the nine-month period ended September 30, 2024, compared to net income of $279.1 million for the same period a year earlier. Basic earnings per share for the nine-month period ended September 30, 2024 were $6.59 per share ($6.56 per share fully-diluted) compared to $5.76 per share ($5.73 per share fully-diluted) for the same period in 2023. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2024 were 1.01% and 13.13%, respectively, compared to 0.95% and 13.18%, respectively, for the nine-month period ended September 30, 2023.

Net interest income for the three and nine-month periods ended September 30, 2024 increased $25.1 million, or 11.3%, and increased $42.3 million, or 6.1%, respectively, compared to the same periods in 2023. For the three-month period ended September 30, 2024, average earning assets increased by $3.7 billion, or 9.8%, and for the nine-month period ended September 30, 2024, they increased by $3.0 billion, or 8.1%, compared to the same periods in 2023. Net interest margin, on a tax-equivalent basis, increased to 2.46% and decreased to 2.49% for the three and nine-month periods ended September 30, 2024, respectively, compared to 2.43% and 2.54% for the same periods in 2023.

The provision for credit losses increased by $13.0 million for the three-month period ended September 30, 2024 and increased by $0.8 million for the nine-month period ended September 30, 2024, as compared to the same periods in 2023. These changes were driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. The Company’s nonperforming loans increased $2.2 million to $19.3 million at September 30, 2024, compared to September 30, 2023. The ACL on loans as a percentage of total loans increased three basis points to 1.00% as of September 30, 2024, compared to September 30, 2023. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $25.4 million, or 19.1%, for the three-month period ended September 30, 2024, and increased by $61.3 million, or 15.3%, for the nine-month period ended September 30, 2024, compared to the same periods in 2023. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $21.0 million, or 9.1%, for the three-month period ended September 30, 2024, and increased by $47.2 million, or 6.6%, for the nine-month period ended September 30, 2024, compared to the same periods in 2023. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and nine-month periods ended September 30, 2024 increased $25.1 million, or 11.3%, and increased $42.3 million, or 6.1%, compared to the same periods in 2023.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended September 30, 2024 increased three basis points as compared to the same period in 2023. Net interest margin for the three months ended September 30, 2024 increased three basis points compared to the same period in 2023. Net interest spread for the nine-month period ended September 30, 2024 decreased by 12 basis points as compared to the same period in 2023. Net interest margin for the nine-month period ended September 30, 2024 decreased by five basis points compared to the same period in 2023. The changes for three-month period ended September 30, 2024 are primarily due to increased average loan balances and rates, partially offset by higher interest costs due to unfavorable mix shift in the composition of liabilities. The changes for the nine-month period ended September 30, 2024 were related to the cost and mix of interest-bearing liabilities, partially offset by increased loan volumes, repricing of earning assets, and the benefit of interest free funds. The impact of the increased cost and mix of interest-bearing liabilities had a significant impact in the third quarter of 2024. The cost of interest-bearing liabilities increased 36 basis points from the third quarter of 2023 while the yield on earning assets increased 39 basis points compared to the same period. The cost of interest-bearing liabilities increased 66 basis points for the nine-month period ended September 30, 2024 as compared to the same period in 2023 while the yield on earning assets increased 54 basis points compared to the same period. Earning asset balance increases have been primarily driven by higher average loans and increased interest-bearing due from banks balances. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.41% for the three-month period ended September 30, 2024, and 5.01% for the same period in 2023. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.35% for the nine-month period ended September 30, 2024, and 4.80% for the same period in 2023.

	Three Months Ended September 30,
	2024		2023
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$24,387,163	6.79%	$22,751,467	6.41%
Securities:
Taxable	9,122,386	2.77	8,964,467	2.37
Tax-exempt	3,601,976	3.43	3,783,890	3.37
Total securities	12,724,362	2.96	12,748,357	2.66
Federal funds and resell agreements	328,240	6.05	303,864	5.96
Interest-bearing due from banks	3,562,746	5.36	1,548,867	5.26
Other earning assets	19,743	6.37	17,327	5.31
Total earning assets	41,022,254	5.47	37,369,882	5.08
Allowance for credit losses	(239,950)		(227,878)
Other assets	2,484,538		2,381,496
Total assets	$43,266,842		$39,523,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$25,789,850	4.05%	$21,315,761	3.57%
Federal funds and repurchase agreements	2,298,240	4.69	2,027,382	4.52
Borrowed funds	1,464,393	5.61	2,605,897	5.28
Total interest-bearing liabilities	29,552,483	4.18	25,949,040	3.82
Noninterest-bearing demand deposits	9,502,106		10,014,686
Other liabilities	757,379		667,920
Shareholders' equity	3,454,874		2,891,854
Total liabilities and shareholders' equity	$43,266,842		$39,523,500
Net interest spread		1.29%		1.26%
Net interest margin		2.46		2.43

	Nine Months Ended September 30,
	2024		2023
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$23,850,976	6.73%	$22,076,977	6.17%
Securities:
Taxable	9,140,270	2.72	9,179,230	2.35
Tax-exempt	3,657,837	3.44	3,816,122	3.36
Total securities	12,798,107	2.93	12,995,352	2.64
Federal funds and resell agreements	260,520	6.01	343,297	5.49
Interest-bearing due from banks	3,451,537	5.41	1,935,029	4.90
Other earning assets	21,333	6.88	13,071	5.56
Total earning assets	40,382,473	5.41	37,363,726	4.87
Allowance for credit losses	(230,181)		(213,744)
Other assets	2,433,597		2,322,171
Total assets	$42,585,889		$39,472,153
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$24,500,489	3.96%	$20,638,982	3.18%
Federal funds and repurchase agreements	2,367,985	4.67	2,273,826	4.18
Borrowed funds	1,796,230	5.53	2,319,652	5.25
Total interest-bearing liabilities	28,664,704	4.12	25,232,460	3.46
Noninterest-bearing demand deposits	9,889,099		10,816,120
Other liabilities	764,733		591,919
Shareholders' equity	3,267,353		2,831,654
Total liabilities and shareholders' equity	$42,585,889		$39,472,153
Net interest spread		1.29%		1.41%
Net interest margin		2.49		2.54

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $48.9 million and decreased $413.5 million for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. The benefit from interest-free funds was flat and increased seven basis points in the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to increased short-term interest rates.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2024 and 2023			September 30, 2024 and 2023
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$26,670	$22,245	$48,915	$85,908	$97,489	$183,397
Securities:
Taxable	940	9,071	10,011	(683)	25,751	25,068
Tax-exempt	(1,656)	530	(1,126)	(3,858)	2,286	(1,572)
Federal funds sold and resell agreements	359	64	423	(3,626)	1,245	(2,381)
Interest-bearing due from banks	27,054	364	27,418	60,814	8,094	68,908
Trading	32	45	77	378	140	518
Interest income	53,399	32,319	85,718	138,933	135,005	273,938
Change in interest incurred on:
Interest-bearing deposits	43,139	27,541	70,680	101,814	134,817	236,631
Federal funds purchased and repurchase agreements	3,116	878	3,994	3,055	8,635	11,690
Other borrowed funds	(16,063)	2,018	(14,045)	(21,376)	4,669	(16,707)
Interest expense	30,192	30,437	60,629	83,493	148,121	231,614
Net interest income	$23,207	$1,882	$25,089	$55,440	$(13,116)	$42,324

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Average earning assets	$41,022,254	$37,369,882	$3,652,372	$40,382,473	$37,363,726	$3,018,747
Interest-bearing liabilities	29,552,483	25,949,040	3,603,443	28,664,704	25,232,460	3,432,244
Interest-free funds	$11,469,771	$11,420,842	$48,929	$11,717,769	$12,131,266	$(413,497)
Free funds ratio (interest-free funds to average earning assets)	27.96%	30.56%	(2.60)%	29.02%	32.47%	(3.45)%
Tax-equivalent yield on earning assets	5.47	5.08	0.39	5.41	4.87	0.54
Cost of interest-bearing liabilities	4.18	3.82	0.36	4.12	3.46	0.66
Net interest spread	1.29	1.26	0.03	1.29	1.41	(0.12)
Benefit of interest-free funds	1.17	1.17	—	1.20	1.13	0.07
Net interest margin	2.46%	2.43%	0.03%	2.49%	2.54%	(0.05)%

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

Based on the factors above, management of the Company recorded $18.0 million as provision for credit losses for the three-month period ended September 30, 2024, as compared to $5.0 million for the same period in 2023. For the nine-month period ended September 30, 2024, management of the Company recorded $42.1 million as provision for credit losses, as compared to $41.2 million for the same period in 2023. These changes are the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans increased three basis points to 1.00% of total loans as of September 30, 2024, compared to September 30, 2023.

Table 3 presents a summary of the Company’s ACL for the nine-month periods ended September 30, 2024 and 2023, and for the year ended December 31, 2023. Net charge-offs were $14.3 million for the nine-month period ended September 30, 2024, compared to $9.1 million for the same period in 2023. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2024	2023	2023
Allowance – January 1	$222,996	$194,243	$194,243
Provision for credit losses	43,000	39,227	39,227
Charge-offs:
Commercial and industrial	(1,886)	(4,727)	(5,047)
Specialty lending	—	(762)	(762)
Commercial real estate	(250)	(21)	(266)
Consumer real estate	(308)	(1,153)	(1,185)
Consumer	(1,026)	(934)	(1,232)
Credit cards	(15,098)	(6,181)	(9,181)
Leases and other	(4)	—	—
Total charge-offs	(18,572)	(13,778)	(17,673)
Recoveries:
Commercial and industrial	1,837	3,331	5,295
Specialty lending	3	1	1
Commercial real estate	—	21	111
Consumer real estate	632	24	45
Consumer	138	154	211
Credit cards	1,632	1,125	1,536
Leases and other	3	—	—
Total recoveries	4,245	4,656	7,199
Net charge-offs	(14,327)	(9,122)	(10,474)
Allowance for credit losses – end of period	$251,669	$224,348	$222,996
Allowance for credit losses on loans	$248,907	$221,462	$219,738
Allowance for credit losses on held-to-maturity securities	2,762	2,886	3,258
Loans at end of period, net of unearned interest	24,990,791	22,881,689	23,172,484
Held-to-maturity securities at end of period	5,477,472	5,732,583	5,691,868
Total assets at amortized cost	30,468,263	28,614,272	28,864,352
Average loans, net of unearned interest	23,848,264	22,074,844	22,334,942
Allowance for credit losses on loans to loans at end of period	1.00%	0.97%	0.95%
Allowance for credit losses – end of period to total assets at amortized cost	0.83%	0.78%	0.77%
Allowance as a multiple of net charge-offs	13.15x	18.40x	21.29x
Net charge-offs to average loans	0.08%	0.06%	0.05%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Trust and securities processing	$74,222	$66,668	$7,554	11.3%
Trading and investment banking	7,118	3,771	3,347	88.8
Service charges on deposits	20,089	21,080	(991)	(4.7)
Insurance fees and commissions	282	272	10	3.7
Brokerage fees	15,749	13,400	2,349	17.5
Bankcard fees	22,394	19,296	3,098	16.1
Investment securities gains, net	2,623	271	2,352	867.9
Other	16,266	8,559	7,707	90.0
Total noninterest income	$158,743	$133,317	$25,426	19.1%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Trust and securities processing	$213,710	$190,616	$23,094	12.1%
Trading and investment banking	18,041	13,879	4,162	30.0
Service charges on deposits	63,107	63,620	(513)	(0.8)
Insurance fees and commissions	832	771	61	7.9
Brokerage fees	42,929	40,680	2,249	5.5
Bankcard fees	66,708	56,047	10,661	19.0
Investment securities gains (losses), net	10,127	(4,153)	14,280	343.8
Other	47,452	40,139	7,313	18.2
Total noninterest income	$462,906	$401,599	$61,307	15.3%

Noninterest income increased by $25.4 million, or 19.1%, during the three-month period ended September 30, 2024, and increased $61.3 million, or 15.3%, during the nine-month period ended September 30, 2024, compared to the same periods in 2023. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three and nine-month periods ended September 30, 2024, compared to the same periods in 2023, was primarily due to an increase in fund services and corporate trust revenues. For the three-month period ended September 30, 2024, fund services revenue increased $5.2 million, or 13.6%, corporate trust revenue increased $1.8 million, or 12.4%, and trust income increased $0.6 million, or 4.2%, compared to the same period in 2023. For the nine-month period ended September 30, 2024, fund services revenue increased $15.8 million, or 14.7%, corporate trust revenue increased $4.3 million, or 10.2%, and trust services revenue increased $3.1 million, or 7.4%, compared to the same period in 2023. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking fees for the three-month period ended September 30, 2024 increased $3.3 million, or 88.8%, and increased $4.2 million, or 30.0%, for the nine-month period ended September 30, 2024 compared to the same periods in 2023. These changes were primarily driven by the volatile market’s impact on trading volume. The income in this category is market driven and impacted by general increases or decreases in trading volume.

Service charges on deposit accounts for the three-month period ended September 30, 2024 decreased $1.0 million, or 4.7%, and decreased $0.5 million, or 0.8%, for the nine-month period ended September 30, 2024. The decrease for the three-month and nine-month period were driven by decreased healthcare income.

Brokerage fees for the three-month period ended September 30, 2024 increased $2.3 million, or 17.5%, and increased $2.2 million, or 5.5%, for the nine-month period ended September 30, 2024, compared to the same periods in 2023. The changes in the three-month and nine-month periods were driven by 12b-1 fees and money market income.

Bankcard fees for the three and nine-month periods ended September 30, 2024 increased $3.1 million, or 16.1%, and increased $10.7 million, or 19.0%, respectively, as compared to the same periods in 2023. The increase was driven by increased interchange income for the three-month period and increased interchange coupled with lower rebate costs in the nine-month period.

Investment securities gains, net for the three and nine-month periods ended September 30, 2024 increased $2.4 million, or 867.9%, and increased $14.3 million, or 343.8%, respectively, compared to the same periods in 2023. The increase for the three-month period ended September 30, 2024, was primarily driven by net gains on dispositions of, and increased valuations in the Company's securities without readily determinable fair values during the third quarter of 2024. The increase for the nine-month period was driven by a net gain of $12.0 million on dispositions of securities without readily determinable fair values during 2024, coupled with a $4.9 million impairment loss on one Corporate available-for-sale security during the same period in 2023. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended September 30, 2024, increased $7.7 million, or 90.0%, compared to the same period in 2023, driven by a $4.0 million increase in company-owned life insurance income, a $1.1 million gain on the sale of a building, a $0.9 million increase in syndication fees, and a $0.7 million increase in bank-owned life insurance income. For the nine-month period, other noninterest income increased $7.3 million, or 18.2%, compared to the same period in 2023, primarily driven by a $2.1 million increase in bank-owned life insurance income, a $1.5 million increase in company-owned life insurance income, a gain on sale of land of $1.8 million during the first quarter, a gain of $1.1 million on the sale of a building in the third quarter, and increases of $0.9 million in both syndication fees and foreign currency valuation. These increases are offset by a decrease in derivative income of $1.9 million.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Salaries and employee benefits	$146,984	$133,380	$13,604	10.2%
Occupancy, net	12,274	12,283	(9)	(0.1)
Equipment	15,988	17,204	(1,216)	(7.1)
Supplies and services	4,967	3,213	1,754	54.6
Marketing and business development	6,817	6,631	186	2.8
Processing fees	29,697	26,016	3,681	14.1
Legal and consulting	9,518	7,230	2,288	31.6
Bankcard	12,482	8,852	3,630	41.0
Amortization of other intangible assets	1,917	2,124	(207)	(9.7)
Regulatory fees	4,686	6,153	(1,467)	(23.8)
Other	7,124	8,355	(1,231)	(14.7)
Total noninterest expense	$252,454	$231,441	$21,013	9.1%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Salaries and employee benefits	$432,851	$419,190	$13,661	3.3%
Occupancy, net	36,267	36,206	61	0.2
Equipment	48,094	52,139	(4,045)	(7.8)
Supplies and services	11,672	11,283	389	3.4
Marketing and business development	19,440	19,090	350	1.8
Processing fees	87,334	75,828	11,506	15.2
Legal and consulting	33,978	21,574	12,404	57.5
Bankcard	34,867	24,292	10,575	43.5
Amortization of other intangible assets	5,788	6,539	(751)	(11.5)
Regulatory fees	26,649	17,827	8,822	49.5
Other	19,385	25,198	(5,813)	(23.1)
Total noninterest expense	$756,325	$709,166	$47,159	6.6%

Noninterest expense increased $21.0 million, or 9.1%, and increased $47.2 million, or 6.6%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category.

Salaries and employee benefits increased by $13.6 million, or 10.2%, and increased $13.7 million, or 3.3%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. Salaries and wages expense increased $5.4 million, or 6.5%, and increased $7.9 million, or 3.1%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. Bonus and commission expense increased $3.6 million, or 12.4%, and increased $3.5 million, or 4.1%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023, driven by increased company performance. Employee benefits expense increased $4.6 million, or 22.7%, and increased $2.3 million, or 2.9%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023, driven by changes in deferred compensation expense and medical benefit expense.

Equipment expense decreased $1.2 million, or 7.1%, and $4.0 million, or 7.8%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to decreased software expense.

Processing fees increased $3.7 million, or 14.1%, and $11.5 million, or 15.2%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to increased software subscription costs.

Legal and consulting expense increased $2.3 million, or 31.6%, and $12.4 million, or 57.5%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to expense related to the recently announced acquisition of HTLF.

Bankcard expense increased $3.6 million, or 41.0%, and $10.6 million, or 43.5%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023 primarily driven by higher administrative expense.

Regulatory fees decreased $1.5 million, or 23.8%, and increased $8.8 million, or 49.5%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023 primarily driven by adjustments to the FDIC special assessment liability.

Other expense decreased $1.2 million, or 14.7%, and $5.8 million, or 23.1%, for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. For both periods, the decrease was driven by lower operational losses.

Income Tax Expense

The Company’s effective tax rate was 19.0% for the nine months ended September 30, 2024, compared to 18.1% for the same period in 2023. The increase in the effective tax rate in 2024 is primarily attributable to a smaller portion of income being earned from tax-exempt municipal securities and higher non-deductible acquisition costs in 2024.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2024. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$167,769	$148,666	$19,103	12.8%
Provision for credit losses	15,764	3,010	12,754	423.7
Noninterest income	30,223	23,091	7,132	30.9
Noninterest expense	85,198	81,767	3,431	4.2
Income before taxes	97,030	86,980	10,050	11.6
Income tax expense	18,527	16,181	2,346	14.5
Net income	$78,503	$70,799	$7,704	10.9%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$485,503	$444,083	$41,420	9.3%
Provision for credit losses	34,763	35,110	(347)	(1.0)
Noninterest income	100,908	71,658	29,250	40.8
Noninterest expense	263,397	251,667	11,730	4.7
Income before taxes	288,251	228,964	59,287	25.9
Income tax expense	53,747	40,727	13,020	32.0
Net income	$234,504	$188,237	$46,267	24.6%

For the nine-month period ended September 30, 2024, Commercial Banking net income increased $46.3 million, or 24.6%, to $234.5 million, as compared to the same period in 2023. Net interest income increased $41.4 million, or 9.3%, for the nine-month period ended September 30, 2024, compared to the same period in 2023, driven by strong loan growth, earning asset mix changes, and the increase in short-term interest rates. Provision for credit losses decreased $0.3 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2024 as compared to 2023. Noninterest income increased $29.3 million, or 40.8%, compared to the same period in 2023, primarily due to increases of $13.1 million in investment security gains, $6.4 million in bankcard income, $4.9 million in other income driven by a legal settlement in the first quarter of 2024 and increased life insurance income, and $3.2 million in service charges on deposit accounts. Noninterest expense increased $11.7 million, or 4.7%, to $263.4 million for the nine-month period ended September 30, 2024, compared to the same period in 2023. This increase was driven by an increase of $5.6 million in technology, service, and overhead expenses, an increase $2.0 million in salary and employee benefit expense, an increase of $2.0 million in bankcard expense, an increase of $1.2 million in processing fees, and a $0.9 million increase in marketing and business development. These increases were partially offset by a decrease of $0.8 million in other expense driven by lower operational losses in the current period.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$45,341	$43,133	$2,208	5.1%
Provision for credit losses	435	423	12	2.8
Noninterest income	100,687	86,521	14,166	16.4
Noninterest expense	102,565	87,502	15,063	17.2
Income before taxes	43,028	41,729	1,299	3.1
Income tax expense	8,147	7,797	350	4.5
Net income	$34,881	$33,932	$949	2.8%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$146,703	$148,615	$(1,912)	(1.3)%
Provision for credit losses	1,760	754	1,006	133.4
Noninterest income	288,495	257,573	30,922	12.0
Noninterest expense	298,472	268,464	30,008	11.2
Income before taxes	134,966	136,970	(2,004)	(1.5)
Income tax expense	25,016	24,405	611	2.5
Net income	$109,950	$112,565	$(2,615)	(2.3)%

For the nine-month period ended September 30, 2024, Institutional Banking net income decreased $2.6 million, or 2.3%, to $110.0 million, as compared to the same period last year. Net interest income decreased $1.9 million, or 1.3%, compared to the same period last year, driven by higher deposit interest expense due to the increase in short-term interest rates. Provision for credit losses increased $1.0 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2024 as compared to 2023. Noninterest income increased $30.9 million, or 12.0%, primarily due to increases of $19.9 million in trust and securities processing income driven by higher fund services and corporate trust revenue, an increase of $4.9 million in bankcard income, an increase of $4.2 million in bond trading income, an increase of $2.3 million in brokerage income, and an increase of $1.4 million in other income. These increases were partially offset by a decrease of $3.2 million in service charges on deposit accounts. Noninterest expense increased $30.0 million, or 11.2%, primarily driven by increases of $9.8 million in technology, service, and overhead expenses, $9.2 million in salaries and employee benefits expense, $7.4 million in bankcard expense, $4.7 million in processing fees, $1.1 million in legal and consulting expense, and $1.1 million in equipment expense. These increases were partially offset by a decrease of $3.1 million in operational losses.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$34,266	$30,488	$3,778	12.4%
Provision for credit losses	1,801	1,544	257	16.6
Noninterest income	27,833	23,705	4,128	17.4
Noninterest expense	64,691	62,172	2,519	4.1
Loss before taxes	(4,393)	(9,523)	5,130	53.9
Income tax benefit	(652)	(1,346)	694	51.6
Net loss	$(3,741)	$(8,177)	$4,436	54.2%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2024	2023	24-23	24-23
Net interest income	$99,712	$96,896	$2,816	2.9%
Provision for credit losses	5,527	5,363	164	3.1
Noninterest income	73,503	72,368	1,135	1.6
Noninterest expense	194,456	189,035	5,421	2.9
Loss before taxes	(26,768)	(25,134)	(1,634)	(6.5)
Income tax benefit	(3,560)	(3,433)	(127)	(3.7)
Net loss	$(23,208)	$(21,701)	$(1,507)	(6.9)%

For the nine-month period ended September 30, 2024, Personal Banking net income decreased $1.5 million, or 6.9%, to a net loss of $23.2 million, as compared to the same period in 2023. Net interest income increased $2.8 million, or 2.9%, compared to the same period last year due to loan growth and the increase in short-term interest rates. Provision for credit losses increased $0.1 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2024 as compared to 2023. Noninterest income increased $1.1 million, or 1.6%, for the same period primarily driven by an increase of $3.2 million in trust and securities processing income, partially offset by a decrease of $2.0 million in investment securities gains. Noninterest expense increased $5.4 million, or 2.9%, primarily due to increases of $5.0 million in technology, service, and overhead expenses, $1.5 million in salaries and employee benefits, and $1.0 million in bankcard expense, partially offset by a decrease of $1.6 million in operational losses.

Balance Sheet Analysis

Total assets of the Company increased $3.5 billion, or 7.9%, as of September 30, 2024, compared to December 31, 2023, primarily due to an increase of $1.8 billion, or 7.8%, in loan balances and an increase of $1.4 billion, or 27.9%, in interest-bearing due from banks.

Total assets of the Company increased $6.0 billion, or 14.5%, as of September 30, 2024, compared to September 30, 2023, primarily due to an increase in interest-bearing due from banks of $3.0 billion, or 85.7%, an increase of $2.1 billion, or 9.2%, in loan balances, and an increase of $433.7 million, or 3.5% in total securities.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2024	2023	2023
Total assets	$47,496,428	$41,464,682	$44,011,674
Loans, net of unearned interest	24,995,967	22,884,513	23,176,904
Total securities	12,994,786	12,561,046	13,271,509
Interest-bearing due from banks	6,601,866	3,556,076	5,159,802
Total earning assets	44,991,853	39,249,838	41,853,559
Total deposits	39,702,592	33,431,752	35,792,859
Total borrowed funds	3,458,055	4,440,370	4,302,891

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

Actual loan balances totaled $25.0 billion as of September 30, 2024, and increased $1.8 billion, or 7.8%, compared to December 31, 2023, and increased $2.1 billion, or 9.2%, compared to September 30, 2023. Compared to December 31, 2023, commercial real estate loans increased $887.1 million, or 10.0%, commercial and industrial loans increased $741.7 million, or 7.5%, and credit card loans increased $157.8 million, or 37.2%. Compared to September 30, 2023, commercial real estate loans increased $1.0 billion, or 11.4%, commercial and industrial loans increased $882.0 million, or 9.0%, consumer real estate loans increased $186.6 million, or 6.4%, and credit card loans increased $131.2 million, or 29.1%. The increase in credit card loans in both periods is related to the purchase of $109.4 million in co-branded credit card receivables during the first quarter of 2024. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

As of September 30, 2024 and December 31, 2023, commercial real estate loans comprised approximately 39.1% and 38.4%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company's investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 27.7% and 26.5% of total Company loans as of September 30, 2024 and December 31, 2023, respectively. The average investment CRE loan was approximately $6.9 million and $5.8 million, as of September 30, 2024 and December 31, 2023, respectively, and 90% are recourse loans as of both September 30, 2024 and December 31, 2023. These loans have an average loan-to-value of 57% as of both September 30, 2024 and December 31, 2023.

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

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	September 30, 2024	December 31, 2023
Industrial	8.1%	8.0%
Multifamily	6.8	5.0
Office building	4.1	4.2
Hotel	2.0	2.0
Retail	1.9	2.2
Other	4.8	5.1
Total Investment CRE	27.7%	26.5%

The following table presents the Company's investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company's investment CRE portfolio as of either period presented, while the remainder are included in "All Others."

Table 11

	Investment CRE loans by State
	September 30, 2024	December 31, 2023
Missouri	14.5%	14.9%
Arizona	11.7	11.9
Texas	11.4	12.1
Colorado	9.3	9.8
Utah	7.0	6.3
Florida	6.0	5.0
All others	40.1	40.0
Total Investment CRE	100.0%	100.0%

The shift to work-from-home and hybrid work environments has caused a decreased utilization of, and demand for, office space. The Company is actively monitoring its exposure to office space in its non-owner occupied commercial real estate portfolio. The average loan size in the Company's office portfolio was approximately $9.3 million and $9.2 million as of September 30, 2024 and December 31, 2023, respectively. The average loan-to-value of the office portfolio was 64% as of both September 30, 2024 and December 31, 2023, and 84% are recourse loans as of the end of both periods. Further, only 23% and 30% of the Company's office portfolio as of September 30, 2024 and December 31, 2023, respectively, is in central business districts, which have been more heavily impacted by the shift to remote work. The remainder of the Company's office portfolio is in suburban or medical properties.

The table below presents the Company's portfolio of office commercial real estate by the metropolitan statistical area (MSAs) in which the loan collateral is located. The table separately discloses all MSAs that represent at least 5.0% of the Company's office commercial real estate portfolio as of either period presented, while the remainder are included in "All Others."

Table 12

	Office CRE loans by MSA
	September 30, 2024	December 31, 2023
Dallas-Fort Worth-Arlington, TX	22.1%	22.7%
Jacksonville, FL	9.0	9.1
Kansas City, MO-KS	8.4	7.8
Tampa-St. Petersburg-Clearwater, FL	7.0	6.8
St. Louis, MO-IL	6.8	6.7
Raleigh-Cary, NC	5.8	5.9
Cincinnati-Middletown, OH-KY-IN	5.5	5.1
Milwaukee-Waukesha-West Allis, WI	5.2	5.2
Phoenix-Mesa-Scottsdale, AZ	5.0	4.5
All others	25.2	26.2
Total Office CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $13.0 billion as of September 30, 2024, and $13.3 billion as of December 31, 2023, and comprised 28.9% and 31.9% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 54.0% of the Company’s total securities portfolio at September 30, 2024 and 53.3% at December 31, 2023. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 55.4 months at September 30, 2024, compared to 52.6 months at December 31, 2023, and 61.7 months at September 30, 2023. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $9.4 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2024 and December 31, 2023, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.5 billion and $5.7 billion at September 30, 2024 and December 31, 2023, respectively. The average life of the HTM portfolio was 8.7 years at September 30, 2024, compared to 8.4 years at December 31, 2023, and 9.5 years at September 30, 2023.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 2.93% for the nine-month period ended September 30, 2024, compared to 2.64% for the same period in 2023.

At September 30, 2024, the unrealized pre-tax net loss on the AFS securities portfolio was $449.4 million, or 6.0% of the $7.5 billion amortized cost value, a decrease of $174.9 million as compared to December 31, 2023. At September 30, 2024, the unrealized pre-tax net loss on the securities designated as HTM was $563.5 million, or 10.3% of amortized cost value, compared to $508.5 million at December 31, 2023. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $179.8 million as of September 30, 2024, and $207.2 million as of December 31, 2023, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits increased $3.9 billion, or 10.9%, from December 31, 2023 to September 30, 2024 and increased $6.3 billion, or 18.8%, from September 30, 2023 to September 30, 2024. Total interest-bearing balances increased $3.2 billion and noninterest-bearing deposits increased $710.3 million from December 31, 2023 to September 30, 2024. Total interest-bearing deposits increased $4.7 billion and noninterest-bearing deposits increased $1.6 billion from September 30, 2023 to September 30, 2024. Noninterest-bearing deposits were 32.3%, 33.9%, and 33.7% of total deposits at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

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

As of September 30, 2024, there were an estimated $28.6 billion of uninsured deposits, an increase of $4.2 billion as compared to December 31, 2023, and an increase of $7.9 billion as compared to September 30, 2023. Estimated uninsured deposits comprised approximately 72.2%, 68.2%, and 62.0% of total deposits as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $2.6 billion and collateralized deposits of $5.4 billion, the adjusted estimated uninsured deposits were $20.7 billion as of September 30, 2024. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 52.2% as of September 30, 2024. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 45.3% as of December 31, 2023, and 42.6% as of September 30, 2023.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $1.2 billion, $1.2 billion, and $1.3 billion of deposits in the program as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

Long-term debt totaled $384.8 million as of September 30, 2024, compared to $383.2 million as of December 31, 2023, and $382.8 million as of September 30, 2023.

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

The Company has a revolving line of credit with Wells Fargo Bank, N.A. which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option either 1.40% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the revolving line of credit. As of September 30, 2024, the Company had no advances outstanding on this revolving line of credit.

Short-term debt totaled $1.1 billion as September 30, 2024 and consisted of a short-term borrowing with the FHLB of Des Moines for $250.0 million and an $800.0 million borrowing with the BTFP. The FHLB borrowing had an interest rate of 5.47% and matured in October 2024. The BTFP borrowing had a rate of 4.76% and was repaid in advance of its maturity in October 2024. See further information in Note 7, “Borrowed Funds” in the Notes to Consolidated Financial Statements.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.0 billion as of September 30, 2024, $2.1 billion at December 31, 2023, and $1.8 billion at September 30, 2023. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $3.5 billion at September 30, 2024, a $435.1 million increase as compared to December 31, 2023, and a $728.8 million increase compared to September 30, 2023.

The Company’s Board of Directors authorized, at its April 30, 2024 and April 26, 2022 meetings, the repurchase of up to one million shares and two million shares, respectively, of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization). On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which terminated on April 30, 2024. During the nine-month periods ended September 30, 2024 and September 30, 2023, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.40 per share quarterly cash dividend payable on January 2, 2025, to shareholders of record at the close of business on December 10, 2024.

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

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $21.4 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had a short-term advance for $250.0 million outstanding at the FHLB of Des Moines as of September 30, 2024. This borrowing matured in October 2024. Additionally, during 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in October 2024, was renewed, and will expire in January 2025. The Company’s remaining borrowing capacity with the FHLB was $1.6 billion as of September 30, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of September 30, 2024. This borrowing was repaid in October 2024 in advance of its maturity. As of September 30, 2024, the Company’s remaining borrowing capacity with the BTFP was $18.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.8 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $11.4 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of September 30, 2024.

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

The Company's capital position as of September 30, 2024 is summarized in the table below and exceeded regulatory requirements.

Table 13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2024	2023	2024	2023
Common equity tier 1 capital ratio	11.22%	10.77%	11.22%	10.77%
Tier 1 risk-based capital ratio	11.22	10.77	11.22	10.77
Total risk-based capital ratio	13.14	12.68	13.14	12.68
Leverage ratio	8.58	8.55	8.58	8.55
Return on average assets	1.01	0.97	1.01	0.95
Return on average equity	12.63	13.25	13.13	13.18
Average equity to assets	7.99	7.32	7.67	7.17

The Company's per share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2024	2023	2024	2023
Earnings – basic	$2.25	$1.99	$6.59	$5.76
Earnings – diluted	2.23	1.98	6.56	5.73
Cash dividends	0.39	0.38	1.17	1.14
Dividend payout ratio	17.3%	19.1%	17.8%	19.8%
Book value	$72.45	$57.83	$72.45	$57.83

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

Table 14 shows the net interest income increase or decrease over the next two years as of September 30, 2024 and 2023 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 14

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(3.3)%	(2.1)%	1.9%	2.4%
100	(1.7)	(1.0)	0.8	1.2
Static	—	—	—	—
(100)	3.3	1.1	1.4	(1.3)
(200)	6.6	2.4	2.6	(2.2)
(300)	9.9	n/a	2.5	n/a

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(2.0)%	1.2%	3.7%	5.6%
100	(1.1)	0.6	1.7	2.8
Static	—	—	—	—
(100)	3.2	(0.6)	0.2	(2.9)
(200)	6.3	(0.7)	(0.0)	(5.7)
(300)	8.4	n/a	(2.2)	n/a

The Company is liability sensitive to changes in interest rates in the next year. Net interest income is predicted to decrease in all upward rate scenarios and increase in all downward rate scenarios. In year two, net interest income is predicted to increase in all upward rate scenarios. In down rate scenarios net interest income is predicted to increase in rate ramp scenarios and decrease in rate shock scenarios except for the down 100bps shock scenario. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $35.8 million as of September 30, 2024, $18.1 million as of December 31, 2023, and $24.5 million as of September 30, 2023. Securities sold not yet purchased (i.e., short positions) totaled $11.3 million at September 30, 2024, $8.0 million as of December 31, 2023, and $9.7 million at September 30, 2023 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $2.2 million to $19.3 million at September 30, 2024, compared to September 30, 2023, and increased $6.1 million, compared to December 31, 2023.

The Company had $1.9 million and $1.7 million of other real estate owned as of September 30, 2024 and December 31, 2023, respectively. Loans past due more than 90 days and still accruing interest totaled $7.1 million as of September 30, 2024, compared to $3.0 million at September 30, 2023 and $3.1 million as of December 31, 2023.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $200 thousand of restructured loans at September 30, 2024, $3.2 million at September 30, 2023, and $548 thousand at December 31, 2023.

Table 15

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2024	2023	2023
Nonaccrual loans	$19,248	$14,519	$12,828
Restructured loans on nonaccrual	43	2,523	384
Total nonperforming loans	19,291	17,042	13,212
Other real estate owned	1,851	—	1,738
Total nonperforming assets	$21,142	$17,042	$14,950
Loans past due 90 days or more	$7,133	$3,044	$3,111
Restructured loans accruing	157	665	164
Allowance for credit losses on loans	248,907	221,462	219,738
Ratios:
Nonperforming loans as a percent of loans	0.08%	0.07%	0.06%
Nonperforming assets as a percent of loans plus other real estate owned	0.08	0.07	0.06
Nonperforming assets as a percent of total assets	0.04	0.04	0.03
Loans past due 90 days or more as a percent of loans	0.03	0.01	0.01
Allowance for credit losses on loans as a percent of loans	1.00	0.97	0.95
Allowance for credit losses on loans as a multiple of nonperforming loans	12.90x	13.00x	16.63x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.0 billion of high-quality securities available for sale as of September 30, 2024. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $9.4 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2024 and December 31, 2023, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2024 was $18.8 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

To enhance general working capital needs, the Company has a revolving line of credit with Wells Fargo Bank, N.A., which allows the Company to borrow up to $30.0 million for general working capital purposes. The interest rate applied to borrowed balances will be at the Company’s option, either 1.4% above SOFR or 1.75% below the prime rate on the date of an advance. The Company pays a 0.4% unused commitment fee for unused portions of the line of credit. The Company had no advances outstanding as of September 30, 2024.

The Company is a member bank of the FHLB. The Company owns $21.4 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. The Company had a $250.0 million short-term advance outstanding at FHLB of Des Moines as of September 30, 2024, at an interest rate of 5.47%. This borrowing matured in October 2024. Additionally, during 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. This letter of credit expired in October 2024, was renewed, and will expire in January 2025. The Company’s remaining borrowing capacity with the FHLB was $1.6 billion as of September 30, 2024.

The Company had an $800.0 million short-term borrowing outstanding with the Federal Reserve Bank's BTFP as of September 30, 2024 at an interest rate of 4.76%. This borrowing was repaid in October 2024 in advance of its maturity. As of September 30, 2024, the Company’s remaining borrowing capacity with the BTFP was $18.0 million and its remaining borrowing capacity at the Federal Reserve Discount Window was $11.8 billion.

In addition to borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $11.4 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of September 30, 2024.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2024.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	2,051	$98.03	—	1,000,000
August 1 - August 31, 2024	—	—	—	1,000,000
September 1 - September 30, 2024	—	—	—	1,000,000
Total	2,051	$98.03	—

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

ITEM 5. OTHER INFORMATION

On September 13, 2024, three foundations and trusts that are related interests of Chairman and Chief Executive Officer J. Mariner Kemper adopted a single, pre-arranged stock sale plan in accordance with Rule 10b5-1(c) (Rule 10b5-1) under the Exchange Act for the sale of shares of the Company’s common stock (the “2025

Plan”). The 2025 Plan was entered into during an open trading window in accordance with the Company’s requirements regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense conditions of Rule 10b5-1. The 2025 Plan provides for the monthly sale of an initial number of shares of the Company’s common stock once the market price of the Company’s common stock meets or exceeds certain minimum threshold prices as specified in the 2025 Plan. Should the market price of the Company’s shares meet or exceed secondary and tertiary pricing thresholds as specified in the 2025 Plan, up to double and triple the initial number of shares in the aggregate may be sold in that month, respectively. Sales under the 2025 Plan may occur beginning in January of 2025 (after conclusion of the applicable cooling off period following adoption of the 2025 Plan) and end no later than December 31, 2025. The aggregate number of shares of common stock of the Company that will be available for sale under the 2025 Plan will vary depending on the market price achieved but will not exceed a maximum of 105,024 shares in aggregate.

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

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: October 31, 2024