Form 10-K
period 2024-12-31
UMB FINANCIAL CORP
filed 2025-02-27
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $3,711,510,639 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2025
Common Stock, $1.00 Par Value	72,591,166

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 29, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On January 31, 2025, the Company acquired all of the outstanding stock of Heartland Financial USA, Inc., a Delaware corporation (HTLF), in an all-stock transaction, issuing a total of 23.6 million shares of the Company’s common stock and 4.6 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A (the Company’s preferred stock). Pursuant to the Agreement and Plan of Merger, dated as of April 28, 2024, (i) HTLF merged with and into the Company, with the Company continuing as the surviving corporation and (ii) one day after the closing date of the acquisition of HTLF by the Company, HTLF’s wholly owned bank subsidiary, a Colorado-chartered non-member bank (HTLF Bank), merged with and into UMB Bank, National Association, the Company’s national bank subsidiary (the Bank), with the Bank continuing as the surviving bank.

On April 29, 2024, the Company also announced that in connection with the execution of the merger agreement, it entered into a forward sale agreement with BofA Securities, Inc. or its affiliate to issue 2.8 million shares of its common stock. The underwriters were granted an option to purchase up to an additional 420 thousand shares of the Company's common stock exercisable within 30 days of April 28, 2024. The underwriters exercised this option in full on April 30, 2024, upon which the Company entered into an additional forward sale agreement relating to the 420 thousand shares of the Company's common stock. The forward sale agreements entered into on April 28, 2024 and April 30, 2024 (collectively, the forward sale agreements) are classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity. The Company expects to receive net proceeds of approximately $231.8 million from the sale of shares of common stock and settlement of the forward sale agreements.

The Bank has its principal office in Missouri and provides financial services primarily throughout the Midwestern and Southwestern regions of the United States. The Bank offers a full complement of banking products and other services to commercial, retail, government, and correspondent-bank customers, including a wide range of asset-management, trust, bankcard, and cash-management services.

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

Human Capital

The Company is dedicated to creating the Unparalleled Customer Experience, and its associates are critical to achieving this mission. As part of the Company’s efforts to recruit and retain top talent, it strives to offer competitive compensation and benefits programs, while fostering a culture rooted in inclusion of a diverse mix of associates who are empowered to be part of something more. The Company believes its associates, customers, and communities mutually benefit by its focus on providing opportunities for its associates to make an impact at work and in their respective communities. On a full-time equivalent basis at December 31, 2024, the Company and its subsidiaries employed 3,698 associates across the country.

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

A sizeable impact is exerted, in particular, by the policies of the Board of Governors of the Federal Reserve System and the Federal Reserve Bank (the FRB), which, through the Federal Open Market Committee, influences monetary and credit conditions in the economy in pursuit of maximum employment and stable prices. Among the FRB’s policy tools are (1) open market operations (that is, purchases or sales of securities in the open market to adjust the supply of reserve balances in order to achieve targeted federal funds rates or to put pressure on longer-term interest rates in order to achieve more desirable levels of economic activity and job creation), (2) the discount rate charged on loans by the Federal Reserve Banks, (3) the level of reserves required to be held by depository institutions against specified deposit liabilities, (4) the interest paid or charged on balances maintained with the Federal Reserve Banks by depository institutions, including balances used to satisfy their reserve requirements, and (5) other deposit and loan facilities.

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

Regulation and Supervision

The Company is subject to regulatory frameworks in the United States at federal, State, and local levels. In addition, the Company is subject to direct supervision by various government authorities charged with overseeing the kinds of financial activities conducted by its business segments.

This section summarizes certain provisions of the principal laws and regulations that apply to the Company. The descriptions, however, are not complete and are qualified in their entirety by the full text and judicial or administrative interpretations of those laws and regulations and other laws and regulations that affect the Company.

Overview

The Company is a bank holding company that has elected to also become a financial holding company. As a result, the Company—including all of its businesses and operations—is subject to the regulation, supervision, and examination of the FRB and to restrictions on permissible activities. This framework of regulation, supervision, and examination is intended primarily for the protection and benefit of depositors and other customers of the Bank, the Deposit Insurance Fund (the DIF) of the Federal Deposit Insurance Corporation (the FDIC), the banking and financial systems as a whole, and the broader economy, not for the protection or benefit of the Company’s shareholders or its non-deposit creditors.

Many of the Company’s subsidiaries are also subject to separate or related forms of regulation, supervision, and examination, including: (1) the Bank, by the Office of the Comptroller of the Currency (the OCC), the FDIC, and the Consumer Financial Protection Bureau (the CFPB); (2) UMBFS, UMB Financial Services, Inc., and UMB Asset Management, LLC, by the Securities and Exchange Commission (the SEC) and State regulatory authorities, and UMB Financial Services, Inc., by the Financial Industry Regulatory Authority (FINRA); and (3) UMB Insurance, Inc., by State regulatory authorities. These regulatory schemes, like those overseen by the FRB, are designed to protect public or private interests that often are not aligned with those of the Company’s shareholders or non-deposit creditors.

The FRB possesses extensive authority to regulate and supervise the conduct of the Company’s businesses and operations. If the FRB were to take the position that the Company or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal corrective or enforcement actions could be taken by the FRB against the Company, its subsidiaries, and institution-affiliated parties such as directors, officers, and agents. These enforcement actions could include extensive and costly remediation requirements, an imposition of civil monetary penalties and could directly affect not only the Company, its subsidiaries, and institution-affiliated parties but also the Company’s counterparties, shareholders, and creditors and its commitments, arrangements, or other dealings with them. The OCC has similarly expansive authority over the Bank and its subsidiaries, as does the CFPB over matters involving consumer financial laws. The SEC, FINRA, and other domestic or foreign government authorities also have an array of means at their disposal to regulate, supervise, and enforce areas within their jurisdiction that could impact the Company’s businesses and operations.

Restrictions on Permissible Activities and Corporate Matters

Bank holding companies and their subsidiaries are generally limited to the business of banking and to closely related activities that are incidental to banking.

As a bank holding company that has elected to become a financial holding company, the Company is also able—directly or indirectly through its subsidiaries, other than the Bank—to engage in activities that are financial in nature, that are incidental to a financial activity, or that are complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Activities that are financial in nature include: (1) underwriting, dealing in, or making a market in securities, (2) providing financial, investment, or economic advisory services, (3) underwriting insurance, and (4) merchant banking.

The Company’s ability to, directly or indirectly, engage in these banking and financial activities is subject to conditions and other limits imposed by law or the FRB and, in some cases, requires the approval of the FRB or other government authorities. These conditions or other limits may arise due to the particular type of activity or, in other cases, may apply to the Company’s business more generally. Examples of the former are the substantial restrictions on the timing, amount, form, substance, interconnectedness, and management of the Company’s merchant banking investments. An example of the latter is a condition that, in order for the Company to continue to engage in broader financial activities, its depository institutions must remain “well capitalized” and “well managed” under applicable banking laws and must receive at least a “satisfactory” rating under the Community Reinvestment Act (the CRA). The FRB also has the power to require the Company to divest any depository institution that cannot maintain its “well capitalized” or “well managed” status.

The FRB maintains a targeted policy that requires a bank holding company to consult with the staff sufficiently in advance of (1) declaring and paying a dividend that could raise safety and soundness concerns (for example, a dividend that exceeds earnings in the period for which the dividend is being paid), (2) redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses, or (3) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of the quarter in the amount of those equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Bank Acquisitions by the Company

The Company may acquire banks outside of its home State of Missouri, subject to limits and may establish new branches in other States to the same extent as banks chartered in those States. The Company must receive the prior approval of the FRB and possibly other government authorities to, directly or indirectly, acquire ownership or control of five percent or more of any class of voting securities of, or substantially all of the assets of, an unaffiliated bank, savings association, or bank holding company. In deciding whether to approve any acquisition or branch, the FRB, the OCC, and other government authorities will consider public or private interests that may not be aligned with those of the Company’s shareholders or non-deposit creditors.

The standards by which bank and financial institution acquisitions are evaluated have been undergoing review and change by the OCC, FDIC and the Department of Justice (the DOJ), but not by the FRB. These reviews and changes were incorporated into non-binding guidance. Whether and how the guidance might be further changed or interpreted is uncertain. In September 2024, the OCC adopted a final rule and policy statement regarding its review of Bank Merger Act (BMA) applications for OCC-supervised institutions, including the Bank. The final rule removes the ability for BMA applicants to file a streamlined application form for certain types of acquisitions and removes the expedited review process for BMA applications. The policy statement provides 19 indicators of whether a BMA application is more or less likely to be approved by the OCC. The policy statement also provides heightened expectations around the existing statutory factors the OCC is required to consider in evaluating BMA applications.

In September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to 2023 Merger Guidelines (the 2024 Banking Addendum). The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.

Acquisitions of Ownership of the Company

Acquisitions of the Company’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the BHCA and the Change in Bank Control Act of 1978, as amended (the CIBCA). Under the CIBCA, a person or entity generally obtain non-objection from the FRB before acquiring the power to vote 10% or more of any class of voting stock, including the Company’s common stock. Investors should be aware of these requirements when acquiring shares in the Company’s stock.

Requirements Affecting the Relationships among the Company, Its Subsidiaries, and Other Affiliates

The Company is a legal entity separate and distinct from the Bank, UMBFS, and its other subsidiaries but receives the vast majority of its revenue in the form of dividends from those subsidiaries. Without the approval of the OCC, however, dividends payable by the Bank in any calendar year may not exceed the lesser of (1) the current year’s net income combined with the retained net income of the two preceding years and (2) undivided profits. In addition, under the Basel III capital-adequacy standards described below under the heading “Capital-Adequacy Standards,” the Bank is required to maintain a capital conservation buffer in excess of its minimum risk-based capital ratios and will be restricted in declaring and paying dividends whenever the buffer is breached. The FRB or the OCC could also limit the dividends that the Bank or the Company’s other subsidiaries may pay to the Company to prevent any unsafe and unsound practice.

The Company is required by law to serve as a source of financial strength for its depository-institution subsidiaries and to commit resources to support those subsidiaries in circumstances when the Company might not otherwise elect to do so.

A number of laws also exist to prevent the Company and its nonbank subsidiaries from taking improper advantage of the benefits afforded to the Bank as a depository institution, including its access to federal deposit insurance and the discount window. These laws generally require the Bank and its subsidiaries to deal with the Company and its nonbank subsidiaries only on market terms and, in addition, impose restrictions on the Bank and its subsidiaries in directly or indirectly extending credit to or engaging in other covered transactions, including certain derivatives and securities lending transactions, with the Company or its nonbank subsidiaries.

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

Stress Testing and Enhanced Prudential Standards

Under the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), bank holding companies with assets of less than $100 billion, including the Company, are no longer subject to the requirement to conduct forward-looking, company-run stress testing, including publishing a summary of results. The Company continues to run internal stress tests as a component of its comprehensive risk management and capital planning process. In addition, EGRRCPA increased the statutory asset threshold above which the FRB is required to apply enhanced prudential standards from $50 billion to $250 billion subject to certain discretion by the FRB to apply any enhanced prudential standard requirement to any bank holding company with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA. The Company remains exempt from the FRB’s enhanced prudential standards but the Bank will become subject to the OCC’s guidelines that set expectations for the governance and risk management practices of large depository subject to its supervision with more than $50 billion in assets. The guidelines require such institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities and to incorporate their risk appetite statement and concentration risk limits into capital and liquidity stress testing and planning processes. See “Regulation and Supervision—Safety and Soundness Guidelines” in Part I, Item 1 of this report for additional information regarding federal guidelines prescribing safety and soundness standards.

Capital-Adequacy Standards

The FRB and the OCC have adopted risk-based capital and leverage regulations that require the capital-to-assets ratios of bank holding companies and national banks to meet specified minimum standards.

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

The capital ratios for the Company and the Bank as of December 31, 2024, are set forth below:

	Minimum Regulatory Capital Ratio	Minimum Ratio Plus Capital Conservation Buffer	Well-Capitalized Minimums		Actual
Common Equity Tier 1 Capital Ratio
UMB Financial Corporation	4.50%	7.00%	N/A	%	11.29%
UMB Bank, n.a.	4.50	7.00	6.50		11.47
Tier 1 Risk-Based Capital Ratio
UMB Financial Corporation	6.00	8.50	6.00		11.29
UMB Bank, n.a.	6.00	8.50	8.00		11.47
Total Risk-Based Capital Ratio
UMB Financial Corporation	8.00	10.50	10.00		13.21
UMB Bank, n.a.	8.00	10.50	10.00		12.24
Tier 1 Leverage Ratio
UMB Financial Corporation	4.00	N/A	N/A		8.50
UMB Bank, n.a.	4.00	N/A	5.00		8.52

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company’s operations or financial condition. For example, “brokered deposits,” as defined by FDIC regulations, may only be accepted by well capitalized depository institutions without prior regulatory approval or, with a waiver from the FDIC, by adequately capitalized depository institutions. At December 31, 2024, the Bank was categorized as well capitalized under the PCA framework.

Basel III, including revisions to the global Basel III capital framework (commonly known as the Basel III endgame), includes a number of more rigorous provisions applicable only to banking organizations that are larger or more internationally active than the Company and the Bank. These include, for example, a supplementary leverage ratio incorporating off-balance-sheet exposures, a liquidity coverage ratio, and a net stable funding ratio. These standards may be informally applied or considered by the FRB and the OCC in their regulation, supervision, and examination of the Company and the Bank. In July 2023, the federal banking agencies released a proposed rule to implement the Basel III endgame. If enacted as proposed, the proposal would significantly increase capital requirements for banking organizations with $100 billion or more in assets, which could indirectly impact smaller institutions, such as the Company and the Bank. It is uncertain if and when a final rule will be adopted, and if so, whether and to what extent it will differ from the Basel III Finalization Proposal. As a result, the timing and content of any final rule, and the potential effects of any final rule on the Company and the Bank, remain uncertain.

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

In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the DIF at an annual rate of approximately 13.4 basis points over eight quarterly collection periods, which began in 2024, and currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The FDIC may impose additional special assessments from time to time based on the actual losses incurred by the FDIC as a result of the March 2023 bank failures or future failures.

Resolution and Related Matters

If an insured depository institution such as the Bank were to become insolvent or if other specified events were to occur relating to its financial condition or the propriety of its actions, the FDIC may be appointed as conservator or receiver for the institution. In that capacity, the FDIC would have the power to (1) transfer assets and liabilities of the institution to another person or entity without the approval of the institution’s creditors, (2) require that its claims process be followed and to enforce statutory or other limits on damages claimed by the institution’s creditors, (3) enforce the institution’s contracts or leases according to their terms, (4) repudiate or disaffirm the institution’s contracts or leases, (5) seek to reclaim, recover, or recharacterize transfers of the institution’s assets or to exercise control over assets in which the institution may claim an interest, (6) enforce statutory or other injunctions, and (7) exercise a wide range of other rights, powers, and authorities, including those that could impair the rights and interests of all or some of the institution’s creditors. In addition, the administrative expenses of the conservator or receiver could be afforded priority over all or some of the claims of the institution’s creditors, and under the Federal Deposit Insurance Act (the FDIA), the claims of depositors (including the FDIC as subrogee of depositors) would enjoy priority over the claims of the institution’s unsecured creditors.

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

In June 2024, the FDIC released a final rule amending its requirements for insured depository institutions with more than $50 billion in assets to develop and submit plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. The Bank continues to evaluate the impact of this rule for when it becomes subject to its requirements.

Safety and Soundness Guidelines

The federal banking agencies have adopted guidelines prescribing safety and soundness standards relating to internal controls, risk management, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. These guidelines in general require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the federal banking agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types, including those that may limit growth or capital distributions.

Anti-Money Laundering Rules

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, (together, the BSA) and its implementing regulations require financial institutions, including banks and broker dealers, to, among other duties, implement and maintain an effective anti-money laundering (AML) compliance program and file suspicious activity and currency transaction reports when appropriate.

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 (AMLA), amends the BSA but does not directly impose new requirements on banks. AMLA requires the U.S. Treasury Department to, among other things, issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities and implementing regulations, and conduct studies and issue regulations that may, over the next few years, significantly alter certain due diligence, recordkeeping and reporting requirements that the BSA and its implementing regulations impose on banks. AMLA also contains provisions that increase penalties for violations of the BSA and includes whistleblower incentives, both of which could increase regulatory enforcement against banks. Implementation of AMLA is ongoing and is anticipated to impact the Bank’s AML compliance program.

In an effort to increase transparency in the U.S. financial system and prevent shell entities from being used to launder money or hide assets, AMLA includes the Corporate Transparency Act (the CTA), which requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (FinCEN) to, among other things, establish a national beneficial ownership information registry. In September 2022, FinCEN issued the final Beneficial Ownership Information Reporting Requirements rule (the BOI Reporting Rule) which, effective January 1, 2024, requires certain “reporting companies” to file beneficial ownership information reports with FinCEN that will be stored in the national beneficial ownership registry and will detail the reporting company’s beneficial owners. In December 2023, FinCEN issued the final Beneficial Ownership Information Access and Safeguards rule—the second of three rulemakings that would implement the CTA—which governs access to the national beneficial ownership registry. FinCEN has not yet issued the third CTA-implementing regulation, which will amend the beneficial ownership requirements applicable to banks and other covered financial institutions under FinCEN’s existing Customer Due Diligence (CDD) rule. The constitutionality of the CTA is subject to ongoing litigation and it is not clear what impact the new rules will have on the Bank; however the Company’s compliance costs will likely increase as the Company develops enhanced CDD procedures and recalibrates customer information collection and reporting systems to effectively respond to the CTA’s new requirements.

Violations of the BSA and its implementing regulations can result in substantial civil and criminal penalties, and the federal banking agencies are required to consider the effectiveness of a financial institution’s AML compliance program when reviewing bank mergers and bank holding company acquisitions. In addition to the federal banking agencies, FinCEN is authorized to impose significant civil monetary penalties for violations of the BSA and its implementing regulations and has recently engaged in coordinated enforcement actions with state and federal law enforcement agencies and banking regulators.

OFAC Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) is responsible for administering U.S. economic sanctions, which can prohibit certain transactions with designated foreign countries, nationals and others. OFAC-administered sanctions take on many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also maintains a list of designated persons, groups or entities that are the target of sanctions, including the “Specially Designated Nationals and Blocked Persons List.” The assets of designated persons, groups or entities are blocked and U.S. persons are generally prohibited from dealing with any such persons. Moreover, blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If the Company finds a name on any transaction, account or wire transfer associated with a sanctioned person, the Company must freeze or block such account or transaction, file a blocked property report with OFAC and notify the appropriate authorities. Failure to comply with U.S. economic sanctions could have serious legal and reputational consequences.

Data Privacy and Cybersecurity

Various federal, state and local laws, rules, regulations and standards contain extensive data privacy and cybersecurity provisions, and the legal and regulatory framework for data privacy and cybersecurity is in considerable flux and rapidly evolving. For example, current federal laws, rules, regulations and standards, including the Gramm-Leach-Bliley Act (the “GLBA”), require financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and enable retail customers to opt out of the Company’s ability to share such personal information with unaffiliated third parties under certain circumstances. Such laws and regulations also require financial institutions to implement a comprehensive cybersecurity program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. An amendment to Regulation S-P, an implementing regulation promulgated under the GLBA, was adopted by the SEC on May 16, 2024 and requires broker dealers and registered investment advisers to, among other things, adopt and implement an incident response program as part of their formal cybersecurity policies and procedures and report data breaches to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization within 30 days of becoming aware of such data breach. Other federal and state laws, rules, regulations and standards impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. The Company and its nonbanking subsidiaries are also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Additionally, like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries. The United States Congress also is considering, and may pass, additional data privacy and cybersecurity legislation, to which the Company may become subject if passed.

The enactment of the Cyber Incident Reporting for Critical Infrastructure Act (the “CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the Cybersecurity and Infrastructure Agency (the “CISA”) within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators.

The Bank is also subject to federal regulations that, among other things, require a banking organization to notify its primary federal banking agencies as soon as possible and within 36 hours after identifying a “computer-security incident” that has materially disrupted or degraded, or the banking organization believes in good faith is reasonably likely to materially disrupt or degrade, its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States financial sector. Additionally, the federal banking agencies, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

Data privacy and cybersecurity are also areas of increasing state legislative focus. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), among other things, broadly defines personal information and gives California residents the right to request access to or correct personal information collected about them, and whether that personal information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of certain sharing and sales of their personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to personal information that is collected, sold, disclosed or processed subject to certain federal laws, including the GLBA. The CCPA contemplates civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation and includes a private right of action (permitting lawsuits to be brought by private individuals instead of the state Attorney General or other government actor for certain violations). Similar laws have been or may be adopted by other states where the Company does business or collects personal information. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach.

Broker Dealer and Investment Adviser Regulations

The Company’s broker dealer and investment adviser subsidiaries are subject to regulation by the SEC. FINRA is the primary self-regulatory organization for the Company’s registered broker dealer subsidiaries. The broker dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker dealers and investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect the Company’s ability to issue new securities expeditiously. In addition, certain changes in the activities of a broker dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

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

Under the CRA, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local communities—including low- and moderate-income neighborhoods—consistent with safe and sound banking practices. The CRA does not create specific lending programs but does establish the framework and criteria by which the OCC regularly assesses the Bank’s record in meeting these credit needs. The Bank’s ratings under the CRA are taken into account by the FRB and the OCC when considering merger or other specified applications that the Company or the Bank may submit from time to time. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank received a “satisfactory” rating at its most recent CRA evaluation.

The Bank is subject as well to a vast array of consumer-protection laws, such as qualified-mortgage and other mortgage-related rules under the jurisdiction of the CFPB. For example, in December 2024, the CFPB issued a final rule that would become effective on October 1, 2025, which, if it goes into effect as currently issued, would include imposing certain requirements on overdraft fees, similar to those that apply to credit cards, unless the financial institution limits the overdraft fee to an amount that covers the institution’s costs and losses to provide the service or $5. In addition, the FRB has proposed, but not yet finalized, amendments to Regulation II that would lower the cap on debit interchange fees and institute a process for automatically recalculating the debit interchange fee cap every two years based upon a biennial survey of large debit card issuers. Lending limits, restrictions on tying arrangements, limits on permissible interest-rate charges, and other laws governing the conduct of banking or fiduciary activities are also applicable to the Bank.

Executive Officers of the Registrant. The following are the executive officers of the Company, each of whom is appointed annually, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which such person was elected as an executive officer.

Name	Age	Position with Registrant

R. Brian Beaird	51

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

Amy Harris	39

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

Shannon A. Johnson	45

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

J. Mariner Kemper	52

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

Stacy King	49

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

Elizabeth Lewis	51

Ms. Lewis has served as President, Consumer Banking since April of 2024. She has also served as Chief Marketing Officer since May of 2023. Prior to this time, Ms. Lewis served as Senior Vice President with CommunityAmerica Credit Union, leading the retail and commercial banking line of business functions, and Senior Vice President, Commercial Banking Administration with Commerce Bank. She held these positions from January 2017 through May 2023, and from March 2008 through January 2017, respectively.

Phillip Mason	42

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

		April 2013. Mr. Mason first joined the Company in June of 2005, working in the corporate finance department in a variety of roles.
Nikki Newton	53

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

David C. Odgers	55

Mr. Odgers has served as Senior Vice President, Chief Accounting Officer of the Company since January 2020, and as the Company’s Controller since January 2014. Mr. Odgers was previously the Company’s Assistant Controller from January 2005 to January 2014.

John C. Pauls	61

Mr. Pauls served as Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank from June 2016 until his retirement in January 2025. Mr. Pauls served as interim General Counsel from April 2016 until his full appointment in June 2016. He was with the Company for over 30 years, and served as a top legal advisor for the Company and the Bank for over 25 years.

James D. Rine	54

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

Ram Shankar	52

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

Thomas S. Terry	61

Mr. Terry has served as Executive Vice President and Chief Credit Officer since October 2019. From January 2011 until October 2019, Mr. Terry served as Executive Vice President and Chief Lending Officer of the Company, and prior to this time, Mr. Terry served as Executive Vice President. Mr. Terry first joined the Company in 1986, and subsequently joined the Commercial Lending department in 1987 where he worked as a loan officer until 2011.

Uma Wilson	46

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

The Company may be adversely affected by policies, regulations, or events that have the effect of altering the difference between long-term and short-term interest rates (commonly known as the yield curve), depressing the interest rates associated with its earning assets to levels near the rates associated with its interest expense, or changing the spreads among different interest-rate indices. In addition, a rapid change in interest rates could result in interest expense increasing faster than interest income because of differences in the maturities of the Company’s assets and liabilities. Further, if laws impacting taxation and interest rates materially change, or if new laws are enacted, certain of the Company’s services and products, including municipal bonds, may be subject to less favorable tax treatment or otherwise adversely impacted. For example, the federal government, in recent years, has taken steps to provide stability to and confidence in the financial markets, and these steps could affect the Company’s resource requirements in order to comply with updated laws. The level of and changes in market interest rates—and, as a result, these risks and uncertainties—are beyond the Company’s control. The dynamics among these risks and uncertainties are also challenging to assess and manage.

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

Weak or deteriorating economic conditions, geopolitical events, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities. The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, or there are impacts stemming from geopolitical events, its business or performance could be adversely affected. The Company provides financial services primarily throughout the Midwestern and Southwestern regions of the United States. As the Company does not have a significant banking presence in other parts of the country, a prolonged economic downturn in these markets could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, including due to inflation, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products and other services in the Company’s investment-management, asset-servicing, insurance, brokerage, or related businesses. Financial markets and global supply chains may be adversely affected by the impact of military conflict, including the current conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Increased delinquencies or defaults could result as well from the Company adopting—for strategic, competitive, or other reasons—more liberal origination or underwriting standards for extensions of credit or other dealings with its customers or counterparties. Further, changes to U.S. global policy, including as it relates to tariffs, trade disputes and renewing trade agreements with various countries, could affect the Company’s results of operations. The global economy, the strength of the U.S. dollar, international trade conditions, and oil prices may ultimately affect interest rates, business import/export activity, capital expenditures by businesses, and investor confidence. Unfavorable changes in those factors may result in declines in consumer credit usage, increased delinquencies and defaults, and reduced loan demand. If delinquencies or defaults on the Company’s loans or investment securities increase, their value and the income derived from them could be adversely affected, and the Company could incur administrative and other costs in seeking a recovery on its claims and any collateral. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is determined to have resulted from a credit loss. In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for credit losses would reduce the Company’s income. See “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real estate markets, the economic environment or associated environmental liabilities. At December 31, 2024, 51.9% of the Company’s aggregate loan portfolio—comprised of commercial real estate loans (representing 39.5% of the aggregate loan portfolio) and consumer real estate loans (representing 12.4% of the aggregate loan portfolio)—was primarily secured by interests in real estate located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well. Real estate values in the markets where this collateral is located may be different from, and in some instances worse than, real estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In recent years, commercial real estate markets have been particularly impacted by the economic and other disruptions resulting from the COVID-19 pandemic and its aftermath. Repayment of commercial real estate, which typically involves higher loan principal amounts as compared to consumer real estate lending, is often dependent on the successful operation of the business conducted on the property securing the loans. Negative shifts in economic conditions can impact the borrower’s ability to pay. Failures in the Company’s risk management policies, procedures and controls could adversely affect its ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could negatively impact the Company’s operating and financial performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, the Company may incur substantial liability for compliance and remediation costs, personal injury, or property damage.

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses. The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real estate markets, industry consolidations, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, UMBFS’s revenue could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business, healthcare, and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Economic conditions can also reduce the usage of credit cards in general and the average purchase amount of transactions, which reduces interest income and transaction fees. Other fee-based banking businesses that could be adversely affected include trading, asset management, custody, trust, and cash and treasury management. In addition, legislative and regulatory changes could reduce the amounts and types of fees financial institutions may charge, including the FRB’s Regulation II on debit card interchange fees and the CFPB’s regulations on consumer protection, such as the CFPB late fee regulation.

Liquidity is essential to the Company and its business or performance could be adversely affected by constraints in, or increased costs for, funding. The Company defines liquidity as the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the availability or cost of that funding and thus on its liquidity. These factors include market disruptions, changes in its credit ratings or the sentiment of its investors, the state of the regulatory environment and monetary and fiscal policies, declines in the value of its investment securities, the loss of substantial deposits or customer relationships, financial or systemic shocks, significant counterparty failures, and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In the event that the Company’s current sources of liquidity do not satisfy its needs, the Company would be required to seek additional financing. The availability of such financing will depend on a variety of factors, such as market conditions, the general availability of credit to the financial services industry, new regulatory restrictions and requirements, and the Company’s credit ratings. See risk below “Regulatory or supervisory requirements, future growth, operating results, or strategic plans may prompt the Company to raise additional capital, but that capital may not be available at all or on favorable terms and, if raised, may be dilutive.” There can be no assurance that the Company will be able to obtain financing at desirable terms or at all. In such an event, the Company may also be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages liquidity risk.

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

To the extent that the Company continues to maintain a sizeable portfolio of investment securities, its income may be adversely affected and its reported equity more volatile, and the portfolio values may be adversely impacted by deterioration in the credit quality of underlying collateral within the various categories of investment securities it owns. As of December 31, 2024, the Company’s securities portfolio totaled approximately $13.7 billion, which represented approximately 27.1% of its total assets. Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans. For the year-ended December 31, 2024, the weighted average yield of the Company’s securities portfolio was 2.96% as compared to 6.66% for its loan portfolio. Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted. Additionally, approximately $7.8 billion, or 56.9%, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity. As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

The Company generally invests in liquid, investment-grade securities; however, these securities are subject to changes in market value due to changing interest rates and implied credit spreads. While the Company maintains prudent risk management practices over bonds issued by municipalities and other issuers, credit deterioration in these bonds could occur and result in losses. Under accounting rules, when an available for sale debt security is in an unrealized loss position, the entire loss in fair value is required to be recognized in current earnings if the Company intends to sell the security or believes it is more likely than not that the Company will be required to sell the security before the value recovers. Additionally, the current expected credit losses (CECL) model utilized by the Company requires that lifetime expected credit losses on securities be recorded in current earnings. This could result in significant losses.

The Company may experience increases or fluctuations in delinquencies and credit losses, or the Company may incorrectly estimate expected losses, which could result in inadequate reserves. Like other lenders, the Company faces the risk that its customers will not repay their loans. A customer’s ability and willingness to repay can be adversely affected by decreases in the income of the borrower or increases in their payment obligations to other lenders, whether as a result of a job loss, higher debt levels or rising cost of servicing debt, inflation outpacing wage growth, or by restricted availability of credit generally. The Company may fail to quickly identify and reduce its exposure to customers that are likely to default on their payment obligations, whether by closing credit lines or restricting authorizations. The Company’s ability to manage credit risk also is affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, and depends on the effectiveness of its collections staff, techniques and models.

Rising credit losses or leading indicators of rising credit losses (such as higher delinquencies, higher rates of nonperforming loans, higher bankruptcy rates, lower collateral values, elevated unemployment rates or changing market terms) may require the Company to increase its allowance for credit losses, which would decrease its profitability if it is unable to raise revenue or reduce costs to compensate for higher credit losses, whether actual or expected. In particular, the Company faces the following risks in this area:

•
Missed payments: Customers may fail to make required payments on time and may default or become delinquent. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial conditions for the Company’s customers. Historically, customers are more likely to miss payments during an economic downturn, recession, periods of high unemployment, or prolonged periods of slow economic growth. Customers might also be more likely to miss payments if the payment burdens on their existing debt grow due to rising interest rates, or if inflation outpaces wage growth.
•
Incorrect estimates of expected credit losses: The credit quality of the Company’s loan portfolios can have a significant impact on its earnings. The Company allows for and reserves against credit risks based on an assessment of expected credit losses in its loan portfolios. This process, which is critical to the Company’s financial condition and results of operations, requires complex judgments, including forecasts of economic conditions. The Company may underestimate its expected credit losses and fail to hold an allowance for credit losses sufficient to account for these credit losses. Incorrect assumptions could lead to material underestimations of expected credit losses and an inadequate allowance for credit losses. See risk below “The Company’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings.”
•
Inaccurate underwriting: The Company’s ability to accurately assess the creditworthiness of its customers may diminish, which could result in an increase in credit losses and a deterioration of returns.
•
Insufficient asset values: The collateral the Company has on secured loans could be insufficient to compensate it for credit losses. When customers default on their secured loans, the Company attempts to recover collateral where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate the Company for the amount of the unpaid loan, and the Company may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate and other asset values adversely affect the collateral value for the Company’s commercial lending activities. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. In that circumstance, the recovery of such property could be insufficient to compensate the Company for the value of these loans upon a default.

•
Geographic and industry concentration: The regional economic conditions in any particular region may affect the demand for the Company’s products and services as well as the ability of its customers to repay their commercial real estate loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event or natural disaster that disproportionately affects a particular region in which the Company is more heavily concentrated could have a material adverse effect on the performance of the Company’s commercial real estate loan portfolio and its results of operations.

Cybersecurity incidents and other security breaches of the Company’s information technology systems, or the information technology systems of the Company’s third-party service providers or their third-party service providers, the Company’s counterparties, or in the business community may negatively impact the Company’s business or performance. In the ordinary course of its business, the Company collects, stores, and transmits sensitive, confidential, or proprietary data and other information, including intellectual property, business information, funds-transfer instructions, and the personally identifiable information of its customers and employees. The secure processing, storage, maintenance, and transmission of this information is critical to the Company’s operations and reputation, and if any of this information were mishandled, misused, improperly accessed, lost, breached, held hostage or stolen, or if the Company’s operations were disrupted, the Company could suffer significant financial, business, reputational, regulatory, or other damage. Failures or errors in, or breach of the Company’s systems or networks, or those of its third-party service providers or their third-party service providers (collectively, third party service providers), or the Company’s counterparties, may expose the Company to litigation, disclosure requirements, remediation costs, increased costs for security measures, loss of revenue, regulatory scrutiny, governmental investigation and/or other actions, and other potential liability. For example, despite security measures, the Company’s or its third-party service providers’ information technology and infrastructure may be breached or rendered inaccessible due to a variety of factors, including from infrastructure changes or failures, introductions of new functionality, human or software errors, service failures, operational and technological outages, capacity constraints, loss or theft of assets, natural disasters, terrorist attacks, power outages, data breaches, cyber-attacks, denial of service attacks, hacking, ransomware and other computer viruses or malware, or acts of misconduct through pretext calls, electronic phishing or other means, and, as a result, an unauthorized party may obtain access to the Company’s or its customers’ confidential, proprietary, personal, or sensitive data. These risks and uncertainties are rapidly evolving and increasing in complexity, and the Company’s failure to effectively mitigate them could negatively impact its business and operations.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event, and often are not recognized until launched against a target, the Company or its third-party service providers may be unable to anticipate or detect these techniques or implement adequate preventative or remedial measures. Though it is difficult to determine what harm may directly result from any specific interruption or data breach, any failure to maintain performance, reliability, security, and availability of the Company’s network infrastructure and the information processed thereby may harm the Company’s brand, its ability to retain existing customers and attract new customers, and its ability to operate.

Risks and exposures related to cybersecurity attacks, particularly for financial institutions, are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats and the expanding use of technology-based products and services by the Company, its third-party service providers, and its customers. The Company can provide no assurances that the safeguards it or its third-party service providers have in place or may implement in the future will prevent all unauthorized infiltrations or breaches and that the Company will not suffer losses related to a security breach in the future, which losses may be material.

As noted above, third-party service providers also present a source of risk to the Company if their own security measures or other systems or infrastructure were to be breached or subject to another cybersecurity incident, rendered inaccessible or interrupted, experience an outage, downtime or degradation in service, or otherwise fail or experience adverse conditions (including conditions which interfere with the Company’s access to and use of such third-party services). The Company’s ability to monitor its third-party service providers’ cybersecurity practices is inherently limited. Although the agreements that the Company has in place with its third-party service providers generally include requirements relating to privacy, data protection and data security where and as appropriate, the Company cannot guarantee that such agreements will prevent a cyber incident impacting the Company’s systems or information or enable it to obtain adequate or any reimbursement from its third-party service providers in the event the Company should suffer any such incidents. In addition, due to applicable laws and regulations or contractual obligations, the Company may be held responsible for cyber incidents attributed to its third-party service providers as they relate to the information shared with them.

Likewise, a cyber-attack, hacking incident, or other security breach affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and adversely affect the Company or its service providers or counterparties. Many of these risks and uncertainties are beyond the Company’s control. Any failure, attempted or successful data breach or other cybersecurity incident or significant disruption in the Company’s information technology infrastructure, or those of the Company’s third-party service providers, could lead to transaction delays, compromised cybersecurity or data, inability to access critical services, and a failure to comply with applicable laws, regulations and standards governing financial transactions, data privacy, and cybersecurity. The consequences of such disruptions could be severe, resulting in financial losses, identity theft, loss of consumer trust, regulatory fines, monetary damages or other penalties or fines as well as a tarnished reputation among customers, partners and other third parties, any of which could adversely affect the Company’s business, results of operations, financial condition and future prospects. Although the Company believes it has appropriate measures in place to help manage the risk, there can be no guarantee that its efforts will be effective in preventing a material loss event.

Even when an attempted cyber-attack, hacking incident or other security breach is successfully avoided or thwarted, the Company may need to expend substantial resources to avoid such breach, may be required to take actions that could adversely affect customer satisfaction or behavior, and may be exposed to reputational damage. Despite the Company’s efforts to safeguard the integrity of systems and controls and to manage third-party risk, the Company may not be able to anticipate or implement effective measures to prevent all security breaches or all risks to the sensitive, confidential, or proprietary information that it or its service providers or counterparties collect, store, or transmit. In some cases, the Company may not be able to identify the cause or causes of these performance problems immediately or in short order, and may face difficulties detecting, mitigating, remediating, and otherwise responding to any such issues.

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

The Company operates in a highly regulated industry, and its business or performance could be adversely affected by the legal, regulatory and supervisory frameworks applicable to it, changes in those frameworks, and other legal and regulatory risks and uncertainties. The Company operates in a highly regulated industry and is subject to expansive legal and regulatory frameworks in the United States—at the federal, State, and local levels—and in the foreign jurisdictions where its business segments operate. In addition, the Company is subject to the direct supervision and examination of government authorities charged with overseeing the kinds of financial activities conducted by the Company in its business segments and the taxation of domestic companies. These legal, regulatory, and supervisory frameworks are designed to protect public or private interests, including protecting depositors and other customers of the Bank, the FDIC’s DIF and the banking and financial systems as a whole, that differ from the interests of the Company’s shareholders or non-deposit creditors. See “Government Monetary and Fiscal Policies” and “Regulation and Supervision” in Part I, Item 1 of this report, which is incorporated by reference herein.

The Company believes that government scrutiny and the intensity of supervision of all financial-services companies has increased, fundamental changes have been made to the banking, securities, and other laws that govern financial services, and a host of related business practices have been reexamined and reshaped. The Company also may face further government scrutiny due to the increased size of the Company’s business resulting from the acquisition of HTLF. See risk below “The future results of the Company following the acquisition of HTLF may suffer if the Company does not effectively manage its expanded operations.” As a result, the Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. The legislative, regulatory, and supervisory environment is beyond the Company’s control, may change rapidly and unpredictably, and may negatively influence the Company’s revenue, costs, earnings, growth, liquidity and capital levels. For example, the Company is unable to predict what, if any, changes to the regulatory environment may be enacted by Congress or a new presidential administration and what the impact of any changes will be on the Company. Risks also exist that government authorities could judge the Company’s business or other practices as unsafe, unsound, or otherwise unadvisable and bring formal or informal corrective or enforcement actions against it, including fines or other penalties and directives to change its products or other services. For example, the federal banking agencies regularly conduct examinations of the Company’s business. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earning prospects, management, liquidity, sensitivity to market risk, consumer compliance, or other aspects of any of the Company’s operations has become unsatisfactory, or that the Company or the Company’s management is in violation of any law or regulation, it could take a number or different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, to change the asset composition of the Company’s portfolio or balance sheet, to assess civil money penalties against the Company’s officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. For practical or other reasons, the Company may not be able to effectively defend itself against these actions, and they in turn could give rise to litigation by private plaintiffs. Further, if the laws, rules, and regulations materially adversely affect the Company, including any changes that would negatively impact the tax treatment of the Company, the Company’s products and services or the Company’s shareholders, the Company may be adversely impacted. All of these and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Regulatory or supervisory requirements, future growth, operating results, or strategic plans may prompt the Company to raise additional capital, but that capital may not be available at all or on favorable terms and, if raised, may be dilutive. The Company is subject to safety-and-soundness and capital-adequacy standards under applicable law, which are subject to change, and to the direct supervision of government authorities. See “Regulation and Supervision” in Part I, Item 1 of this report. If the Company is not satisfying or is at risk of not satisfying these standards or applicable supervisory requirements—whether due to inadequate operating results that erode capital, future growth that outpaces the accumulation of capital through earnings, or otherwise—the Company may be required to raise capital, restrict dividends, or limit originations of certain types of commercial and mortgage loans. If the Company is required to limit originations of certain types of commercial and mortgage loans, it would thereby reduce the amount of credit available to borrowers and limit opportunities to earn interest income from the loan portfolio. The Company also may be compelled to raise capital if regulatory or supervisory requirements change and as a result of the acquisition of HTLF may face further government scrutiny due to the increased size of the Company’s business. In addition, the Company may elect to raise capital for strategic reasons even when it is not required to do so.

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

The Company is subject to complex and evolving laws, regulations, rules, standards and contractual obligations related to privacy, data protection and data security, which may increase the Company’s costs of doing business and liability exposure. The Company is subject to a variety of complex and continuously evolving and developing laws, regulations, rules, standards and contractual obligations regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. Compliance with such laws, regulations, rules, standards and contractual obligations may require the Company to incur significant compliance costs and/or require the Company to change its policies, procedures or operations, and failure to comply with such laws, regulations, rules, standards or contractual obligations could expose the Company to liability, including enforcement actions, fines, penalties and sanctions for non-compliance, governmental investigations and/or reputational damage, and of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

At the federal level, the Company is subject to the GLBA, which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain non-public personal information with unaffiliated third parties, among other laws and regulations. The Company is also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy and cybersecurity. Federal banking agencies also regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. Moreover, the U.S. Congress is currently considering various proposals for more comprehensive privacy, data protection and data security legislation, to which the Company may be subject if passed.

State regulators have also been increasingly active in implementing privacy and cybersecurity laws, regulations, rules and standards. Several states, including states where the Company currently conducts, or may in the future conduct, business, such as California, Nebraska, Virginia and Colorado, have implemented, or are considering implementing, comprehensive data privacy and cybersecurity laws and regulations, including regulations requiring certain financial institutions to implement cybersecurity programs. For example, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope or offer greater individual rights with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. This trend of state-level activity is expected to persist and the Company is continually monitoring developments in the states in which the Company’s customers are located.

Further, the Company makes public statements about its use, collection, disclosure and other processing of personal information through its privacy policies, information provided on its website and press statements. Although the Company endeavors to comply with its public statements and documentation, and to ensure that such public statements and documentation are accurate, comprehensive and compliant with applicable laws, it may at times fail to do so or be alleged to have failed to do so. The publication of the Company’s privacy policies and other statements that provide promises and assurances about privacy, data protection and data security can subject the Company to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of its actual practices. Additional risks could arise in connection with any failure or perceived failure by the Company, its service providers or other third parties with which the Company does business to provide adequate disclosure or transparency to individuals, including customers, about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by individuals, to protect personal information from unauthorized disclosure, or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in the Company’s possession or control.

The market price of the Company’s common stock could be adversely impacted by banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect. Banking and antitrust laws, including associated regulatory-approval requirements, impose significant restrictions on the acquisition of direct or indirect control over any bank holding company, including the Company. Acquisition of ten percent or more of any class of voting stock of a bank holding company or depository institution, including shares of its common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution and requires the acquirer to obtain the non-objection from the FRB under the CIBCA. Also, a bank holding company must obtain the prior approval of the FRB under the BHCA before, among other things, acquiring direct or indirect ownership or control of more than 5 percent of any class of voting stock of any bank, including the Bank.

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

The Company’s inability to adequately protect and maintain its intellectual property may increase the Company’s legal exposure and adversely impact its performance. The Company relies on a variety of measures to protect and enhance its intellectual property portfolio, including trademarks, trade secrets and restrictions on disclosure, and undertakes other measures to control access to and distribution of its proprietary and confidentiality information. However, such measures may not prevent misappropriation of the Company’s proprietary or confidential information or infringement, misappropriation or other violations of its intellectual property rights. Additionally, the Company’s competitors or other third parties may allege that the Company’s systems, processes or technologies (or that the Company’s use of its third-party service providers’ systems, processes or technologies) infringe upon, misappropriate or otherwise violation their intellectual property rights. If the Company’s intellectual property rights are infringed or misappropriated, or if the Company’s competitors or other third parties prevail in any intellectual property-related litigation against the Company, the Company could suffer a competitive disadvantage, be prevented from using technology important to its business for which there may be no appropriate alternative technology available at a commercially reasonable price or at all, lose significant revenues, include significant license, royalty, technology development or other expenses, or pay significant damages, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business relies on systems, employees, service providers, and other third parties, and failures or errors by any of them or other operational risks associated with the Company’s reliance on third parties could adversely affect the Company. The Company relies on hosted and on-premises systems, employees, service providers, and other third parties to properly oversee, administer, and process a high volume of transactions and otherwise support the Company’s day-to-day operations. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to the Company’s premises or systems, errors in processing, failures of technology, breaches of internal controls or compliance safeguards, malware and other security or hacking incidents, inadequate integration of acquisitions, human or software errors, design or performance issues, capacity constraints or unexpected transaction volumes, unavailability of systems and services, including due to electrical or telecommunications outages, bad weather, acts of terrorism or the like, and other breakdowns in business continuity plans or acts of misconduct.

The Company relies on the business infrastructure and technology systems of third parties (and their supply chains) with which it does business and/or to whom it outsources the operation, maintenance and development of its key information technology and communications systems as well as other key components of its business operations. If the Company or its service providers fail to architect, administer or oversee such infrastructure or systems in a well-managed, secure and effective manner, or if such infrastructure or systems become unavailable, are disrupted, fail to scale, do not operate as designed, or do not meet their service level agreements for any reason, the Company may experience unplanned service disruption or unforeseen costs which could result in material harm to the Company’s business and operations. The Company must successfully develop and maintain information, financial reporting, disclosure, privacy, data protection, data security and other controls adapted to the Company’s reliance on outside platforms and providers. The Company faces a risk that its third-party service providers might be unable or unwilling to continue to provide these or other services to meet its current or future needs in an efficient, cost-effective, or favorable manner or may terminate or seek to terminate their contractual relationships with the Company. In addition, service providers utilizing third-party technology or other intellectual property in connection with their provision of services may face allegations of misappropriation, misuse, infringement or other intellectual property rights violations, which could result in the Company losing access to such technology or services. Any transition to alternative third-party service providers or internal solutions may be difficult to implement, may cause the Company to incur significant time and expense and may disrupt or degrade the Company’s ability to deliver its products and services. Thus, the infrastructure and systems that are outsourced to third-party service providers may increase the Company’s risk exposure.

The soundness of other financial institutions could adversely affect the Company. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of the Company’s business even if the Company is not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom the Company has important relationships could also negatively impact perceptions about the Company. These perceptions about the Company could cause its business to be negatively affected and exacerbate the other risks that the Company faces.

The Company may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect the Company’s ability to attract and retain depositors and to borrow or raise capital. For example, during 2023 the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank. The failure of other banks and financial institutions and the measures taken by governments, businesses, and other organizations in response to those events could adversely impact the Company’s business, financial condition and results of operations.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated because of trading, clearing, counterparty and other relationships. The Company routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, the FHLB, commercial banks, investment banks, payment processors, and other institutional clients, which may result in payment obligations to the Company or to its clients due to products it has arranged. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor, and counterparty confidence and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit and market risk that may cause its counterparty or client to default. In addition, the Company is exposed to market risk when the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. Any losses arising from such occurrences could materially and adversely affect the Company’s business, results of operations or financial condition.

The Company is heavily reliant on technology, and a failure or delay in effectively implementing technology initiatives or anticipating future technology needs or demands could adversely affect the Company’s business or performance. Like most financial-services companies, the Company significantly depends on technology to deliver its products and other services and to otherwise conduct business. The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. To remain technologically competitive and operationally efficient, the Company invests in system upgrades, new solutions, and other technology initiatives, including for both internally and externally hosted solutions. Many of these initiatives are of significant duration, are tied to critical systems, and require substantial internal and external resources. Furthermore, to the extent these initiatives may implicate new technologies or solutions such as those related to artificial intelligence or automation, additional risk may be present. Although the Company takes steps to mitigate the risks and uncertainties associated with these initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Company also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. In addition, the Company relies upon the expertise and support of service providers to help implement, maintain and/or service certain of its core technology solutions. If the Company cannot effectively manage these service providers, the service parties fail to materially perform, or the Company was to falter in any of the other noted areas, its business or performance could be negatively impacted.

Negative publicity outside of the Company’s control, or its failure to successfully manage issues arising from its conduct or in connection with the financial-services industry generally, could damage the Company’s reputation and adversely affect its business or performance. The performance and value of the Company’s business could be negatively impacted by any reputational harm that it may suffer. This harm could arise from negative publicity outside of its control or its failure to adequately address issues arising from its own conduct or in connection with the financial-services industry generally. Financial services companies are highly vulnerable to reputational damage when they are found to have harmed customers, particularly retail customers, through conduct that is seen as illegal, unfair, deceptive, abusive, manipulative, or otherwise wrongful. Risks to the Company’s reputation could arise in any number of contexts—for example, cyber incidents and other security breaches, mergers and acquisitions, lending or investment-management practices, actual or potential conflicts of interest, failures to prevent money laundering, corporate governance, and unethical behavior and practices committed by Company employees or competitors in the financial services industry.

In addition, the speed with which information spreads through news, social media and other sources, including on the internet, means that negative information about the Company can rapidly have a broadly adverse impact on its reputation. This is true whether or not the information is accurate. Once information has gone viral, it can be difficult to counter it effectively, either by correcting inaccuracies or communicating remedial steps taken for actual issues. The potential impact of negative information going viral and the ease with which customers transact means that material reputational harm can result from a single discrete or isolated incident.

The Company faces intense competition from other financial-services and financial-services technology companies, and competitive pressures could adversely affect the Company’s business or performance. The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures to intensify in the future—especially in light of recent legislative and regulatory initiatives, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. Competition with financial-services technology companies, or technology companies partnering with financial-services companies, may be particularly intense, due to, among other things, differing regulatory environments. See “Competition” in Part I, Item 1 of this report. Competitive pressures may drive the Company to take actions that the Company might otherwise eschew, such as lowering the interest rates or fees on loans or raising the interest rates on deposits in order to keep or attract high-quality customers. These pressures also may accelerate actions that the Company might otherwise elect to defer, such as substantial investments in technology or infrastructure. The Company has certain businesses that utilize wholesale models which can lead to customer concentrations for those businesses that, if negatively impacted by new entrants, competitive pressures, or consolidations, could affect the Company’s fee income. Whatever the reason, actions that the Company takes in response to competition may adversely affect its results of operations and financial condition. These consequences could be exacerbated if the Company is not successful in introducing new products and other services, achieving market acceptance of its products and other services, developing and maintaining a strong customer base, or prudently managing expenses. See risk below “The financial services industry is rapidly evolving and the Company may not be successful in introducing new products or services on a large scale in response to these changes.”

The financial services industry is rapidly evolving and the Company may not be successful in introducing new products or services on a large scale in response to these changes. Technological changes continue to significantly impact the financial services industry. For example, the Company may be unsuccessful in deploying new technologies to strengthen its credit underwriting capabilities, enhance the effectiveness of its marketing efforts, enhance customer service, drive efficiencies in back-office functions or reduce fraud. The competitive mobile, e-wallet and tokenization spaces are expected to continue to bring risks and opportunities to digital banking business.

The process of developing new products and services or enhancing the Company’s existing products and services is complex, costly and uncertain. Difficulties or delays in the development, production, testing and marketing of new products or services may be caused by a number of factors including, among other things, operational, capital and regulatory constraints. The occurrence of such difficulties may affect the success of the Company’s products or services. Developing unsuccessful products and services could result in financial losses as well as decreased capital availability. In addition, the new products and services offered may not be adopted by consumers or financial institution customers. Also, the success of a new product or service may depend upon the Company’s ability to deliver it on a large scale, which may require a significant capital investment that it may not be in a position to make. If the Company is unable to successfully introduce and support new income-generating products and services while also managing expenses, it may impact its ability to compete effectively and materially adversely affect the Company’s business, financial condition and results of operations.

The Company may not be able to successfully integrate HTLF or to realize the anticipated benefits of the acquisition of HTLF. Following consummation of the acquisition of HTLF, the Company began the process of integrating HTLF. A successful integration of its business with the Company will depend substantially on the Company’s ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. The Company may not be able to combine its business with the business of HTLF without encountering difficulties that could adversely affect the ability to maintain relationships with existing clients, customers, depositors and employees, such as:

•
the loss of key employees;
•
the disruption of operations and business;
•
inability to maintain and increase competitive presence;
•
loan and deposit attrition customer loss and revenue loss;
•
additional costs or unexpected problems with operations, personnel, third-party service providers, technology and credit;
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

Further, the Company acquired HTLF with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition of HTLF is subject to a number of uncertainties, including whether the Company integrates HTLF in an efficient, effective and timely manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of the Company’s common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect the Company’s business, financial condition and operating results. Additionally, following consummation of the acquisition of HTLF, the Company made fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from the estimates, which could impact regulatory capital ratios and result in the Company not achieving the anticipated benefits of the acquisition of HTLF. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The Company has incurred, and expects to continue to incur, significant transaction and acquisition-related costs in connection with the acquisition of HTLF. The Company has incurred, and expects to continue to incur, significant non-recurring costs associated with combining the operations of HTLF with its operations. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. The Company has been collecting information in order to formulate detailed integration plans to deliver anticipated cost savings. Additional unanticipated costs may be incurred in the integration of the Company’s business with the business of HTLF, and there are many factors beyond the Company’s control that could affect the total amount or timing of integration costs. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The dilution caused by the issuance of shares of the Company’s common stock in connection with the merger may adversely affect the market price of the Company’s common stock. The Company issued approximately 23.6 million shares of common stock as merger consideration to HTLF stockholders, and assuming full physical settlement, the Company will issue 3.2 million shares of common stock pursuant to the forward sale agreements. The dilution caused by the issuance of the shares of the Company’s common stock to HTLF stockholders in connection with the payment of the merger consideration may result in fluctuations in the market price of the Company’s common stock, including a stock price decrease.

The market price for the Company’s common stock following the acquisition of HTLF may be affected by factors different from those that historically have affected the Company’s common stock. Following the acquisition of HTLF, the Company is now subject to risks related to HTLF’s historical business and has taken on its loans, investments and other obligations. This increased the Company’s credit risk and, if such obligations are not repaid or losses are incurred on such obligations, there could be material and adverse effects on the Company’s business. Additionally, where the Company’s historical business and HTLF’s historical business overlap, any risks the Company faces may be increased due to the acquisition of HTLF. For example, HTLF’s loan portfolio has a large concentration of commercial real estate loans, which the Company has added to its existing portfolio. This may exacerbate the risks the Company already undertakes with its own historical portfolio comprised meaningfully of commercial real estate loans and may result in new ones. Additionally, the value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of the geographic bank markets in which such real estate is located, as well as because funds are advanced based on estimates of costs and the estimated value of the completed project and therefore have a greater risk of default in a weaker economy. Construction projects require prudent underwriting including determination of a borrower’s ability to complete the project, while staying within budget and on time in accordance with construction plans. Economic events, supply chain issues, labor market disruptions, and other factors outside the Company’s control, or that of the borrowers, could negatively impact the future cash flow and market values of affected properties.

The future results of the Company following the acquisition of HTLF may suffer if the Company does not effectively manage its expanded operations. As a result of the acquisition of HTLF, the size of the business of the Company will increase significantly. The Company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The Company may also face additional regulatory requirements and scrutiny from governmental authorities as a result of the significant increase in the size of its business. The Company’s failure to meet such heightened expectations may expose it to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities.

In addition, HTLF’s historical bank subsidiary (HTLF Bank) was a Colorado state-chartered non-member bank subject to primary federal bank regulatory oversight by the FDIC and state bank regulatory oversight by the Colorado Department of Regulatory Agencies, Division of Banking, while the Bank is a national bank subject to oversight by the OCC. The laws, regulations, regulatory guidance and supervision applicable to HTLF Bank and the Bank therefore differ in ways that may affect the future operations of the Company following the acquisition of HTLF.

Additionally, the internal policies of HTLF Bank and the Bank with regards to their investment portfolios may differ on factors such as hold limits per bond issuer, life of the bond, or credit risk appetite. As a result, there are assets on the balance sheet of HTLF Bank that the Bank does not hold, whether based on differences in regulatory oversight or internal policies. Further, the Company may replace such disposed assets with lower-yielding investments, any of which could impact its future earnings and return on equity.

There can be no assurances that the Company will be successful following the acquisition of HTLF or that it will realize the expected operating efficiencies, cost savings or other benefits currently anticipated from the acquisition of HTLF.

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

Some of the Company’s methods of managing risks are based upon use of observed historical market behavior, the use of analytical and/or forecasting models and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures or modes indicate. For example, credit risk is inherent in the financial services business and results from, among other things, extending credit to customers. The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches used to select, manage and underwrite consumer and commercial customers become less predictive of future charge-offs due to, for example, rapid changes in the economy.

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

An inability to attract, retain, or motivate qualified employees could adversely affect the Company’s business or performance. Skilled employees are the Company’s most important resource, and competition for talented people is intense. Even though compensation is among the Company’s highest expenses, it may not be able to locate and hire the best people, keep them with the Company, or properly motivate them to perform at a high level. Recent scrutiny of compensation practices, especially in the financial-services industry, has made this only more difficult. In addition, some parts of the Company’s business are particularly dependent on key personnel, including investment management, asset servicing, and commercial lending. If the Company were to lose and find itself unable to replace these personnel or other skilled employees, including as a result of the acquisition of HTLF, or if the competition for talent drove its compensation costs to unsustainable levels, the Company’s business, results of operations, and financial condition could be negatively impacted.

The Company is subject to a variety of litigation and other proceedings, which could adversely affect its business or performance. The Company is involved from time to time in a variety of judicial, alternative-dispute, and other proceedings arising out of its business or operations. Additionally, the Company may incur costs in connection with the defense or settlement of any shareholder or stockholder lawsuits filed in connection with the acquisition of HTLF. The Company establishes reserves for claims when appropriate under generally accepted accounting principles, but costs often can be incurred in connection with a matter before any reserve has been created. The Company also maintains insurance policies to mitigate the cost of litigation and other proceedings, but these policies have deductibles, limits, and exclusions that may diminish their value or efficacy. Despite the Company’s efforts to appropriately reserve for claims and insure its business and operations, the actual costs associated with resolving a claim may be substantially higher than amounts reserved or covered. Substantial legal claims, even if not meritorious, could have a detrimental impact on the Company’s business, results of operations, and financial condition and could cause reputational harm.

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

The Company’s ability to engage in opportunistic mergers and acquisitions is subject to significant risks, including the risk that government authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated. The Company may make opportunistic acquisitions of other financial-services companies or businesses from time to time. These acquisitions may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain that approval in a timely manner or at all. Even when the Company is able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. In addition, regulatory authorities may impose conditions on the completion of the acquisition or require changes to its terms that materially affect the terms of the transaction or the Company’s ability to capture some of the opportunities presented by the transaction. Any failure or delay in, or imposition of conditions on, closing an acquisition could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

Moreover, the standards by which bank and financial institution acquisitions will be evaluated may be subject to change. For example, the OCC adopted a final rule in September 2024 amending its procedures for reviewing applications under the BMA and adding a policy statement on the OCC’s substantive approach to evaluating bank mergers under the BMA. The policy statement outlines the general principles the OCC will apply when reviewing bank merger applications and clarifies how the OCC would consider the statutory factors under the BMA. The policy statement identifies certain indicators that are more likely to withstand scrutiny and be approved expeditiously and those that would raise supervisory or regulatory concerns. Indicators generally consistent with timely approval, include, among others, appropriate capital and supervisory ratings, lack of enforcement or fair lending actions, lack of significant CRA or consumer compliance concerns or significant adverse effect on competition, and that the resulting institution would have total assets less than $50 billion, which the Company already exceeded prior to the acquisition of HTLF.

Additionally, acquisitions involve numerous risks and uncertainties, including lower-than-expected performance or higher-than-expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers or counterparties, and the potential loss of key employees. An acquisition also could be dilutive to the Company’s current stockholders if preferred stock, common stock, or securities convertible into preferred stock or common stock were issued to fully or partially pay or fund the purchase price. The Company, moreover, may not be successful in identifying acquisition candidates, integrating acquired companies or businesses, or realizing the expected value from acquisitions. There is significant competition for valuable acquisition targets, and the Company may not be able to acquire other companies or businesses on attractive terms or at all. Further, the Company’s ability to complete future acquisitions may depend on factors outside its control, including changes in the presidential administration or in one or both houses of Congress. There can be no assurance that the Company will pursue future acquisitions, and the Company’s ability to grow and successfully compete in its markets and regions may be impaired if it chooses not to pursue, or is unable to successfully complete, acquisitions.

The Company faces risks in connection with its strategic undertakings and new business initiatives. The Company is engaged, and may in the future engage, in strategic activities including acquisitions, joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that the Company will successfully identify appropriate opportunities, that it will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful. The Company is focused on its long-term growth and has undertaken various strategic activities and business initiatives, some of which may involve activities that are new to it. For example, in the future the Company may engage in or focus on new lines of business, financial technologies, and other activities that are outside of its current product offerings. These new initiatives may subject the Company to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. See risk above “The financial services industry is rapidly evolving and the Company may not be successful in introducing new products or services on a large scale in response to these changes.” Its ability to execute strategic activities and new business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include the Company’s success in integrating an acquired company or a new internally-developed growth initiative into its business, operations, services, products, personnel and systems, operating effectively with any partner with whom it elects to do business, meeting applicable regulatory requirements and obtaining applicable regulatory licenses or other approvals, hiring or retaining key employees, achieving anticipated synergies, meeting management's expectations, actually realizing the anticipated benefits of the activities, and overall general market conditions. The Company’s ability to address these matters successfully cannot be assured. In addition, its strategic efforts may divert resources or management's attention from ongoing business operations and may subject the Company to additional regulatory scrutiny and potential liability. If the Company does not successfully execute a strategic undertaking, it could adversely affect its business, financial condition, results of operations, reputation, or growth prospects.

Expectations around Environmental, Social and Governance practices, as well as climate change, and related legislative and regulatory initiatives may result in additional risk and operational changes and expenditures that could significantly impact the Company’s business. Companies are facing increased scrutiny from customers, regulators and other stakeholders with respect to their environmental, social and governance (ESG) practices and disclosures. Institutional investors, and investor advocacy groups, in particular, are increasingly focused on these matters, and expectations in many of these areas can vary widely. For example, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase the Company’s costs or limit the Company’s ability to conduct business in certain jurisdictions. In particular, there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or the Company’s various stakeholders’ expectations. Such divergent, sometimes conflicting, views on ESG-related matters increase the risk that any action or lack thereof by the Company on such matters will be perceived negatively by some stakeholders. In addition, increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, and fluctuations in or conflicts among these standards, could negatively impact the Company’s reputation, ability to do business with certain partners, and its stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

In addition to regulatory and investor expectations on environmental matters in general, the current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures and federal and state regulatory agencies have proposed and advanced numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact the Company’s financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Company. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing the Company’s loans, which could diminish the value of the Company’s loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on the Company’s customers, which could limit the Company’s ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Further, the Company operates within the highly regulated financial services industry, which is focused on the security, confidentiality, integrity, availability and privacy of information and information systems. The standards of the SEC, the GLBA, the General Data Protection Regulation (GDPR), and the Federal Financial Institution Examination Council (FFIEC) outline specific requirements regarding cybersecurity and data privacy for publicly traded and financial services companies. The Company has established information security and privacy policies focused on protecting the security, confidentiality, integrity, availability and privacy of information, which policies are designed to be compliant with SEC, GLBA, GDPR, state privacy regulations and FFIEC guidance, as applicable, and incorporate principles from the National Institute of Standards and Technology (NIST) and other industry best-practices where appropriate. The Company’s security and privacy practices are also subject to ongoing independent oversight by multiple regulatory bodies including the OCC and the FRB, independent audits such as SOC I and SOC II, independent penetration testing of internal and external systems, independent security attestations of compliance with the requirements of the Society of Worldwide Interbank Financial Telecommunications (SWIFT) and the Federal Reserve (FedLine), and independent assessments in connection with the Company’s Payment Card Industry Data Security Standard (PCI DSS) obligations, as applicable.

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

The board of directors of the Company has oversight responsibility for the risk management policies of the Company’s global operations and the operation of the Company’s global risk management framework. The Board Risk Committee, comprised entirely of independent directors, assists the board of directors with this responsibility by, among other things, approving and periodically reviewing the risk management policies of the Company’s global operations, including statements of risk appetite, and adapting the Enterprise Risk Management Policy, when and as appropriate, to changes in the Company’s structure, risk profile, complexity, activities, or size. The combined Chief Information Security Officer and Chief Privacy Officer (CISO/CPO) supplies the Board, directly or through the Board Risk Committee, with regular reports, on at least a quarterly basis, on the operation of the information security and privacy components of this program, the related evolving risks to the Company’s businesses, and the controls and other mitigants utilized to manage those risks. Membership in the Board Risk Committee includes directors experienced at managing risk in various environments, including cybersecurity. Their expertise helps inform the Company’s cybersecurity and privacy program.

Management is responsible for the daily assessment and management of cybersecurity risks. This is accomplished through a variety of tools and mechanisms. The Company has strategically integrated cybersecurity and privacy risk management into its broader risk management framework. This integration ensures that cybersecurity and privacy considerations are an integral part of the Company's decision-making processes at multiple levels. The Company has appointed a qualified CISO/CPO, who reports to the Chief Risk Officer (CRO) as part of independent risk management, who is responsible for establishing strategy and overseeing implementation of an integrated and proactive information security and privacy program. The CISO/CPO is also responsible for advising and partnering with the board of directors, management team, and lines of business to guide the management of cybersecurity, business continuity and resilience, physical information security, data privacy, third party and information governance risks. The CISO/CPO has more than two decades of global experience within the information security and privacy fields, a relevant bachelor’s degree from an accredited institution, and holds the National Association of Corporate Directors Directorship Certification (NACD.DC), Certified Information Systems Security Professional (CISSP) and Certified Information Privacy Professional (CIPP/US) designations. The CISO/CPO manages a team of qualified professionals with relevant cybersecurity and privacy experience and expertise. The Company has also established a Security, Technology, and Privacy Committee (STP) to oversee security, technology, and privacy capabilities and risks of the Company and its business. The STP includes the CRO, CISO/CPO, leadership across the lines of business, and a cross-functional team of risk, technology, privacy and legal experts to ensure an appropriate focus on information security, technology and privacy matters. The STP serves as a sub-committee of the Company’s Enterprise Risk Committee (ERC), which is a sub-committee of the Board Risk Committee. The ERC is chaired by the CRO, and includes members of executive management and a cross-functional team of leaders experienced in managing risk. The STP and ERC receive quarterly briefings from the CISO/CPO on a variety of topics, including material changes in information security or privacy laws, the Company’s ongoing information security posture and compliance, and emerging risks. Company management and its committees may also engage with the CISO/CPO to discuss and receive additional reports regarding cybersecurity and privacy risks on a more frequent basis as appropriate.

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

As of December 31, 2024, the Bank operated a total of 93 branches.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Stock Market under the symbol "UMBF." As of February 21, 2025, the Company had 2,884 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock repurchase activity by the Company during the quarter ended December 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2024	—	$—	—	1,000,000
November 1 - November 30, 2024	—	—	—	1,000,000
December 1 - December 31, 2024	—	—	—	1,000,000
Total	—	$—	—

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

On April 30, 2024, the Company’s Board of Directors (the Board) authorized the repurchase of up to one million shares of the Company’s common stock, which will terminate on April 29, 2025 (a Repurchase Authorization). The Company has not made any repurchases other than through the Repurchase Authorization, but did acquire shares pursuant to the Company's share-based incentive programs. The Company is not currently engaging in repurchases. In the future, it may determine to resume repurchases. All share purchases pursuant to a Repurchase Authorization are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock. For discussion of management's intentions regarding dividends, see “Results of Operations” in Part II, Item 7 and “Liquidity Risk” in Part II, Item 7A of this report.

Performance Graph

The performance graph below compares the cumulative total shareholder return on UMB Financial Corporation Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the S&P US BMI Banks Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2019 and reinvestment of dividends. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	2019	2020	2021	2022	2023	2024
UMB Financial Corporation	$100.00	$102.64	$160.16	$128.18	$131.02	$179.94
S&P US BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2024. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
the Company’s ability to complete the planned issuance of shares of the Company’s common stock in connection with the forward sale agreements;
•
the Company’s ability to manage the expenses associated with the merger with HTLF and the impact these expenses may have on the Company’s financial results;
•
the benefits from the merger with HTLF may not be fully realized or may take longer to realize than expected;
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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify its organizational and reporting structures, streamline back-office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. For 2024, total revenue increased 11.4%, and noninterest expense increased 2.8%, as compared to the previous year. The Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. For 2024, net interest income increased $80.8 million, or 8.8%, as compared to the previous year. The Company has shown increased net interest income through the effects of increased volume and mix of average earning assets, coupled with higher interest rates. This increase was partially offset by higher interest-bearing deposit rates. Average earning assets increased $3.3 billion, or 8.9%, compared to 2023. Average loan balances increased $1.9 billion, coupled with an increase in average interest-bearing due from banks of $1.4 billion from the prior year. The funding for these assets was driven primarily by a 19.4% increase in average interest-bearing deposits, partially offset by a 37.4% decrease in average borrowed funds and a decrease of 5.3% in noninterest-bearing deposits. Net interest margin, on a fully tax-equivalent (FTE) basis, decreased one basis point compared to the same period in 2023 in large part due to repricing and mix changes of interest-bearing liabilities with the changes in short-term interest rates, partially offset by the repricing of earning assets. Net interest spread contracted by three basis points during the same period.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $86.3 million, or 15.9%, to $628.1 million for the year ended December 31, 2024, compared to the same period in 2023. The increase in 2024 was driven by increased trust and securities processing income, other miscellaneous income, investment securities gains, net, and bankcard income. These changes are discussed in greater detail below under Noninterest income. For the year ended December 31, 2024, noninterest income represented 38.6% of total revenues, as compared to 37.1% for 2023.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At December 31, 2024, the Company had a total risk-based capital ratio of 13.21% and $3.5 billion in total shareholders’ equity, an increase of $366.1 million, or 11.8%, compared to total shareholders’ equity at December 31, 2023. The Company did not repurchase shares of common stock during 2024 except for shares acquired pursuant to the Company's share-based incentive programs. In 2024, the Company declared $77.1 million in dividends, which represents a 2.4% increase compared to dividends declared during 2023.

Earnings Summary

The Company recorded consolidated net income of $441.2 million for the year ended December 31, 2024. This represents a 26.1% increase over 2023. Net income for 2023 was $350.0 million, or a decrease of 18.9% compared to 2022. Basic earnings per share for the year ended December 31, 2024, were $9.05 per share compared to $7.22 per share in 2023, an increase of 25.3%. Basic earnings per share were $8.93 per share in 2022, or a decrease of 19.1% from 2022 to 2023. Fully diluted earnings per share increased 25.2% from 2023 to 2024 and decreased 19.0% from 2022 to 2023. Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2024 were 1.02% and 13.24%, respectively, compared to 0.88% and 12.23%, respectively, for the year ended December 31, 2023. Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2022 were 1.15% and 15.83%, respectively.

The Company’s net interest income increased to $1.0 billion in 2024 compared to $920.1 million in 2023 and $913.8 million in 2022. In total, net interest income increased $80.8 million, as compared to 2023, primarily driven by a favorable volume variance of $88.5 million, offset by a $7.7 million rate variance. See Table 2. The favorable volume variance on earning assets was predominantly driven by an increase of $3.3 billion, or 8.9%, in average earning assets. In 2024, average loan balances increased $1.9 billion, coupled with an increase in average interest-bearing due from banks of $1.4 billion as compared to 2023. Net interest margin, on an FTE basis, decreased to 2.51% for 2024, compared to 2.52% for the same period in 2023, driven by repricing and mix changes of interest-bearing liabilities with the changes in short-term interest rates, partially offset by the repricing of earning assets. Net interest spread contracted by three basis points during the same period. The Company has seen a small increase in the benefit from interest-free funds as compared to 2023 driven by the changes in short-term interest rates. The impact of this benefit increased two basis points compared to 2023 and is illustrated on Table 3. The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 21 in Item 7A for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2024.

The provision for credit losses totaled $61.1 million for the year ended December 31, 2024, which is an increase of $19.8 million, or 48.1%, compared to the same period in 2023. This change is driven by impacts of loan growth, portfolio metric changes, and changes in macro-economic metrics in the current period as compared to the prior period. See further discussion in “Provision and Allowance for Credit Losses” in this report.

The Company had an increase of $86.3 million, or 15.9%, in noninterest income in 2024, as compared to 2023, and a decrease of $12.4 million, or 2.2%, in 2023, compared to 2022. The increase in 2024 is primarily driven by increased trust and securities processing of $33.4 million, increased other income of $14.1 million, increased investment securities gains, net of $13.9 million, and increased bankcard fees of $13.1 million. The decrease in 2023 is primarily driven by decreased investment securities gains, net of $61.6 million, partially offset by an increase in trust and securities processing of $20.0 million and other income of $21.0 million. The change in noninterest income in 2024 from 2023, and 2023 from 2022 is illustrated in Table 6.

Noninterest expense increased in 2024 by $27.5 million, or 2.8%, compared to 2023 and increased by $101.0 million, or 11.2%, in 2023 compared to 2022. The increase in 2024 is primarily driven by increases in salaries and employee benefit expense of $40.5 million, increased legal and consulting fees of $16.2 million, increased processing fees of $14.8 million, and increased bankcard expense of $11.3 million, partially offset by decreased regulatory fees of $45.1 million related to the FDIC special assessment. The increase in 2023 is primarily driven by the FDIC special assessment of $52.8 million, and increases in salaries and employee benefits expense and processing fees. The increase in noninterest expense in 2024 from 2023, and 2023 from 2022 is illustrated in Table 7 and below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning-assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income. Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2024, 2023 and 2022.

Net interest margin, presented in Table 1, is calculated as net interest income on a fully tax-equivalent basis as a percentage of average earning assets. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 3 analyzes net interest margin for the three years ended December 31, 2024, 2023 and 2022. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2022 through 2024 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2024			2023
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$24,212.6	$1,613.2	6.66%	$22,337.1	$1,400.2	6.27%
Securities:
Taxable	9,290.8	257.6	2.77	9,097.1	215.0	2.36
Tax-exempt (FTE)	3,634.6	124.9	3.44	3,790.9	128.2	3.38
Total securities	12,925.4	382.5	2.96	12,888.0	343.2	2.66
Federal funds sold and resell agreements	303.1	17.6	5.82	316.1	17.7	5.58
Interest-bearing due from banks	3,482.4	182.1	5.23	2,046.4	103.2	5.04
Other earning assets (FTE)	22.3	1.5	6.53	14.0	0.8	5.65
Total earning assets (FTE)	40,945.8	2,196.9	5.37	37,601.6	1,865.1	4.96
Allowance for credit losses	(235.4)			(216.2)
Cash and due from banks	459.6			456.6
Other assets	2,019.8			1,888.3
Total assets	$43,189.8			$39,730.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$22,949.6	$882.6	3.85%	$18,374.9	$588.3	3.20%
Time deposits under $250,000	1,113.1	65.4	5.88	1,967.0	92.4	4.70
Time deposits of $250,000 or more	1,161.5	34.3	2.95	780.4	23.5	3.01
Total interest-bearing deposits	25,224.2	982.3	3.89	21,122.3	704.2	3.33
Short-term debt	1,063.4	53.4	5.02	1,929.0	96.4	5.00
Long-term debt	384.2	27.8	7.24	382.3	25.0	6.54
Federal funds purchased	80.1	4.1	5.05	170.0	8.4	4.97
Securities sold under agreements to repurchase	2,258.4	102.5	4.54	2,005.4	84.6	4.22
Total interest-bearing liabilities	29,010.3	1,170.1	4.03	25,609.0	918.6	3.59
Noninterest-bearing demand deposits	10,077.2			10,640.4
Other	769.5			618.2
Total	39,857.0			36,867.6
Total shareholders' equity	3,332.8			2,862.7
Total liabilities and shareholders' equity	$43,189.8			$39,730.3
Net interest income (FTE)		$1,026.8			$946.5
Net interest spread (FTE)			1.34%			1.37%
Net interest margin (FTE)			2.51%			2.52%

(1)
Interest income and yields are stated on an FTE basis, using a federal income tax rate of 21% for 2024, 2023, and 2022. The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $25.9 million, $26.4 million, and $25.8 million in 2024, 2023, and 2022, respectively.
(2)
Loan fees are included in interest income. Such fees totaled $21.4 million, $17.7 million, and $18.2 million in 2024, 2023, and 2022, respectively.
(3)
Loans on nonaccrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2022
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$18,823.8	$810.1	4.30%
Securities:
Taxable	9,616.7	192.1	2.00
Tax-exempt (FTE)	3,885.1	122.8	3.16
Total securities	13,501.8	314.9	2.33
Federal funds sold and resell agreements	965.9	19.1	1.98
Interest-bearing due from banks	2,408.5	18.6	0.77
Other earning assets (FTE)	12.1	0.6	4.96
Total earning assets (FTE)	35,712.1	1,163.3	3.26
Allowance for credit losses	(184.1)
Cash and due from banks	420.0
Other assets	1,631.0
Total assets	$37,579.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$17,333.0	$162.2	0.94%
Time deposits under $250,000	95.0	0.7	0.74
Time deposits of $250,000 or more	635.5	4.6	0.72
Total interest-bearing deposits	18,063.5	167.5	0.93
Short-term debt	8.6	0.3	3.49
Long-term debt	300.6	15.2	5.06
Federal funds purchased	249.7	5.2	2.10
Securities sold under agreements to repurchase	2,527.4	35.5	1.40
Total interest-bearing liabilities	21,149.8	223.7	1.06
Noninterest-bearing demand deposits	13,264.1
Other	438.8
Total	34,852.7
Total shareholders' equity	2,726.3
Total liabilities and shareholders' equity	$37,579.0
Net interest income (FTE)		$939.6
Net interest spread (FTE)			2.20%
Net interest margin (FTE)			2.63%

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

Average Volume		Average Rate			Increase (Decrease)
2024	2023	2024	2023	2024 vs. 2023	Volume	Rate	Total
				Change in interest earned on:
$24,212,645	$22,337,119	6.66%	6.27%	Loans	$121,804	$91,183	$212,987
				Securities:
9,290,809	9,097,110	2.77	2.36	Taxable	4,664	37,917	42,581
3,634,588	3,790,921	3.44	3.38	Tax-exempt	(4,989)	2,167	(2,822)
303,096	316,072	5.82	5.58	Federal funds and resell agreements	(739)	720	(19)
3,482,402	2,046,349	5.23	5.04	Interest-bearing due from banks	74,976	3,979	78,955
22,311	14,030	6.53	5.65	Trading securities	491	131	622
40,945,851	37,601,601	5.37	4.96	Total	196,207	136,097	332,304
				Change in interest incurred on:
25,224,201	21,122,305	3.89	3.33	Interest-bearing deposits	149,076	129,016	278,092
80,017	169,997	5.05	4.97	Federal funds purchased	(4,538)	135	(4,403)
2,258,438	2,005,418	4.54	4.22	Securities sold under agreements to repurchase	11,179	6,756	17,935
1,447,646	2,311,238	5.61	5.25	Borrowed Funds	(47,986)	7,890	(40,096)
$29,010,302	$25,608,958	4.03%	3.59%	Total	107,731	143,797	251,528
				Net interest income	$88,476	$(7,700)	$80,776

Average Volume		Average Rate			Increase (Decrease)
2023	2022	2023	2022	2023 vs. 2022	Volume	Rate	Total
				Change in interest earned on:
$22,337,119	$18,823,810	6.27%	4.30%	Loans	$171,189	$418,765	$589,954
				Securities:
9,097,110	9,616,691	2.36	2.00	Taxable	(10,813)	33,673	22,860
3,790,921	3,885,153	3.38	3.16	Tax-exempt	(3,142)	8,149	5,007
316,072	965,911	5.58	1.98	Federal funds and resell agreements	(19,173)	17,711	(1,462)
2,046,349	2,408,468	5.04	0.77	Interest-bearing due from banks	(3,203)	87,811	84,608
14,030	12,076	5.65	4.96	Trading securities	117	101	218
37,601,601	35,712,109	4.96	3.26	Total	134,975	566,210	701,185
				Change in interest incurred on:
21,122,305	18,063,498	3.33	0.93	Interest-bearing deposits	32,883	503,774	536,657
169,997	249,663	4.97	2.10	Federal funds purchased	(2,103)	5,307	3,204
2,005,418	2,527,426	4.22	1.40	Securities sold under agreements to repurchase	(8,697)	57,816	49,119
2,311,238	309,204	5.25	5.00	Borrowed Funds	105,080	806	105,886
$25,608,958	$21,149,791	3.59%	1.06%	Total	127,163	567,703	694,866
				Net interest income	$7,812	$(1,493)	$6,319

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2024	2023	2022
Average earning assets	$40,945,851	$37,601,601	$35,712,109
Interest-bearing liabilities	29,010,302	25,608,958	21,149,791
Interest-free funds	$11,935,549	$11,992,643	$14,562,318
Free funds ratio (interest free funds to average earning assets)	29.15%	31.89%	40.78%
Tax-equivalent yield on earning assets	5.37%	4.96%	3.26%
Cost of interest-bearing liabilities	4.03	3.59	1.06
Net interest spread	1.34%	1.37%	2.20%
Benefit of interest-free funds	1.17	1.15	0.43
Net interest margin	2.51%	2.52%	2.63%

The Company experienced an increase in net interest income of $80.8 million, or 8.8%, for the year ended December 31, 2024, compared to 2023. This follows an increase of $6.3 million, or 0.7%, for the year ended December 31, 2023, compared to 2022. Average earning assets for the year ended December 31, 2024 increased by $3.3 billion, or 8.9%, compared to the same period in 2023. Net interest margin, on a tax-equivalent basis, decreased to 2.51% for 2024 compared to 2.52% in 2023.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 31.6%, 33.9% and 40.6% of total outstanding deposits as of December 31, 2024, 2023 and 2022, respectively. The decrease in 2024 is driven by the increase in short-term interest rates. As illustrated in Table 3, the impact from these interest-free funds was 117 basis points in 2024, as compared to 115 basis points in 2023 and 43 basis points in 2022.

The Company experienced an increase in net interest income during 2024 due to a volume variance of $88.5 million, offset by a negative rate variance of $7.7 million. The average rate on earning assets during 2024 increased by 41 basis points, while the average rate on interest-bearing liabilities increased by 44 basis points, resulting in a three basis-point decrease in spread. The volume of loans increased from an average of $22.3 billion in 2023 to an average of $24.2 billion in 2024, driven by organic loan growth. The volume of interest-bearing liabilities increased from $25.6 billion in 2023 to $29.0 billion in 2024. The Company expects to see continued volatility in the economic markets and governmental responses to inflation, geopolitical tensions, and supply chain constraints. These changing economic conditions and governmental responses could have impacts on the balance sheet and income statement of the Company in 2025. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2025, approximately $1.5 billion of available-for-sale securities are expected to have principal repayments. This includes approximately $317 million that will have principal repayments during the first quarter of 2025. The available-for-sale investment portfolio had an average life of 56.0 months, 52.6 months, and 62.3 months as of December 31, 2024, 2023, and 2022, respectively.

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

	2024		2023
At December 31:	Allowance for credit losses	Percent of loans to total loans	Allowance for credit losses	Percent of loans to total loans
Commercial and industrial	$160,912	42.5%	$155,658	42.8%
Specialty lending	—	1.8	—	2.2
Commercial real estate	77,340	39.5	45,507	38.4
Consumer real estate	4,327	12.4	6,941	12.8
Consumer	966	0.8	1,089	0.7
Credit cards	14,272	2.3	7,935	1.8
Leases and other	1,272	0.7	2,608	1.3
Total allowance for credit losses on loans	$259,089	100.0%	$219,738	100.0%

Table 5 presents a summary of the Company’s ACL for the years ended December 31, 2024 and 2023. Also, please see “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk Management” in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ACL methodology refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ACL increased as a percentage of total loans to 1.01% as of December 31, 2024, compared to 0.95% as of December 31, 2023. The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $61.1 million for the year ended December 31, 2024, which is an increase of $19.8 million, or 48.1%, compared to the same period in 2023. The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $41.2 million for the year ended December 31, 2023. This increase is the result of the impacts of loan growth, portfolio metric changes, and changes in macro-economic metrics in the current period as compared to the prior period.

Table 5

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (in thousands)

	2024	2023
Allowance – January 1	$222,996	$194,243
Provision for credit losses	62,000	39,227
Charge-offs:
Commercial	(5,441)	(5,047)
Specialty lending	—	(762)
Commercial real estate	(250)	(266)
Consumer real estate	(432)	(1,185)
Consumer	(1,524)	(1,232)
Credit cards	(20,752)	(9,181)
Leases and other	(4)	—
Total charge-offs	(28,403)	(17,673)
Recoveries:
Commercial and industrial	1,890	5,295
Specialty lending	4	1
Commercial real estate	—	111
Consumer real estate	648	45
Consumer	241	211
Credit cards	2,355	1,536
Leases and other	3	—
Total recoveries	5,141	7,199
Net charge-offs	(23,262)	(10,474)
Allowance for credit losses – end of period	$261,734	$222,996
Allowance for credit losses on loans	$259,089	$219,738
Allowance for credit losses on held-to-maturity securities	2,645	3,258
Loans at end of year, net of unearned interest	25,642,301	23,172,484
Held-to-maturity securities at end of period	5,378,912	5,691,868
Total assets at amortized cost	31,021,213	28,864,352
Average loans, net of unearned interest	24,209,547	22,334,942
Allowance for credit losses on loans to loans at end of period	1.01%	0.95%
Allowance for credit losses – end of period to total assets at amortized cost	0.84%	0.77%
Allowance as a multiple of net charge-offs	11.25x	21.29x
Net charge-offs to average loans	0.10%	0.05%

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates. Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased in 2024 by $86.3 million, or 15.9%, compared to 2023 and decreased in 2023 by $12.4 million, or 2.2%, compared to 2022. The increase in 2024 is primarily driven by increased trust and securities processing income, other miscellaneous income, investment securities gains, net, and bankcard income. The decrease in 2023 is primarily attributable to a decrease in investment securities gains, net, partially offset by an increase in other miscellaneous income and trust securities processing income. Changes in Noninterest income are presented in Table 6 below.

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

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2024	2023	2022	24-23	23-22	24-23	23-22
Trust and securities processing	$290,571	$257,200	$237,207	$33,371	$19,993	13.0%	8.4%
Trading and investment banking	24,226	19,630	23,201	4,596	(3,571)	23.4	(15.4)
Service charges on deposit accounts	84,512	84,950	85,167	(438)	(217)	(0.5)	(0.3)
Insurance fees and commissions	1,257	1,009	1,338	248	(329)	24.6	(24.6)
Brokerage fees	61,564	54,119	43,019	7,445	11,100	13.8	25.8
Bankcard fees	87,797	74,719	73,451	13,078	1,268	17.5	1.7
Investment securities gains (losses), net	10,720	(3,139)	58,444	13,859	(61,583)	441.5	(105.4)
Other	67,470	53,365	32,406	14,105	20,959	26.4	64.7
Total noninterest income	$628,117	$541,853	$554,233	$86,264	$(12,380)	15.9%	(2.2)%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2024 compared to 2023, and in 2023 compared to 2022.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund assets servicing. This income category increased by $33.4 million, or 13.0% in 2024, compared to 2023, and increased by $20.0 million, or 8.4%, in 2023, compared to 2022. During 2024, fund services income increased $20.5 million, corporate trust income increased $7.7 million and wealth management services increased $5.1 million. During 2023, fund services income increased $12.2 million and corporate trust income increased $7.7 million. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income increased $4.6 million, or 23.4%, in 2024 compared to 2023 and decreased $3.6 million, or 15.4%, in 2023 compared to 2022. The increase in 2024 compared to 2023 and the decrease in 2023 compared to 2022 was driven by increased and decreased bond trading income, respectively.

Service charges on deposits income decreased $0.4 million, or 0.5%, in 2024 compared to 2023 and decreased $0.2 million, or 0.3%, in 2023 compared to 2022. The decrease in both years was driven by decreased healthcare services income, offset by increased commercial service charge income.

Brokerage fees increased $7.4 million, or 13.8%, in 2024 compared to 2023 and increased $11.1 million, or 25.8%, in 2023 compared to 2022. The increase in both years was driven by increased 12b-1 and money market fees driven by the increase in short-term interest rates.

Bankcard fees increased $13.1 million, or 17.5%, in 2024 compared to 2023, and increased $1.3 million, or 1.7%, in 2023 compared to 2022. These increases were primarily driven by increased interchange income.

Investment securities gains, net increased $13.9 million in 2024 compared to 2023 and decreased $61.6 million in 2023 compared to 2022. The increase in 2024 was primarily driven by gain on sale of one of the Company's securities without readily determinable fair value in 2024, coupled with the impairment of one available-for-sale debt security in 2023. The decrease in 2023 was primarily driven by a $66.2 million gain realized on the sale of the Company’s Visa Inc. Class B common shares in 2022.

Other noninterest income increased $14.1 million, or 26.4%, in 2024 compared to 2023 and increased $21.0 million, or 64.7%, in 2023 compared to 2022. The increase in 2024 was primarily driven by the gain on the sale of UMB Distribution Services, LLC, a legal settlement, and gains on the sale of other assets during 2024, coupled with increased bank-owned life insurance income. The increase in 2023 was primarily driven by market value changes in company-owned life insurance income.

Noninterest Expense

Noninterest expense increased in 2024 by $27.5 million, or 2.8%, compared to 2023 and increased in 2023 by $101.0 million, or 11.2%, compared to 2022. From 2023 to 2024 the increase was driven primarily by increased salaries and employee benefits expense, legal and consulting expense, and processing fees, partially offset by a decrease in regulatory fees. From 2022 to 2023 the increase was driven by the $52.8 million FDIC special assessment, increases in salaries and employee benefits expense and processing fees, and partially offset by a decrease in other miscellaneous expense. Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2024	2023	2022	24-23	23-22	24-23	23-22
Salaries and employee benefits	$593,913	$553,421	$524,431	$40,492	$28,990	7.3%	5.5%
Occupancy, net	47,539	48,502	48,848	(963)	(346)	(2.0)	(0.7)
Equipment	63,406	68,718	74,259	(5,312)	(5,541)	(7.7)	(7.5)
Supplies and services	14,845	16,829	13,590	(1,984)	3,239	(11.8)	23.8
Marketing and business development	28,439	25,749	25,699	2,690	50	10.4	0.2
Processing fees	117,899	103,099	82,227	14,800	20,872	14.4	25.4
Legal and consulting	46,207	29,998	39,095	16,209	(9,097)	54.0	(23.3)
Bankcard	44,265	32,969	26,367	11,296	6,602	34.3	25.0
Amortization of other intangible assets	7,705	8,587	5,037	(882)	3,550	(10.3)	70.5
Regulatory fees	31,904	77,010	15,378	(45,106)	61,632	(58.6)	400.8
Other	30,564	34,258	43,188	(3,694)	(8,930)	(10.8)	(20.7)
Total noninterest expense	$1,026,686	$999,140	$898,119	$27,546	$101,021	2.8%	11.2%

Salaries and employee benefits expense increased $40.5 million, or 7.3%, in 2024 compared to 2023 and $29.0 million, or 5.5%, in 2023 compared to 2022. In 2024, bonus and commission expense increased $22.4 million, or 19.5%, salaries and wage expense increased $14.0 million, or 4.1% and employee benefits expense increased $4.1 million, or 4.1%. In 2023, salaries and wage expense increased $23.8 million, or 7.5% and employee benefits expense increased $20.5 million, or 26.0%. These increases were offset by a decrease in bonus and commission expense of $15.3 million, or 11.8%.

Equipment expense decreased $5.3 million, or 7.7%, in 2024 compared to 2023, and decreased $5.5 million, or 7.5%, from 2022 to 2023. The decreases in both years were driven by lower software expense related to a transition to cloud-based computing solutions.

Marketing and business development expense increased $2.7 million, or 10.4%, in 2024 compared to 2023, and was flat in 2023 compared to 2022. The increase in 2024 was driven by the timing of advertising and business development projects and higher travel expenses as compared to the prior year.

Processing fees expense increased $14.8 million, or 14.4%, in 2024 compared to 2023, and increased $20.9 million, or 25.4%, in 2023 compared to 2022. The increases in 2024 and 2023 were primarily driven by higher software subscription costs due to the transition to cloud computing solutions and ongoing investments in digital channel and integrated platform solutions to support business growth.

Legal and consulting expense increased $16.2 million, or 54.0%, in 2024 compared to 2023 and decreased $9.1 million, or 23.3%, in 2023 compared to 2022. The increase in 2024 was driven by expenses incurred related to the announced acquisition of HTLF. The decrease in 2023 was primarily driven by fluctuations in legal and consulting expense due to the timing of multiple projects between years.

Bankcard expense increased $11.3 million, or 34.3%, in 2024 compared to 2023 and increased $6.6 million, or 25.0%, in 2023 compared to 2022. These increases in both years were driven by higher card administration costs coupled with higher fraud losses.

Regulatory fees decreased $45.1 million, or 58.6%, in 2024 compared to 2023 and increased $61.6 million, or 400.8%, in 2023 compared to 2022. The decrease in 2024 and the increase in 2023 was driven by the FDIC special assessment of $52.8 million recorded in 2023.

Other noninterest expense decreased $3.7 million, or 10.8%, in 2024 compared to 2023 and decreased $8.9 million, or 20.7%, in 2023 compared to 2022. The decreases in both 2024 and 2023 were driven by lower charitable contribution expenses and operational losses.

Income Taxes

Income tax expense totaled $100.0 million, $71.6 million, and $100.3 million in 2024, 2023, and 2022 respectively. These amounts equate to effective tax rates of 18.5%, 17.0%, and 18.9% for 2024, 2023 and 2022, respectively. The increase in the effective tax rate from 2023 to 2024 is primarily attributable to a smaller portion of pre-tax income being earned from tax-exempt municipal securities and higher non-deductible acquisition costs in 2024. These increases were partially offset by an increase in federal tax credits, net of related amortization. The decrease in the effective tax rate from 2022 to 2023 is primarily attributable to a larger portion of pre-tax income being earned from tax-exempt municipal securities and excludable life insurance policy gains.

For further information on income taxes refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments). Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2024. Previously reported results have been reclassified in this Form 10-K to conform to the Company’s current organizational structure.

Table 8

COMMERCIAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023	24-23	24-23
Net interest income	$665,587	$598,371	$67,216	11.2%
Provision for credit losses	50,155	33,184	16,971	51.1
Noninterest income	130,187	97,614	32,573	33.4
Noninterest expense	356,136	365,856	(9,720)	(2.7)
Income before taxes	389,483	296,945	92,538	31.2
Income tax expense	71,248	47,874	23,374	48.8
Net income	$318,235	$249,071	$69,164	27.8%

For the year ended December 31, 2024, Commercial Banking net income increased $69.2 million, or 27.8%, to $318.2 million compared to the same period in 2023. Net interest income increased $67.2 million, or 11.2%, for the year ended December 31, 2024, compared to the same period last year, driven by strong loan growth, earning asset mix changes and the increase in short-term interest rates. Provision for credit losses increased $17.0 million, or 51.1%, as compared to 2023, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2024 as compared to 2023. Noninterest income increased $32.6 million, or 33.4%, over the same period in 2023. This increase was primarily due to increases of $11.0 million in investment security gains, $7.4 million in bankcard income, $5.8 million in other income driven by a legal settlement in the first quarter of 2024 and increased life insurance income, and $4.0 million in service charges on deposit accounts. Noninterest expense decreased $9.7 million, or 2.7%, as compared to the same period in 2023. This decrease was driven by a decrease of $20.8 million in technology, service, and overhead expenses, partially offset by increases of $7.0 million in salaries and employee benefits expense, $2.1 million in marketing and business development, $1.6 million in processing fees and $1.6 million in bankcard expense.

Table 9

INSTITUTIONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023	24-23	24-23
Net interest income	$199,821	$192,765	$7,056	3.7%
Provision for credit losses	2,781	1,406	1,375	97.8
Noninterest income	398,306	347,933	50,373	14.5
Noninterest expense	408,323	382,770	25,553	6.7
Income before taxes	187,023	156,522	30,501	19.5
Income tax expense	33,126	26,664	6,462	24.2
Net income	$153,897	$129,858	$24,039	18.5%

For the year ended December 31, 2024, Institutional Banking net income increased $24.0 million, or 18.5%, to $153.9 million compared to the same period last year. Net interest income increased $7.1 million, or 3.7%, compared to the same period last year, due to an increase in funds transfer pricing due to the increase in interest rates. Provision for credit losses increased $1.4 million as compared to 2023, driven by loan growth, portfolio metric changes, and changes in the macro-economic metrics in 2024 as compared to 2023. Noninterest income increased $50.4 million, or 14.5%, primarily due to increases of $28.4 million in trust and securities processing income driven by higher fund services and corporate trust revenue, an increase of $7.1 million in brokerage income, $6.5 million in bankcard income, an increase of $4.7 million in bond trading income, and an increase of $4.0 million in other income driven by the gain on the sale of UMB Distribution Services, LLC during the fourth quarter. These increases were partially offset by a decrease of $3.9 million in service charges on deposit accounts. Noninterest expense increased $25.6 million, or 6.7% as compared to 2023, primarily driven by increases of $18.0 million in salaries and employee benefits expense, $8.6 million in bankcard expense, $6.1 million in processing fees, $1.7 million in legal and consulting expense, and $1.2 million in equipment expense. These increases were partially offset by a decrease of $11.1 million in technology, service, and overhead expenses.

Table 10

PERSONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023	24-23	24-23
Net interest income	$135,484	$128,980	$6,504	5.0%
Provision for credit losses	8,114	6,637	1,477	22.3
Noninterest income	99,624	96,306	3,318	3.4
Noninterest expense	262,227	250,514	11,713	4.7
Loss before taxes	(35,233)	(31,865)	(3,368)	(10.6)
Income tax benefit	(4,344)	(2,960)	(1,384)	(46.8)
Net loss	$(30,889)	$(28,905)	$(1,984)	(6.9)%

For the year ended December 31, 2024, Personal Banking net income decreased $2.0 million, or 6.9%, to a net loss of $30.9 million as compared to the same period last year. Net interest income increased $6.5 million, or 5.0%, compared to the same period last year due to loan growth and the increase in short-term interest rates. Provision for credit losses increased $1.5 million, or 22.3%, for the period, driven by loan growth, portfolio metric changes, and changes in macro-economic metrics in 2024 as compared to 2023. Noninterest income increased $3.3 million, or 3.4%, for the same period primarily driven by an increase of $5.0 million in trust and securities processing income, and $2.9 million in life insurance income, partially offset by a decrease of $3.2 million in investment securities gains. Noninterest expense increased $11.7 million, or 4.7%, primarily due to increases of $6.4 million in technology, service, and overhead expenses, $5.2 million in salaries and employee benefits, and $1.0 million in bankcard expense, partially offset by a decrease of $1.7 million in operational losses.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances held for investment increased by $2.5 billion, or 10.7%, in 2024. This increase was primarily driven by an increase of $1.2 billion, or 13.9%, in commercial real estate loans, $971.6 million, or 9.8%, in commercial and industrial loans, and $226.5 million, or 7.7% in consumer real estate loans.

Commercial and industrial loans and commercial real estate loans continue to represent the largest segments of the Company’s loan portfolio, comprising approximately 42.5% and 39.5%, respectively, of total loans and loans held for sale at the end of 2024 and 42.8% and 38.4%, respectively, of total loans and loans held for sale at the end of 2023.

Commercial and industrial loans represent the largest percent of total loans. Commercial and industrial loans at December 31, 2024 increased $971.6 million, or 9.8%, as compared to December 31, 2023.

As a percentage of total loans, commercial real estate comprises 39.5% of total loans compared to 38.4% in 2023. Commercial real estate loans increased $1.2 billion, or 13.9%, compared to 2023. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company’s investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 28.5% and 26.5% of total Company loans as of December 31, 2024 and December 31, 2023, respectively. The average investment CRE loan was approximately $7.2 million and $5.8 million, as of December 31, 2024 and December 31, 2023, respectively, and 90% are recourse loans as of both December 31, 2024 and December 31, 2023. These loans have an average loan-to-value of 57% as of both December 31, 2024 and December 31, 2023.

The properties securing the commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce exposure to adverse economic events that affect any single market or industry. Notwithstanding, commercial real estate loans, in general, may be more adversely impacted by conditions in the real estate market or the economy.

The following table presents the Company’s investment CRE (which includes non-owner occupied and construction loans) by industry. The table separately discloses the top five industries as a percentage of the Company’s loan portfolio as of either period presented, while the remainder are included in “Other.”

Table 11

	Investment CRE loans by industry as a percentage of total Company Loans
	December 31, 2024	December 31, 2023
Industrial	8.8%	8.0%
Multifamily	7.4	5.0
Office building	3.9	4.2
Hotel	1.9	2.0
Retail	1.9	2.2
Other	4.6	5.1
Total Investment CRE	28.5%	26.5%

The following table presents the Company’s investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company’s investment CRE portfolio as of either period presented, while the remainder are included in “All Others.”

Table 12

	Investment CRE loans by State
	December 31, 2024	December 31, 2023
Missouri	14.6%	14.9%
Arizona	11.6	11.9
Texas	11.4	12.1
Colorado	9.1	9.8
Utah	8.1	6.3
Florida	5.8	5.0
All others	39.4	40.0
Total Investment CRE	100.0%	100.0%

The shift to work-from-home and hybrid work environments has caused a decreased utilization of, and demand for, office space. The Company is actively monitoring its exposure to office space in its non-owner occupied commercial real estate portfolio. The average loan size in the Company’s office portfolio was approximately $8.9 million and $9.2 million as of December 31, 2024 and December 31, 2023, respectively. The average loan-to-value of the office portfolio was 63% and 64% as of December 31, 2024 and December 31, 2023, respectively, and 84% are recourse loans as of the end of both periods. Further, only 18% and 30% of the Company’s office portfolio as of December 31, 2024 and December 31, 2023, respectively, is in central business districts, which have been more heavily impacted by the shift to remote work. The remainder of the Company’s office portfolio is in suburban or medical properties.

The table below presents the Company’s portfolio of office commercial real estate by the metropolitan statistical area (MSAs) in which the loan collateral is located. The table separately discloses all MSAs that represent at least 5.0% of the Company's office commercial real estate portfolio as of either period presented, while the remainder are included in “All Others.”

Table 13

	Office CRE loans by MSA
	December 31, 2024	December 31, 2023
Dallas-Fort Worth-Arlington, TX	23.1%	22.7%
Kansas City, MO-KS	10.1	7.8
Jacksonville, FL	9.3	9.1
St. Louis, MO-IL	7.5	6.7
Tampa-St. Petersburg-Clearwater, FL	7.3	6.8
Raleigh-Cary, NC	5.8	5.9
Cincinnati-Middletown, OH-KY-IN	5.8	5.1
Phoenix-Mesa-Scottsdale, AZ	5.3	4.5
Indianapolis-Carmel, IN	5.0	4.9
Milwaukee-Waukesha-West Allis, WI	—	5.2
All others	20.8	21.3
Total Office CRE	100.0%	100.0%

Consumer real estate loans increased $226.5 million, or 7.7%, compared to 2023. These loans represented 12.4% of total loans as of December 31, 2024, compared to 12.8% as of December 31, 2023.

For further information on loan portfolio segments refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments. Investment securities totaled $13.7 billion as of December 31, 2024 and $13.3 billion as of December 31, 2023 and comprised 28.5% and 31.9% of the Company’s earning assets, respectively, as of those dates.

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

The Company’s AFS securities portfolio comprised 56.9% of the Company’s investment securities portfolio at December 31, 2024, compared to 53.3% at December 31, 2023. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio increased from 52.6 months at December 31, 2023 to 56.0 months at December 31, 2024. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2024.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The Company’s HTM portfolio, net of the ACL totaled $5.4 billion as of December 31, 2024, a decrease of $312.3 million from December 31, 2023. The average life of the HTM portfolio was 9.1 years at December 31, 2024, compared to 8.4 years at December 31, 2023.

The securities portfolio generates the Company’s second largest component of interest income. The AFS, HTM, and Other securities portfolios achieved an average yield on a tax-equivalent basis of 2.96% for 2024, compared to 2.66% in 2023. Securities available for sale had a net unrealized loss of $633.3 million at year-end, compared to a net unrealized loss of $624.2 million the preceding year. This market value change primarily reflects the impact of a longer average life and increasing market interest rates as of December 31, 2024, compared to December 31, 2023. These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) (AOCI) in shareholders’ equity, as an unrealized loss of $478.5 million at year-end 2024, compared to an unrealized loss of $471.9 million for 2023. The AFS securities portfolio contains securities that have unrealized losses (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements). The unrealized losses in the Company’s investments were caused by changes in interest rates, and not from a decline in credit of the underlying issuers. The U.S. Treasury, U.S. Agency, and Government Sponsored Entity (GSE) mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates. As of December 31, 2024, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to increasing market interest rates. For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt. For the State and political, Corporates, and Collateralized loan obligations portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis. The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of December 31, 2024, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Included in Tables 14 and 15 are analyses of the fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 14

SECURITIES AVAILABLE FOR SALE (in thousands)

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2024	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$164,461	2.94%	$75,781	3.10%
Due after 1 year through 5 years	1,161,612	4.22	53,266	4.38
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$1,326,073	4.06%	$129,047	3.63%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2024	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$12,036	2.34%	$97,265	2.91%
Due after 1 year through 5 years	1,806,392	3.27	446,680	2.97
Due after 5 years through 10 years	2,554,980	2.31	297,816	3.04
Due after 10 years	47,522	4.26	376,808	3.29
Total	$4,420,930	2.70%	$1,218,569	3.08%

	Corporates		Collateralized Loan Obligations
December 31, 2024	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$97,907	2.28%	$—	—%
Due after 1 year through 5 years	124,565	1.88	63,635	6.10
Due after 5 years through 10 years	94,698	3.35	132,289	5.98
Due after 10 years	—	—	166,621	6.14
Total	$317,170	2.45%	$362,545	6.08%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2023	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$1,109,140	3.51%	$60,985	1.89%
Due after 1 year through 5 years	189,602	2.86	98,736	3.39
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$1,298,742	3.40%	$159,721	2.81%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2023	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$9,590	2.77%	$76,610	2.90%
Due after 1 year through 5 years	1,211,344	2.55	365,953	2.63
Due after 5 years through 10 years	2,368,394	1.73	422,410	2.92
Due after 10 years	31,457	3.80	422,002	3.29
Total	$3,620,785	2.01%	$1,286,975	2.96%

	Corporates		Collateralized Loan Obligations
December 31, 2023	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$46,746	2.97%	$—	—%
Due after 1 year through 5 years	214,084	1.97	159,371	6.96
Due after 5 years through 10 years	90,445	3.34	151,896	6.81
Due after 10 years	—	—	39,848	7.44
Total	$351,275	2.48%	$351,115	6.95%

Table 15

SECURITIES HELD TO MATURITY (in thousands)

	U.S. Agency Securities		Mortgage-backed Securities
December 31, 2024	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$115,750	3.08%	$116	0.07%
Due after 1 year through 5 years	—	—	270,326	2.32
Due after 5 years through 10 years	—	—	1,671,839	1.65
Due over 10 years	—	—	162,371	1.85
Total	$115,750	3.08%	$2,104,652	1.74%

	State and Political Subdivisions
December 31, 2024	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$90,690	4.81%
Due after 1 year through 5 years	255,828	3.56
Due after 5 years through 10 years	729,501	2.86
Due over 10 years	1,452,517	3.40
Total	$2,528,536	3.31%

	U.S. Agency Securities		Mortgage-backed Securities
December 31, 2023	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$6,933	2.91%	$—	—%
Due after 1 year through 5 years	113,591	3.08	325,315	2.31
Due after 5 years through 10 years	—	—	1,610,142	1.63
Due over 10 years	—	—	446,157	1.78
Total	$120,524	3.07%	$2,381,614	1.74%

	State and Political Subdivisions
December 31, 2023	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$96,966	4.81%
Due after 1 year through 5 years	220,787	3.02
Due after 5 years through 10 years	815,220	2.90
Due over 10 years	1,548,256	3.31
Total	$2,681,229	3.22%

The table below provides detailed information for Other securities at December 31, 2024 and 2023:

Table 16

OTHER SECURITIES (in thousands)

	December 31,
	2024	2023
FRB and FHLB stock	$42,672	$87,672
Equity securities with readily determinable fair values	11,596	11,228
Equity securities without readily determinable fair values	416,750	394,035
Total	$471,018	$492,935

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

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net borrowed position was $70.4 million at December 31, 2024 compared to $8.8 million at December 31, 2023.

The Bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $161.7 million in 2024 and $192.6 million in 2023.

At December 31, 2024, the Company held securities purchased under agreements to resell of $545.0 million compared to $240.3 million at December 31, 2023. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels. These investments averaged $303.0 million in 2024 and $310.5 million in 2023.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2024 were $22.3 million, compared to $14.0 million in 2023, and were recorded at fair market value. As discussed in “Quantitative and Qualitative Disclosures About Market Risk – Trading Account” in Part II, Item 7A, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $8.0 billion as of December 31, 2024 compared to $5.2 billion as of December 31, 2023 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions. The amount due from the FRB averaged $3.4 billion and $2.0 billion during the years ended December 31, 2024 and 2023, respectively. The increase in the FRB balance at December 31, 2024 compared to the prior year is primarily due to an increase in deposit balances. The interest-bearing accounts held at other financial institutions totaled $110.8 million and $78.7 million at December 31, 2024 and 2023, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing businesses in order to attract and retain additional core deposits. Deposits totaled $43.1 billion at December 31, 2024 and $35.8 billion at December 31, 2023, an increase of $7.3 billion, or 20.5%. There were $1.0 billion and $1.9 billion of brokered deposits as of December 31, 2024 and December 31, 2023, respectively. Deposits averaged $35.3 billion in 2024, and $31.8 billion in 2023.

Noninterest-bearing demand deposits averaged $10.1 billion in 2024 and $10.6 billion in 2023. These deposits represented 28.5% of average deposits in 2024, compared to 33.5% in 2023. The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 17

MATURITIES OF UNINSURED TIME DEPOSITS (in thousands)

	December 31,
	2024	2023
Maturing within 3 months	$750,150	$445,239
After 3 months but within 6 months	72,123	65,985
After 6 months but within 12 months	34,937	44,077
After 12 months	7,075	21,384
Total	$864,285	$576,685

As of December 31, 2024, there were an estimated $31.0 billion of uninsured deposits, as compared to $24.4 billion as of December 31, 2023. Estimated uninsured deposits comprised approximately 72.0% and 68.2% of total deposits as of December 31, 2024 and December 31, 2023, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at the Bank. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $2.4 billion and collateralized deposits of $6.0 billion, the adjusted estimated uninsured deposits were $22.7 billion as of December 31, 2024. Excluding affiliate deposits of $2.0 billion and collateralized deposits of $6.2 billion, the adjusted estimated uninsured deposits were $16.2 billion as of December 31, 2023. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 52.6% and 45.3% as of December 31, 2024, and December 31, 2023, respectively.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. As of December 31, 2024 and December 31, 2023, the Company had $1.3 billion and $1.2 billion of deposits in the program, respectively.

Table 18

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2024	2023
Amount:
Noninterest-bearing demand	$10,077,251	$10,640,344
Interest-bearing demand and savings	22,949,608	18,374,884
Time deposits under $250,000	1,113,096	1,967,028
Total core deposits	34,139,955	30,982,256
Time deposits of $250,000 or more	1,161,497	780,393
Total deposits	$35,301,452	$31,762,649

As a % of total deposits:
Noninterest-bearing demand	28.5%	33.5%
Interest-bearing demand and savings	65.0	57.8
Time deposits under $250,000	3.2	6.2
Total core deposits	96.7	97.5
Time deposits of $250,000 or more	3.3	2.5
Total deposits	100.0%	100.0%

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

Total shareholders’ equity increased $366.1 million, or 11.8% to $3.5 billion at December 31, 2024 as compared to December 31, 2023. The increase in shareholders’ equity from 2023 to 2024 is largely due to an increase in retained earnings.

The Board authorized, at its April 26, 2022 meeting, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meeting (a Repurchase Authorization). The Board authorized, at its July 25, 2023, and April 30, 2024 meetings, the repurchase of up to one million shares of the Company's common stock. The July 2023 Repurchase Authorization terminated on April 30, 2024, and the April 2024 Repurchase Authorization will terminate on April 29, 2025. During 2024 and 2023, the Company did not

repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

On April 28, 2024, the Company entered into the Merger Agreement with HTLF, a Delaware corporation and Blue Sky Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company. The Merger Agreement and the merger were unanimously approved by the boards of directors of the Company and HTLF. Pending regulatory approval and approval by the shareholders of the Company and HTLF, and the merger closed on January 31, 2025. Under the terms of the Merger Agreement, HTLF stockholders received a fixed exchange ratio of 0.55 shares of the Company’s common stock for each share of HTLF stock, with a total market value of approximately $2.8 billion.

Additionally, on April 29, 2024, the Company also announced that in connection with the execution of the Merger Agreement, it entered into a forward sale agreement with BofA Securities, Inc. or its affiliate to issue 2.8 million shares of its common stock. The underwriters were granted an option to purchase up to an additional 420 thousand shares of the Company's common stock exercisable within 30 days of April 28, 2024. The underwriters exercised this option in full on April 30, 2024, upon which the Company entered into an additional forward sale agreement relating to the 420 thousand shares of the Company's common stock. The forward sale agreements are classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity. The Company expects to receive net proceeds of approximately $231.8 million from the sale of shares of common stock and settlement of the forward sale agreements.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4%. The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles. The Company's capital position as of December 31, 2024 is summarized in the table below and exceeded regulatory requirements.

Table 19

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2024, excluded net unrealized gains or losses on securities available for sale and net unrealized losses on securities held to maturity transferred from the available-for-sale category from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$2,756	$—	$—	$2,756
Loans and leases	116,100	77,487	2,600,057	22,777,404	71,253	25,642,301
Securities available for sale	2,736,578	5,333,186	7,175	330,737	—	8,407,676
Securities held to maturity	405,827	3,982,199	1,162,167	—	—	5,550,193
Trading securities	1,620	8,369	11,468	7,076	—	28,533
Cash and due from banks	8,018,852	540,593	—	—	—	8,559,445
All other assets	44,123	31,742	34,690	2,124,087	—	2,234,642
Category totals	$11,323,100	$9,973,576	$3,818,313	$25,239,304	$71,253	$50,425,546

Risk-weighted totals	$—	$1,994,716	$1,909,157	$25,239,304	$106,880	$29,250,057
Off-balance-sheet items (3)	—	70,069	10,437	4,335,360	463	$4,416,329
Total risk-weighted assets	$—	$2,064,785	$1,919,594	$29,574,664	$107,343	$33,666,386

Total
Regulatory Capital
Shareholders’ equity	$3,466,541
Less adjustments (1)	335,716
Common equity Tier 1/Tier 1 capital	3,802,257
Additional Tier 2 capital (2)	643,615
Total capital	$4,445,872

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	11.29%
Tier 1 capital to risk-weighted assets	11.29%
Total capital to risk-weighted assets	13.21%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	8.50%

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

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $2.6 billion at December 31, 2024, and $2.1 billion at December 31, 2023. Repurchase agreements and federal funds purchased averaged $2.3 billion in 2024 and $2.2 billion in 2023. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund, and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of December 31, 2024, and December 31, 2023, the Company owned $10.2 million and $55.2 million of FHLB stock, respectively.

As of December 31, 2024, the Company had no outstanding advances at the FHLB of Des Moines. As of December 31, 2023, the Company had one short-term advance for $1.0 billion outstanding at the FHLB of Des Moines. Additionally, in both 2024 and 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. The letter of credit outstanding as of December 31, 2024 expired in January 2025 and was subsequently renewed with an expiration date in March 2025. Based on the collateral pledged, the Company had $1.8 billion of borrowing capacity remaining at the FHLB at December 31, 2024.

As of December 31, 2024, the Company had no borrowings outstanding with the Federal Reserve Bank's Bank Term Funding Program (BTFP). As of December 31, 2023, the Company had an $800.0 million short-term borrowing outstanding with the BTFP. The FRB terminated the BTFP during 2024. As of December 31, 2024, the Company's borrowing capacity with the Federal Reserve Discount Window was $12.5 billion.

In addition to the borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $12.4 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of December 31, 2024.

Long-term debt totaled $385.3 million at December 31, 2024, compared to $383.2 million at December 31, 2023. In September 2022, the Company issued $110.0 million in aggregate subordinated notes due in September 2032. The Company received $107.9 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 6.25% and an effective rate of 6.64% due to issuance costs, with an interest rate reset date of September 2027.

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

The remainder of the Company’s long-term debt was assumed from the acquisition of Marquette Financial Companies (Marquette) in 2015 and consists of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million at December 31, 2024 and $75.6 million at December 31, 2023. Interest rates on trust preferred securities are tied to the three-month term SOFR with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036. For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

The Company has material off-balance sheet arrangements in the form of loan commitments, commercial and standby letters of credit, futures contracts and forward exchange contracts, which have maturity dates rather than payment due dates. These commitments and contingent liabilities are not required to be recorded on the Company’s balance sheet. Since commitments associated with letters of credit and lending and financing arrangements may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. See Table 20 below, as well as Note 15, “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements under Item 8 for detailed information and further discussion of these arrangements. Management does not anticipate any material losses from its off-balance sheet arrangements.

Table 20

COMMITMENTS, MATERIAL CASH REQUIREMENTS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the commitments, material cash requirements, and off-balance sheet arrangements for the Company as of December 31, 2024 and includes principal payments only. The Company has no capital leases or long-term purchase obligations.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Material Cash Requirements
Federal funds purchased and repurchase agreements	$2,609,715	$2,609,715	$—	$—	$—
Long-term debt obligations	413,096	—	—	—	413,096
Operating lease obligations	65,796	11,994	21,622	17,473	14,707
Time deposits	2,127,667	2,053,301	62,917	9,016	2,433
Total	$5,216,274	$4,675,010	$84,539	$26,489	$430,236

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$12,904,749	$5,410,009	$4,978,117	$1,771,855	$744,768
Commitments to extend credit under credit card loans	5,474,758	5,474,758	—	—	—
Commercial letters of credit	311	311	—	—	—
Standby letters of credit	404,697	275,939	124,341	4,417	—
Forward contracts	55,174	55,174	—	—	—
Spot foreign exchange contracts	50,006	50,006	—	—	—
Commitments to extend credit for securities purchased under agreements to resell	96,000	66,000	30,000	—	—
Total	$18,985,695	$11,332,197	$5,132,458	$1,776,272	$744,768

As of December 31, 2024, the Company’s total liabilities for unrecognized tax benefits were $8.3 million. The Company cannot reasonably estimate the settlement of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for information regarding the liabilities associated with unrecognized tax benefits.

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

Table 21 shows the net interest income percentage increase or decrease over the next twelve- and twenty-four-month periods as of December 31, 2024 and 2023 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 21

MARKET RISK

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
200	(3.9)%	(0.7)%	1.3%	4.2%
100	(2.3)	(0.3)	(0.2)	2.2
Static	—	—	—	—
(100)	3.0	0.3	0.7	(3.1)
(200)	6.1	0.9	1.6	(5.7)
(300)	9.1	1.5	1.5	(8.8)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
200	(2.7)%	3.1%	3.0%	7.4%
100	(2.3)	1.6	0.6	3.8
Static	—	—	—	—
(100)	3.4	(1.7)	(0.4)	(4.7)
(200)	6.8	(2.8)	(0.7)	(9.3)
(300)	9.1	(3.5)	(2.3)	(14.3)

The Company is liability sensitive to changes in interest rates in the next year. Net interest income is predicted to decrease in all upward rate scenarios and increase in all downward rate scenarios. In year two, net interest income is predicted to increase in all upward rate shock scenarios and decrease in all downward rate shock scenarios. In rate ramp scenarios net interest income is predicted to increase in all scenarios except for the 100-basis-point upward ramp scenario. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

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

Table 22 is a static gap analysis, which presents the Company’s assets and liabilities, based on their repricing or maturity characteristics and reflecting principal amortization. Table 23 presents the break-out of fixed and variable rate loans by repricing or maturity characteristics for each loan class.

Table 22

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2024 Earning assets
Loans	$16,421.1	$531.3	$865.8	$17,818.2	$5,676.3	$2,150.6	$25,645.1
Securities	1,054.4	618.9	657.6	2,330.9	5,538.6	5,754.8	13,624.3
Federal funds sold and resell agreements	545.0	—	—	545.0	—	—	545.0
Other	8,014.2	—	—	8,014.2	0.5	—	8,014.7
Total earning assets	$26,034.7	$1,150.2	$1,523.4	$28,708.3	$11,215.4	$7,905.4	$47,829.1
% of total earning assets	54.4%	2.4%	3.2%	60.0%	23.5%	16.5%	100.0%
Funding sources
Interest-bearing demand and savings	$27,397.2	$—	$—	$27,397.2	$—	$—	$27,397.2
Time deposits	1,412.8	404.8	235.7	2,053.3	72.0	2.4	2,127.7
Federal funds purchased and repurchase agreements	2,609.7	—	—	2,609.7	—	—	2,609.7
Long term debt	76.8	—	199.7	276.5	108.8	—	385.3
Noninterest-bearing sources	13,617.1	—	—	13,617.1	—	1,692.1	15,309.2
Total funding sources	$45,113.6	$404.8	$435.4	$45,953.8	$180.8	$1,694.5	$47,829.1
% of total earning assets	94.3%	0.8%	1.0%	96.1%	0.4%	3.5%	100.0%
Interest sensitivity gap	$(19,078.9)	$745.4	$1,088.0	$(17,245.5)	$11,034.6	$6,210.9
Cumulative gap	(19,078.9)	(18,333.5)	(17,245.5)	(17,245.5)	(6,210.9)	—
As a % of total earning assets	(39.9)%	(38.3)%	(36.1)%	(36.1)%	(13.0)%	—%
Ratio of earning assets to funding sources	0.58	2.84	3.50	0.62	62.03	4.67
Cumulative ratio of earning assets to funding sources
2024	0.58	0.60	0.62	0.62	0.87	1.00
2023	0.61	0.61	0.64	0.64	0.88	1.00

Table 23

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2024 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Variable Rate
Commercial and industrial	$8,154,233	$32,809	$25	$—	$8,187,067
Specialty lending	469,194	—	—	—	469,194
Commercial real estate	6,129,672	107,380	2,470	—	6,239,522
Consumer real estate	553,279	557,575	265,245	—	1,376,099
Consumer	107,335	39	—	—	107,374
Credit cards	578,716	50	—	—	578,766
Leases and other	155,425	258	—	—	155,683
Total variable rate loans	16,147,854	698,111	267,740	—	17,113,705

Fixed Rate
Commercial and industrial	634,199	1,884,237	195,999	—	2,714,435
Specialty lending	—	—	—	—	—
Commercial real estate	697,756	2,362,633	829,143	2,231	3,891,763
Consumer real estate	290,643	669,756	636,992	216,396	1,813,787
Consumer	47,724	37,799	866	97	86,486
Credit cards	—	—	—	—	—
Leases and other	—	23,712	1,169	—	24,881
Total fixed rate loans	1,670,322	4,978,137	1,664,169	218,724	8,531,352
Total loans and loans held for sale	$17,818,176	$5,676,248	$1,931,909	$218,724	$25,645,057

Trading Account

The Bank carries taxable governmental securities in a trading account that is maintained in accordance with Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily. This account had a balance of $28.5 million as of December 31, 2024, compared to $18.1 million as of December 31, 2023.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The discussion in Table 22 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $6.1 million to $19.3 million at December 31, 2024, compared to December 31, 2023. There was an immaterial amount of interest recognized on nonperforming loans during 2024, 2023, and 2022.

The Company had $1.6 million and $1.7 million of other real estate owned as of December 31, 2024 and December 31, 2022, respectively. Other repossessed assets totaled $26.8 million as of December 31, 2024. Loans past due more than 90 days and still accruing interest totaled $7.6 million as of December 31, 2024, compared to $3.1 million as of December 31, 2023.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $196 thousand of restructured loans at December 31, 2024 and $548 thousand at December 31, 2023.

Table 24

LOAN QUALITY (in thousands)

	December 31,
	2024	2023
Nonaccrual loans	$19,241	$12,828
Restructured loans on nonaccrual	41	384
Total non-performing loans	19,282	13,212
Other real estate owned	1,612	1,738
Other repossessed assets	26,779	—
Total non-performing assets	$47,673	$14,950

Loans past due 90 days or more	$7,602	$3,111
Restructured loans accruing	155	164
Allowance for credit losses on loans	259,089	219,738
Ratios
Non-performing loans as a % of loans	0.08%	0.06%
Non-performing assets as a % of loans plus other real estate owned and other repossessed assets	0.19	0.06
Non-performing assets as a % of total assets	0.09	0.03
Loans past due 90 days or more as a % of loans	0.03	0.01
Allowance for credit losses on loans as a % of loans	1.01	0.95
Allowance for credit losses on loans as a multiple of non-performing loans	13.44x	16.63x

Table 25

SUMMARY OF NET CHARGE-OFFS (in thousands)

	2024			2023
	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding
At December 31:
Commercial and industrial	$3,551	$10,169,805	0.03%	$(248)	$9,669,378	(0.00)%
Specialty lending	(4)	497,301	(0.00)	761	540,371	0.14
Commercial real estate	250	9,517,745	0.00	155	8,359,937	0.00
Consumer real estate	(216)	3,036,136	(0.01)	1,140	2,858,510	0.04
Consumer real estate	1,283	166,278	0.77	1,021	147,240	0.69
Credit cards	18,397	587,958	3.13	7,645	478,328	1.60
Leases and other	1	234,324	0.00	—	281,178	—
Total	$23,262	$24,209,547	0.10%	$10,474	$22,334,942	0.05%

Net charge-offs for the year ended December 31, 2024 were $23.3 million, compared to $10.5 million for the year ended December 31, 2023.

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $7.8 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2024, $10.5 billion, or 80.1%, of securities were pledged or used as collateral, compared to $10.1 billion, or 79.2%, at December 31, 2023.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2024 was $18.8 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

The Company’s cash requirements consist primarily of dividends to shareholders, debt service, operating expenses, and treasury stock purchases. Management fees and dividends received from bank and non-bank subsidiaries traditionally have been sufficient to satisfy these requirements and are expected to be sufficient in the future. The declaration and payment of dividends to shareholders, as well as the amount thereof, are subject to the discretion of the Board and depend on the Company’s results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board. There can be no assurance the Company will declare and pay dividends to shareholders. The Bank is subject to various rules regarding payment of dividends to the Company. For the most part, the Bank can pay dividends at least equal to its current year’s earnings without seeking prior regulatory approval. The Company also uses cash to inject capital into the Bank and its non-Bank subsidiaries to maintain adequate capital as well as to fund strategic initiatives.

Additionally, on April 29, 2024, the Company also announced that in connection with the execution of the Merger Agreement, it entered into a forward sale agreement with BofA Securities, Inc. or its affiliate to issue 2.8 million shares of its common stock. The underwriters were granted an option to purchase up to an additional 420 thousand shares of the Company's common stock exercisable within 30 days of April 28, 2024. The underwriters exercised this option in full on April 30, 2024, upon which the Company entered into an additional forward sale agreement relating to the 420 thousand shares of the Company's common stock. The forward sale agreements are classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity. The Company expects to receive net proceeds of approximately $231.8 million from the sale of shares of common stock and settlement of the forward sale agreements.

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

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of December 31, 2024, and December 31, 2023, the Company owned $10.2 million and $55.2 million of FHLB stock, respectively.

As of December 31, 2024, the Company had no outstanding advances at the FHLB of Des Moines. As of December 31, 2023, the Company had one short-term advance for $1.0 billion outstanding at the FHLB of Des Moines. Additionally, in both 2024 and 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. The letter of credit outstanding as of December 31, 2024 expired in January 2025 and was subsequently renewed with an expiration date in February 2025. Based on the collateral pledged, the Company had $1.8 billion of borrowing capacity remaining at the FHLB at December 31, 2024.

As of December 31, 2024, the Company had no borrowings outstanding with the Federal Reserve Bank's Bank Term Funding Program (BTFP). As of December 31, 2023, the Company had an $800.0 million short-term borrowing outstanding with the BTFP. The FRB terminated the BTFP during 2024. As of December 31, 2024, the Company's borrowing capacity with the Federal Reserve Discount Window was $12.5 billion.

In addition to the borrowing capacity with the FHLB and at the Federal Reserve Discount Window as described above, the Company had additional liquidity of $12.4 billion available via cash, unpledged bond collateral, the federal funds market, and the IntraFi Cash Service program as of December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

UMB Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for credit losses on certain loans evaluated on a collective basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses on loans was $259.1 million as of December 31, 2024, a substantial portion of which related to the allowance for credit losses for loans evaluated on a collective basis for the commercial and industrial and commercial real estate segments (the collective ACL). The collective ACL includes the measure of expected credit losses on a pool basis for loans where similar risk characteristics exist and is determined using relevant available information from internal and external sources related to historical credit loss experience, current conditions, and reasonable and supportable economic forecasts. The Company uses probability of default (PD) and loss given default (LGD) models for the commercial and industrial and commercial real estate segments. For the commercial and industrial segment, the collective ACL is calculated by modeling PD over future periods multiplied by historical LGD multiplied by contractual exposure at default minus any estimated prepayments and charge offs. For the commercial real estate segment, the collective ACL is calculated by modeling PD over future periods based on peer bank data. The PD loss rate is then multiplied by historical LGD multiplied by contractual exposure at default minus any estimated prepayments and charge offs. Primary risk drivers are segment specific and include macro-economic variables and risk ratings of the individual loans within the commercial and industrial and commercial real estate loan segments. After the reasonable and supportable forecast periods, the Company reverts to historical loss experience for each portfolio using a cliff or straight-line reversion method. A portion of the collective ACL is comprised of qualitative factors which represent adjustments to historical loss experience.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL, including controls related to the:

•
design of the collective ACL methodology
•
continued use of the PD and LGD and historical loss rate models
•
determination and measurement of the significant assumptions used in the PD and LGD and historical loss rate models
•
continued use of the qualitative factors
•
performance monitoring of the PD and LGD and historical loss rate models
•
analysis of the overall ACL results, trends, and ratios
•
risk ratings assigned to loans

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

Kansas City, Missouri
February 27, 2025

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Loans	$25,642,301	$23,172,484
Allowance for credit losses on loans	(259,089)	(219,738)
Net loans	25,383,212	22,952,746
Loans held for sale	2,756	4,420
Securities:
Available for sale (amortized cost of $8,407,676 and $7,692,860, respectively)	7,774,334	7,068,613
Held to maturity, net of allowance for credit losses of $2,645 and $3,258, respectively (fair value of $4,748,938 and $5,183,367, respectively)	5,376,267	5,688,610
Trading securities	28,533	18,093
Other securities	471,018	492,935
Total securities	13,650,152	13,268,251
Federal funds sold and securities purchased under agreements to resell	545,000	245,344
Interest-bearing due from banks	7,986,270	5,159,802
Cash and due from banks	573,175	447,201
Premises and equipment, net	221,773	241,700
Accrued income	246,095	220,306
Goodwill	207,385	207,385
Other intangibles, net	63,647	71,012
Other assets	1,530,199	1,193,507
Total assets	$50,409,664	$44,011,674
LIABILITIES
Deposits:
Noninterest-bearing demand	$13,617,167	$12,130,662
Interest-bearing demand and savings	27,397,195	20,588,606
Time deposits under $250,000	969,132	2,292,899
Time deposits of $250,000 or more	1,158,535	780,692
Total deposits	43,142,029	35,792,859
Federal funds purchased and repurchase agreements	2,609,715	2,119,644
Short-term debt	—	1,800,000
Long-term debt	385,292	383,247
Accrued expenses and taxes	368,457	389,860
Other liabilities	437,630	425,645
Total liabilities	46,943,123	40,911,255
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 80,000,000 shares authorized; 55,056,730 shares issued, 48,814,177 and 48,554,127 shares outstanding, respectively	55,057	55,057
Capital surplus	1,145,638	1,134,363
Retained earnings	3,174,948	2,810,824
Accumulated other comprehensive loss, net	(573,050)	(556,935)
Treasury stock, 6,242,553 and 6,502,603 shares, at cost, respectively	(336,052)	(342,890)
Total shareholders' equity	3,466,541	3,100,419
Total liabilities and shareholders' equity	$50,409,664	$44,011,674

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
INTEREST INCOME
Loans	$1,612,948	$1,399,961	$810,007
Securities:
Taxable interest	257,562	214,981	192,121
Tax-exempt interest	99,375	102,197	97,190
Total securities income	356,937	317,178	289,311
Federal funds and resell agreements	17,628	17,647	19,109
Interest-bearing due from banks	182,145	103,190	18,582
Trading securities	1,351	729	511
Total interest income	2,171,009	1,838,705	1,137,520
INTEREST EXPENSE
Deposits	982,302	704,210	167,553
Federal funds and repurchase agreements	106,558	93,026	40,703
Other	81,257	121,353	15,467
Total interest expense	1,170,117	918,589	223,723
Net interest income	1,000,892	920,116	913,797
Provision for credit losses	61,050	41,227	37,900
Net interest income after provision for credit losses	939,842	878,889	875,897
NONINTEREST INCOME
Trust and securities processing	290,571	257,200	237,207
Trading and investment banking	24,226	19,630	23,201
Service charges on deposit accounts	84,512	84,950	85,167
Insurance fees and commissions	1,257	1,009	1,338
Brokerage fees	61,564	54,119	43,019
Bankcard fees	87,797	74,719	73,451
Investment securities gains (losses), net	10,720	(3,139)	58,444
Other	67,470	53,365	32,406
Total noninterest income	628,117	541,853	554,233
NONINTEREST EXPENSE
Salaries and employee benefits	593,913	553,421	524,431
Occupancy, net	47,539	48,502	48,848
Equipment	63,406	68,718	74,259
Supplies and services	14,845	16,829	13,590
Marketing and business development	28,439	25,749	25,699
Processing fees	117,899	103,099	82,227
Legal and consulting	46,207	29,998	39,095
Bankcard	44,265	32,969	26,367
Amortization of other intangible assets	7,705	8,587	5,037
Regulatory fees	31,904	77,010	15,378
Other	30,564	34,258	43,188
Total noninterest expense	1,026,686	999,140	898,119
Income before income taxes	541,273	421,602	532,011
Income tax expense	100,030	71,578	100,329
NET INCOME	$441,243	$350,024	$431,682

PER SHARE DATA
Net income – basic	$9.05	$7.22	$8.93
Net income – diluted	8.99	7.18	8.86
Dividends	1.57	1.53	1.49
Weighted average shares outstanding – basic	48,747,814	48,503,643	48,340,922
Weighted average shares outstanding – diluted	49,056,956	48,763,820	48,747,399

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$441,243	$350,024	$431,682
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(8,956)	147,977	(1,137,417)
Less: Reclassification adjustment for net (gains) losses included in net income	(139)	279	—
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	35,905	39,851	36,894
Change in unrealized gains and losses on debt securities	26,810	188,107	(1,100,523)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	(40,530)	15,015	12,608
Less: Reclassification adjustment for net gains included in net income	(8,069)	(10,654)	(5,353)
Change in unrealized gains and losses on derivative hedges	(48,599)	4,361	7,255
Other comprehensive (loss) income, before tax	(21,789)	192,468	(1,093,268)
Income tax benefit (expense)	5,674	(46,668)	264,219
Other comprehensive (loss) income	(16,115)	145,800	(829,049)
Comprehensive income (loss)	$425,128	$495,824	$(397,367)

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2022	$55,057	$1,110,520	$2,176,998	$126,314	$(323,465)	$3,145,424
Total comprehensive income (loss)	—	—	431,682	(829,049)	—	(397,367)
Dividends ($1.49 per share)	—	—	(72,594)	—	—	(72,594)
Purchase of treasury stock	—	—	—	—	(31,997)	(31,997)
Issuances of equity awards, net of forfeitures	—	(6,143)	—	—	6,822	679
Recognition of equity-based compensation	—	20,812	—	—	—	20,812
Sale of treasury stock	—	351	—	—	245	596
Exercise of stock options	—	409	—	—	1,131	1,540
Balance December 31, 2022	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income	—	—	350,024	145,800	—	495,824
Dividends ($1.53 per share)	—	—	(75,286)	—	—	(75,286)
Purchase of treasury stock	—	—	—	—	(8,367)	(8,367)
Issuances of equity awards, net of forfeitures	—	(10,385)	—	—	11,104	719
Recognition of equity-based compensation	—	17,975	—	—	—	17,975
Sale of treasury stock	—	220	—	—	296	516
Exercise of stock options	—	604	—	—	1,341	1,945
Balance December 31, 2023	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419
Total comprehensive income (loss)	—	—	441,243	(16,115)	—	425,128
Dividends ($1.57 per share)	—	—	(77,119)	—	—	(77,119)
Purchase of treasury stock	—	—	—	—	(7,738)	(7,738)
Issuances of equity awards, net of forfeitures	—	(11,220)	—	—	11,923	703
Recognition of equity-based compensation	—	21,876	—	—	—	21,876
Sale of treasury stock	—	342	—	—	240	582
Exercise of stock options	—	1,690	—	—	2,413	4,103
Common stock issuance costs	—	(1,413)	—	—	—	(1,413)
Balance December 31, 2024	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$441,243	$350,024	$431,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	61,050	41,227	37,900
Net amortization of premiums and discounts from acquisition	3,573	1,060	1,340
Depreciation and amortization	52,771	58,723	54,022
Amortization of debt issuance costs	876	876	556
Deferred income tax benefit	(16,174)	(20,439)	(6,308)
Net (increase) decrease in trading securities and other earning assets	(10,440)	(113)	13,895
(Gains) losses on investment securities, net	(10,720)	3,139	(58,444)
Gains on sales of assets	(3,197)	(4,343)	(3,063)
Amortization of securities premiums, net of discount accretion	44,323	42,037	45,184
Originations of loans held for sale	(87,129)	(68,673)	(47,639)
Gains on sales of loans held for sale, net	(2,279)	(1,693)	(1,195)
Proceeds from sales of loans held for sale	91,072	67,924	48,133
Equity based compensation	22,579	18,694	21,491
Changes in:
Accrued income	(24,592)	(31,075)	(58,222)
Accrued expenses and taxes	(20,453)	148,154	(10,995)
Other assets and liabilities, net	(317,217)	(132,918)	301,217
Net cash provided by operating activities	225,286	472,604	769,554
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	458,174	424,341	460,413
Purchases	(121,021)	(227,077)	(990,648)
Securities available for sale:
Sales	19,154	22,193	—
Maturities, calls and principal repayments	7,384,085	1,204,346	1,114,560
Purchases	(8,111,653)	(1,162,115)	(1,205,396)
Equity securities with readily determinable fair values:
Sales	—	—	46,379
Purchases	(357)	(277)	(1,085)
Equity securities without readily determinable fair values:
Sales	35,304	5,614	194
Maturities, calls and principal repayments	71,963	334,898	172
Purchases	(50,861)	(404,972)	(29,660)
Payment of tax equity investment commitments	(71,244)	(40,806)	(35,854)
Net increase in loans	(2,415,581)	(2,159,132)	(3,952,154)
Net (increase) decrease in fed funds sold and resell agreements	(299,656)	713,253	257,760
Net cash activity from acquisitions and divestitures	(109,046)	(793)	548,624
Net (increase) decrease in interest-bearing balances due from other financial institutions	(31,753)	43,359	(13,705)
Purchases of bank premises and equipment	(24,206)	(26,910)	(51,716)
Proceeds from sales of bank premises and equipment	4,197	3,806	6,731
Purchases of bank-owned and company-owned life insurance	—	(3,000)	—
Net cash used in investing activities	(3,262,501)	(1,273,272)	(3,845,385)

FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	8,295,094	997,273	(3,636,068)
Net (decrease) increase in time deposits	(945,924)	2,156,453	65,497
Net increase (decrease) in fed funds purchased and repurchase agreements	490,071	(102,523)	(1,016,268)
Proceeds from short-term debt	500,000	32,856,000	—
Repayment of short-term debt	(2,300,000)	(31,056,000)	—
Proceeds from long-term debt	—	—	110,000
Payment of debt issuance costs	—	—	(2,129)
Cash dividends paid	(77,127)	(74,245)	(72,030)
Payment of common stock issuance costs	(1,413)	—	—
Proceeds from exercise of stock options and sales of treasury shares	4,685	2,461	2,136
Purchases of treasury stock	(7,738)	(8,367)	(31,997)
Net cash provided by (used in) financing activities	5,957,648	4,771,052	(4,580,859)
Increase (decrease) in cash and cash equivalents	2,920,433	3,970,384	(7,656,690)
Cash and cash equivalents at beginning of year	5,528,258	1,557,874	9,214,564
Cash and cash equivalents at end of year	$8,448,691	$5,528,258	$1,557,874

Supplemental disclosures:
Income tax payments	$76,930	$79,334	$101,952
Total interest payments	1,204,688	844,397	196,482
Noncash disclosures:
Acquisition of tax equity investments	$62,958	$85,555	$58,337
Commitment to fund tax equity investments	62,958	85,555	58,337
Transfer of loans to other real estate owned	828	1,738	12,381
Transfer of loans to other repossessed assets	26,779	—	—
Transfer of securities from available-for-sale to held-to-maturity	—	—	3,823,670

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UMB Financial Corporation is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices primarily in the Midwestern and Southwestern regions of the United States. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Due from the FRB	$7,875,516	$5,081,057
Cash and due from banks	573,175	447,201
Cash and cash equivalents at end of year	$8,448,691	$5,528,258

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $110.8 million and $78.7 million at December 31, 2024 and 2023, respectively.

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

No goodwill impairments were recognized in 2024, 2023, or 2022. Other intangible assets, which relate to core deposits, non-compete agreements, and customer relationships, are amortized over their useful life. Intangible assets are evaluated for impairment when events or circumstances dictate. No intangible asset impairments were recognized in 2024, 2023, or 2022. The Company does not have any indefinite lived intangible assets.

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

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value. No impairments were recognized in 2024, 2023, or 2022.

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

The Company records the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that it will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured and recorded as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position will be sustained. The benefit associated with previously unrecognized tax positions are generally recognized in the first period in which the more-likely-than-not threshold is met at the reporting date, the tax matter is ultimately settled through negotiation or litigation, or when the related statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. When the Company determines that an unrecognized tax benefit liability is no longer necessary, the liability is reversed, and a tax benefit is recognized in the period in which it is determined that the unrecognized tax benefit liability is no longer necessary. The recognition, derecognition and measurement of tax positions are based on management’s best judgment given the facts, circumstance and information available at the reporting date.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets. For the year ended December 31, 2024, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

Derivatives

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, 15 of the Company’s derivatives are designated in qualifying hedging relationships. The remainder of the Company’s derivatives are not designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. All changes in fair value of the Company’s non-designated derivatives and fair value hedges are recognized directly in earnings. Changes in fair value of the Company’s cash flow hedges are recognized in AOCI and are reclassified to earnings when the hedged transaction affects earnings.

Per Share Data

Basic income per share is computed based on the weighted average number of shares of common stock outstanding during each period. Diluted year-to-date income per share includes the dilutive effect of 309,142, 260,177, and 406,477 shares issuable upon the exercise of stock options and nonvested restricted stock units granted by the Company that were outstanding at December 31, 2024, 2023, and 2022, respectively.

Certain options and restricted stock units issued under employee benefit plans were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the year ended December 31, 2024, there were no outstanding stock options and restricted stock units excluded from the computation of diluted income per share. For the year ended December 31, 2023, there were 55,649 outstanding stock options or restricted stock units excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2022, there were no outstanding stock options and restricted stock units excluded from the computation of diluted income per share.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Troubled Debt Restructurings In March 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures.” The ASU eliminated the accounting guidance for troubled debt restructurings (TDR) by creditors and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also added requirements to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases, disclosed by credit-quality indicator and class of financing receivable. The amendments in this update were adopted prospectively on January 1, 2023. The adoption of the amendments had no impact on the Consolidated Financial Statements aside from additional and revised financial statement disclosures. See Note 3, “Loans and Allowance for Credit Losses” for related disclosures.

Equity-Method Investments In March 2023, the FASB issued ASU No. 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The Company adopted the amended guidance on January 1, 2024, upon which the Company elected to continue the use of the practical expedient under ASC 323-740-35-4 to account for low-income housing and historic tax credit investments. Under the practical expedient, the cost of a tax equity investment is amortized in proportion to income tax credits only and is recorded on a net basis within income tax expense. The adoption of this amendment did not have any impact on the Consolidated Financial Statements aside from additional disclosures. See Note 16, “Income Taxes” for related disclosures.

Segment Reporting In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU requires expanded segment disclosures, including disclosure of significant segment expenses and other segment items on an annual and interim basis. The Company adopted the amended guidance for the annual financial statements in 2024 and the interim disclosure requirements will be effective for interim periods beginning January 1, 2025. The adoption of this amendment did not have any impact on the Consolidated Financial Statements aside from additional disclosures. See Note 12, “Business Segment Reporting” for related disclosures.

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$446	$1	$4,423	$4,870	$10,896,632	$10,901,502
Specialty lending	—	—	—	—	469,194	469,194
Commercial real estate	1,013	—	805	1,818	10,129,467	10,131,285
Consumer real estate	553	—	13,614	14,167	3,172,963	3,187,130
Consumer	175	12	40	227	193,633	193,860
Credit cards	9,316	7,589	400	17,305	561,461	578,766
Leases and other	—	—	—	—	180,564	180,564
Total loans	$11,503	$7,602	$19,282	$38,387	$25,603,914	$25,642,301

	December 31, 2023
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$2,851	$—	$7,033	$9,884	$9,920,045	$9,929,929
Specialty lending	—	—	—	—	498,786	498,786
Commercial real estate	1,848	—	737	2,585	8,891,341	8,893,926
Consumer real estate	1,137	—	5,058	6,195	2,954,437	2,960,632
Consumer	104	55	28	187	163,104	163,291
Credit cards	5,343	3,056	285	8,684	415,272	423,956
Leases and other	—	—	71	71	301,893	301,964
Total loans	$11,283	$3,111	$13,212	$27,606	$23,144,878	$23,172,484

The Company sold consumer real estate loans with proceeds of $91.1 million, $67.9 million, and $48.1 million in the secondary market without recourse during the periods ended December 31, 2024, 2023, and 2022, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $19.3 million and $13.2 million at December 31, 2024 and 2023, respectively. Restructured loans totaled $196 thousand and $548 thousand at December 31, 2024 and 2023, respectively. Loans 90 days past due and still accruing interest amounted to $7.6 million and $3.1 million at December 31, 2024 and 2023, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2024 and 2023. Nonaccrual loans with no related allowance for credit losses totaled $19.3 million and $13.2 million at December 31, 2024 and 2023, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$4,423	$4,423
Specialty lending	—	—
Commercial real estate	805	805
Consumer real estate	13,614	13,614
Consumer	40	40
Credit cards	400	400
Leases and other	—	—
Total loans	$19,282	$19,282

	December 31, 2023
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$7,033	$7,033
Specialty lending	—	—
Commercial real estate	737	737
Consumer real estate	5,058	5,058
Consumer	28	28
Credit cards	285	285
Leases and other	71	71
Total loans	$13,212	$13,212

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of December 31, 2024 and 2023 as well as the gross charge-offs by loan class and origination year for the year ended December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,319,857	$1,363,616	$975,325	$688,580	$293,194	$135,072	$4,915,907	$20,356	$10,711,907
Agriculture	9,857	5,750	3,554	2,208	356	97	156,546	—	178,368
Overdrafts	—	—	—	—	—	—	11,227	—	11,227
Total Commercial and industrial	2,329,714	1,369,366	978,879	690,788	293,550	135,169	5,083,680	20,356	10,901,502
Current period charge-offs	—	618	1,870	22	11	2,113	807	—	5,441
Specialty lending:
Asset-based lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Total Specialty lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	352,517	277,049	593,480	442,805	293,799	275,207	4,948	25,266	2,265,071
Non-owner-occupied	784,434	527,773	1,006,769	727,365	404,362	324,839	32,312	—	3,807,854
Farmland	54,656	47,357	58,154	36,127	183,762	23,016	107,468	3	510,543
5+ Multi-family	161,767	47,136	302,225	256,032	28,819	18,732	9,202	—	823,913
1-4 Family construction	46,096	1,385	—	—	—	—	5	—	47,486
General construction	493,723	644,885	1,222,539	235,758	4,049	514	74,950	—	2,676,418
Total Commercial real estate	1,893,193	1,545,585	3,183,167	1,698,087	914,791	642,308	228,885	25,269	10,131,285
Current period charge-offs	—	—	—	236	—	14	—	—	250
Consumer real estate:
HELOC	90	16	450	455	334	5,049	390,843	2,484	399,721
First lien: 1-4 family	413,395	361,242	565,017	635,217	496,758	273,628	—	—	2,745,257
Junior lien: 1-4 family	12,516	9,969	10,004	3,978	2,934	2,676	75	—	42,152
Total Consumer real estate	426,001	371,227	575,471	639,650	500,026	281,353	390,918	2,484	3,187,130
Current period charge-offs	—	100	126	—	—	32	174	—	432
Consumer:
Revolving line	35	—	—	—	—	—	101,407	—	101,442
Auto	8,567	7,429	3,534	1,928	673	283	—	—	22,414
Other	13,050	2,876	10,065	25,659	342	796	17,216	—	70,004
Total Consumer	21,652	10,305	13,599	27,587	1,015	1,079	118,623	—	193,860
Current period charge-offs	—	36	83	7	—	3	1,395	—	1,524
Credit cards:
Consumer	—	—	—	—	—	—	328,474	—	328,474
Commercial	—	—	—	—	—	—	250,292	—	250,292
Total Credit cards	—	—	—	—	—	—	578,766	—	578,766
Current period charge-offs	—	—	—	—	—	—	20,752	—	20,752
Leases and other:
Leases	—	—	—	—	—	1,492	—	—	1,492
Other	31,084	50,273	48,801	13,067	12,780	11,116	11,951	—	179,072
Total Leases and other	31,084	50,273	48,801	13,067	12,780	12,608	11,951	—	180,564
Current period charge-offs	—	1	—	—	3	—	—	—	4
Total loans	$4,707,447	$3,346,756	$4,807,943	$3,099,881	$1,751,554	$1,072,517	$6,808,094	$48,109	$25,642,301

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture	13,934	5,840	3,785	920	477	239	169,173	—	194,368
Overdrafts	—	—	—	—	—	—	3,478	—	3,478
Total Commercial and industrial	1,801,235	1,492,449	1,127,517	413,196	203,304	97,369	4,788,523	6,336	9,929,929
Specialty lending:
Asset-based lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Total Specialty lending	13,938	16,103	35,466	32,229	—	—	401,050	—	498,786
Commercial real estate:
Owner-occupied	276,284	629,514	499,020	335,133	152,539	215,373	30,842	—	2,138,705
Non-owner-occupied	556,369	901,614	849,496	449,547	293,531	185,679	36,313	—	3,272,549
Farmland	75,418	71,087	39,128	195,750	15,608	19,700	89,291	—	505,982
5+ Multi-family	34,714	27,668	240,724	29,840	16,861	4,982	9,274	—	364,063
1-4 Family construction	49,327	51,360	—	—	—	—	3,286	3,394	107,367
General construction	574,661	1,340,152	515,289	4,220	636	130	70,172	—	2,505,260
Total Commercial real estate	1,566,773	3,021,395	2,143,657	1,014,490	479,175	425,864	239,178	3,394	8,893,926
Consumer real estate:
HELOC	150	650	—	497	82	4,958	355,105	1,364	362,806
First lien: 1-4 family	419,312	585,401	682,008	548,859	158,228	165,197	2	—	2,559,007
Junior lien: 1-4 family	12,117	11,943	6,861	3,927	2,117	1,769	85	—	38,819
Total Consumer real estate	431,579	597,994	688,869	553,283	160,427	171,924	355,192	1,364	2,960,632
Consumer:
Revolving line	48	—	—	—	—	—	56,272	—	56,320
Auto	11,509	6,013	3,922	2,170	1,088	158	—	—	24,860
Other	4,853	22,147	26,125	574	365	1,243	26,804	—	82,111
Total Consumer	16,410	28,160	30,047	2,744	1,453	1,401	83,076	—	163,291
Credit cards:
Consumer	—	—	—	—	—	—	197,095	—	197,095
Commercial	—	—	—	—	—	—	226,861	—	226,861
Total Credit cards	—	—	—	—	—	—	423,956	—	423,956
Leases and other:
Leases	—	—	—	—	610	1,106	—	—	1,716
Other	100,484	95,909	16,968	16,949	1,620	13,966	54,352	—	300,248
Total Leases and other	100,484	95,909	16,968	16,949	2,230	15,072	54,352	—	301,964
Total loans	$3,930,419	$5,252,010	$4,042,524	$2,032,891	$846,589	$711,630	$6,345,327	$11,094	$23,172,484

Accrued interest on loans totaled $125.7 million and $119.6 million as of December 31, 2024 and 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,294,574	$1,339,370	$910,591	$668,187	$291,733	$130,832	$4,725,721	$20,356	$10,381,364
Special Mention	2,044	4,145	6,075	5,949	639	—	48,897	—	67,749
Substandard	23,044	20,101	58,659	14,444	822	4,240	141,289	—	262,599
Doubtful	195	—	—	—	—	—	—	—	195
Total Equipment/Accounts Receivable/Inventory	$2,319,857	$1,363,616	$975,325	$688,580	$293,194	$135,072	$4,915,907	$20,356	$10,711,907
Agriculture
Pass	$5,214	$5,613	$3,465	$2,208	$356	$97	$153,585	$—	$170,538
Special Mention	—	137	89	—	—	—	1,068	—	1,294
Substandard	4,643	—	—	—	—	—	1,893	—	6,536
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$9,857	$5,750	$3,554	$2,208	$356	$97	$156,546	$—	$178,368

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$1,767,383	$1,462,714	$1,115,205	$411,441	$194,181	$94,606	$4,473,085	$6,243	$9,524,858
Special Mention	3,000	17,857	5,186	214	—	—	39,059	—	65,316
Substandard	15,708	6,038	3,341	621	8,646	2,524	103,728	93	140,699
Doubtful	1,210	—	—	—	—	—	—	—	1,210
Total Equipment/Accounts Receivable/Inventory	$1,787,301	$1,486,609	$1,123,732	$412,276	$202,827	$97,130	$4,615,872	$6,336	$9,732,083
Agriculture
Pass	$13,934	$5,122	$3,785	$839	$477	$239	$159,565	$—	$183,961
Special Mention	—	66	—	—	—	—	1,236	—	1,302
Substandard	—	652	—	81	—	—	8,372	—	9,105
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$13,934	$5,840	$3,785	$920	$477	$239	$169,173	$—	$194,368

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of December 31, 2024 and 2023 (in thousands):

	Asset-based lending
Risk	December 31, 2024	December 31, 2023
In-margin	$469,194	$498,786
Out-of-margin	—	—
Total	$469,194	$498,786

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$316,858	$276,546	$590,337	$442,768	$289,219	$267,944	$4,948	$25,266	$2,213,886
Special Mention	31,213	—	1,512	—	467	—	—	—	33,192
Substandard	4,446	503	1,631	37	4,113	7,263	—	—	17,993
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$352,517	$277,049	$593,480	$442,805	$293,799	$275,207	$4,948	$25,266	$2,265,071
Non-owner-occupied
Pass	$784,434	$514,745	$981,769	$727,365	$404,362	$324,310	$32,312	$—	$3,769,297
Special Mention	—	13,028	25,000	—	—	—	—	—	38,028
Substandard	—	—	—	—	—	529	—	—	529
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$784,434	$527,773	$1,006,769	$727,365	$404,362	$324,839	$32,312	$—	$3,807,854
Farmland
Pass	$36,771	$45,055	$45,131	$36,127	$182,769	$14,209	$106,468	$3	$466,533
Special Mention	982	—	13,023	—	—	2,324	1,000	—	17,329
Substandard	16,903	2,302	—	—	993	6,483	—	—	26,681
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$54,656	$47,357	$58,154	$36,127	$183,762	$23,016	$107,468	$3	$510,543
5+ Multi-family
Pass	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
1-4 Family construction
Pass	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
General construction
Pass	$493,614	$643,050	$1,221,251	$235,758	$4,049	$504	$74,950	$—	$2,673,176
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,835	1,288	—	—	10	—	—	3,133
Doubtful	109	—	—	—	—	—	—	—	109
Total General construction	$493,723	$644,885	$1,222,539	$235,758	$4,049	$514	$74,950	$—	$2,676,418

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$271,840	$626,119	$485,343	$328,379	$145,975	$214,031	$30,113	$—	$2,101,800
Special Mention	—	1,609	12,911	6,741	4,015	—	729	—	26,005
Substandard	4,444	1,786	766	13	2,549	1,342	—	—	10,900
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$276,284	$629,514	$499,020	$335,133	$152,539	$215,373	$30,842	$—	$2,138,705
Non-owner-occupied
Pass	$531,835	$901,614	$824,434	$449,547	$293,531	$185,679	$36,313	$—	$3,222,953
Special Mention	24,534	—	24,404	—	—	—	—	—	48,938
Substandard	—	—	658	—	—	—	—	—	658
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$556,369	$901,614	$849,496	$449,547	$293,531	$185,679	$36,313	$—	$3,272,549
Farmland
Pass	$48,615	$62,594	$38,806	$195,234	$11,735	$19,168	$89,291	$—	$465,443
Special Mention	2,358	428	—	493	3,627	—	—	—	6,906
Substandard	24,445	8,065	322	23	246	532	—	—	33,633
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$75,418	$71,087	$39,128	$195,750	$15,608	$19,700	$89,291	$—	$505,982
5+ Multi-family
Pass	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$34,714	$27,668	$240,724	$29,840	$16,861	$4,982	$9,274	$—	$364,063
1-4 Family construction
Pass	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$49,327	$51,360	$—	$—	$—	$—	$3,286	$3,394	$107,367
General construction
Pass	$574,401	$1,340,152	$507,276	$4,220	$636	$117	$70,172	$—	$2,496,974
Special Mention	180	—	—	—	—	—	—	—	180
Substandard	—	—	8,013	—	—	13	—	—	8,026
Doubtful	80	—	—	—	—	—	—	—	80
Total General construction	$574,661	$1,340,152	$515,289	$4,220	$636	$130	$70,172	$—	$2,505,260

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$90	$16	$450	$203	$249	$3,780	$390,843	$1,879	$397,510
Non-performing	—	—	—	252	85	1,269	—	605	2,211
Total HELOC	$90	$16	$450	$455	$334	$5,049	$390,843	$2,484	$399,721
First lien: 1-4 family
Performing	$413,060	$358,303	$559,689	$633,749	$496,615	$272,601	$—	$—	$2,734,017
Non-performing	335	2,939	5,328	1,468	143	1,027	—	—	11,240
Total First lien: 1-4 family	$413,395	$361,242	$565,017	$635,217	$496,758	$273,628	$—	$—	$2,745,257
Junior lien: 1-4 family
Performing	$12,516	$9,952	$9,903	$3,978	$2,934	$2,631	$75	$—	$41,989
Non-performing	—	17	101	—	—	45	—	—	163
Total Junior lien: 1-4 family	$12,516	$9,969	$10,004	$3,978	$2,934	$2,676	$75	$—	$42,152

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$150	$579	$—	$466	$82	$3,737	$355,047	$1,308	$361,369
Non-performing	—	71	—	31	—	1,221	58	56	1,437
Total HELOC	$150	$650	$—	$497	$82	$4,958	$355,105	$1,364	$362,806
First lien: 1-4 family
Performing	$418,766	$583,711	$681,921	$548,736	$158,037	$164,315	$2	$—	$2,555,488
Non-performing	546	1,690	87	123	191	882	—	—	3,519
Total First lien: 1-4 family	$419,312	$585,401	$682,008	$548,859	$158,228	$165,197	$2	$—	$2,559,007
Junior lien: 1-4 family
Performing	$12,094	$11,911	$6,861	$3,927	$2,117	$1,722	$85	$—	$38,717
Non-performing	23	32	—	—	—	47	—	—	102
Total Junior lien: 1-4 family	$12,117	$11,943	$6,861	$3,927	$2,117	$1,769	$85	$—	$38,819

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Auto
Performing	$8,567	$7,418	$3,534	$1,920	$673	$283	$—	$—	$22,395
Non-performing	—	11	—	8	—	—	—	—	19
Total Auto	$8,567	$7,429	$3,534	$1,928	$673	$283	$—	$—	$22,414
Other
Performing	$13,037	$2,876	$10,057	$25,659	$342	$796	$17,216	$—	$69,983
Non-performing	13	—	8	—	—	—	—	—	21
Total Other	$13,050	$2,876	$10,065	$25,659	$342	$796	$17,216	$—	$70,004

	December 31, 2023
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2023	2022	2021	2020	2019	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$48	$—	$—	$—	$—	$—	$56,272	$—	$56,320
Auto
Performing	$11,509	$6,013	$3,908	$2,170	$1,088	$158	$—	$—	$24,846
Non-performing	—	—	14	—	—	—	—	—	14
Total Auto	$11,509	$6,013	$3,922	$2,170	$1,088	$158	$—	$—	$24,860
Other
Performing	$4,853	$22,133	$26,125	$574	$365	$1,243	$26,804	$—	$82,097
Non-performing	—	14	—	—	—	—	—	—	14
Total Other	$4,853	$22,147	$26,125	$574	$365	$1,243	$26,804	$—	$82,111

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of December 31, 2024 and 2023 (in thousands):

	Consumer
Risk	December 31, 2024	December 31, 2023
Transactor accounts	$101,688	$74,330
Revolver accounts (by Credit score):
Less than 600	16,297	7,140
600-619	7,893	3,572
620-639	13,174	5,343
640-659	20,798	9,536
660-679	20,897	9,642
680-699	24,121	11,220
700-719	26,180	13,489
720-739	22,418	12,896
740-759	18,965	12,434
760-779	19,609	12,955
780-799	18,058	11,822
800-819	11,443	7,808
820-839	5,745	4,054
840+	1,188	854
Total	$328,474	$197,095

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of December 31, 2024 and 2023 (in thousands):

	Commercial
Risk	December 31, 2024	December 31, 2023
Current	$231,713	$207,520
Past Due	18,579	19,341
Total	$250,292	$226,861

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2024 and 2023 (in thousands):

	Leases		Other
Risk	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Pass	$1,492	$1,716	$179,047	$300,152
Special Mention	—	—	—	—
Substandard	—	—	25	96
Doubtful	—	—	—	—
Total	$1,492	$1,716	$179,072	$300,248

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

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses and is tracked over an economic cycle to capture a ‘through the cycle’ loss history. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in portfolio industry-based segmentation, risk rating and credit score changes, average prepayment rates, changes in environmental conditions, or other relevant factors. For economic forecasts, the Company uses the Moody’s baseline scenario. The Company has developed a dynamic reasonable and supportable forecast period that ranges from one to three years and changes based on economic conditions. The Company’s reasonable and supportable forecast period is one year. After the reasonable and supportable forecast period, the Company reverts to historical losses. The reversion method applied to each portfolio can either be cliff in which the Company reverts immediately to historical losses or straight-line over four quarters.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The ACL also incorporates qualitative factors which represent adjustments to historical credit loss experience for items such as concentrations of credit and results of internal loan review. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods. The Company’s portfolio segmentation consists of Commercial and industrial, Specialty lending, Commercial real estate, Consumer real estate, Consumer, Credit cards, Leases and other, and Held-to-maturity securities. Multiple modeling techniques are used to measure credit losses based on the portfolio.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

The following tables provide a rollforward of the allowance for credit losses by portfolio segment for the year ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$155,658	$—	$45,507	$6,941	$1,089	$7,935	$2,608	$219,738	$3,258	$222,996
Charge-offs	(5,441)	—	(250)	(432)	(1,524)	(20,752)	(4)	(28,403)	—	(28,403)
Recoveries	1,890	4	—	648	241	2,355	3	5,141	—	5,141
Provision	8,805	(4)	32,083	(2,830)	1,160	24,734	(1,335)	62,613	(613)	62,000
Ending balance - ACL	$160,912	$—	$77,340	$4,327	$966	$14,272	$1,272	$259,089	$2,645	$261,734
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088
Provision	(2,009)	(186)	1,281	(47)	7	—	54	(900)	(50)	(950)
Ending balance - ACL on off-balance sheet	$2,083	$—	$1,741	$70	$16	$—	$214	$4,124	$14	$4,138

	Year Ended December 31, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Charge-offs	(5,047)	(762)	(266)	(1,185)	(1,232)	(9,181)	—	(17,673)	—	(17,673)
Recoveries	5,295	1	111	45	211	1,536	—	7,199	—	7,199
Provision	18,673	761	6,292	1,933	1,616	8,714	387	38,376	851	39,227
Ending balance - ACL	$155,658	$—	$45,507	$6,941	$1,089	$7,935	$2,608	$219,738	$3,258	$222,996
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088
Provision	1,914	—	42	(7)	(4)	—	98	2,043	(43)	2,000
Ending balance - ACL on off-balance sheet	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088

	Year Ended December 31, 2022
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$123,732	$1,738	$56,265	$3,921	$845	$6,075	$2,195	$194,771	$1,940	$196,711
Charge-offs	(37,269)	—	(29)	(57)	(800)	(6,150)	—	(44,305)	—	(44,305)
Recoveries	1,550	433	385	131	126	1,812	—	4,437	—	4,437
Provision	48,724	(2,171)	(17,251)	2,153	323	5,129	26	36,933	467	37,400
Ending balance - ACL	$136,737	$—	$39,370	$6,148	$494	$6,866	$2,221	$191,836	$2,407	$194,243
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$1,739	$160	$480	$106	$—	$—	$15	$2,500	$88	$2,588
Provision	439	26	(62)	18	13	—	47	481	19	500
Ending balance - ACL on off-balance sheet	$2,178	$186	$418	$124	$13	$—	$62	$2,981	$107	$3,088

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets, see Note 15 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$4,423	$—	$4,423
Agriculture	—	—	—
Total Commercial and industrial	4,423	—	4,423
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	707	—	707
Non-owner-occupied	—	—	—
Farmland	135	—	135
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	118	—	118
Total Commercial real estate	960	—	960
Consumer real estate:
HELOC	2,211	—	2,211
First lien: 1-4 family	11,240	—	11,240
Junior lien: 1-4 family	163	—	163
Total Consumer real estate	13,614	—	13,614
Consumer:
Revolving line	—	—	—
Auto	19	—	19
Other	21	—	21
Total Consumer	40	—	40
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$19,037	$—	$19,037

	December 31, 2023
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$7,033	$—	$7,033
Agriculture	—	—	—
Total Commercial and industrial	7,033	—	7,033
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	632	—	632
Non-owner-occupied	—	—	—
Farmland	175	—	175
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	93	—	93
Total Commercial real estate	900	—	900
Consumer real estate:
HELOC	1,437	—	1,437
First lien: 1-4 family	3,519	—	3,519
Junior lien: 1-4 family	102	—	102
Total Consumer real estate	5,058	—	5,058
Consumer:
Revolving line	—	—	—
Auto	14	—	14
Other	14	—	14
Total Consumer	28	—	28
Leases and other:
Leases	—	—	—
Other	71	—	71
Total Leases and other	71	—	71
Total loans	$13,090	$—	$13,090

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

For the year ended December 31, 2024, the Company had five modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $1.1 million and a total post-modification balance of $1.1 million. For the year ended December 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of December 31, 2024 and 2023. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the years ended December 31, 2024 and 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2024 and 2023 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2024	Cost	Gains	Losses	Value
U.S. Treasury	$1,331,394	$2,751	$(8,072)	$1,326,073
U.S. Agencies	129,246	126	(325)	129,047
Mortgage-backed	4,945,548	339	(524,957)	4,420,930
State and political subdivisions	1,309,126	487	(91,044)	1,218,569
Corporates	330,739	60	(13,629)	317,170
Collateralized loan obligations	361,623	1,060	(138)	362,545
Total	$8,407,676	$4,823	$(638,165)	$7,774,334

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2023	Cost	Gains	Losses	Value
U.S. Treasury	$1,308,689	$254	$(10,201)	$1,298,742
U.S. Agencies	162,406	252	(2,937)	159,721
Mortgage-backed	4,128,576	949	(508,740)	3,620,785
State and political subdivisions	1,359,744	2,218	(74,987)	1,286,975
Corporates	382,069	—	(30,794)	351,275
Collateralized loan obligations	351,376	811	(1,072)	351,115
Total	$7,692,860	$4,484	$(628,731)	$7,068,613

The following table presents contractual maturity information for securities available for sale at December 31, 2024 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$438,163	$435,414
Due after 1 year through 5 years	1,873,775	1,849,758
Due after 5 years through 10 years	550,573	524,803
Due after 10 years	599,617	543,429
Total	3,462,128	3,353,404
Mortgage-backed securities	4,945,548	4,420,930
Total securities available for sale	$8,407,676	$7,774,334

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the years ended December 31, 2024 and December 31, 2023, there were $19.2 million and $22.2 million, respectively, in proceeds from the sales of securities available for sale. Securities transactions resulted in gross realized gains of $139 thousand for the year ended December 31, 2024. There were $154 thousand of gross realized gains and $2 thousand of gross realized losses for the year ended December 31, 2023.

There were $10.5 billion and $10.1 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2024 and December 31, 2023, respectively.

Accrued interest on securities available for sale totaled $43.1 million and $31.6 million as of December 31, 2024 and 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023 (in thousands):

	Less than 12 months			12 months or more			Total
2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	93	$635,739	$(6,319)	9	$142,518	$(1,753)	102	$778,257	$(8,072)
U.S. Agencies	4	20,858	(46)	5	56,712	(279)	9	77,570	(325)
Mortgage-backed	159	1,293,953	(22,468)	834	3,055,882	(502,489)	993	4,349,835	(524,957)
State and political subdivisions	264	173,006	(2,392)	1,629	953,458	(88,652)	1,893	1,126,464	(91,044)
Corporates	—	—	—	239	315,109	(13,629)	239	315,109	(13,629)
Collateralized loan obligations	7	47,222	(88)	5	30,521	(50)	12	77,743	(138)
Total	527	$2,170,778	$(31,313)	2,721	$4,554,200	$(606,852)	3,248	$6,724,978	$(638,165)

	Less than 12 months			12 months or more			Total
2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$509,946	$(267)	63	$745,573	$(9,934)	71	$1,255,519	$(10,201)
U.S. Agencies	—	—	—	16	116,324	(2,937)	16	116,324	(2,937)
Mortgage-backed	14	19,154	(476)	852	3,526,296	(508,264)	866	3,545,450	(508,740)
State and political subdivisions	388	200,835	(9,202)	1,476	890,545	(65,785)	1,864	1,091,380	(74,987)
Corporates	—	—	—	267	351,275	(30,794)	267	351,275	(30,794)
Collateralized loan obligations	1	4,246	(4)	32	210,872	(1,068)	33	215,118	(1,072)
Total	411	$734,181	$(9,949)	2,706	$5,840,885	$(618,782)	3,117	$6,575,066	$(628,731)

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

As of both December 31, 2024 and 2023, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at December 31, 2024 and 2023, respectively (in thousands):

2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agency	$116,331	$—	$(581)	$115,750	$—	$116,331
Mortgage-backed	2,523,134	—	(418,482)	2,104,652	—	2,523,134
State and political subdivisions	2,739,447	12,035	(222,946)	2,528,536	(2,645)	2,736,802
Total	$5,378,912	$12,035	$(642,009)	$4,748,938	$(2,645)	$5,376,267

2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agency	$123,210	$—	$(2,686)	$120,524	$—	$123,210
Mortgage-backed	2,738,253	18	(356,657)	2,381,614	—	2,738,253
State and political subdivisions	2,830,405	21,021	(170,197)	2,681,229	(3,258)	2,827,147
Total	$5,691,868	$21,039	$(529,540)	$5,183,367	$(3,258)	$5,688,610

The following table presents contractual maturity information for securities held to maturity at December 31, 2024 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$207,151	$206,440
Due after 1 year through 5 years	236,820	231,802
Due after 5 years through 10 years	775,661	732,758
Due after 10 years	1,636,146	1,473,286
Total	2,855,778	2,644,286
Mortgage-backed securities	2,523,134	2,104,652
Total securities held to maturity	$5,378,912	$4,748,938

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during 2024, 2023, or 2022.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $171.3 million and $207.2 million at December 31, 2024 and 2023, respectively.

Accrued interest on securities held to maturity totaled $25.6 million and $27.2 million as of December 31, 2024 and 2023, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance

Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023 (in thousands):

	Less than 12 months			12 months or more			Total
2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	10	$115,750	$(581)	10	$115,750	$(581)
Mortgage-backed	6	3,527	(103)	263	2,101,125	(418,379)	269	2,104,652	(418,482)
State and political subdivisions	47	52,468	(2,030)	1,414	1,972,927	(220,916)	1,461	2,025,395	(222,946)
Total	53	$55,995	$(2,133)	1,687	$4,189,802	$(639,876)	1,740	$4,245,797	$(642,009)

	Less than 12 months			12 months or more			Total
2023	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	11	$120,524	$(2,686)	11	$120,524	$(2,686)
Mortgage-backed	2	1,469	(14)	263	2,377,922	(356,643)	265	2,379,391	(356,657)
State and political subdivisions	146	570,950	(22,557)	1,343	1,612,442	(147,640)	1,489	2,183,392	(170,197)
Total	148	$572,419	$(22,571)	1,617	$4,110,888	$(506,969)	1,765	$4,683,307	$(529,540)

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

The following table shows the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at December 31, 2024 and 2023 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2024	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$424,690	$610,351	$36,628	$21,990	$1,093,659
Utilities	759,798	761,706	99,127	24,509	648	—	1,645,788
Total state and political subdivisions	$759,798	$761,706	$523,817	$634,860	$37,276	$21,990	$2,739,447

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2023	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$—	$7,704	$464,349	$641,743	$30,734	$15,326	$2,649	$1,162,505
Utilities	757,381	795,448	87,736	26,720	615	—	—	1,667,900
Total state and political subdivisions	$757,381	$803,152	$552,085	$668,463	$31,349	$15,326	$2,649	$2,830,405

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

All held-to-maturity securities were current and not past due at December 31, 2024 and 2023.

Trading Securities

The were no net unrealized gains or losses on trading securities as of December 31, 2024. The net unrealized gain on trading securities was $272 thousand and the net unrealized loss on trading securities was $26 thousand as of December 31, 2023 and 2022, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Consolidated Statements of Income. Securities sold not yet purchased totaled $7.1 million and $8.0 million at December 31, 2024 and 2023, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
FRB and FHLB stock	$42,672	$87,672
Equity securities with readily determinable fair values	11,596	11,228
Equity securities without readily determinable fair values	416,750	394,035
Total	$471,018	$492,935

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

The table below presents the changes in equity securities without readily determinable fair values for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance – beginning of year	$394,035	$297,504
Purchases of securities	91,169	109,487
Observable upward price adjustments	15,467	2,514
Observable downward price adjustments	(5,153)	(1,250)
Sales of securities and other activity	(78,768)	(14,220)
Balance – end of year	$416,750	$394,035

Investment Securities Gains, Net

The following table presents the components of Investment securities gains (losses), net for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Investment securities gains (losses), net
Available-for-sale debt securities:
Gains realized on sales	$139	$154	$—
Losses realized on sales	—	(2)	—
Impairment on AFS security	—	(4,925)	—
Equity securities with readily determinable fair values:
Fair value adjustments, net	12	168	(8,073)
Equity securities without readily determinable fair values:
Fair value adjustments, net	(1,733)	1,334	355
Sales	12,302	132	66,162
Total investment securities gains (losses), net	$10,720	$(3,139)	$58,444

During 2022, the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $66.2 million. Prior to the sale, the Visa Inc. Class B shares had no carrying value on the Company’s Consolidated Balance Sheets as the Company had no historical cost basis in the shares.

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $545.0 million and $240.3 million at December 31, 2024 and 2023, respectively. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2024 and 2023, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2024	2023
Balance – beginning of year	$508,507	$362,853
New loans	62,805	177,354
Repayments	(101,579)	(27,271)
Reduction due to change in reportable loans	(91)	(4,429)
Balance – end of year	$469,642	$508,507

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2024 and December 31, 2023 by operating segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2024	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2024	$63,113	$76,492	$67,780	$207,385

Balances as of January 1, 2023	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2023	$63,113	$76,492	$67,780	$207,385

Following are the intangible assets that continue to be subject to amortization as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$86,800	$89,145
Accumulated amortization	1,600	23,898	25,498
Net carrying amount	$745	$62,902	$63,647

	As of December 31, 2023
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$109,978	$112,323
Accumulated amortization	1,135	40,176	41,311
Net carrying amount	$1,210	$69,802	$71,012

Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $7.7 million, $8.6 million, and $5.0 million, respectively.

The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2025	$7,510
For the year ending December 31, 2026	6,650
For the year ending December 31, 2027	4,678
For the year ending December 31, 2028	4,566
For the year ending December 31, 2029	4,548

8. PREMISES, EQUIPMENT, AND LEASES

Premises and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$40,601	$41,368
Buildings and leasehold improvements	383,021	370,646
Equipment	199,537	194,171
Software	290,070	287,592
Total	913,229	893,777
Accumulated depreciation	(418,517)	(394,892)
Accumulated amortization	(272,939)	(257,185)
Premises and equipment, net	$221,773	$241,700

Premises and equipment depreciation and amortization expenses were $40.8 million in 2024, $46.5 million in 2023, and $46.8 million in 2022.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations. These leases have remaining lease terms that range from less than one year to 23 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to 35 years or more. The exercise of lease renewal options is at the Company’s sole discretion. No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI). For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842 or the date a new lease or amendment was entered into, whichever is later. The Company has made the election not to separate lease and non-lease components for existing real estate leases when determining consideration within the lease contract. All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of December 31, 2024 and 2023, right-of-use assets of $47.6 million and $50.0 million, respectively, were included as part of Other assets on the Company’s Consolidated Balance Sheets. In addition, lease liabilities of $55.1 million and $58.9 million were included as part of Other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023, and 2022, lease expense of $10.5 million, $11.1 million, and $11.9 million, respectively, was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income. For the years ended December 31, 2024, 2023, and 2022, cash payments of $12.2 million, $12.2 million, and $12.9 million, respectively, were made for leases included in the measurement of lease liabilities and are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. For the years ended December 31, 2024 and 2023, leased assets obtained in exchange for new operating lease liabilities were $4.8 million and $5.7 million, respectively. As of December 31, 2024 and 2023, the weighted average remaining lease terms of the Company’s leases were 6.1 years and 6.5 years, respectively, and the weighted average discount rates were 3.36% and 3.17%, respectively.

As of December 31, 2024, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2025	$12,018
2026	11,626
2027	10,567
2028	8,712
2029	7,074
Thereafter	11,386
Total lease payments	61,383
Less: Interest	6,262
Present value of lease liabilities	$55,121

9. BORROWED FUNDS

The components of the Company's long-term debt are as follows (in thousands):

	December 31,
	2024	2023
Short-term debt:
Federal Home Loan Bank 5.04% due 2024	$—	$1,000,000
Federal Reserve Bank Term Funding Program 4.83% due 2024	—	800,000
Total short-term debt	—	1,800,000
Long-term debt:
Trust Preferred Securities:
Marquette Capital Trust I Subordinated Debentures 6.24% due 2036	18,926	18,607
Marquette Capital Trust II Subordinated Debentures 6.24% due 2036	19,429	19,132
Marquette Capital Trust III Subordinated Debentures 6.10% due 2036	7,631	7,517
Marquette Capital Trust IV Subordinated Debentures 6.22% due 2036	30,796	30,356
Subordinated notes 3.70% due 2030, net of issuance costs	199,681	199,232
Subordinated notes 6.25% due 2032, net of issuance costs	108,829	108,403
Total long-term debt	385,292	383,247
Total borrowed funds	$385,292	$2,183,247

The aggregate contractual repayment of long-term debt of $413.1 million is due after December 31, 2029.

The Company assumed long-term debt obligations from the acquisition of Marquette consisting of debt obligations payable to four unconsolidated trusts (Marquette Capital Trust I, Marquette Capital Trust II, Marquette Capital Trust III, and Marquette Capital Trust IV) that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million and $75.6 million as of December 31, 2024 and 2023, respectively. Interest rates on trust preferred securities are tied to the three-month Term SOFR rate with spreads ranging from 133 basis points to 160 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from January 2036 to September 2036.

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.3 million and $0.8 million as of December 31, 2024 and 2023, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.2 million and $1.6 million as of December 31, 2024 and 2023, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

The Company is a member bank of the FHLB of Des Moines and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of December 31, 2024 and December 31, 2023 the Company owned $10.2 million and $55.2 million of FHLB stock, respectively. The Company had no outstanding advances at the FHLB of Des Moines as of December 31, 2024. The Company had one short-term advance of $1.0 billion outstanding at FHLB of Des Moines as of December 31, 2023. Additionally, in both 2024 and 2023, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. The letter of credit outstanding as of December 31, 2024 expired in January 2025 and was subsequently renewed with an expiration date in March 2025. The Company’s borrowing capacity with the FHLB was $1.8 billion as of December 31, 2024.

The Company had no short-term borrowings outstanding with the Federal Reserve Bank's BTFP as of December 31, 2024. As of December 31, 2023, the Company had an $800.0 million short-term borrowing outstanding with the BTFP. The FRB terminated the BTFP during 2024. The Company's remaining borrowing capacity with the Federal Reserve Discount Window was $12.5 billion as of December 31, 2024.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents. The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2024, was $2.5 billion, with accrued interest payable of $1.7 million. The amount outstanding at December 31, 2023, was $2.1 billion, with accrued interest payable of $1.5 million.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$2,123,066	$2,105,512	3.66%
30 to 90 Days	439,400	431,048	4.78
Over 90 Days	2,750	2,750	2.50
Total	$2,565,216	$2,539,310	3.85%

	As of December 31, 2023
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$1,544,906	$1,830,542	4.41%
30 to 90 Days	188,424	186,289	5.67
Over 90 Days	91,140	89,000	5.08
Total	$1,824,470	$2,105,831	4.55%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2024 and 2023, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of December 31, 2024
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$608,836	$—	$—	$608,836
U.S. Agency	1,496,676	431,048	2,750	1,930,474
Total repurchase agreements	$2,105,512	$431,048	$2,750	$2,539,310

	As of December 31, 2023
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$119,528	$—	$43,618	$163,146
U.S. Agency	1,711,014	186,289	45,382	1,942,685
Total repurchase agreements	$1,830,542	$186,289	$89,000	$2,105,831

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the FRB as required by law. During 2024, this amount averaged $3.4 billion, compared to $2.0 billion in 2023.

At December 31, 2024, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively. The Company’s actual ratios at that date were 11.29%, 11.29% and 13.21%, respectively. The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2024, was 8.50%.

As of December 31, 2024, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively. There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

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

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, 2024 and 2023 for the Company and the Bank are as follows (in thousands):

	2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$3,802,257	11.29%	$1,514,987	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	3,835,875	11.47	1,505,357	4.50	2,174,405	6.50
Tier 1 Capital:
UMB Financial Corporation	3,802,257	11.29	2,019,983	6.00	N/A	N/A
UMB Bank, n. a.	3,835,875	11.47	2,007,143	6.00	2,676,191	8.00
Total Capital:
UMB Financial Corporation	4,445,872	13.21	2,693,311	8.00	N/A	N/A
UMB Bank, n. a.	4,094,077	12.24	2,676,191	8.00	3,345,239	10.00
Tier 1 Leverage:
UMB Financial Corporation	3,802,257	8.50	1,789,746	4.00	N/A	N/A
UMB Bank, n. a.	3,835,875	8.52	1,801,784	4.00	2,252,230	5.00

	2023
Common Equity Tier 1 Capital:
UMB Financial Corporation	$3,418,676	10.94%	$1,406,371	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	3,477,634	11.21	1,395,873	4.50	2,016,261	6.50
Tier 1 Capital:
UMB Financial Corporation	3,418,676	10.94	1,875,161	6.00	N/A	N/A
UMB Bank, n. a.	3,477,634	11.21	1,861,164	6.00	2,481,551	8.00
Total Capital:
UMB Financial Corporation	4,014,910	12.85	2,500,215	8.00	N/A	N/A
UMB Bank, n. a.	3,690,378	11.90	2,481,551	8.00	3,101,939	10.00
Tier 1 Leverage:
UMB Financial Corporation	3,418,676	8.49	1,611,076	4.00	N/A	N/A
UMB Bank, n. a.	3,477,634	8.52	1,633,347	4.00	2,041,684	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit-sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company recognized expense related to such contributions of $2.0 million for each of the years ended December 31, 2024, 2023, and 2022.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction, to which the Company makes matching contributions. The Company recognized expense related to matching contributions of $15.2 million, $15.2 million, and $13.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company recognized $21.3 million, $16.2 million, and $20.6 million in expense related to outstanding restricted stock unit grants for the years ended December 31, 2024, 2023 and 2022, respectively. The Company did not recognize any expense related to outstanding restricted stock grants for the years ended December 31, 2024 or 2023. The Company recognized $196 thousand in expense related to outstanding restricted stock grants for the year ended December 31, 2022. The Company had $16.2 million of unrecognized compensation expense related to outstanding restricted stock unit grants at December 31, 2024.

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

At the April 24, 2018 shareholders’ meeting, the shareholders of the Company approved the UMB Financial Corporation Omnibus Incentive Compensation Plan which became effective as of April 24, 2018 and replaced the LTIP plan. No service-based restricted stock grants, performance-based restricted stock grants or non-qualified stock options have been issued under the LTIP since 2018. Total fair value of shares vested during the year ended December 31, 2022 was $2.5 million. There are no restricted stock grants outstanding under the LTIP as of December 31, 2024 or 2023.

The non-qualified stock options issued under the LTIP carry a service requirement and grants issued prior to 2016 vested 50% after three years, 75% after four years and 100% after five years, while grants issued in 2016 through 2018 vested 50% after two years, 75% after three years and 100% after four years.

The table below discloses the information relating to non-qualified option activity in 2024 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2023	97,624	$64.20
Granted	—	—
Canceled	—	—
Expired	(3,934)	59.72
Exercised	(63,476)	64.64
Outstanding - December 31, 2024	30,214	$63.87	1.6	$1,480,036
Exercisable - December 31, 2024	30,214	$63.87	1.6	$1,480,036

There were no options granted during 2024, 2023, or 2022. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022, was $2.3 million, $640 thousand and $1.2 million, respectively. As of December 31, 2024, there was no unrecognized compensation cost related to nonvested options.

Cash received from options exercised under all share-based compensation plans was $4.1 million, $1.9 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The tax benefit realized for stock options exercised was $590 thousand, $1.6 million, and $2.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

At the April 30, 2024 shareholders’ meeting, the shareholders of the Company approved an amendment to the OICP pursuant to which, the aggregate number of shares of the Company’s stock available for issuance under the OICP increased by 1.85 million shares. This increased the number of shares of the Company’s stock reserved for issuance under the OICP from 5.40 million shares to 7.25 million shares.

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

The table below discloses the status of the service-based restricted stock units during 2024:

	Number of Units	Weighted Average Price Per Unit
Service-Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2023	365,110	$88.47
Granted	193,029	79.79
Canceled	(20,485)	85.58
Vested	(170,669)	86.40
Nonvested - December 31, 2024	366,985	$85.03

As of December 31, 2024, there was $13.0 million of unrecognized compensation cost related to the nonvested service-based restricted stock units. The cost is expected to be recognized over a period of 1.6 years.

Total fair value of units vested during the years ended December 31, 2024, 2023, and 2022 was $14.1 million, $9.7 million, and $11.4 million, respectively.

The table below discloses the status of the performance-based restricted stock units during 2024:

	Number of Units	Weighted Average Price Per Unit
Performance-Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2023	145,132	$70.92
Granted	66,306	73.42
Canceled	(6,734)	79.91
Vested	(97,846)	70.92
Performance-based adjustment	48,923	70.92
Nonvested - December 31, 2024	155,781	$71.60

As of December 31, 2024, there was $3.2 million of unrecognized compensation cost related to the nonvested performance-based restricted stock units. The cost is expected to be recognized over a period of 1.8 years. The fair value of units vested during the years ended December 31, 2024, 2023 and 2022 was $8.2 million, $11.1 million, and $7.4 million, respectively.

12. BUSINESS SEGMENT REPORTING

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment). These segments reflect the type of customer served, how products and services are provided, how executive management responsibilities are assigned, and reflect the manner in which financial information is evaluated by the chief operating decision maker (CODM). The Company’s CODM is comprised of a group of senior executive officers led by the Company's chief executive officer, chief administrative officer, chief financial officer, and the Bank's chief executive officer.

Business Segment financial information is produced using an internal reporting system which is based on a series of management estimates for funds transfer pricing (FTP), and allocations of noninterest expense and income taxes. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company’s broader funding profile. These estimates and allocations are periodically reviewed and refined. The CODM uses the Business Segment net income in deciding how to allocate resources and assess performance for individual Business Segments, including evaluating the cost or opportunity value of funds within each Business Segment and identifying areas of focus for organic growth or acquisition. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2024. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Segment financial results were as follows (in thousands):

	Year Ended December 31, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$665,587	$199,821	$135,484	$1,000,892
Provision for credit losses	50,155	2,781	8,114	61,050
Noninterest income	130,187	398,306	99,624	628,117

Salaries and employee benefits	110,719	168,669	93,326	372,714
Processing fees	9,117	30,611	13,186	52,914
Bankcard	9,158	23,658	10,873	43,689
Amortization of other intangible assets	—	7,182	524	7,706
Allocated technology, service, overhead	192,706	137,180	116,749	446,635
Other segment items*	34,436	41,023	27,569	103,028
Noninterest expense	356,136	408,323	262,227	1,026,686
Income (loss) before taxes	389,483	187,023	(35,233)	541,273
Income tax expense (benefit)	71,248	33,126	(4,344)	100,030
Net income (loss)	$318,235	$153,897	$(30,889)	$441,243
Average assets	$21,539,000	$14,578,000	$7,073,000	$43,190,000

	Year Ended December 31, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$598,371	$192,765	$128,980	$920,116
Provision for credit losses	33,184	1,406	6,637	41,227
Noninterest income	97,614	347,933	96,306	541,853

Salaries and employee benefits	103,674	150,689	88,115	342,478
Processing fees	7,539	24,511	12,754	44,804
Bankcard	7,581	15,043	9,889	32,513
Amortization of other intangible assets	—	7,927	659	8,586
Allocated technology, service, overhead	213,514	148,257	110,332	472,103
Other segment items*	33,548	36,343	28,765	98,656
Noninterest expense	365,856	382,770	250,514	999,140
Income (loss) before taxes	296,945	156,522	(31,865)	421,602
Income tax expense (benefit)	47,874	26,664	(2,960)	71,578
Net income (loss)	$249,071	$129,858	$(28,905)	$350,024
Average assets	$20,676,000	$12,504,000	$6,550,000	$39,730,000

	Year Ended December 31, 2022
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$596,031	$159,679	$158,087	$913,797
Provision for credit losses	32,851	495	4,554	37,900
Noninterest income	122,614	323,794	107,825	554,233

Salaries and employee benefits	100,872	131,286	86,265	318,423
Processing fees	5,221	21,870	12,384	39,475
Bankcard	6,373	11,102	8,658	26,133
Amortization of other intangible assets	—	4,350	687	5,037
Allocated technology, service, overhead	186,766	126,910	111,348	425,024
Other segment items*	33,680	25,458	24,889	84,027
Noninterest expense	332,912	320,976	244,231	898,119
Income before taxes	352,882	162,002	17,127	532,011
Income tax expense	66,651	31,849	1,829	100,329
Net income	$286,231	$130,153	$15,298	$431,682
Average assets	$17,489,000	$13,100,000	$6,990,000	$37,579,000

*Other segment items include occupancy, equipment, supplies and services, marketing and business development costs, legal and consulting, and regulatory fees.

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the years ended December 31, 2024, 2023 and 2022, the Company also has approximately $39.4 million, $39.7 million, and $34.5 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of December 31, 2024 or 2023. Total receivables from revenue recognized under the scope of ASC 606 were $100.2 million and $86.6 million as of December 31, 2024 and December 31, 2023, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three years ended December 31, 2024, 2023, and 2022. As stated in Note 12, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2024 and previously reported results have been reclassified in this filing to conform to the current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$232,239	$58,332	$—	$290,571
Trading and investment banking	—	1,131	—	23,095	24,226
Service charges on deposit accounts	42,309	36,665	5,425	113	84,512
Insurance fees and commissions	—	—	1,257	—	1,257
Brokerage fees	267	53,532	7,765	—	61,564
Bankcard fees	72,530	33,154	21,395	(39,282)	87,797
Investment securities gains, net	—	—	—	10,720	10,720
Other	2,008	3,014	2,639	59,809	67,470
Total noninterest income	$117,114	$359,735	$96,813	$54,455	$628,117

	Year Ended December 31, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$203,887	$53,313	$—	$257,200
Trading and investment banking	—	298	—	19,332	19,630
Service charges on deposit accounts	38,358	40,578	5,918	96	84,950
Insurance fees and commissions	—	—	1,009	—	1,009
Brokerage fees	374	46,395	7,350	—	54,119
Bankcard fees	65,302	26,153	22,246	(38,982)	74,719
Investment securities losses, net	—	—	—	(3,139)	(3,139)
Other	762	2,835	2,582	47,186	53,365
Total noninterest income	$104,796	$320,146	$92,418	$24,493	$541,853

	Year Ended December 31, 2022
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$183,724	$53,483	$—	$237,207
Trading and investment banking	—	319	—	22,882	23,201
Service charges on deposit accounts	34,399	43,054	7,543	171	85,167
Insurance fees and commissions	—	—	1,338	—	1,338
Brokerage fees	230	35,141	7,648	—	43,019
Bankcard fees	61,939	21,998	23,049	(33,535)	73,451
Investment securities gains, net	—	—	—	58,444	58,444
Other	810	1,812	2,642	27,142	32,406
Total noninterest income	$97,378	$286,048	$95,703	$75,104	$554,233

14. COMMON STOCK AND EARNINGS PER SHARE

The following table summarizes the share transactions for the three years ended December 31, 2024 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance January 1, 2022	55,056,730	(6,625,925)
Purchase of Treasury Stock	—	(341,785)
Sale of Treasury Stock	—	6,487
Issued for stock options and restricted stock	—	223,897
Balance December 31, 2022	55,056,730	(6,737,326)
Purchase of Treasury Stock	—	(94,727)
Sale of Treasury Stock	—	7,782
Issued for stock options and restricted stock	—	321,668
Balance December 31, 2023	55,056,730	(6,502,603)
Purchase of Treasury Stock	—	(93,428)
Sale of Treasury Stock	—	6,330
Issued for stock options and restricted stock	—	347,148
Balance December 31, 2024	55,056,730	(6,242,553)

The Board authorized, at its April 26, 2022 meeting, the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meeting. The Board authorized, at its July 25, 2023 and April 30, 2024 meetings, the repurchase of up to one million shares of the Company’s common stock. The July 2023 Repurchase Authorization terminated on April 30, 2024, and the April 2024 Repurchase Authorization will terminate on April 29, 2025. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all potential common shares that were outstanding during the year.

The shares used in the calculation of basic and diluted earnings per share are shown below:

	For the Years Ended December 31,
	2024	2023	2022
Weighted average basic common shares outstanding	48,747,814	48,503,643	48,340,922
Dilutive effect of stock options and restricted stock	309,142	260,177	406,477
Weighted average diluted common shares outstanding	49,056,956	48,763,820	48,747,399

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to six years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2024 and 2023, was $404.7 million and $407.6 million, respectively. As of December 31, 2024 and 2023, standby letters of credit totaling $26.7 million and $29.7 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. As of December 31, 2024 and 2023, there were no notional amounts outstanding for these contracts. There were no open futures contract positions during the years ended December 31, 2024 or 2023. There was no net futures activity for the years ended December 31, 2024, 2023 or 2022. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2024, contracts to purchase and to sell foreign currency averaged approximately $46.8 million compared to $19.3 million during 2023. The net gains on these foreign exchange contracts for the years ended December 31, 2024, 2023 and 2022 were $6.1 million, $4.2 million and $3.4 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Oklahoma, Nebraska, Arizona, Illinois, and Texas. At December 31, 2024, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contract or Notional Amount December 31,
	2024	2023
Commitments to extend credit for loans (excluding credit card loans)	$12,904,749	$12,831,831
Commitments to extend credit under credit card loans	5,474,758	4,286,604
Commercial letters of credit	311	1,224
Standby letters of credit	404,697	407,574
Forward contracts	55,174	26,471
Spot foreign exchange contracts	50,006	4,830
Commitments to extend credit for securities purchased under agreements to resell	96,000	—

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

The ACL for off-balance sheet credit exposures was $4.1 million and $5.1 million as of December 31, 2024 and 2023, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. A reduction of $950 thousand of provision for off-balance sheet credit exposures was recorded for the year ended December 31, 2024. Provision of $2.0 million and $500 thousand were recorded for off-balance sheet credit exposures for the years ended December 31, 2023 and 2022, respectively. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

16. INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 18.5% in 2024, 17.0% in 2023, and 18.9% in 2022. These percentages are computed by dividing Income tax expense by Income before income taxes.

Income tax expense includes the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax
Federal	$107,697	$81,565	$92,673
State	8,507	10,452	13,964
Total current tax expense	116,204	92,017	106,637
Deferred tax
Federal	(20,072)	(19,438)	(3,998)
State	3,898	(1,001)	(2,310)
Total deferred tax benefit	(16,174)	(20,439)	(6,308)
Total tax expense	$100,030	$71,578	$100,329

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% for income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax expense	$113,667	$88,536	$111,722
Tax-exempt interest income	(20,487)	(20,614)	(20,206)
Tax-exempt life insurance related income	(5,492)	(4,961)	(723)
Meals, entertainment and related expenses	1,703	1,582	854
State and local income taxes, net of federal tax benefits	9,800	7,466	9,207
Equity-based compensation	(505)	(1,377)	(1,921)
Federal tax credits, net of amortization (as applicable)	(8,252)	(5,049)	(3,748)
Other	9,596	5,995	5,144
Total tax expense	$100,030	$71,578	$100,329

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different. The Company is in the examination process with four state tax authorities for various years between tax years 2020 and 2022. The Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net unrealized loss on securities available for sale	$196,594	$202,804
Net unrealized loss on cash flow hedges	5,035	—
Loans, principally due to allowance for credit losses	57,553	47,995
Equity-based compensation	7,067	7,446
Accrued expenses	39,008	35,779
Deferred compensation	19,981	17,918
Miscellaneous	6,048	3,617
Total deferred tax assets before valuation allowance	331,286	315,559
Valuation allowance	(11,106)	(3,286)
Total deferred tax assets	320,180	312,273
Deferred tax liabilities:
Net unrealized gain on fair value hedges	(16,395)	(17,855)
Net unrealized gain on cash flow hedges	—	(4,133)
Land, buildings and equipment	(24,859)	(27,772)
Original issue discount	—	(496)
Prepaid expenses	(7,245)	(6,672)
Partnership investments	(4,190)	(6,059)
Trust preferred securities	(6,439)	(6,673)
Intangibles	(13,776)	(16,843)
Miscellaneous	(3,232)	(3,574)
Total deferred tax liabilities	(76,136)	(90,077)
Net deferred tax asset	$244,044	$222,196

As of December 31, 2024, state net operating loss carryforwards of approximately $2.5 million are included in the miscellaneous deferred tax assets line item above. These deferred tax assets include approximately $70.2 million related to net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Most of these net operating losses expire at various times between 2025 and 2044 and some have an indefinite carryforward. During the year ended December 31, 2024, due to cumulative losses, the Company established a state valuation allowance of $3.8 million, against certain state deferred tax assets. As of December 31, 2024 and 2023, the Company had a valuation allowance of $2.5 million and $1.2 million, respectively, for certain state net operating losses as they are not expected to be realized. In addition, as of December 31, 2024 and 2023, the Company had a valuation allowance of $8.6 million and $2.1 million, respectively, to reduce certain other state deferred tax assets to the amount management believes will be more likely than not realized.

The net deferred tax asset at December 31, 2024 and December 31, 2023 are included in the Other assets line of the Company’s Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2019 in the jurisdictions in which it files.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $8.3 million and $10.9 million at December 31, 2024 and 2023, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $6.5 million and $8.6 million at December 31, 2024 and December 31, 2023, respectively. The unrecognized tax benefits relate to state tax positions that have a corresponding federal tax benefit. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the financial condition, results of operations, or cash flows of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023
Unrecognized tax benefits - opening balance	$10,921	$9,360
Gross increases - tax positions in prior period	—	64
Gross decreases - tax positions in prior period	(3,051)	—
Gross increases - current-period tax positions	1,915	2,807
Lapse of statute of limitations	(1,506)	(1,310)
Unrecognized tax benefits - ending balance	$8,279	$10,921

Investments in Affordable Housing and Renewable Energy

The Company has invested in affordable housing and renewable energy projects sponsored by third parties, commonly referred to as tax equity investments. The primary return on these investments is derived from the realization of federal tax credits and deductions. Tax equity investments are recorded net of accumulated amortization using the proportional amortization method. These investments are included in Other securities on the Consolidated Balance Sheets and totaled $251.0 million and $227.2 million as of December 31, 2024 and 2023, respectively. Unfunded tax equity obligations are included in Other liabilities on the Consolidated Balance Sheets, and totaled $116.5 million and $124.8 million as of December 31, 2024 and 2023, respectively.

The following table summarizes the amortization expense and tax benefit recognized for the Company’s affordable housing projects and other tax credit investments (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Amortization Expense (1)	Tax Benefit Recognized (2)	Amortization Expense (1)	Tax Benefit Recognized (2)	Amortization Expense (1)	Tax Benefit Recognized (2)
Low-income housing tax credit	$16,930	$(21,277)	$12,709	$(15,482)	$9,933	$(12,427)
Historic tax credit	1,471	(1,493)	1,464	(1,714)	1,464	(1,462)
Renewable energy	20,750	(22,318)	—	—	—	—
Total	$39,151	$(45,088)	$14,173	$(17,196)	$11,397	$(13,889)
(1)
The credit programs disclosed above met the conditions to apply the proportional amortization method. The amortization expense is included in Income tax expense in the Consolidated Statements of Income and Amortization of securities premiums, net of discount accretion in the Consolidated Statements of Cash Flows. There were no credit programs that were not eligible for the proportional amortization method.
(2)
The tax benefit recognized primarily reflects the Federal tax credits generated from the investment, which are included in Income tax expense in the Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2024 and 2023. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Fair Value	2024	2023	2024	2023
Interest Rate Products:
Derivatives not designated as hedging instruments	$102,118	$99,574	$107,386	$105,016
Derivatives designated as hedging instruments	132,325	61,922	56	67
Total	$234,443	$161,496	$107,442	$105,083

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both December 31, 2024 and December 31, 2023, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For the years ended December 31, 2024 and 2023 the Company reclassified $6.1 million and $4.7 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $50.4 million net of tax, and $55.0 million net of tax, as of December 31, 2024 and 2023, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2024 and 2023, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both December 31, 2024 and 2023.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of December 31, 2024, the Company had 13 interest rate floors and floor spreads with an aggregate notional amount of $3.0 billion that were designated as cash flow hedges of interest rate risk. As of December 31, 2023, the Company had three interest rate floors and floor spreads with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges of interest rate risk.

In 2020, the Company terminated an interest rate floor designated as a cash flow hedge. As of December 31, 2024 there was no gross unrealized gain on the terminated interest rate floor remaining in AOCI. As of December 31, 2023, the gross unrealized gain on the terminated interest rate floor remaining in AOCI was $2.7 million, or $2.0 million net of tax. The unrealized gain was reclassified into Interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s items. The Company expects to reclassify $0.8 million from AOCI as a reduction to Interest expense and $9.4 million from AOCI as a reduction to Interest income during the next 12 months. As of December 31, 2024, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 11.7 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of December 31, 2024, the Company had 298 interest rate swaps with an aggregate notional amount of $5.5 billion related to this program. As of December 31, 2023, the Company had 258 interest rate swaps with an aggregate notional amount of $4.3 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 related to the Company’s derivative assets and liabilities (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended December 31,
	2024	2023	2022
Interest Rate Products
Derivatives not designated as hedging instruments	$74	$(69)	$423
Total	$74	$(69)	$423
Interest Rate Products
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$—	$904	$72,539
Fair value adjustments on hedged items	—	(902)	(72,047)
Total	$—	$2	$492

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022 related to the Company’s derivative assets and liabilities (in thousands):

	For the Year Ended December 31, 2024
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(44,268)	$(70,323)	$26,055	$539	$3,857	$(3,318)
Interest rate swaps	3,738	3,738	—	1,417	1,417	—
Total	$(40,530)	$(66,585)	$26,055	$1,956	$5,274	$(3,318)

	For the Year Ended December 31, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$14,123	$24,826	$(10,703)	$4,605	$6,948	$(2,343)
Interest rate swaps	892	892	—	1,312	1,312	—
Total	$15,015	$25,718	$(10,703)	$5,917	$8,260	$(2,343)

	For the Year Ended December 31, 2022
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floor	$—	$—	$—	$4,998	$7,248	$(2,250)
Interest rate swaps	12,608	12,608	—	(502)	(502)	—
Total	$12,608	$12,608	$—	$4,496	$6,746	$(2,250)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2024, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurement at December 31, 2024 Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,620	$1,620	$—	$—
U.S. Agencies	8,369	—	8,369	—
Mortgage-backed	—	—	—	—
State and political subdivisions	11,469	—	11,469	—
Corporates	6,935	6,935	—	—
Trading – other	140	140	—	—
Trading securities	28,533	8,695	19,838	—
U.S. Treasury	1,326,073	1,326,073	—	—
U.S. Agencies	129,047	—	129,047	—
Mortgage-backed	4,420,930	—	4,420,930	—
State and political subdivisions	1,218,569	—	1,218,569	—
Corporates	317,170	317,170	—	—
Collateralized loan obligations	362,545	—	362,545	—
Securities available for sale	7,774,334	1,643,243	6,131,091	—
Equity securities with readily determinable fair values	11,596	11,596	—	—
Company-owned life insurance	79,388	—	79,388	—
Bank-owned life insurance	540,452	—	540,452	—
Derivatives	234,443	—	234,443	—
Total	$8,668,746	$1,663,534	$7,005,212	$—
Liabilities
Derivatives	$107,442	$—	$107,442	$—
Securities sold not yet purchased	7,100	—	7,100	—
Total	$114,542	$—	$114,542	$—

	Fair Value Measurement at December 31, 2023 Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$881	$881	$—	$—
U.S. Agencies	—	—	—	—
Mortgage-backed	1,738	—	1,738	—
State and political subdivisions	13,482	—	13,482	—
Corporates	1,974	1,974	—	—
Trading – other	18	18	—	—
Trading securities	18,093	2,873	15,220	—
U.S. Treasury	1,298,742	1,298,742	—	—
U.S. Agencies	159,721	—	159,721	—
Mortgage-backed	3,620,785	—	3,620,785	—
State and political subdivisions	1,286,975	—	1,286,975	—
Corporates	351,275	351,275	—	—
Collateralized loan obligations	351,115	—	351,115	—
Securities available for sale	7,068,613	1,650,017	5,418,596	—
Equity securities with readily determinable fair values	11,228	11,228	—	—
Company-owned life insurance	69,727	—	69,727	—
Bank-owned life insurance	523,960	—	523,960	—
Derivatives	161,496	—	161,496	—
Total	$7,853,117	$1,664,118	$6,188,999	$—
Liabilities
Derivatives	$105,083	$—	$105,083	$—
Securities sold not yet purchased	8,018	—	8,018	—
Total	$113,101	$—	$113,101	$—

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

Assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023 (in thousands):

		Fair Value Measurement at December 31, 2024 Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,405	$—	$—	$2,405	$(256)
Other real estate owned	—	—	—	—	—
Other repossessed assets	26,779	—	—	26,779	—
Total	$29,184	$—	$—	$29,184	$(256)

		Fair Value Measurement at December 31, 2023 Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,796	$—	$—	$2,796	$141
Other real estate owned	1,738	—	—	1,738	66
Total	$4,534	$—	$—	$4,534	$207

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

Other real estate owned and Other repossessed assets Other real estate owned and other repossessed assets consist of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including auto, recreational and marine vehicles. Other real estate owned and other repossessed assets are recorded as held for sale initially at the fair value of the collateral less estimated selling costs. The initial valuation of the foreclosed property is obtained through an appraisal process similar to the process described in the collateral dependent/impaired loans paragraph above. Subsequent to foreclosure, valuations are reviewed quarterly and updated periodically, and the assets may be marked down further, reflecting a new cost basis. Fair value measurements may be based upon appraisals, third-party price opinions, or internally developed pricing methods and those measurements are classified as Level 3.

Fair value disclosures require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The estimated fair value of the Company’s financial instruments at December 31, 2024 and 2023 are as follows (in thousands):

	Fair Value Measurement at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,104,445	$8,559,445	$545,000	$—	$9,104,445
Securities available for sale	7,774,334	1,643,243	6,131,091	—	7,774,334
Securities held to maturity (exclusive of allowance for credit losses)	5,378,912	—	4,748,938	—	4,748,938
Trading securities	28,533	8,695	19,838	—	28,533
Other securities	471,018	11,596	459,422	—	471,018
Loans (exclusive of allowance for credit losses)	25,645,057	—	25,665,211	—	25,665,211
Derivatives	234,443	—	234,443	—	234,443
FINANCIAL LIABILITIES
Demand and savings deposits	41,014,362	41,014,362	—	—	41,014,362
Time deposits	2,127,667	—	2,127,667	—	2,127,667
Other borrowings	2,609,715	70,405	2,539,310	—	2,609,715
Long-term debt	385,292	—	417,217	—	417,217
Derivatives	107,442	—	107,442	—	107,442
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					12,515
Commitments to extend resell agreements					292
Commercial letters of credit					135
Standby letters of credit					4,375

	Fair Value Measurement at December 31, 2023 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,852,347	$5,612,003	$240,344	$—	$5,852,347
Securities available for sale	7,068,613	1,650,017	5,418,596	—	7,068,613
Securities held to maturity (exclusive of allowance for credit losses)	5,691,868	—	5,183,367	—	5,183,367
Trading securities	18,093	2,873	15,220	—	18,093
Other securities	492,935	11,228	481,707	—	492,935
Loans (exclusive of allowance for credit losses)	23,176,904	—	22,969,788	—	22,969,788
Derivatives	161,496	—	161,496	—	161,496
FINANCIAL LIABILITIES
Demand and savings deposits	32,719,268	32,719,268	—	—	32,719,268
Time deposits	3,073,591	—	3,073,591	—	3,073,591
Other borrowings	3,919,644	13,813	3,905,831	—	3,919,644
Long-term debt	383,247	—	413,896	—	413,896
Derivatives	105,083	—	105,083	—	105,083
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					11,523
Commitments to extend resell agreements					208
Commercial letters of credit					138
Standby letters of credit					4,047

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

19. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2024	2023
ASSETS
Investment in subsidiaries:
Banks	$3,462,767	$3,123,373
Non-banks	188,605	173,725
Total investment in subsidiaries	3,651,372	3,297,098
Goodwill on purchased affiliates	5,011	5,011
Cash	123,091	109,352
Investment securities and other	151,094	138,721
Total assets	$3,930,568	$3,550,182
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$385,292	$383,247
Accrued expenses and other	78,735	66,516
Total liabilities	464,027	449,763
Shareholders' equity	3,466,541	3,100,419
Total liabilities and shareholders' equity	$3,930,568	$3,550,182

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2024	2023	2022
INCOME
Dividends and income received from subsidiaries	$108,500	$88,500	$57,000
Service fees from subsidiaries	77,906	66,450	74,472
Other	9,928	13,268	55,988
Total income	196,334	168,218	187,460
EXPENSE
Salaries and employee benefits	75,433	67,015	60,094
Other	59,974	43,418	35,943
Total expense	135,407	110,433	96,037
Income before income taxes and equity in undistributed earnings of subsidiaries	60,927	57,785	91,423
Income tax (benefit) expense	(8,179)	(9,165)	10,958
Income before equity in undistributed earnings of subsidiaries	69,106	66,950	80,465
Equity in undistributed earnings of subsidiaries:
Banks	357,257	291,473	344,567
Non-Banks	14,880	(8,399)	6,650
Net income	$441,243	$350,024	$431,682
Other comprehensive (loss) income	(16,115)	145,800	(829,049)
Comprehensive income (loss)	$425,128	$495,824	$(397,367)

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$441,243	$350,024	$431,682
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(480,637)	(371,574)	(408,217)
Dividends received from subsidiaries	108,500	88,500	57,000
Depreciation and amortization	14	18	12
Amortization of debt issuance costs	876	876	556
Equity based compensation	22,579	18,694	21,491
Changes in other assets and liabilities, net	471	(32,493)	12,522
Net cash provided by operating activities	93,046	54,045	115,046
INVESTING ACTIVITIES
Net capital investment in subsidiaries	2,319	(3,570)	(207,575)
Net (increase) decrease in investment securities	(33)	(30)	40,235
Net cash provided by (used in) investing activities	2,286	(3,600)	(167,340)
FINANCING ACTIVITIES
Cash dividends paid	(77,127)	(74,245)	(72,030)
Proceeds from long-term debt	—	—	110,000
Payment of debt issuance costs	—	—	(2,129)
Payment of common stock issuance costs	(1,413)	—	—
Proceeds from exercise of stock options and sales of treasury stock	4,685	2,461	2,136
Purchases of treasury stock	(7,738)	(8,367)	(31,997)
Net cash (used in) provided by financing activities	(81,593)	(80,151)	5,980
Net increase (decrease) in cash	13,739	(29,706)	(46,314)
Cash and cash equivalents at beginning of period	109,352	139,058	185,372
Cash and cash equivalents at end of period	$123,091	$109,352	$139,058

20. SUBSEQUENT EVENT

On January 31, 2025, the Company acquired all of the outstanding stock of Heartland Financial USA, Inc., a Delaware corporation (HTLF), in an all-stock transaction, issuing a total of 23.6 million shares of the Company’s common stock and 4.6 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A (the Company’s preferred stock). Pursuant to the Agreement and Plan of Merger, dated as of April 28, 2024, (i) HTLF merged with and into the Company, with the Company continuing as the surviving corporation and (ii) one day after the closing date of the acquisition of HTLF by the Company, HTLF’s wholly owned bank subsidiary, a Colorado-chartered non-member bank (HTLF Bank), merged with and into UMB Bank, National Association, the Company’s national bank subsidiary (the Bank), with the Bank continuing as the surviving bank.

Total consideration for the acquisition was $2.9 billion, consisting of the Company’s common stock valued at $2.8 billion (based on the Company’s common stock price of $117.90) and the Company’s preferred stock valued at $115.2 million (based on the Company’s closing preferred stock price of $25.05). Each HTLF common stock share was converted into 0.55 shares of the Company’s common stock. Each HTLF preferred stock share was converted into a share of the Company’s preferred stock. Acquisition-related costs of $15.8 million for the year ending December 31, 2024 were recognized primarily in Legal and consulting expense line of the Company’s Consolidated Statements of Income.

The acquisition of HTLF will be accounted for as a business combination using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of assets acquired and liabilities assumed has not yet been finalized. Any necessary adjustments from preliminary estimates will be finalized within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. Due to the timing of the acquisition, the Company has performed limited valuation procedures, and the valuation of all assets acquired and liabilities assumed is not yet complete.

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

Opinion on Internal Control Over Financial Reporting

We have audited UMB Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2025

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption "Proposal #1: Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2025 (the 2025 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2024.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption "Corporate Governance – Committees of the Board of Directors – Audit Committee" of the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2024.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2024.

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

The Company has adopted an insider trading policy (the Insider Trading Policy) applicable to our officers, directors, employees, certain other persons and entities, as well as activities of the Company, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq listing standards. The foregoing summary of the Insider Trading Policy is not complete and is qualified in its entirety by reference to the Insider Trading Policy attached hereto as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation sections of the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders to information to be included under the caption "Stock Ownership - Principal Shareholders," which will be provided to shareholders within 120 days after December 31, 2024.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2024, under the caption "Stock Ownership – Stock Owned by Directors, Nominees, and Executive Officers."

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Long Term Incentive Plan	30,214	$63.87	None
2018 Omnibus Incentive Compensation Plan	None	None	2,654,281
Equity compensation plans not approved by security holders	None	None	None
Total	30,214	$63.87	2,654,281

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Transactions with Related Persons”, “Corporate Governance – The Board of Directors – Independent Directors” and “Corporate Governance – Committees of the Board of Directors” of the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption "Proposal #3: Ratification of the Corporate Audit Committee’s Engagement of KPMG LLP as UMB’s Independent Public Accounting Firm for 2025” of the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the Three Years Ended December 31, 2024

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2024

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2024

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2024

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

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K:

2.1

Agreement and Plan of Merger, dated as of April 28, 2024, by and among Heartland Financial USA, Inc., UMB Financial Corporation and Blue Sky Merger Sub Inc. (incorporated by reference to Annex A to the joint proxy statement/prospectus forming a part of the registration statement on Form S-4 and filed with the Commission on July 2, 2024).

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2

Amendment of Articles of Incorporation, dated as of January 31, 2025 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated January 31, 2025 and filed with the Commission on February 3, 2025).

3.3	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).
3.4

Certificate of Designation for the UMB Preferred Stock, dated as of January 31, 2025 (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated January 31, 2025 and filed with the Commission on February 3, 2025).

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

4.9

Form of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (incorporated by reference to the Registration Statement on Form 8-A dated January 28, 2025 and filed with the Commission on January 28, 2025).

4.10

Form of Deposit Agreement among UMB Financial Corporation, Computershare Trust Company, N.A., Computershare, Inc. and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.3 of the joint proxy statement/prospectus forming a part of the registration statement on Form S-4 and filed with the Commission on July 2, 2024).

4.11	Form of Depositary Receipt representing Depositary Shares (included in Exhibit 4.10 hereto).
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

10.6

Form of 2016 Stock Option Award Agreement for the UMB Financial Corporation Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2016).

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

10.9

Forward Sale Agreement, dated as of April 28, 2024, between UMB Financial Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 29, 2024 and filed with the Commission on April 29, 2024).

10.10

Additional Forward Sale Agreement, dated as of April 30, 2024, between UMB Financial Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 1, 2024 and filed with the Commission on May 1, 2024).

19.1	Insider Trading Policy filed herewith.

21.1	Subsidiaries of the Registrant filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP filed herewith.
24.1	Power of Attorney filed herewith.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
97.1	Compensation Recovery Policy filed herewith.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document filed herewith.
104	The cover page of our Form 10-K for the year ended December 31, 2024, formatted in iXBRL.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2025.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper
Chairman of the Board,
Chief Executive Officer

/s/ Ram Shankar
Ram Shankar
Chief Financial Officer

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/ Robin C. Beery	Director	/s/ Leroy J. Williams	Director
Robin C. Beery		Leroy J. Williams

/s/ Janine A. Davidson	Director	/s/ Kevin C. Gallagher	Director
Janine A. Davidson		Kevin C. Gallagher

/s/ Greg M. Graves	Director	/s/ Gordon E. Lansford III	Director
Greg M. Graves		Gordon E. Lansford III

/s/ Timothy R. Murphy	Director	/s/ Tamara M. Peterman	Director
Timothy R. Murphy		Tamara M. Peterman

/s/ Kris A. Robbins	Director	/s/ L. Joshua Sosland	Director
Kris A. Robbins		L. Joshua Sosland

/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer		Director
J. Mariner Kemper		Bradley J. Henderson*
Attorney-in-Fact for each director

	Director		Director
Jennifer K. Hopkins*		Margaret Lazo*

	Director		Director
Susan G. Murphy*		John K. Schmidt*

*Directors Henderson, Hopkins, Lazo, Murphy and Schmidt joined the board of UMB Financial Corporation on January 31, 2025.