Form 10-Q
period 2025-03-31
UMB FINANCIAL CORP
filed 2025-05-02
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-38481

UMB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri	43-0903811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1010 Grand Boulevard, Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code): (816) 860-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	UMBF	The NASDAQ Global Select Market
Depositary Shares, each representing a 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A	UMBFP	The NASDAQ Global Select Market

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

As of April 29, 2025, UMB Financial Corporation had 75,918,539 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Loans	$35,936,281	$25,642,301
Allowance for credit losses on loans	(368,922)	(259,089)
Net loans	35,567,359	25,383,212
Loans held for sale	5,099	2,756
Securities:
Available for sale (amortized cost of $11,453,157 and $8,407,676, respectively)	10,895,659	7,774,334
Held to maturity, net of allowance for credit losses of $4,566 and $2,645, respectively (fair value of $5,107,059 and $4,748,938, respectively)	5,712,764	5,376,267
Trading securities	35,461	28,533
Other securities	647,152	471,018
Total securities	17,291,036	13,650,152
Federal funds sold and securities purchased under agreements to resell	636,069	545,000
Interest-bearing due from banks	9,811,867	7,986,270
Cash and due from banks	917,450	573,175
Premises and equipment, net	391,147	221,773
Accrued income	308,103	246,095
Goodwill	1,798,451	207,385
Other intangibles, net	557,186	63,647
Other assets	2,063,546	1,530,199
Total assets	$69,347,313	$50,409,664

LIABILITIES
Deposits:
Noninterest-bearing demand	$18,431,854	$13,617,167
Interest-bearing demand and savings	36,898,898	27,397,195
Time deposits under $250,000	1,871,388	969,132
Time deposits of $250,000 or more	1,319,038	1,158,535
Total deposits	58,521,178	43,142,029
Federal funds purchased and repurchase agreements	2,559,983	2,609,715
Long-term debt	654,380	385,292
Accrued expenses and taxes	352,143	368,457
Other liabilities	511,195	437,630
Total liabilities	62,598,879	46,943,123

SHAREHOLDERS' EQUITY
Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred stock, $0.01 par value; 11,500 authorized, issued and outstanding	110,705	—
Common stock, $1.00 par value; 160,000,000 shares authorized; 78,665,809 shares issued, 75,917,456 and 48,814,177 shares outstanding, respectively	78,666	55,057
Capital surplus	3,993,662	1,145,638
Retained earnings	3,224,866	3,174,948
Accumulated other comprehensive loss, net	(492,698)	(573,050)
Treasury stock, 2,748,383 and 6,242,553 shares, at cost, respectively	(166,767)	(336,052)
Total shareholders' equity	6,748,434	3,466,541
Total liabilities and shareholders' equity	$69,347,313	$50,409,664

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME
Loans	$527,404	$385,566
Securities:
Taxable interest	98,296	61,111
Tax-exempt interest	29,963	25,333
Total securities income	128,259	86,444
Federal funds and resell agreements	6,952	3,062
Interest-bearing due from banks	74,985	44,688
Trading securities	370	305
Total interest income	737,970	520,065
INTEREST EXPENSE
Deposits	303,406	223,875
Federal funds and repurchase agreements	25,790	27,662
Other	11,135	29,094
Total interest expense	340,331	280,631
Net interest income	397,639	239,434
Provision for credit losses	86,000	10,000
Net interest income after provision for credit losses	311,639	229,434
NONINTEREST INCOME
Trust and securities processing	79,781	69,478
Trading and investment banking	5,911	5,462
Service charges on deposit accounts	27,457	20,757
Insurance fees and commissions	178	283
Brokerage fees	18,102	13,160
Bankcard fees	26,293	21,968
Investment securities (losses) gains, net	(4,782)	9,371
Other	13,258	18,765
Total noninterest income	166,198	159,244
NONINTEREST EXPENSE
Salaries and employee benefits	221,398	143,006
Occupancy, net	16,069	12,270
Equipment	16,948	16,503
Supplies and services	4,785	3,301
Marketing and business development	7,998	6,025
Processing fees	40,850	27,936
Legal and consulting	28,606	7,894
Bankcard	12,795	10,567
Amortization of other intangible assets	17,482	1,960
Regulatory fees	8,237	19,395
Other	9,619	5,947
Total noninterest expense	384,787	254,804
Income before income taxes	93,050	133,874
Income tax expense	11,717	23,616
NET INCOME	$81,333	$110,258
Less: Preferred dividends	2,013	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$79,320	$110,258

PER SHARE DATA
Net income per common share – basic	$1.22	$2.27
Net income per common share – diluted	1.21	2.25
Dividends	0.40	0.39
Weighted average common shares outstanding – basic	65,063,262	48,663,515
Weighted average common shares outstanding – diluted	65,496,058	48,920,863

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$81,333	$110,258
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	76,235	(41,553)
Less: Reclassification adjustment for net gains included in net income	(390)	(139)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	8,290	8,789
Change in unrealized gains and losses on debt securities	84,135	(32,903)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	22,646	(13,658)
Less: Reclassification adjustment for net gains included in net income	(24)	(3,660)
Change in unrealized gains and losses on derivative hedges	22,622	(17,318)
Other comprehensive income (loss), before tax	106,757	(50,221)
Income tax (expense) benefit	(26,405)	12,618
Other comprehensive income (loss)	80,352	(37,603)
Comprehensive income	$161,685	$72,655

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2024	$—	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419
Total comprehensive income (loss)	—	—	—	110,258	(37,603)	—	72,655
Dividends ($0.39 per share)	—	—	—	(17,976)	—	—	(17,976)
Purchase of treasury stock	—	—	—	—	—	(7,537)	(7,537)
Issuances of equity awards, net of forfeitures	—	—	(10,964)	—	—	11,667	703
Recognition of equity-based compensation	—	—	4,271	—	—	—	4,271
Sale of treasury stock	—	—	70	—	—	60	130
Exercise of stock options	—	—	66	—	—	85	151
Balance – March 31, 2024	$—	$55,057	$1,127,806	$2,903,106	$(594,538)	$(338,615)	$3,152,816

Balance – January 1, 2025	$—	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541
Total comprehensive income	—	—	—	81,333	80,352	—	161,685
Cash dividends declared:
Preferred dividends ($175.00 per share)	—	—	—	(2,013)	—	—	(2,013)
Common dividends ($0.40 per share)	—	—	—	(29,402)	—	—	(29,402)
Purchase of treasury stock	—	—	—	—	—	(15,434)	(15,434)
Issuances of equity awards, net of forfeitures	—	—	(15,595)	—	—	16,395	800
Recognition of equity-based compensation	—	—	32,419	—	—	—	32,419
Sale of treasury stock	—	—	116	—	—	60	176
Exercise of stock options	—	—	126	—	—	179	305
Common stock issuance	—	—	67,056	—	—	168,085	235,141
Stock issuance for acquisition, net of issuance costs	110,705	23,609	2,763,902	—	—	—	2,898,216
Balance – March 31, 2025	$110,705	$78,666	$3,993,662	$3,224,866	$(492,698)	$(166,767)	$6,748,434

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$81,333	$110,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	86,000	10,000
Net (accretion) amortization of premiums and discounts from acquisition	(26,435)	276
Depreciation and amortization	29,366	13,817
Amortization of debt issuance costs	219	219
Deferred income tax expense (benefit)	16,710	(3,037)
Net increase in trading securities and other earning assets	(6,928)	(22,094)
Losses (gains) on investment securities, net	4,782	(9,371)
Losses (gains) on sales of assets	18	(1,846)
Amortization of securities premiums, net of discount accretion	5,126	6,425
Originations of loans held for sale	(18,279)	(17,979)
Gains on sales of loans held for sale, net	(453)	(415)
Proceeds from sales of loans held for sale	16,389	18,399
Equity-based compensation	12,830	4,974
Changes in:
Accrued income	12,271	289
Accrued expenses and taxes	(59,461)	(14,972)
Other assets and liabilities, net	209,533	(38,799)
Net cash provided by operating activities	363,021	56,144
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	115,631	95,031
Purchases	(9,049)	(23,686)
Securities available for sale:
Sales	611,423	19,153
Maturities, calls and principal repayments	386,343	3,104,013
Purchases	(914,361)	(2,630,486)
Equity securities with readily determinable fair values:
Purchases	(291)	(87)
Equity securities without readily determinable fair values:
Sales	40	28,623
Maturities, calls and principal repayments	8,210	1
Purchases	(62,810)	(5,012)
Payment of tax equity investment commitments	(21,871)	(15,765)
Net increase in loans	(481,826)	(359,617)
Net (increase) decrease in fed funds sold and resell agreements	(91,069)	65,069
Net cash activity from acquisitions and divestitures	174,985	(110,789)
Net decrease (increase) in interest-bearing balances due from other financial institutions	956,440	(8,214)
Purchases of premises and equipment	(8,823)	(2,376)
Proceeds from sales of premises and equipment	232	2,535
Net cash provided by investing activities	663,204	158,393

FINANCING ACTIVITIES
Net increase in demand and savings deposits	1,533,318	1,550,733
Net decrease in time deposits	(504,295)	(429,982)
Net (decrease) increase in fed funds purchased and repurchase agreements	(72,365)	105,830
Repayment of long-term debt	(11,055)	—
Cash dividends paid	(30,117)	(19,012)
Payment of common stock issuance costs	(524)	—
Proceeds from exercise of stock options and sales of treasury shares	481	281
Purchases of treasury stock	(15,434)	(7,537)
Common stock issuance	235,141	—
Net cash provided by financing activities	1,135,150	1,200,313
Increase in cash and cash equivalents	2,161,375	1,414,850
Cash and cash equivalents at beginning of period	8,448,691	5,528,258
Cash and cash equivalents at end of period	$10,610,066	$6,943,108

Supplemental disclosures:
Income tax payments	$1,732	$1,328
Total interest payments	326,798	268,768
Noncash disclosures:
Acquisition of tax equity investments	$14,036	$—
Commitment to fund tax equity investments	14,036	—
Transfer of loans to other real estate owned	486	794
Transfer of loans to other repossessed assets	10	—
Issuance of common stock as consideration for HTLF acquisition	2,783,510	—
Issuance of preferred stock as consideration for HTLF acquisition	115,230	—
Stock based compensation as consideration for HTLF acquisition	20,389	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)

1. Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2025. The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on February 27, 2025 (the Form 10-K).

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices. The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri as well as branches and offices primarily in the Midwestern, Southwestern, and Western regions of the United States.

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

Business Combinations

The Company accounts for business combinations using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date.

On January 31, 2025 (Acquisition Date), the Company acquired Heartland Financial USA, Inc. (HTLF) pursuant to an Agreement and Plan of Merger, dated as of April 28, 2024. See Note 13, “Acquisition” for additional information.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2025 and March 31, 2024 (in thousands):

	March 31,
	2025	2024
Due from the FRB	$9,692,616	$6,586,145
Cash and due from banks	917,450	356,963
Cash and cash equivalents at end of period	$10,610,066	$6,943,108

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $119.3 million and $87.0 million at March 31, 2025 and March 31, 2024, respectively.

Acquired Loans

Acquired loans are initially recorded at fair value. The Company’s accounting methods for acquired loans depends on whether or not the loan reflects more than insignificant credit deterioration since origination at the date of acquisition.

Non-Purchased Credit Deteriorated Loans

Non-purchased credit deteriorated (Non-PCD) loans do not reflect more than insignificant credit deterioration since origination at the date of acquisition. These loans are recorded at fair value and an increase to the allowance for credit losses (ACL) is recorded with a corresponding increase to the provision for credit losses at the date of acquisition. The difference between fair value and the unpaid principal balance at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Purchased Credit Deteriorated Loans

Purchased loans that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as purchased credit deteriorated (PCD) loans. PCD loans are recorded at fair value plus the ACL expected at the time of acquisition. Under this method, there is no provision for credit losses on acquisition of PCD loans. The non-credit-related difference between fair value and the unpaid principal balance at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Per Share Data

Basic net income per common share is computed using net income available to common shareholders and the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share is determined using net income available to common shareholders and the weighted average common shares and assumed incremental common shares issued. The following table provides the amounts used in the determination of basic and diluted net income per common share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$81,333	$110,258
Less: Preferred dividends	2,013	—
Net income available to common shareholders	$79,320	$110,258

Weighted average common shares outstanding for basic earnings per share	65,063	48,664
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	433	257
Weighted average common shares for diluted earnings per share	65,496	48,921
Net income per common share – basic	$1.22	$2.27
Net income per common share – diluted	1.21	2.25
Number of antidilutive restricted stock units excluded from diluted earnings per share computation	—	—
Number of antidilutive stock options excluded from diluted earnings per share computation	4,962	—

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

3. New Accounting Pronouncements

Equity-Method Investments In March 2023, the FASB issued ASU No. 2023-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The Company adopted the amended guidance on January 1, 2024, upon which the Company elected to continue the use of the practical expedient under ASC 323-740-35-4 to account for low-income housing tax credit and historic tax credit investments. Under the practical expedient, the cost of a tax equity investment is amortized in proportion to income tax credits only and is recorded on a net basis within income tax expense. The adoption of this amendment did not have any impact on the Consolidated Financial Statements aside from annual disclosures which were included in the Company's Annual Report on Form 10-K.

Segment Reporting In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU requires expanded segment disclosures, including disclosure of significant segment expenses and other segment items on an annual and interim basis. The Company adopted the amended guidance for the annual financial statements in 2024 and the interim disclosure requirements will be effective for interim periods beginning January 1, 2025. The adoption of this amendment did not have any impact on the Consolidated Financial Statements aside from additional disclosures. See Note 8, “Business Segment Reporting” for related disclosures.

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

The loan portfolio is comprised of loans originated by the Company and purchased loans in connection with the Company’s acquisition of HTLF on January 31, 2025. The purchased loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. As of the Acquisition Date, loans from the HTLF acquisition had a fair value of $9.8 billion, net of allowance for credit losses on PCD loans. See Note 13, “Acquisition” for additional information.

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$1,908	$502	$12,585	$14,995	$14,020,467	$14,035,462
Specialty lending	—	—	—	—	542,089	542,089
Commercial real estate	49,886	—	60,980	110,866	15,887,884	15,998,750
Consumer real estate	3,602	—	23,291	26,893	4,162,793	4,189,686
Consumer	417	26	149	592	327,890	328,482
Credit cards	11,048	5,818	3,880	20,746	656,287	677,033
Leases and other	—	—	—	—	164,779	164,779
Total loans	$66,861	$6,346	$100,885	$174,092	$35,762,189	$35,936,281

	December 31, 2024
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$446	$1	$4,423	$4,870	$10,896,632	$10,901,502
Specialty lending	—	—	—	—	469,194	469,194
Commercial real estate	1,013	—	805	1,818	10,129,467	10,131,285
Consumer real estate	553	—	13,614	14,167	3,172,963	3,187,130
Consumer	175	12	40	227	193,633	193,860
Credit cards	9,316	7,589	400	17,305	561,461	578,766
Leases and other	—	—	—	—	180,564	180,564
Total loans	$11,503	$7,602	$19,282	$38,387	$25,603,914	$25,642,301

The Company sold consumer real estate loans with proceeds of $16.4 million and $18.4 million in the secondary market without recourse during the three months ended March 31, 2025 and 2024, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $100.9 million and $19.3 million at March 31, 2025 and December 31, 2024, respectively. Restructured loans totaled $189 thousand and $196 thousand at March 31, 2025 and December 31, 2024, respectively. Loans 90 days past due and still accruing interest amounted to $6.3 million and $7.6 million at March 31, 2025 and December 31, 2024, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2025 and 2024. Nonaccrual loans with no related allowance for credit losses totaled $100.9 million and $19.3 million at March 31, 2025 and December 31, 2024, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$12,585	$12,585
Specialty lending	—	—
Commercial real estate	60,980	60,980
Consumer real estate	23,291	23,291
Consumer	149	149
Credit cards	3,880	3,880
Leases and other	—	—
Total loans	$100,885	$100,885

	December 31, 2024
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$4,423	$4,423
Specialty lending	—	—
Commercial real estate	805	805
Consumer real estate	13,614	13,614
Consumer	40	40
Credit cards	400	400
Leases and other	—	—
Total loans	$19,282	$19,282

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of March 31, 2025 and December 31, 2024, as well as the gross charge-offs by loan class and origination year for the three months ended March 31, 2025 (in thousands):

	March 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$536,240	$2,761,811	$1,687,413	$1,348,636	$790,127	$524,157	$5,924,179	$50,320	$13,622,883
Agriculture	9,842	47,384	31,584	10,848	7,564	5,454	295,525	33	408,234
Overdrafts	—	—	—	—	—	—	4,345	—	4,345
Total Commercial and industrial	546,082	2,809,195	1,718,997	1,359,484	797,691	529,611	6,224,049	50,353	14,035,462
Current period charge-offs	—	7,150	505	3,620	1,478	111	13,132	—	25,996
Specialty lending:
Asset-based lending	10,000	5,730	—	7,257	29,656	28,332	461,114	—	542,089
Total Specialty lending	10,000	5,730	—	7,257	29,656	28,332	461,114	—	542,089
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	143,117	496,496	709,940	1,074,173	914,842	982,250	37,616	—	4,358,434
Non-owner-occupied	458,615	889,732	985,873	1,312,179	997,383	1,067,130	48,010	—	5,758,922
Farmland	15,152	107,113	105,092	166,817	93,950	274,978	131,493	—	894,595
5+ Multi-family	12,328	187,219	107,105	401,991	363,702	118,755	6,275	—	1,197,375
1-4 Family construction	14,308	72,214	7,608	7,432	—	236	—	—	101,798
General construction	173,594	690,960	948,185	1,518,374	245,660	17,520	93,333	—	3,687,626
Total Commercial real estate	817,114	2,443,734	2,863,803	4,480,966	2,615,537	2,460,869	316,727	—	15,998,750
Current period charge-offs	—	—	795	680	849	—	—	—	2,324
Consumer real estate:
HELOC	—	139	1,079	2,301	893	8,313	667,665	1,606	681,996
First lien: 1-4 family	93,534	427,177	402,758	685,222	801,697	947,951	15,303	—	3,373,642
Junior lien: 1-4 family	3,793	37,517	22,672	34,496	20,550	8,442	6,578	—	134,048
Total Consumer real estate	97,327	464,833	426,509	722,019	823,140	964,706	689,546	1,606	4,189,686
Current period charge-offs	—	—	84	91	711	186	157	—	1,229
Consumer:
Revolving line	—	33	10	35	7	601	151,618	722	153,026
Auto	2,435	10,436	15,717	8,828	2,906	1,148	—	—	41,470
Other	2,461	16,412	6,500	14,836	26,535	2,402	64,840	—	133,986
Total Consumer	4,896	26,881	22,227	23,699	29,448	4,151	216,458	722	328,482
Current period charge-offs	—	27	54	105	8	58	490	—	742
Credit cards:
Consumer	—	—	—	—	—	—	310,874	—	310,874
Commercial	—	—	—	—	—	—	366,159	—	366,159
Total Credit cards	—	—	—	—	—	—	677,033	—	677,033
Current period charge-offs	—	—	—	—	—	—	6,676	—	6,676
Leases and other:
Leases	—	—	—	—	—	1,469	—	—	1,469
Other	445	23,448	45,558	47,577	11,839	22,961	11,482	—	163,310
Total Leases and other	445	23,448	45,558	47,577	11,839	24,430	11,482	—	164,779
Current period charge-offs	—	—	—	—		—	—	—	—
Total loans	$1,475,864	$5,773,821	$5,077,094	$6,641,002	$4,307,311	$4,012,099	$8,596,409	$52,681	$35,936,281

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,319,857	$1,363,616	$975,325	$688,580	$293,194	$135,072	$4,915,907	$20,356	$10,711,907
Agriculture	9,857	5,750	3,554	2,208	356	97	156,546	—	178,368
Overdrafts	—	—	—	—	—	—	11,227	—	11,227
Total Commercial and industrial	2,329,714	1,369,366	978,879	690,788	293,550	135,169	5,083,680	20,356	10,901,502
Specialty lending:
Asset-based lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Total Specialty lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Commercial real estate:
Owner-occupied	352,517	277,049	593,480	442,805	293,799	275,207	4,948	25,266	2,265,071
Non-owner-occupied	784,434	527,773	1,006,769	727,365	404,362	324,839	32,312	—	3,807,854
Farmland	54,656	47,357	58,154	36,127	183,762	23,016	107,468	3	510,543
5+ Multi-family	161,767	47,136	302,225	256,032	28,819	18,732	9,202	—	823,913
1-4 Family construction	46,096	1,385	—	—	—	—	5	—	47,486
General construction	493,723	644,885	1,222,539	235,758	4,049	514	74,950	—	2,676,418
Total Commercial real estate	1,893,193	1,545,585	3,183,167	1,698,087	914,791	642,308	228,885	25,269	10,131,285
Consumer real estate:
HELOC	90	16	450	455	334	5,049	390,843	2,484	399,721
First lien: 1-4 family	413,395	361,242	565,017	635,217	496,758	273,628	—	—	2,745,257
Junior lien: 1-4 family	12,516	9,969	10,004	3,978	2,934	2,676	75	—	42,152
Total Consumer real estate	426,001	371,227	575,471	639,650	500,026	281,353	390,918	2,484	3,187,130
Consumer:
Revolving line	35	—	—	—	—	—	101,407	—	101,442
Auto	8,567	7,429	3,534	1,928	673	283	—	—	22,414
Other	13,050	2,876	10,065	25,659	342	796	17,216	—	70,004
Total Consumer	21,652	10,305	13,599	27,587	1,015	1,079	118,623	—	193,860
Credit cards:
Consumer	—	—	—	—	—	—	328,474	—	328,474
Commercial	—	—	—	—	—	—	250,292	—	250,292
Total Credit cards	—	—	—	—	—	—	578,766	—	578,766
Leases and other:
Leases	—	—	—	—	—	1,492	—	—	1,492
Other	31,084	50,273	48,801	13,067	12,780	11,116	11,951	—	179,072
Total Leases and other	31,084	50,273	48,801	13,067	12,780	12,608	11,951	—	180,564
Total loans	$4,707,447	$3,346,756	$4,807,943	$3,099,881	$1,751,554	$1,072,517	$6,808,094	$48,109	$25,642,301

Accrued interest on loans totaled $175.2 million and $125.7 million as of March 31, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$489,140	$2,731,572	$1,625,737	$1,263,974	$759,279	$499,212	$5,663,681	$50,320	$13,082,915
Special Mention	14,990	21,183	53,135	23,353	14,170	11,478	129,124	—	267,433
Substandard	32,029	9,056	8,541	61,309	16,678	13,467	131,374	—	272,454
Doubtful	81	—	—	—	—	—	—	—	81
Total Equipment/Accounts Receivable/Inventory	$536,240	$2,761,811	$1,687,413	$1,348,636	$790,127	$524,157	$5,924,179	$50,320	$13,622,883
Agriculture
Pass	$9,842	$46,277	$30,602	$10,718	$7,523	$4,256	$285,801	$33	$395,052
Special Mention	—	254	982	130	41	—	7,876	—	9,283
Substandard	—	853	—	—	—	1,198	1,848	—	3,899
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$9,842	$47,384	$31,584	$10,848	$7,564	$5,454	$295,525	$33	$408,234

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,294,574	$1,339,370	$910,591	$668,187	$291,733	$130,832	$4,725,721	$20,356	$10,381,364
Special Mention	2,044	4,145	6,075	5,949	639	—	48,897	—	67,749
Substandard	23,044	20,101	58,659	14,444	822	4,240	141,289	—	262,599
Doubtful	195	—	—	—	—	—	—	—	195
Total Equipment/Accounts Receivable/Inventory	$2,319,857	$1,363,616	$975,325	$688,580	$293,194	$135,072	$4,915,907	$20,356	$10,711,907
Agriculture
Pass	$5,214	$5,613	$3,465	$2,208	$356	$97	$153,585	$—	$170,538
Special Mention	—	137	89	—	—	—	1,068	—	1,294
Substandard	4,643	—	—	—	—	—	1,893	—	6,536
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$9,857	$5,750	$3,554	$2,208	$356	$97	$156,546	$—	$178,368

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of March 31, 2025 and December 31, 2024 (in thousands):

	Asset-based lending
Risk	March 31, 2025	December 31, 2024
In-margin	$542,089	$469,194
Out-of-margin	—	—
Total	$542,089	$469,194

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$129,153	$466,446	$669,444	$998,970	$900,465	$909,828	$37,616	$—	$4,111,922
Special Mention	12,979	26,740	5,070	43,759	5,607	47,806	—	—	141,961
Substandard	985	3,310	35,139	31,444	8,770	24,616	—	—	104,264
Doubtful	—	—	287	—	—	—	—	—	287
Total Owner-occupied	$143,117	$496,496	$709,940	$1,074,173	$914,842	$982,250	$37,616	$—	$4,358,434
Non-owner-occupied
Pass	$453,986	$857,021	$958,785	$1,253,217	$973,761	$1,035,473	$48,010	$—	$5,580,253
Special Mention	—	32,711	13,028	37,819	4,461	18,505	—	—	106,524
Substandard	4,629	—	14,060	21,143	19,161	13,152	—	—	72,145
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$458,615	$889,732	$985,873	$1,312,179	$997,383	$1,067,130	$48,010	$—	$5,758,922
Farmland
Pass	$15,152	$89,364	$102,666	$153,176	$93,643	$262,989	$130,463	$—	$847,453
Special Mention	—	964	129	13,641	201	2,858	1,030	—	18,823
Substandard	—	16,785	2,297	—	106	9,131	—	—	28,319
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$15,152	$107,113	$105,092	$166,817	$93,950	$274,978	$131,493	$—	$894,595
5+ Multi-family
Pass	$12,328	$187,219	$72,572	$384,357	$363,702	$117,885	$6,275	$—	$1,144,338
Special Mention	—	—	34,533	—	—	870	—	—	35,403
Substandard	—	—	—	17,634	—	—	—	—	17,634
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$12,328	$187,219	$107,105	$401,991	$363,702	$118,755	$6,275	$—	$1,197,375
1-4 Family construction
Pass	$14,308	$72,214	$7,236	$7,432	$—	$236	$—	$—	$101,426
Special Mention	—	—	372	—	—	—	—	—	372
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$14,308	$72,214	$7,608	$7,432	$—	$236	$—	$—	$101,798
General construction
Pass	$173,594	$676,413	$929,126	$1,460,519	$222,696	$17,385	$86,237	$—	$3,565,970
Special Mention	—	14,441	19,059	50,683	22,955	45	—	—	107,183
Substandard	—	—	—	7,172	9	90	7,096	—	14,367
Doubtful	—	106	—	—	—	—	—	—	106
Total General construction	$173,594	$690,960	$948,185	$1,518,374	$245,660	$17,520	$93,333	$—	$3,687,626

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$316,858	$276,546	$590,337	$442,768	$289,219	$267,944	$4,948	$25,266	$2,213,886
Special Mention	31,213	—	1,512	—	467	—	—	—	33,192
Substandard	4,446	503	1,631	37	4,113	7,263	—	—	17,993
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$352,517	$277,049	$593,480	$442,805	$293,799	$275,207	$4,948	$25,266	$2,265,071
Non-owner-occupied
Pass	$784,434	$514,745	$981,769	$727,365	$404,362	$324,310	$32,312	$—	$3,769,297
Special Mention	—	13,028	25,000	—	—	—	—	—	38,028
Substandard	—	—	—	—	—	529	—	—	529
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$784,434	$527,773	$1,006,769	$727,365	$404,362	$324,839	$32,312	$—	$3,807,854
Farmland
Pass	$36,771	$45,055	$45,131	$36,127	$182,769	$14,209	$106,468	$3	$466,533
Special Mention	982	—	13,023	—	—	2,324	1,000	—	17,329
Substandard	16,903	2,302	—	—	993	6,483	—	—	26,681
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$54,656	$47,357	$58,154	$36,127	$183,762	$23,016	$107,468	$3	$510,543
5+ Multi-family
Pass	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
1-4 Family construction
Pass	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
General construction
Pass	$493,614	$643,050	$1,221,251	$235,758	$4,049	$504	$74,950	$—	$2,673,176
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,835	1,288	—	—	10	—	—	3,133
Doubtful	109	—	—	—	—	—	—	—	109
Total General construction	$493,723	$644,885	$1,222,539	$235,758	$4,049	$514	$74,950	$—	$2,676,418

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$—	$86	$668	$1,345	$376	$6,269	$667,209	$1,118	$677,071
Non-performing	—	53	411	956	517	2,044	456	488	4,925
Total HELOC	$—	$139	$1,079	$2,301	$893	$8,313	$667,665	$1,606	$681,996
First lien: 1-4 family
Performing	$93,165	$426,988	$399,099	$678,903	$798,444	$944,545	$15,303	$—	$3,356,447
Non-performing	369	189	3,659	6,319	3,253	3,406	—	—	17,195
Total First lien: 1-4 family	$93,534	$427,177	$402,758	$685,222	$801,697	$947,951	$15,303	$—	$3,373,642
Junior lien: 1-4 family
Performing	$3,745	$37,517	$22,641	$34,218	$20,459	$8,355	$6,578	$—	$133,513
Non-performing	48	—	31	278	91	87	—	—	535
Total Junior lien: 1-4 family	$3,793	$37,517	$22,672	$34,496	$20,550	$8,442	$6,578	$—	$134,048

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$90	$16	$450	$203	$249	$3,780	$390,843	$1,879	$397,510
Non-performing	—	—	—	252	85	1,269	—	605	2,211
Total HELOC	$90	$16	$450	$455	$334	$5,049	$390,843	$2,484	$399,721
First lien: 1-4 family
Performing	$413,060	$358,303	$559,689	$633,749	$496,615	$272,601	$—	$—	$2,734,017
Non-performing	335	2,939	5,328	1,468	143	1,027	—	—	11,240
Total First lien: 1-4 family	$413,395	$361,242	$565,017	$635,217	$496,758	$273,628	$—	$—	$2,745,257
Junior lien: 1-4 family
Performing	$12,516	$9,952	$9,903	$3,978	$2,934	$2,631	$75	$—	$41,989
Non-performing	—	17	101	—	—	45	—	—	163
Total Junior lien: 1-4 family	$12,516	$9,969	$10,004	$3,978	$2,934	$2,676	$75	$—	$42,152

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$—	$33	$10	$35	$7	$552	$151,609	$722	$152,968
Non-performing	—	—	—	—	—	49	9	—	58
Total Revolving line	$—	$33	$10	$35	$7	$601	$151,618	$722	$153,026
Auto
Performing	$2,435	$10,436	$15,707	$8,815	$2,884	$1,142	$—	$—	$41,419
Non-performing	—	—	10	13	22	6	—	—	51
Total Auto	$2,435	$10,436	$15,717	$8,828	$2,906	$1,148	$—	$—	$41,470
Other
Performing	$2,452	$16,398	$6,493	$14,826	$26,535	$2,402	$64,840	$—	$133,946
Non-performing	9	14	7	10	—	—	—	—	40
Total Other	$2,461	$16,412	$6,500	$14,836	$26,535	$2,402	$64,840	$—	$133,986

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Auto
Performing	$8,567	$7,418	$3,534	$1,920	$673	$283	$—	$—	$22,395
Non-performing	—	11	—	8	—	—	—	—	19
Total Auto	$8,567	$7,429	$3,534	$1,928	$673	$283	$—	$—	$22,414
Other
Performing	$13,037	$2,876	$10,057	$25,659	$342	$796	$17,216	$—	$69,983
Non-performing	13	—	8	—	—	—	—	—	21
Total Other	$13,050	$2,876	$10,065	$25,659	$342	$796	$17,216	$—	$70,004

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

Beginning in the first quarter of 2025, the consumer credit card portfolio is also segmented between current and significantly delinquent loans, with accounts being considered significantly delinquent after 60 days. Current loans are segmented by borrower payment activity as described above. Significantly delinquent loans are tracked by the number of cycles past due.

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

The following tables provide a summary of the amortized cost balance of consumer credit cards by risk rating as of March 31, 2025 and December 31, 2024 (in thousands):

	Consumer
Risk	March 31, 2025	December 31, 2024
Transactor accounts	$93,529	$101,688
Revolver accounts (by credit score):
Less than 600	10,128	16,297
600-619	6,771	7,893
620-639	12,613	13,174
640-659	19,394	20,798
660-679	20,516	20,897
680-699	22,730	24,121
700-719	24,546	26,180
720-739	21,480	22,418
740-759	18,402	18,965
760-779	18,253	19,609
780-799	17,544	18,058
800-819	10,814	11,443
820-839	5,429	5,745
840+	1,120	1,188
Total	$303,269	$328,474

Consumer
Risk	March 31, 2025
61-90 Days	2,360
91-120 Days	1,941
121-150 Days	1,622
151-180 Days	1,682
Total	$7,605

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of March 31, 2025 and December 31, 2024 (in thousands):

	Commercial
Risk	March 31, 2025	December 31, 2024
Current	$341,002	$231,713
Past Due	25,157	18,579
Total	$366,159	$250,292

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2025 and December 31, 2024 (in thousands):

	Leases		Other
Risk	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Pass	$1,469	$1,492	$163,310	$179,047
Special Mention	—	—	—	—
Substandard	—	—	—	25
Doubtful	—	—	—	—
Total	$1,469	$1,492	$163,310	$179,072

Allowance for Credit Losses

The ACL is a valuation account that is deducted from loans’ and held-to-maturity (HTM) securities’ amortized cost bases to present the net amount expected to be collected on the instrument. Loans and HTM securities are charged off against the ACL when management believes the balance has become uncollectible.

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$160,912	$—	$77,340	$4,327	$966	$14,272	$1,272	$259,089	$2,645	$261,734
PCD allowance for credit loss at acquisition	35,143	—	26,764	206	13	—	—	62,126	—	62,126
Charge-offs	(25,996)	—	(2,324)	(1,229)	(742)	(6,676)	—	(36,967)	—	(36,967)
Recoveries	69	—	—	16	119	891	—	1,095	—	1,095
Provision	22,018	—	47,565	1,478	1,132	11,508	(122)	83,579	1,921	85,500
Ending balance - ACL	$192,146	$—	$149,345	$4,798	$1,488	$19,995	$1,150	$368,922	$4,566	$373,488
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,083	$—	$1,741	$70	$16	$—	$214	$4,124	$14	$4,138
Initial allowance for credit loss at acquisition	2,166	—	1,192	63	41	—	114	3,576	7	3,583
Provision	1,226	—	(521)	5	34	—	(233)	511	(11)	500
Ending balance - ACL on off-balance sheet	$5,475	$—	$2,412	$138	$91	$—	$95	$8,211	$10	$8,221

	Three Months Ended March 31, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$155,658	$—	$45,507	$6,941	$1,089	$7,935	$2,608	$219,738	$3,258	$222,996
Charge-offs	(944)	—	(250)	(174)	(408)	(3,701)	—	(5,477)	—	(5,477)
Recoveries	1,252	1	—	606	76	525	—	2,460	—	2,460
Provision	(16,142)	(1)	21,034	(3,974)	(226)	9,798	(1,051)	9,438	562	10,000
Ending balance - ACL	$139,824	$—	$66,291	$3,399	$531	$14,557	$1,557	$226,159	$3,820	$229,979
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088
Provision	—	—	—	—	—	—	—	—	—	—
Ending balance - ACL on off-balance sheet	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$11,298	$—	$11,298
Agriculture	1,287	—	1,287
Total Commercial and industrial	12,585	—	12,585
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	17,558	—	17,558
Non-owner-occupied	34,637	—	34,637
Farmland	2,273	—	2,273
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	6,664	—	6,664
Total Commercial real estate	61,132	—	61,132
Consumer real estate:
HELOC	5,045	—	5,045
First lien: 1-4 family	17,653	—	17,653
Junior lien: 1-4 family	593	—	593
Total Consumer real estate	23,291	—	23,291
Consumer:
Revolving line	58	—	58
Auto	51	—	51
Other	40	—	40
Total Consumer	149	—	149
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$97,157	$—	$97,157

	December 31, 2024
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$4,423	$—	$4,423
Agriculture	—	—	—
Total Commercial and industrial	4,423	—	4,423
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	707	—	707
Non-owner-occupied	—	—	—
Farmland	135	—	135
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	118	—	118
Total Commercial real estate	960	—	960
Consumer real estate:
HELOC	2,211	—	2,211
First lien: 1-4 family	11,240	—	11,240
Junior lien: 1-4 family	163	—	163
Total Consumer real estate	13,614	—	13,614
Consumer:
Revolving line	—	—	—
Auto	19	—	19
Other	21	—	21
Total Consumer	40	—	40
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$19,037	$—	$19,037

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

For the three months ended March 31, 2025, the Company had one modification on residential real estate made to a borrower experiencing financial difficulty with a pre- and post-modification loan balance of $225 thousand. For the three months ended March 31, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of March 31, 2025 and 2024. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three-month period ended March 31, 2025 and March 31, 2024, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,579,100	$8,949	$(2,870)	$1,585,179
U.S. Agencies	107,559	340	(235)	107,664
Mortgage-backed	6,413,094	17,073	(469,240)	5,960,927
State and political subdivisions	2,530,711	14,329	(114,740)	2,430,300
Corporates	308,896	177	(10,612)	298,461
Collateralized loan obligations	513,797	297	(966)	513,128
Total	$11,453,157	$41,165	$(598,663)	$10,895,659

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,331,394	$2,751	$(8,072)	$1,326,073
U.S. Agencies	129,246	126	(325)	129,047
Mortgage-backed	4,945,548	339	(524,957)	4,420,930
State and political subdivisions	1,309,126	487	(91,044)	1,218,569
Corporates	330,739	60	(13,629)	317,170
Collateralized loan obligations	361,623	1,060	(138)	362,545
Total	$8,407,676	$4,823	$(638,165)	$7,774,334

The following table presents contractual maturity information for securities available for sale at March 31, 2025 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$585,355	$583,444
Due after 1 year through 5 years	1,923,362	1,913,941
Due after 5 years through 10 years	710,233	688,994
Due after 10 years	1,821,113	1,748,353
Total	5,040,063	4,934,732
Mortgage-backed securities	6,413,094	5,960,927
Total securities available for sale	$11,453,157	$10,895,659

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2025, related to the acquisition of HTLF, the Company acquired securities available for sale with an Acquisition Date fair value of $3.1 billion.

For the three months ended March 31, 2025 and March 31, 2024, there were $611.4 million and $19.2 million, respectively, in proceeds from the sales of securities available for sale. Securities transactions resulted in gross realized gains of $390 thousand and $139 thousand for the three months ended March 31, 2025 and 2024, respectively.

There were $11.2 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2025 and December 31, 2024, respectively.

Accrued interest on securities available for sale totaled $58.0 million and $43.1 million as of March 31, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024 (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	21	$232,454	$(1,842)	9	$143,757	$(1,028)	30	$376,211	$(2,870)
U.S. Agencies	1	10,000	(220)	1	14,985	(15)	2	24,985	(235)
Mortgage-backed	147	1,202,454	(17,234)	829	3,000,169	(452,006)	976	4,202,623	(469,240)
State and political subdivisions	393	796,861	(23,228)	1,497	897,152	(91,512)	1,890	1,694,013	(114,740)
Corporates	5	6,908	(89)	213	273,382	(10,523)	218	280,290	(10,612)
Collateralized loan obligations	32	265,735	(931)	2	7,983	(35)	34	273,718	(966)
Total	599	$2,514,412	$(43,544)	2,551	$4,337,428	$(555,119)	3,150	$6,851,840	$(598,663)

	Less than 12 months			12 months or more			Total
December 31, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	93	$635,739	$(6,319)	9	$142,518	$(1,753)	102	$778,257	$(8,072)
U.S. Agencies	4	20,858	(46)	5	56,712	(279)	9	77,570	(325)
Mortgage-backed	159	1,293,953	(22,468)	834	3,055,882	(502,489)	993	4,349,835	(524,957)
State and political subdivisions	264	173,006	(2,392)	1,629	953,458	(88,652)	1,893	1,126,464	(91,044)
Corporates	—	—	—	239	315,109	(13,629)	239	315,109	(13,629)
Collateralized loan obligations	7	47,222	(88)	5	30,521	(50)	12	77,743	(138)
Total	527	$2,170,778	$(31,313)	2,721	$4,554,200	$(606,852)	3,248	$6,724,978	$(638,165)

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

As of March 31, 2025 and December 31, 2024, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at March 31, 2025 and December 31, 2024, respectively (in thousands):

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$102,499	$—	$(167)	$102,332	$—	$102,499
Mortgage-backed	2,473,598	—	(373,152)	2,100,446	—	2,473,598
State and political subdivisions	3,141,233	9,112	(246,064)	2,904,281	(4,566)	3,136,667
Total	$5,717,330	$9,112	$(619,383)	$5,107,059	$(4,566)	$5,712,764

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$116,331	$—	$(581)	$115,750	$—	$116,331
Mortgage-backed	2,523,134	—	(418,482)	2,104,652	—	2,523,134
State and political subdivisions	2,739,447	12,035	(222,946)	2,528,536	(2,645)	2,736,802
Total	$5,378,912	$12,035	$(642,009)	$4,748,938	$(2,645)	$5,376,267

The following table presents contractual maturity information for securities held to maturity at March 31, 2025 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$224,519	$224,741
Due after 1 year through 5 years	283,645	277,586
Due after 5 years through 10 years	999,143	953,656
Due after 10 years	1,736,425	1,550,630
Total	3,243,732	3,006,613
Mortgage-backed securities	2,473,598	2,100,446
Total securities held to maturity	$5,717,330	$5,107,059

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2025, related to the acquisition of HTLF, the Company acquired securities held to maturity with an Acquisition Date fair value of $438.9 million.

There were no sales of securities held to maturity during the three months ended March 31, 2025 or 2024.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $163.0 million and $171.3 million at March 31, 2025 and December 31, 2024, respectively.

Accrued interest on securities held to maturity totaled $22.1 million and $25.6 million as March 31, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024, respectively (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	8	$102,332	$(167)	8	$102,332	$(167)
Mortgage-backed	6	3,433	(41)	263	2,097,013	(373,111)	269	2,100,446	(373,152)
State and political subdivisions	100	296,557	(5,325)	1,409	1,914,405	(240,739)	1,509	2,210,962	(246,064)
Total	106	$299,990	$(5,366)	1,680	$4,113,750	$(614,017)	1,786	$4,413,740	$(619,383)

	Less than 12 months			12 months or more			Total
December 31, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	10	$115,750	$(581)	10	$115,750	$(581)
Mortgage-backed	6	3,527	(103)	263	2,101,125	(418,379)	269	2,104,652	(418,482)
State and political subdivisions	47	52,468	(2,030)	1,414	1,972,927	(220,916)	1,461	2,025,395	(222,946)
Total	53	$55,995	$(2,133)	1,687	$4,189,802	$(639,876)	1,740	$4,245,797	$(642,009)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at March 31, 2025 and December 31, 2024 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
March 31, 2025	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$69,506	$52,182	$483,447	$811,507	$54,891	$16,047	$2,284	$1,489,864
Utilities	746,948	755,414	111,746	36,605	656	—	—	1,651,369
Total state and political subdivisions	$816,454	$807,596	$595,193	$848,112	$55,547	$16,047	$2,284	$3,141,233

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2024	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$424,690	$610,351	$36,628	$21,990	$1,093,659
Utilities	759,798	761,706	99,127	24,509	648	—	1,645,788
Total state and political subdivisions	$759,798	$761,706	$523,817	$634,860	$37,276	$21,990	$2,739,447

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

The following table presents the aging of past due held-to-maturity securities at March 31, 2025 (in thousands):

March 31, 2025	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual	Total Past Due	Current	Total
State and political subdivisions:
Competitive	$122	$—	$—	$122	$1,489,742	$1,489,864
Utilities	—	—	—	—	1,651,369	1,651,369
Total state and political subdivisions	$122	$—	$—	$122	$3,141,111	$3,141,233

All held-to-maturity securities were current and not past due at December 31, 2024.

Trading Securities

The net unrealized losses on trading securities were $15 thousand and $40 thousand as of March 31, 2025 and March 31, 2024, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $11.9 million and $7.1 million at March 31, 2025 and December 31, 2024, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
FRB and FHLB stock	$95,190	$42,672
Equity securities with readily determinable fair values	12,032	11,596
Equity securities without readily determinable fair values	539,930	416,750
Total	$647,152	$471,018

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Equity securities without readily determinable fair values include equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves. Unrealized gains or losses on equity securities with and without readily determinable fair values are recognized in the Investment securities (losses) gains, net line of the Company’s Consolidated Statements of Income.

During 2025, related to the acquisition of HTLF, the Company acquired other securities with an acquired fair value of $123.8 million as of the Acquisition Date, including $2.0 million of FRB and FHLB stock and $121.8 million of equity securities without readily determinable fair values.

The table below presents the changes in equity securities without readily determinable fair values for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance – beginning of year	$416,750	$394,035
Acquisition of HTLF	121,769	—
Purchases of securities	24,003	5,012
Observable upward price adjustments	1,022	12,080
Observable downward price adjustments	(6,273)	(2,825)
Sales of securities and other activity	(17,341)	(33,832)
Balance – end of year	$539,930	$374,470

Investment Securities Gains, Net

The following table presents the components of Investment securities (losses) gains, net for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Investment securities (losses) gains, net
Available-for-sale debt securities:
Gains realized on sales	$390	$139
Equity securities with readily determinable fair values:
Fair value adjustments, net	144	(23)
Equity securities without readily determinable fair values:
Fair value adjustments, net	(5,243)	(450)
Sales	(73)	9,705
Total investment securities (losses) gains, net	$(4,782)	$9,371

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2025 and December 31, 2024 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2025	$63,113	$76,492	$67,780	$207,385
Acquisition of HTLF	954,640	—	636,426	1,591,066
Balances as of March 31, 2025	$1,017,753	$76,492	$704,206	$1,798,451

Balances as of January 1, 2024	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2024	$63,113	$76,492	$67,780	$207,385

The following are the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$476,445	$123,721	$600,166
Accumulated amortization	16,055	26,925	42,980
Net carrying amount	$460,390	$96,796	$557,186

	As of December 31, 2024
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$86,800	$89,145
Accumulated amortization	1,600	23,898	25,498
Net carrying amount	$745	$62,902	$63,647

Related to the acquisition of HTLF, the Company recognized $1.6 billion of goodwill, a $474.1 million core deposit intangible asset, wealth customer list of $26.0 million, and purchased credit card relationships of $10.9 million. See Note 13, “Acquisition” for additional information.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2025	2024
Aggregate amortization expense	$17,482	$1,960

The following table discloses the estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2025	$75,786
For the year ending December 31, 2026	92,303
For the year ending December 31, 2027	81,711
For the year ending December 31, 2028	69,642
For the year ending December 31, 2029	60,700

7. Borrowed Funds

The components of the Company’s borrowed funds are as follows (in thousands):

	March 31, 2025	December 31, 2024
Long-term debt:
Trust preferred securities	$216,826	$76,782
Subordinated notes 3.70%, net of issuance costs	188,739	199,681
Subordinated notes 6.25%, net of issuance costs	108,935	108,829
Subordinated notes 2.75%	139,880	—
Total long-term debt	654,380	385,292
Total borrowed funds	$654,380	$385,292

The following table presents details of outstanding trust preferred securities as of March 31, 2025 (in thousands):

	Amount Outstanding	Issuance Date	Interest Rate	Interest Rate as of March 31, 2025	Maturity Date
Marquette Capital Trust I	$19,017	12/28/2005	1.33% over 3-month term SOFR	5.89%	1/7/2036
Marquette Capital Trust II	19,513	12/28/2005	1.33% over 3-month term SOFR	5.89	1/7/2036
Marquette Capital Trust III	7,663	5/30/2006	1.50% over 3-month term SOFR	6.06	6/23/2036
Marquette Capital Trust IV	30,922	6/30/2006	1.60% over 3-month term SOFR	6.16	9/15/2036
Heartland Financial Statutory Trust IV	9,538	3/17/2004	2.75% over 3-month term SOFR	7.31	3/17/2034
Heartland Financial Statutory Trust V	17,141	1/27/2006	1.33% over 3-month term SOFR	5.89	4/7/2036
Heartland Financial Statutory Trust VI	16,660	6/21/2007	1.48% over 3-month term SOFR	6.04	9/15/2037
Heartland Financial Statutory Trust VII	14,577	6/26/2007	1.48% over 3-month term SOFR	6.06	9/1/2037
Morrill Statutory Trust I	9,854	12/19/2002	3.25% over 3-month term SOFR	7.81	12/26/2032
Morrill Statutory Trust II	9,604	12/17/2003	2.85% over 3-month term SOFR	7.41	12/17/2033
Sheboygan Statutory Trust I	7,253	9/17/2003	2.95% over 3-month term SOFR	7.51	9/17/2033
CBNM Capital Trust I	4,803	9/10/2004	3.25% over 3-month term SOFR	7.81	12/15/2034
Citywide Capital Trust III	6,711	12/19/2003	2.80% over 3-month term SOFR	7.35	12/19/2033
Citywide Capital Trust IV	4,618	9/30/2004	2.20% over 3-month term SOFR	6.79	9/30/2034
Citywide Capital Trust V	12,892	5/31/2006	1.54% over 3-month term SOFR	6.10	7/25/2036
OCGI Statutory Trust III	2,993	6/27/2002	3.65% over 3-month term SOFR	8.21	9/30/2032
OCGI Statutory Trust IV	5,586	9/23/2004	2.50% over 3-month term SOFR	7.06	12/15/2034
BVBC Capital Trust II	7,366	4/10/2003	3.25% over 3-month term SOFR	7.80	4/24/2033
BVBC Capital Trust III	10,115	7/29/2005	1.60% over 3-month term SOFR	6.16	9/30/2035
Total trust preferred securities	$216,826

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.2 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank. During the three months ended March 31, 2025, the Company purchased and subsequently retired $11.1 million of its 2020 subordinated notes.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.1 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

As part of the acquisition of HTLF, the Company acquired $150.0 million of 2.75% fixed-to-fixed rate subordinated notes that mature on September 15, 2031. The notes bear interest at the rate of 2.75% per annum, payable semi-annually on each March 15 and September 15. The Company may redeem the notes, in whole or in part, on September 15, 2026, or on any interest payment date thereafter. The subordinated notes had an acquired fair value of $138.8 million as of the Acquisition Date.

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities, as summarized in the table above. These long-term debt obligations had an aggregate contractual balance of $262.9 million and a carrying value of $216.8 million as of March 31, 2025. As of December 31, 2024, the debt obligations related to the four unconsolidated trusts acquired from Marquette had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of March 31, 2025 and December 31, 2024 the Company owned $10.5 million and $10.2 million of FHLB stock, respectively. As of March 31, 2025, the Company had 30 letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $409.2 million and have various maturity dates through July 31, 2025. The Company’s borrowing capacity with the FHLB was $1.6 billion as of March 31, 2025.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2025 and December 31, 2024, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2025
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$299,192	$—	$—	$—	$299,192
U.S. Agencies	1,626,456	40,241	485,979	3,000	2,155,676
Total repurchase agreements	$1,925,648	$40,241	$485,979	$3,000	$2,454,868

	As of December 31, 2024
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$608,836	$—	$—	$608,836
U.S. Agencies	1,496,676	431,048	2,750	1,930,474
Total repurchase agreements	$2,105,512	$431,048	$2,750	$2,539,310

8. Business Segment Reporting

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments, and each, a Business Segment). These segments reflect the type of customer served, how products and services are provided, how executive management responsibilities are assigned, and reflect the manner in which financial information is evaluated by the chief operating decision maker (CODM). The Company’s CODM is comprised of a group of senior executive officers led by the Company’s chief executive officer, chief administrative officer, chief financial officer, and the Bank’s chief executive officer.

Business Segment financial information is produced using an internal reporting system which is based on a series of management estimates for funds transfer pricing (FTP), and allocations of noninterest expense and income taxes. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company’s broader funding profile. These estimates and allocations are periodically reviewed and refined. The CODM uses the Business Segment net income in deciding how to allocate resources and assess performance for individual Business Segments, including evaluating the cost or opportunity value of funds within each Business Segment and identifying areas of focus for organic growth or acquisition. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2025. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three months ended March 31, 2025 and March 31, 2024 were as follows (in thousands):

	Three Months Ended March 31, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$273,916	$61,159	$62,564	$397,639
Provision for credit losses	66,751	435	18,814	86,000
Noninterest income	37,218	103,797	25,183	166,198

Salaries and employee benefits	53,586	47,186	35,999	136,771
Processing fees	3,664	10,649	4,443	18,756
Bankcard	3,173	6,037	3,585	12,795
Amortization of other intangible assets	—	1,786	103	1,889
Allocated technology, service, overhead	101,125	32,245	52,464	185,834
Other segment items*	11,463	9,365	7,914	28,742
Noninterest expense	173,011	107,268	104,508	384,787
Income (loss) before taxes	71,372	57,253	(35,575)	93,050
Income tax expense (benefit)	8,987	7,210	(4,480)	11,717
Net income (loss)	$62,385	$50,043	$(31,095)	$81,333
Average assets	$30,029,000	$18,324,000	$11,624,000	$59,977,000

	Three Months Ended March 31, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$157,982	$49,125	$32,327	$239,434
Provision for credit losses	7,765	234	2,001	10,000
Noninterest income	43,978	91,704	23,562	159,244

Salaries and employee benefits	27,217	39,810	22,176	89,203
Processing fees	2,163	6,836	3,175	12,174
Bankcard	2,681	4,575	3,112	10,368
Amortization of other intangible assets	—	1,829	131	1,960
Allocated technology, service, overhead	54,428	35,354	25,974	115,756
Other segment items*	8,766	9,137	7,440	25,343
Noninterest expense	95,255	97,541	62,008	254,804
Income (loss) before taxes	98,940	43,054	(8,120)	133,874
Income tax expense (benefit)	16,762	7,733	(879)	23,616
Net income (loss)	$82,178	$35,321	$(7,241)	$110,258
Average assets	$21,488,000	$13,589,000	$6,940,000	$42,017,000

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

Trading and investment banking – Trading and investment banking income consists of income earned related to the Company’s trading securities portfolio, including futures hedging, dividends, bond underwriting, and other securities incomes. The vast majority of this revenue is recognized in accordance with ASC 320, Investments–Debt Securities, and ASC 321, Investments–Equity Securities, and is out of the scope of ASC 606. A portion of trading and investment banking represents fees earned for management fees, commissions, and underwriting of corporate bond issuances. The performance obligations related to these fees include reviewing the credit worthiness of the customer, ensuring appropriate regulatory approval and participating in due diligence. The fees are fixed per the bond prospectus and the performance obligations are satisfied upon registration approval of the bonds by the applicable regulatory agencies. Revenue is recognized at the point in time upon completion of service and when approval is granted by the regulators.

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended March 31, 2025 and March 31, 2024, the Company had $11.8 million and $7.9 million of expense, respectively, recorded within the Bankcard fees line on the Company’s

Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. All material performance obligations are satisfied as of the end of each accounting period.

Investment securities (losses) gains, net – In the regular course of business, the Company recognizes gains and losses on the sale of available-for-sale securities. Additionally, the Company recognizes gains and losses on equity securities with readily determinable fair values and equity securities without readily determinable fair values. These gains and losses are recognized in accordance with ASC 320, Investments–Debt Securities, and ASC 321, Investments–Equity Securities, and are outside of the scope of ASC 606.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2025. Total receivables from revenue recognized under the scope of ASC 606 were $102.1 million and $100.2 million as of March 31, 2025 and December 31, 2024, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three months ended March 31, 2025 and March 31, 2024. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2025 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended March 31, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$479	$61,248	$18,054	$—	$79,781
Trading and investment banking	—	329	—	5,582	5,911
Service charges on deposit accounts	14,581	10,859	1,978	39	27,457
Insurance fees and commissions	—	—	178	—	178
Brokerage fees	67	15,372	2,663	—	18,102
Bankcard fees	24,164	7,242	6,683	(11,796)	26,293
Investment securities losses, net	—	—	—	(4,782)	(4,782)
Other	1,279	682	782	10,515	13,258
Total Noninterest income	$40,570	$95,732	$30,338	$(442)	$166,198

	Three Months Ended March 31, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$55,241	$14,237	$—	$69,478
Trading and investment banking	—	45	—	5,417	5,462
Service charges on deposit accounts	10,351	9,095	1,284	27	20,757
Insurance fees and commissions	—	—	283	—	283
Brokerage fees	68	11,323	1,769	—	13,160
Bankcard fees	18,000	6,705	5,146	(7,883)	21,968
Investment securities gains, net	—	—	—	9,371	9,371
Other	138	799	675	17,153	18,765
Total Noninterest income	$28,557	$83,208	$23,394	$24,085	$159,244

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

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contractual or Notional Amount
	March 31,	December 31,
	2025	2024
Commitments to extend credit for loans (excluding credit card loans)	$16,346,650	$12,904,749
Commitments to extend credit under credit card loans	5,671,954	5,474,758
Commercial letters of credit	8,000	311
Standby letters of credit	387,057	404,697
Forward contracts	59,406	55,174
Spot foreign exchange contracts	16,833	50,006
Commitments to extend credit for securities purchased under agreements to resell	171,000	96,000

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

The ACL for off-balance sheet credit exposures was $8.2 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. As part of the acquisition of HTLF, the Company recorded an ACL of $3.6 million related to acquired off-balance sheet credit exposures. Additionally, provision for off-balance sheet credit exposures of $500 thousand was recorded for the three months ended March 31, 2025. There was no provision for off-balance sheet credit exposures recorded for three months ended March 31, 2024. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2025	2024	2025	2024
Interest Rate Products:
Derivatives not designated as hedging instruments	$141,124	$102,118	$145,823	$107,386
Derivatives designated as hedging instruments	152,879	132,325	139	56
Total	$294,003	$234,443	$145,962	$107,442

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both March 31, 2025 and December 31, 2024, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For the three months ended March 31, 2025 and 2024 the Company reclassified $1.2 million and $2.6 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $49.4 million net of tax, and $50.4 million net of tax, as of March 31, 2025 and December 31, 2024, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2025 and December 31, 2024, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both March 31, 2025 and December 31, 2024.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of both March 31, 2025 and December 31, 2024, the Company had 13 interest rate floors and floor spreads with an aggregate notional amount of $3.0 billion that were designated as cash flow hedges of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $0.7 million from AOCI as a reduction to Interest expense and $8.1 million from AOCI as a reduction to Interest income during the next 12 months. As of March 31, 2025, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 11.5 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of March 31, 2025, the Company had 782 interest rate swaps with an aggregate notional amount of $9.7 billion related to this program. The acquisition of HTLF included 478 interest rate swaps with an aggregate notional amount of $4.2 billion as of the Acquisition Date. As of December 31, 2024, the Company had 298 interest rate swaps with an aggregate notional amount of $5.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Interest Rate Products
Derivatives not designated as hedging instruments	$(90)	$81
Total	$(90)	$81

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	For the Three Months Ended March 31, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$23,735	$45,152	$(21,417)	$(1,395)	$(817)	$(578)
Interest rate swaps	(1,089)	(1,089)	—	243	243	—
Total	$22,646	$44,063	$(21,417)	$(1,152)	$(574)	$(578)

	For the Three Months Ended March 31, 2024
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(15,536)	$(25,056)	$9,520	$703	$1,588	$(885)
Interest rate swaps	1,878	1,878	—	375	375	—
Total	$(13,658)	$(23,178)	$9,520	$1,078	$1,963	$(885)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2025, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $1.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2025, the Company had posted $1.5 million of collateral. If the Company had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at March 31, 2025
Description	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$629	$629	$—	$—
U.S. Agencies	6,980	—	6,980	—
State and political subdivisions	13,228	—	13,228	—
Corporates	12,494	12,494	—	—
Trading – other	2,130	2,130	—	—
Trading securities	35,461	15,253	20,208	—
U.S. Treasury	1,585,179	1,585,179	—	—
U.S. Agencies	107,664	—	107,664	—
Mortgage-backed	5,960,927	—	5,960,927	—
State and political subdivisions	2,430,300	—	2,430,300	—
Corporates	298,461	298,461	—	—
Collateralized loan obligations	513,128	—	513,128	—
Available-for-sale securities	10,895,659	1,883,640	9,012,019	—
Equity securities with readily determinable fair values	12,032	12,032	—	—
Derivatives	294,003	—	294,003	—
Total	$11,237,155	$1,910,925	$9,326,230	$—
Liabilities
Derivatives	$145,962	$—	$145,962	$—
Securities sold not yet purchased	11,925	—	11,925	—
Total	$157,887	$—	$157,887	$—

	Fair Value Measurement at December 31, 2024
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,620	$1,620	$—	$—
U.S. Agencies	8,369	—	8,369	—
State and political subdivisions	11,469	—	11,469	—
Corporates	6,935	6,935	—	—
Trading – other	140	140	—	—
Trading securities	28,533	8,695	19,838	—
U.S. Treasury	1,326,073	1,326,073	—	—
U.S. Agencies	129,047	—	129,047	—
Mortgage-backed	4,420,930	—	4,420,930	—
State and political subdivisions	1,218,569	—	1,218,569	—
Corporates	317,170	317,170	—	—
Collateralized loan obligations	362,545	—	362,545	—
Available for sale securities	7,774,334	1,643,243	6,131,091	—
Equity securities with readily determinable fair values	11,596	11,596	—	—
Derivatives	234,443	—	234,443	—
Total	$8,048,906	$1,663,534	$6,385,372	$—
Liabilities
Derivatives	$107,442	$—	$107,442	$—
Securities sold not yet purchased	7,100	—	7,100	—
Total	$114,542	$—	$114,542	$—

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

Assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at March 31, 2025 Using
Description	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Three Months Ended March 31
Collateral dependent assets	$4,068	$—	$—	$4,068	$(3,073)
Other real estate owned	2,613	—	—	2,613	—
Other repossessed assets	10	—	—	10	—
Total	$6,691	$—	$—	$6,691	$(3,073)

	Fair Value Measurement at December 31, 2024 Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,405	$—	$—	$2,405	$(256)
Other real estate owned	—	—	—	—	—
Other repossessed assets	26,779	—	—	26,779	—
Total	$29,184	$—	$—	$29,184	$(256)

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

The estimated fair value of the Company’s financial instruments at March 31, 2025 and December 31, 2024 are as follows (in thousands):

	Fair Value Measurement at March 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$11,365,386	$10,729,327	$636,059	$—	$11,365,386
Securities available for sale	10,895,659	1,883,640	9,012,019	—	10,895,659
Securities held to maturity (exclusive of allowance for credit losses)	5,717,330	—	4,666,893	440,166	5,107,059
Trading securities	35,461	15,253	20,208	—	35,461
Other securities	647,152	12,032	635,120	—	647,152
Loans (exclusive of allowance for credit losses)	35,941,380	—	35,873,391	—	35,873,391
Derivatives	294,003	—	294,003	—	294,003
FINANCIAL LIABILITIES
Demand and savings deposits	55,330,752	55,330,752	—	—	55,330,752
Time deposits	3,190,426	—	3,191,202	—	3,191,202
Other borrowings	2,559,983	105,115	2,454,868	—	2,559,983
Long-term debt	654,380	—	712,396	—	712,396
Derivatives	145,962	—	145,962	—	145,962
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					3,292
Commitments to extend resell agreements					—
Commercial letters of credit					39
Standby letters of credit					1,050

	Fair Value Measurement at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,104,445	$8,559,445	$545,000	$—	$9,104,445
Securities available for sale	7,774,334	1,643,243	6,131,091	—	7,774,334
Securities held to maturity (exclusive of allowance for credit losses)	5,378,912	—	4,748,938	—	4,748,938
Trading securities	28,533	8,695	19,838	—	28,533
Other securities	471,018	11,596	459,422	—	471,018
Loans (exclusive of allowance for credit losses)	25,645,057	—	25,665,211	—	25,665,211
Derivatives	234,443	—	234,443	—	234,443
FINANCIAL LIABILITIES
Demand and savings deposits	41,014,362	41,014,362	—	—	41,014,362
Time deposits	2,127,667	—	2,127,667	—	2,127,667
Other borrowings	2,609,715	70,405	2,539,310	—	2,609,715
Long-term debt	385,292	—	417,217	—	417,217
Derivatives	107,442	—	107,442	—	107,442
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					12,515
Commitments to extend resell agreements					292
Commercial letters of credit					135
Standby letters of credit					4,375

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity For U.S. Agency and mortgage-backed securities, as well as general obligation bonds in the State and political subdivision portfolio, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Prices are provided by third-party pricing services and are based on observable market inputs. On an annual basis, the Company compares a sample of these prices to other independent sources for the same securities. Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing services. Based on this research, the pricing services may affirm or revise their quoted price. No significant adjustments have been made to the prices provided by the pricing services. The pricing services also provide documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate. For private placement bonds in the State and political subdivision portfolio, fair values are estimated by discounting the future cash flows using current market rates. For bonds acquired as part of the acquisition of HTLF, securities were priced by a third-party using a discounted cash flow method, for which the discount rate is a significant unobservable input.

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

13. Acquisition

On January 31, 2025 (Acquisition Date), the Company acquired all of the outstanding stock of Heartland Financial USA, Inc., a Delaware corporation (HTLF), in an all-stock transaction, issuing a total of 23.6 million shares of the Company’s common stock and 4.6 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A (the Company’s preferred stock). Pursuant to the Agreement and Plan of Merger, dated as of April 28, 2024, (i) HTLF merged with and into the Company, with the Company continuing as the surviving corporation and (ii) one day after the closing date of the acquisition of HTLF by the Company, HTLF’s wholly owned bank subsidiary, a Colorado-chartered non-member bank (HTLF Bank), merged with and into UMB Bank, National Association, the Company’s national bank subsidiary (the Bank), with the Bank continuing as the surviving bank.

Total consideration for the acquisition was $2.9 billion, consisting of the Company’s common stock valued at $2.8 billion (based on the Company’s common stock price of $117.90) and the Company’s preferred stock valued at $115.2 million (based on the Company’s preferred stock price of $25.05). Each HTLF common stock share was converted into 0.55 shares of the Company’s common stock. Each HTLF preferred stock share was converted into a share of the Company’s preferred stock.

The acquisition of HTLF was accounted for as a business combination using the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

The following table summarizes the net assets acquired (at fair value) and consideration transferred for HTLF as of January 31, 2025 (in thousands, except for per share data):

Fair Value January 31, 2025
Assets
Loans, net of allowance for credit losses on loans	$9,757,790
Investment securities	3,678,164
Interest-bearing due from banks	965,003
Cash and due from banks	174,985
Premises and equipment, net	172,730
Identifiable intangible assets	511,021
Other assets	894,319
Total assets acquired	$16,154,012

Liabilities
Noninterest-bearing deposits	$3,761,997
Interest-bearing deposits	10,586,989
Long-term debt	278,018
Other liabilities	198,945
Total liabilities assumed	$14,825,949

Net identifiable assets acquired	$1,328,063
Preliminary goodwill	1,591,066
Net assets acquired	$2,919,129

Consideration
Common stock consideration:
Company's common shares issued	23,609
Purchase price per share of the Company's common stock	$117.90
Fair value of common stock consideration	$2,783,510
Preferred stock consideration	115,230
Stock-based compensation consideration	20,389
Fair value of total consideration transferred	$2,919,129

The amount of goodwill arising from the acquisition reflects the Company’s increased market share and related synergies that are expected to result from combining the operations of UMB and HTLF. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. The Company has approximately $44.0 million of tax-deductible goodwill that arose in previous transactions completed by HTLF which carries over. The remaining goodwill related to the acquisition is not expected to be deductible for tax purposes. Of the $1.6 billion in goodwill arising from the acquisition, $954.6 million was assigned to the Commercial Banking segment and $636.4 million was assigned to the Personal Banking segment. The fair value of the acquired identifiable intangible assets of $511.0 million is comprised of a core deposit intangible of $474.1 million, customer lists of $26.0 million and purchased credit card relationships of $10.9 million.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Loans A valuation of the loans was performed by a third party as of the Acquisition Date to assess the fair value. The fair value of loans was based on a discounted cash flow methodology that considered the loans’ underlying characteristics including account type, remaining terms of loan, annual interest rates or coupon, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposure and remaining balance. Loans were aggregated according to similar characteristics when applying the valuation method.

Investment securities The portion of the investment securities portfolio that was classified as available-for-sale was valued utilizing third-party pricing services for those securities retained and valued using the actual sales prices for those securities that were sold during the first quarter of 2025. The portion of the investment securities portfolio that was classified as held-to-maturity as of the Acquisition Date were priced by a third party using a discounted cash flow methodology similar to the methodology described above for the valuation of loans.

Interest-bearing due from banks and Cash and due from banks The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Core deposit intangible Core deposit intangibles represent the value of relationships with deposit clients and the cost savings derived from available core deposits relative to an alternative funding source. The fair value of the core deposit intangible was estimated using a net cost savings method, a variation of the income approach. This approach considers expected client attrition rates, average life and balance inflation, alternative cost of funds, the interest cost and net maintenance cost associated with the client deposit base, and a discount rate used to discount the future economic benefits of the core deposit intangible asset to present value.

Deposits The fair value for demand and savings deposits is the amount payable on demand at the Acquisition Date. The fair value for time deposits was valued by a third party using a discounted cash flow calculation that applied interest rates currently being offered to the contractual interest rates on such time deposits.

Long-term debt The fair value of long-term debt instruments was valued by a third party based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

At the Acquisition Date, of the $9.8 billion of loans acquired from HTLF, $3.0 billion were accounted for as PCD loans. The following table provides a summary of PCD loans purchased as part of the HTLF acquisition as of the Acquisition Date (in thousands):

January 31, 2025

Principal of PCD loans acquired	$3,237,332
PCD ACL at acquisition	(62,126)
Non-credit discount on PCD loans	(128,684)
Fair value of PCD Loans	$3,046,522

The Company assumed long-term debt obligations with an aggregate balance of $159.8 million and an aggregate fair value of $139.3 million as of the Acquisition Date payable to fifteen unconsolidated trusts that have issued trust preferred securities. The interest rate on the trust preferred securities acquired range from 5.89% to 8.21% and reset quarterly. The acquired trust preferred securities have maturity dates ranging from September 2032 to September 2037.

The Company assumed $150.0 million in aggregate subordinated notes due September 2031. The subordinated notes have a fixed interest rate of 2.75% until September 2031, at which time the interest rate will reset quarterly. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025.

The fair value of the acquired assets and liabilities noted in the table above is preliminary pending receipt of the final valuation for those assets and liabilities. During the preliminary period, which may last up to twelve months subsequent to the Acquisition Date, the Company will continue to review information relating to events and circumstances existing as of the Acquisition Date that could impact the preliminary fair value estimates of the acquired assets and liabilities. The Company expects that some adjustments to the fair value of the acquired assets and liabilities will be recorded after March 31, 2025.

The results of HTLF are included in the results of the Company subsequent to the Acquisition Date. Transaction costs incurred after the Acquisition Date totaled $51.3 million, primarily in Salaries and employee benefits and Legal and consulting in the Consolidated Statements of Income, as well as $62.0 million in Provision expense to establish an ACL on the HTLF loans designated as non-PCD as of the Acquisition Date (Day 1 Provision expense). Additional transaction and integration costs will be expensed in future periods as incurred.

The following unaudited pro forma information combines the historical results of HTLF and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the HTLF acquisition had been completed on January 1, 2024, total revenue would have been approximately $573.1 million and $615.8 million for the three-month periods ended March 31, 2025 and March 31, 2024, respectively. Net income available to common shareholders would have been approximately $167.9 million and $82.3 million, respectively, for the same periods. Basic earnings per share would have been $2.29 and $1.14 for the same periods, respectively.

The pro forma information above reflects adjustments made to exclude the impact of acquisition-related expenses of $53.2 million for the first quarter of 2025 and include such expenses in the first quarter of 2024. Day 1 provision expense of $62.0 million was included in 2024 to reflect the assumption of the acquisition timing noted above. Adjustments also included adjusting net interest income by the estimated net accretion of fair value marks on acquired loans, HTM securities, time deposits and long-term debt of $9.3 million and $35.3 million for the three-month periods ended March 31, 2025 and March 31, 2024, respectively, and adjusting noninterest expense for the estimated net amortization of intangibles and fair value marks on premises and equipment of $7.9 million and $23.8 million for the three-month periods ended March 31, 2025 and March 31, 2024, respectively.

The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired HTLF during the periods presented.

The Company has determined that it is impractical to report the amounts of revenue and earnings of legacy HTLF since the Acquisition Date due to the integration of operations shortly after the Acquisition Date. Accordingly, reliable and separate complete revenue and earnings information is no longer available. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be objectively made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three-month period ended March 31, 2025. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
the Company’s ability to promptly and effectively integrate the merger with HTLF;
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

Overview

On January 31, 2025, UMBF completed its previously announced acquisition of Heartland Financial, USA, Inc. (HTLF). The acquisition added assets with a fair value of approximately $17.9 billion, $9.8 billion of loans, net of the allowance for credit losses, and $14.3 billion of deposits. The combined company retains its #1 deposit market share in Missouri and now ranks in the top 10 in Colorado, New Mexico, Kansas, and Arizona. The impacts of the acquisition are significant drivers in the first quarter results.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The acquisition of HTLF will be integral in improving operational efficiency. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the first quarter of 2025, total revenue increased $165.2 million, or 41.4%, as compared to the first quarter of 2024, while noninterest expense increased $130.0 million, or 51.0%, for the same period. Included in the first quarter noninterest expense is $53.2 million in acquisition-related expense. Revenue is also impacted by accretion and amortization of the fair value adjustments discussed in Note 13, “Acquisition” above. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the first quarter of 2025, the Company had an increase in net interest income of $158.2 million, or 66.1%, from the same period in 2024. The change in net interest income was primarily driven by rate and mix changes related to the HTLF acquisition. The increase in interest income was driven by a $9.0 billion, or 38.3%, increase in average loans, a $3.5 billion, or 106.1%, increase in average interest-bearing due from banks, and a $2.9 billion, or 21.9%, increase in total securities. The funding for these assets was driven primarily by a 43.1% increase in average interest-bearing liabilities, including an increase in average interest-bearing deposits of $13.4 billion compared to the same period in 2024. Net interest margin, on a tax-equivalent basis, increased 48 basis points compared to the same period in 2024, primarily due to cost and mix changes of loan balances and interest-bearing liabilities. Net interest spread increased 72 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy, as well as uncertainty about the impacts of recent tariffs. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $7.0 million, or 4.4%, to $166.2 million for the three months ended March 31, 2025, compared to the same period in 2024. This change is primarily due to HTLF-related fee income from trust income, deposit service charges, and bankcard fees. These are partially offset by investment securities losses and lower company-owned life insurance income. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three-month period ended March 31, 2025, noninterest income represented 29.5% of total revenues, compared to 39.9% for the same period in 2024. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At March 31, 2025, the Company had $6.7 billion in total shareholders’ equity. This is an increase of $3.6 billion, or 114.0%, compared to total shareholders’ equity at March 31, 2024. At March 31, 2025, the Company had a total risk-based capital ratio of 12.54%. The first quarter of 2025 includes the issuance of 23.6 million shares of UMBF common stock, or $2.8 billion and the issuance of 4.6 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A (the Series A Preferred Stock), or $115.2 million, in exchange for all of the outstanding common and preferred stock of HTLF as consideration for the acquisition. The Company also settled the previously announced forward contract which added 3.2 million common shares, or $235.1 million in equity. The Company did not repurchase shares of common stock during the first quarter of 2025, except for shares acquired pursuant to the Company's share-based incentive programs.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2025. The changes identified in the summary are explained in greater detail below. The Company recorded net income available to common shareholders of $79.3 million for the three-month period ended March 31, 2025, compared to $110.3 million for the same period a year earlier. Basic earnings per common share for the first quarter of 2025 was $1.22 per common share ($1.21 per common share fully-diluted) compared to basic earnings per common share of $2.27 per common share ($2.25 per common share fully-diluted) for the first quarter of 2024. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2025 were 0.54% and 5.86%, respectively, compared to 1.06% and 14.11%, respectively, for the three-month period ended March 31, 2024.

Net interest income for the three-month period ended March 31, 2025 increased $158.2 million, or 66.1%, compared to the same period in 2024. For the three-month period ended March 31, 2025, average earning assets increased $15.7 billion, or 39.3%, compared to the same period in 2024. Net interest margin, on a tax-equivalent basis, increased to 2.96% for the three-month period ended March 31, 2025, compared to 2.48% for the same period in 2024.

The provision for credit losses increased by $76.0 million for the three-month period ended March 31, 2025, as compared to the same period in 2024. Provision expense included $62.0 million to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the transaction. See Note 13, “Acquisition” above. Provision expense for both periods is primarily impacted by macro-economic data and portfolio credit metrics. The Company’s nonperforming loans increased $83.1 million to $100.9 million at March 31, 2025, compared to March 31, 2024. This includes $80.8 million in nonperforming loans related to HTLF. The ACL on loans as a percentage of total loans increased to 1.03% as of March 31, 2025, compared to 0.96% at March 31, 2024. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $7.0 million, or 4.4%, for the three-month period ended March 31, 2025, compared to the same period in 2024. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $130.0 million, or 51.0%, for the three-month period ended March 31, 2025, compared to the same period in 2024. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three-month period ended March 31, 2025 increased $158.2 million, or 66.1%, compared to the same period in 2024. This increase is primarily driven by rate and mix changes related to the HTLF acquisition. Margin included $28.6 million of net accretion related to the fair value adjustments discussed in Note 13, “Acquisition” above.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2025 increased 72 basis points as compared to the same period in 2024. Net interest margin for the three months ended March 31, 2025 increased 48 basis points compared to the same period in 2024. The changes are driven by rate and balance sheet mix changes from the acquired HTLF balance sheet. The cost of interest-bearing liabilities decreased 59 basis points from the first quarter of 2024 while the yield on earning assets increased 13 basis points compared to the same period. Earning asset balance increases have been primarily driven by higher average loan, interest-bearing due from bank, and securities balances. These variances have led to an increase in the Company’s net interest income during 2025, as compared to results for the same period in 2024. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.39% for the three-month period ended March 31, 2025, and 5.25% for the same period in 2024.

	Three Months Ended March 31,
	2025		2024
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$32,309,697	6.62%	$23,354,043	6.64%
Securities:
Taxable	11,728,148	3.40	9,264,789	2.65
Tax-exempt	4,121,569	3.68	3,732,122	3.42
Total securities	15,849,717	3.47	12,996,911	2.87
Federal funds and resell agreements	555,805	5.07	206,443	5.97
Interest-bearing due from banks	6,808,680	4.47	3,304,142	5.44
Other earning assets	20,863	7.56	17,893	7.33
Total earning assets	55,544,762	5.44	39,879,432	5.31
Allowance for credit losses	(320,371)		(222,116)
Other assets	4,752,484		2,360,092
Total assets	$59,976,875		$42,017,408
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$36,856,314	3.34%	$23,459,723	3.84%
Federal funds and repurchase agreements	2,692,907	3.88	2,384,754	4.67
Borrowed funds	570,427	7.92	2,183,494	5.36
Total interest-bearing liabilities	40,119,648	3.44	28,027,971	4.03
Noninterest-bearing demand deposits	13,428,205		10,066,409
Other liabilities	861,375		779,510
Shareholders' equity	5,567,647		3,143,518
Total liabilities and shareholders' equity	$59,976,875		$42,017,408
Net interest spread		2.00%		1.28%
Net interest margin		2.96		2.48

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $3.6 billion for the three-month period ended March 31, 2025, compared to the same period in 2024. The benefit from interest-free funds decreased 24 basis points in the three-month period ended March 31, 2025 compared to the same period in 2024.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2025 and 2024
	Volume	Rate	Total
Change in interest earned on:
Loans	$143,050	$(1,212)	$141,838
Securities:
Taxable	18,070	19,115	37,185
Tax-exempt	2,694	1,936	4,630
Federal funds sold and resell agreements	4,409	(519)	3,890
Interest-bearing due from banks	39,493	(9,196)	30,297
Trading	55	10	65
Interest income	207,771	10,134	217,905
Change in interest incurred on:
Interest-bearing deposits	111,836	(32,305)	79,531
Federal funds purchased and repurchase agreements	3,187	(5,059)	(1,872)
Other borrowed funds	(27,642)	9,683	(17,959)
Interest expense	87,381	(27,681)	59,700
Net interest income	$120,390	$37,815	$158,205

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2025	2024	Change
Average earning assets	$55,544,762	$39,879,432	$15,665,330
Interest-bearing liabilities	40,119,648	28,027,971	12,091,677
Interest-free funds	$15,425,114	$11,851,461	$3,573,653
Free funds ratio (interest-free funds to average earning assets)	27.77%	29.72%	(1.95)%
Tax-equivalent yield on earning assets	5.44	5.31	0.13
Cost of interest-bearing liabilities	3.44	4.03	(0.59)
Net interest spread	2.00	1.28	0.72
Benefit of interest-free funds	0.96	1.20	(0.24)
Net interest margin	2.96%	2.48%	0.48%

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

Based on the factors above, management of the Company recorded $86.0 million as provision for credit losses for the three-month period ended March 31, 2025, compared to $10.0 million for the same period in 2024. As noted above, $62.0 million was recorded to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the HTLF acquisition. See Note 13, “Acquisition” above. The remaining $24.0 million was recorded from applying the methodology for computing the allowance for credit losses, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans increased to 1.03% of total loans as of March 31, 2025, compared to 0.96% of total loans as of March 31, 2024.

Table 3 presents a summary of the Company’s ACL for the three-month periods ended March 31, 2025 and 2024, and for the year ended December 31, 2024. Net charge-offs were $35.9 million, or 0.45% of average loans for the three-month period ended March 31, 2025, compared to $3.0 million, or 0.05% for the same period in 2024. Approximately $29.7 million of the net charge-offs were related to acquired loans. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2025	2024	2024
Allowance – January 1	$261,734	$222,996	$222,996
PCD allowance for credit loss at acquisition	62,126	—	—
Provision for credit losses	85,500	10,000	62,000
Charge-offs:
Commercial and industrial	(25,996)	(944)	(5,441)
Specialty lending	—	—	—
Commercial real estate	(2,324)	(250)	(250)
Consumer real estate	(1,229)	(174)	(432)
Consumer	(742)	(408)	(1,524)
Credit cards	(6,676)	(3,701)	(20,752)
Leases and other	—	—	(4)
Total charge-offs	(36,967)	(5,477)	(28,403)
Recoveries:
Commercial and industrial	69	1,252	1,890
Specialty lending	—	1	4
Commercial real estate	—	—	—
Consumer real estate	16	606	648
Consumer	119	76	241
Credit cards	891	525	2,355
Leases and other	—	—	3
Total recoveries	1,095	2,460	5,141
Net charge-offs	(35,872)	(3,017)	(23,262)
Allowance for credit losses – end of period	$373,488	$229,979	$261,734
Allowance for credit losses on loans	$368,922	$226,159	$259,089
Allowance for credit losses on held-to-maturity securities	4,566	3,820	2,645
Loans at end of period, net of unearned interest	35,936,281	23,637,649	25,642,301
Held-to-maturity securities at end of period	5,669,139	5,626,437	5,378,912
Total assets at amortized cost	41,605,420	29,264,086	31,021,213
Average loans, net of unearned interest	32,307,533	23,352,083	24,209,547
Allowance for credit losses on loans to loans at end of period	1.03%	0.96%	1.01%
Allowance for credit losses – end of period to total assets at amortized cost	0.90%	0.79%	0.84%
Allowance as a multiple of net charge-offs	2.57x	18.95x	11.25x
Net charge-offs to average loans	0.45%	0.05%	0.10%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2025	2024	25-24	25-24
Trust and securities processing	$79,781	$69,478	$10,303	14.8%
Trading and investment banking	5,911	5,462	449	8.2
Service charges on deposits	27,457	20,757	6,700	32.3
Insurance fees and commissions	178	283	(105)	(37.1)
Brokerage fees	18,102	13,160	4,942	37.6
Bankcard fees	26,293	21,968	4,325	19.7
Investment securities (losses) gains, net	(4,782)	9,371	(14,153)	(151.0)
Other	13,258	18,765	(5,507)	(29.3)
Total noninterest income	$166,198	$159,244	$6,954	4.4%

Noninterest income increased by $7.0 million, or 4.4%, during the three-month period ended March 31, 2025, compared to the same period in 2024. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three-month period ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase in trust services income primarily related to HTLF, and increases in fund services revenue and corporate trust revenue. For the three-month period ended March 31, 2025, trust services income increased $4.4 million, or 29.4%, fund services revenue increased $3.6 million, or 9.0%, and corporate trust revenue increased $2.4 million, or 15.7%, in each case compared to the same period in 2024. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Service charges on deposits for the three-month period ended March 31, 2025 increased $6.7 million, or 32.3%, compared to the same period in 2024. This increase was largely driven by the HTLF acquisition and increased corporate service charges income.

Brokerage fees for the three-month period ended March 31, 2025 increased $4.9 million, or 37.6%, compared to the same period in 2024. This increase was driven by increased 12b-1 fees and money market share revenue.

Bankcard fees for the three-month period ended March 31, 2025 increased $4.3 million, or 19.7%, compared to the same period in 2024. This increase was driven by higher interchange income, partially offset by higher rebate and reward costs primarily related to purchase volume from the HTLF acquisition.

Investment securities gains, net for the three-month period ended March 31, 2025 decreased by $14.2 million, or 151.0%, compared to the same period in 2024. This decrease was primarily driven by a net $8.6 million gain on disposition of two of the Company’s non-marketable securities in the first quarter of 2024, coupled with $5.3 million in decreased valuation in the Company’s non-marketable securities during the first quarter of 2025. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended March 31, 2025 decreased $5.5 million, or 29.3%, compared to the same period in 2024, driven by a decrease of $5.3 million in company-owned life insurance income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2025	2024	25-24	25-24
Salaries and employee benefits	$221,398	$143,006	$78,392	54.8%
Occupancy, net	16,069	12,270	3,799	31.0
Equipment	16,948	16,503	445	2.7
Supplies and services	4,785	3,301	1,484	45.0
Marketing and business development	7,998	6,025	1,973	32.7
Processing fees	40,850	27,936	12,914	46.2
Legal and consulting	28,606	7,894	20,712	262.4
Bankcard	12,795	10,567	2,228	21.1
Amortization of other intangible assets	17,482	1,960	15,522	791.9
Regulatory fees	8,237	19,395	(11,158)	(57.5)
Other	9,619	5,947	3,672	61.7
Total noninterest expense	$384,787	$254,804	$129,983	51.0%

Noninterest expense increased by $130.0 million, or 51.0%, for the three-month period ended March 31, 2025, compared to the same period in 2024. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category. First quarter 2025 noninterest expense included $53.2 million in total acquisition-related and other nonrecurring costs, compared to $0.4 million in the same period in 2024. It also includes $15.6 million in other intangible amortization expense related to the HTLF acquisition.

Salaries and employee benefits increased by $78.4 million, or 54.8%, for the three-month period ended March 31, 2025, compared to the same period in 2024. Salaries and wages expense increased $25.0 million, or 29.2%, and bonus and commission expense increased $46.7 million, or 179.5%, for the three-month period ended March 31, 2025, as compared to the same period in 2024. Employee benefits expense increased $6.7 million, or 21.4%, for the three-month period ended March 31, 2025 compared to the same period in 2024. The variances in salaries and employee benefits are primarily driven by increased severance, retention bonuses, and change in control payments made to HTLF associates, as well as higher bonus expense due to higher company performance for legacy-UMB associates.

Occupancy expense increased $3.8 million, or 31.0%, for the three-month period ended March 31, 2025, compared to the same period in 2024, primarily due to higher volume of activity from the HTLF acquisition.

Processing fees increased $12.9 million, or 46.2%, for the three-month period ended March 31, 2025, compared to the same period in 2024, primarily due to increased software subscription costs, of which $6.2 million was driven by legacy-HTLF software subscriptions.

Legal and Consulting expense increased $20.7 million, or 262.4%, for the three-month period ended March 31, 2025, compared to the same period in 2024, primarily due to $19.0 million of non-recurring transaction costs associated with the acquisition in the first quarter of 2025.

Bankcard expense increased $2.2 million, or 21.2%, for the three-month period ended March 31, 2025, compared to the same period in 2024, primarily driven by higher volume of activity from the HTLF acquisition.

Amortization of other intangible assets increased $15.5 million, or 791.9%, for the three-month period ended March 31, 2025, compared to the same period in 2024, primarily due to amortization of the core deposit intangible, customer list and purchased credit card relationship intangibles recognized in the first quarter from the HTLF acquisition.

Regulatory fees decreased $11.2 million, or 57.5%, for the three-month period ended March 31, 2025, compared to the same period in 2024, primarily due to the $13.0 million FDIC special assessment recorded in the first quarter of 2024.

Other expense increased $3.7 million, or 61.7%, for the three-month period ended March 31, 2025, compared to the same period in 2024, primarily due to higher operational losses coupled with increased expenses related to the HTLF acquisition for property taxes and insurance.

Income Tax Expense

The Company’s effective tax rate was 12.6% for the three months ended March 31, 2025, compared to 17.6% for the same period in 2024. The effective tax rate decreased primarily due to more favorable discrete tax items in 2025 as compared to 2024, including a favorable discrete tax benefit for the remeasurement of deferred tax assets due to an increase in the forecasted state marginal tax rate driven by the acquisition of HTLF. Additionally, there was an increase in excess tax benefits associated with stock compensation recorded in the first quarter of 2025 compared to the same period a year earlier.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2025. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$273,916	$157,982	$115,934	73.4%
Provision for credit losses	66,751	7,765	58,986	759.6
Noninterest income	37,218	43,978	(6,760)	(15.4)
Noninterest expense	173,011	95,255	77,756	81.6
Income before taxes	71,372	98,940	(27,568)	(27.9)
Income tax expense	8,987	16,762	(7,775)	(46.4)
Net income	$62,385	$82,178	$(19,793)	(24.1)%

For the three-month period ended March 31, 2025, Commercial Banking net income decreased $19.8 million to $62.4 million, as compared to the same period in 2024. Net interest income increased $115.9 million, or 73.4%, for the three-month period ended March 31, 2025, compared to the same period in 2024, primarily driven by the acquisition of HTLF, as well as organic legacy-UMB loan growth, and earning asset mix changes. Provision for credit losses increased $59.0 million for the period, driven by the acquisition of HTLF as well as portfolio metric changes and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income decreased $6.8 million, or 15.4%, compared to the same period in 2024, primarily due to a decrease of $10.7 million in investment securities gains, partially offset by an increase of $4.2 million in deposit service charges. Noninterest expense increased $77.8 million, or 81.6%, to $173.0 million for the three-month period ended March 31, 2025, compared to the same period in 2024. This increase was driven by an increase of $46.7 million in technology, service, and overhead expenses and an increase of $26.4 million in salaries and employee benefits expense, both driven by the HTLF acquisition. There were additional increases of $1.6 million in marketing and business development expense and $1.5 million in processing fees.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$61,159	$49,125	$12,034	24.5%
Provision for credit losses	435	234	201	85.9
Noninterest income	103,797	91,704	12,093	13.2
Noninterest expense	107,268	97,541	9,727	10.0
Income before taxes	57,253	43,054	14,199	33.0
Income tax expense	7,210	7,733	(523)	(6.8)
Net income	$50,043	$35,321	$14,722	41.7%

For the three-month period ended March 31, 2025, Institutional Banking net income increased $14.7 million, or 41.7%, compared to the same period last year. Net interest income increased $12.0 million, or 24.5%, compared to the same period last year, due to an increase in funds transfer pricing due to higher deposit balances. Noninterest income increased $12.1 million, or 13.2%, primarily due to increases of $6.0 million in trust and securities processing income driven by higher fund services and corporate trust revenue, $4.0 million in brokerage fees and $1.8 million in deposit service charges. Noninterest expense increased $9.7 million, or 10.0%, primarily driven by increases of $7.4 million in salaries and employee benefits expense, $3.8 million in processing fees, and $1.5 million in bankcard expense. These increases were partially offset by a decrease of $3.1 million in technology, service, and overhead expenses.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$62,564	$32,327	$30,237	93.5%
Provision for credit losses	18,814	2,001	16,813	840.2
Noninterest income	25,183	23,562	1,621	6.9
Noninterest expense	104,508	62,008	42,500	68.5
Loss before taxes	(35,575)	(8,120)	(27,455)	(338.1)
Income tax benefit	(4,480)	(879)	(3,601)	(409.7)
Net loss	$(31,095)	$(7,241)	$(23,854)	(329.4)%

For the three-month period ended March 31, 2025, Personal Banking net income decreased $23.9 million to a net loss of $31.1 million, as compared to the same period in 2024. Net interest income increased $30.2 million, or 93.5%, compared to the same period last year driven by the acquisition of HTLF, as well as organic legacy-UMB loan growth, and earning asset mix change. Provision for credit losses increased $16.8 million for the period driven by the acquisition of HTLF as well as by portfolio metric changes and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $1.6 million, or 6.9%, for the same period driven by an increase of $3.8 million in trust and securities processing income, an increase of $1.3 million in bankcard fees, and an increase of $0.9 million in brokerage income. These increases were partially offset by a decrease of $4.1 million in investment securities gains. Noninterest expense increased $42.5 million, or 68.5%, primarily due to an increase of

$26.5 million in technology, service, and overhead expenses, and an increase of $13.8 million in salaries and employee benefits expense, both driven by the HTLF acquisition, and an increase of $1.3 million in processing fees.

Balance Sheet Analysis

Total assets of the Company increased $18.9 billion, or 37.6%, as of March 31, 2025, compared to December 31, 2024, primarily due to an increase of $10.3 billion, or 40.1% in loan balances, an increase of $3.1 billion, or 40.1%, in securities available for sale, and an increase of $1.8 billion, or 22.9%, in interest-bearing due from banks.

Total assets of the Company increased $24.0 billion, or 52.9%, as of March 31, 2025, compared to March 31, 2024, primarily due to an increase of $12.3 billion, or 52.0%, in loan balances, an increase of $4.4 billion, or 66.6%, in securities available for sale, and an increase of $3.2 billion, or 47.0%, in interest-bearing due from banks.

The overall increase in total assets from March 31, 2024 and December 31, 2024 to March 31, 2025 is directly related to the acquisition of HTLF. The HTLF acquisition added total assets with an acquired fair value of $16.3 billion, including $9.8 billion in loan balances and $3.7 billion in securities balances at January 31, 2025.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2025	2024	2024
Total assets	$69,347,313	$45,343,375	$50,409,664
Loans, net of unearned interest	35,941,380	23,642,064	25,645,057
Total securities	17,295,602	12,681,449	13,652,797
Interest-bearing due from banks	9,811,867	6,673,104	7,986,270
Total earning assets	63,684,918	43,176,892	47,829,124
Total deposits	58,521,178	36,913,610	43,142,029
Total borrowed funds	3,214,363	4,409,216	2,995,007

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

Actual loan balances totaled $35.9 billion as of March 31, 2025, and increased $10.3 billion, or 40.1%, compared to December 31, 2024, and increased $12.3 billion, or 52.0%, compared to March 31, 2024. Compared to December 31, 2024, commercial real estate loans increased $5.9 billion, or 57.9%, commercial and industrial loans increased $3.1 billion, or 28.7%, and consumer real estate loans increased $1.0 billion, or 31.5%. Compared to March 31, 2024, commercial real estate loans increased $6.7 billion, or 72.3%, commercial and industrial loans increased $4.1 billion, or 41.2%, and consumer real estate loans increased $1.2 billion, or 40.9%. A significant driver in the increases in loans was the acquisition of HTLF and its loan portfolio with an acquired fair value of $9.8 billion at January 31, 2025. The remaining increase in loans compared to March 31, 2024 is related to loans originated through the legacy UMB channels. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

As of March 31, 2025 and December 31, 2024, commercial real estate loans comprised approximately 44.5% and 39.5%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the

COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company's investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 29.6% and 28.5% of total Company loans as of March 31, 2025 and December 31, 2024, respectively. The average investment CRE loan was approximately $3.9 million and $7.2 million, as of March 31, 2025 and December 31, 2024, respectively.

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

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	March 31, 2025	December 31, 2024
Industrial	8.5%	8.8%
Multifamily	6.9	7.4
Office building	4.0	3.9
Hotel	2.2	1.9
Retail	2.7	1.9
Other	5.3	4.6
Total Investment CRE	29.6%	28.5%

The following table presents the Company's investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company's investment CRE portfolio as of either period presented, while the remainder are included in “All Others.”

Table 11

	Investment CRE loans by State
	March 31, 2025	December 31, 2024
Arizona	11.9%	11.6%
Texas	11.8	11.4
Colorado	11.4	9.1
Missouri	10.5	14.6
Utah	5.7	8.1
California	5.1	3.0
Florida	4.0	5.8
All others	39.6	36.4
Total Investment CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $17.3 billion as of March 31, 2025, and $13.7 billion as of December 31, 2024, and comprised 27.2% and 28.5% of the Company’s earning assets, respectively, as of those dates. A significant driver in the increases in the Company's investment portfolio was the acquisition of HTLF and its bond portfolio, which added total securities with an acquired fair value of $3.7 billion at January 31, 2025.

The Company’s AFS securities portfolio comprised 63.0% of the Company’s investment securities portfolio at March 31, 2025 and 56.9% at December 31, 2024. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 77.5 months at March 31, 2025, compared to 56.0 months at December 31, 2024, and 57.8 months at March 31, 2024. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $11.2 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2025 and December 31, 2024, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.7 billion at March 31, 2025 and $5.4 billion as of December 31, 2024. The average life of the HTM portfolio was 8.7 years at March 31, 2025, compared to 9.1 years at December 31, 2024, and 9.0 years at March 31, 2024.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 3.48% for the three-month period ended March 31, 2025, compared to 2.88% for the same period in 2024.

At March 31, 2025, the unrealized pre-tax net loss on the AFS securities portfolio was $557.5 million, or 4.9% of the $11.5 billion amortized cost value, an improvement of $75.8 million as compared to December 31, 2024. At March 31, 2025, the unrealized pre-tax net loss on the securities designated as HTM was $610.3 million, or 10.7% of amortized cost value, compared to $630.0 million at December 31, 2024. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $163.0 million as of March 31, 2025, and $171.3 million as of December 31, 2024, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits increased $15.4 billion, or 35.6%, from December 31, 2024 to March 31, 2025 and increased $21.6 billion, or 58.5%, from March 31, 2024 to March 31, 2025. A significant driver in the increases in the Company's deposits was the acquisition of HTLF, which added total deposits with an acquired value of $14.3 billion at January 31, 2025. Total noninterest-bearing deposits increased $4.8 billion and total interest-bearing deposits increased $10.6 billion from December 31, 2024 to March 31, 2025. Total noninterest-bearing deposits increased $5.2 billion, and interest-bearing deposits increased $16.4 billion from March 31, 2024 to March 31, 2025. Noninterest-bearing deposits were 31.5%, 31.6%, and 35.9% of total deposits at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

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

As of March 31, 2025, there were an estimated $37.6 billion of uninsured deposits, an increase of $6.5 billion as compared to December 31, 2024, and an increase of $12.3 billion as compared to March 31, 2024. Estimated uninsured deposits comprised approximately 64.2%, 72.0%, and 68.4% of total deposits as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $1.7 billion and collateralized deposits of $6.5 billion, the adjusted estimated uninsured deposits were $29.4 billion as of March 31, 2025. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 50.2% as of March 31, 2025. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 52.6% as of December 31, 2024, and 48.6% as of March 31, 2024.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $3.4 billion, $1.3 billion, and $1.2 billion of deposits in the program as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The increase in deposits in IntraFi Cash Service program during 2025 was driven by the acquisition of HTLF, which had $2.0 billion in the program as of January 31, 2025.

Long-term debt totaled $654.4 million at March 31, 2025, compared to $385.3 million as of December 31, 2024, and $383.7 million as of March 31, 2024. The increase in long-term debt in 2025 was driven by the acquisition of HTLF, which added total long-term debt with an acquired value of $278.0 million at January 31, 2025.

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

In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030. The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025. During the first quarter of 2025, the Company purchased and subsequently retired $11.1 million of its 2020 subordinated notes.

As part of the acquisition of HTLF, the Company acquired $150.0 million in aggregate subordinated notes due September 2031. The subordinated notes have a fixed interest rate of 2.75% until September 2026, at which time the interest rate will reset quarterly. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025.

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $262.9 million and a carrying value of $216.8 million as of March 31, 2025. As of December 31, 2024, the debt obligations related to the four unconsolidated trusts acquired from Marquette had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million. Interest rates on trust preferred securities are tied to the three-month term SOFR rate with spreads ranging from 133 basis points to 365 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from September 2032 to September 2037.

Short-term debt totaled $1.8 billion as of March 31, 2024 and consisted of a $1.0 billion short-term borrowing with the FHLB of Des Moines and an $800.0 million borrowing with the BTFP. Both borrowings were repaid during October 2024.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.6 billion as of March 31, 2025, $2.6 billion as of December 31, 2024, and $2.2 billion at March 31, 2024. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $6.7 billion at March 31, 2025, a $3.3 billion increase compared to December 31, 2024, and a $3.6 billion increase compared to March 31, 2024, driven by the acquisition of HTLF. Total common shareholders' equity was $6.6 billion as of March 31, 2025. Total accumulated other comprehensive loss was $492.7 million at March 31, 2025. This is an improvement of $80.4 million as compared to December 31, 2024, and an improvement of $101.8 million as compared to March 31, 2024.

The Company’s Board of Directors authorized, at its April 29, 2025 and April 30, 2024 meetings, the repurchase of up to one million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization). On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which terminated on April 30, 2024. During the three-month periods ended March 31, 2025 and 2024, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.40 per share quarterly cash dividend payable on July 1, 2025, to shareholders of record at the close of business on June 10, 2025. Additionally, the Board of Directors declared a dividend of $175 per share of the Series A Preferred Stock, which results in a dividend of $0.4375 per depositary share. The Series A Preferred Stock dividend is payable on July 15, 2025 to stockholders of record of the Series A Preferred Stock as of the close of business on June 30, 2025.

Through the Company’s relationship with the FHLB of Des Moines, the Company owns $10.5 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of March 31, 2025 the Company has 30 letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $409.2 million and have various maturity dates through July 31, 2025. The Company’s remaining borrowing capacity with the FHLB was $1.6 billion as of March 31, 2025. The Company had no outstanding FHLB advances at the FHLB of Des Moines as of March 31, 2025.

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

U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company elected this alternative option instead of the one described in the December 2018 rule. As of March 31, 2025, the impact of CECL was fully phased into the Company's regulatory capital.

The Company's capital position as of March 31, 2025 is summarized in the table below and exceeded regulatory requirements.

Table 12

	Three Months Ended
	March 31,
RATIOS	2025	2024
Common equity tier 1 capital ratio	10.11%	11.09%
Tier 1 risk-based capital ratio	10.35	11.09
Total risk-based capital ratio	12.54	13.03
Leverage ratio	8.47	8.39
Return on average assets	0.54	1.06
Return on average common equity	5.86	14.11
Average common equity to assets	9.16	7.48

The Company's per share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2025	2024
Earnings per common share – basic	$1.22	$2.27
Earnings per common share – diluted	1.21	2.25
Cash dividends per common share	0.40	0.39
Dividend payout ratio	32.8%	17.2%
Book value per common share	$87.43	$64.68

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

A summary of critical accounting policies is listed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-K. Additionally, the Company has identified the fair value of loans acquired in, and the core deposit intangibles associated with, the acquisition of HTLF as critical accounting estimates. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition and other future events that are highly subjective in nature and may require adjustments. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Acquisition” for additional information.

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

Table 13 shows the net interest income increase or decrease over the next two years as of March 31, 2025 and 2024 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 13

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	0.1%	(1.5)%	7.1%	3.9%
100	(0.2)	(0.8)	3.0	2.0
Static	—	—	—	—
(100)	0.6	1.4	(2.6)	(0.5)
(200)	1.4	3.1	(5.1)	(0.6)
(300)	2.2	4.8	(7.7)	(1.0)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	3.9%	2.2%	8.5%	6.9%
100	1.2	1.1	3.7	3.5
Static	—	—	—	—
(100)	(0.7)	(0.4)	(3.6)	(2.1)
(200)	(1.1)	(0.3)	(7.3)	(4.0)
(300)	(1.8)	(0.2)	(11.2)	(6.2)

The Company is positioned relatively neutral to changes in interest rates in the next year. Net interest income is predicted to increase in all upward rate scenarios except for 100bps ramp scenario. In down rate scenarios, net interest income is predicted to increase in rate ramp scenarios and decrease in rate shock scenarios in year one. In year two, net interest income is predicted to rise in all increasing rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $35.5 million as of March 31, 2025, $28.5 million as of December 31, 2024, and $40.2 million as of March 31, 2024. Securities sold not yet purchased (i.e., short positions) totaled $11.9 million at March 31, 2025, $7.1 million as of December 31, 2024, and $11.7 million at March 31, 2024 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

The Company is subject to market risk primarily through the effect of changes in interest rates of its assets held for purposes other than trading. The discussion in Table 13 above of interest rate risk, however, combines instruments held for trading and instruments held for purposes other than trading, because the instruments held for trading represent such a small portion of the Company’s portfolio that the interest rate risk associated with them is immaterial.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $83.1 million to $100.9 million at March 31, 2025, compared to March 31, 2024, and increased $81.6 million, compared to December 31, 2024. The increase in both periods is attributable to additional non-performing loans related to the acquisition of HTLF. Acquired non-performing loans totaled $80.8 million as of March 31, 2025.

The Company had other real estate owned of $4.2 million as of March 31, 2025, $1.7 million as of December 31, 2024, and $2.5 million as of March 31, 2024. Loans past due more than 90 days and still accruing interest totaled $6.3 million as of March 31, 2025, compared to $3.0 million at March 31, 2024 and $7.6 million as of December 31, 2024.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $189 thousand of restructured loans at March 31, 2025, $517 thousand at March 31, 2024, and $196 thousand at December 31, 2024.

Table 14

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2025	2024	2024
Nonaccrual loans	$100,848	$17,401	$19,241
Restructured loans on nonaccrual	37	355	41
Total nonperforming loans	100,885	17,756	19,282
Other real estate owned	4,225	2,532	1,612
Other repossessed assets	26,789	—	26,779
Total nonperforming assets	$131,899	$20,288	$47,673
Loans past due 90 days or more	$6,346	$3,076	$7,602
Restructured loans accruing	152	162	155
Allowance for credit losses on loans	368,922	226,159	259,089
Ratios:
Non-performing loans as a percent of loans	0.28%	0.08%	0.08%
Non-performing assets as a percent of loans plus other real estate owned and other repossessed assets	0.37	0.09	0.19
Non-performing assets as a percent of total assets	0.19	0.04	0.09
Loans past due 90 days or more as a percent of loans	0.02	0.01	0.03
Allowance for credit losses on loans as a percent of loans	1.03	0.96	1.01
Allowance for credit losses on loans as a multiple of nonperforming loans	3.66x	12.74x	13.44x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $10.9 billion of high-quality securities available for sale as of March 31, 2025. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $11.2 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2025 and December 31, 2024, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2025 was $22.6 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030. The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025. During the first quarter of 2025, the Company purchased and subsequently retired $11.1 million of its 2020 subordinated notes.

As part of the acquisition of HTLF, the Company acquired $150.0 million in aggregate subordinated notes due September 2031. The subordinated notes have a fixed interest rate of 2.75% until September 2026, at which time the interest rate will reset quarterly. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025.

The Company is a member bank of the FHLB. The Company owns $10.5 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of March 31, 2025 the Company has 30 letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $409.2 million and have various maturity dates through July 31, 2025. The Company’s remaining borrowing capacity with the FHLB was $1.6 billion as of March 31, 2025. The Company had no outstanding FHLB advances at the FHLB of Des Moines as of March 31, 2025.

In addition to borrowing capacity with the FHLB as described above, the Company had additional liquidity of $30.9 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of March 31, 2025.

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

Internal Control Over Financial Reporting

As a result of the acquisition of HTLF, we have begun to integrate certain business processes and systems of HTLF. Accordingly, certain changes have been made and will continue to be made to our internal control over financial reporting until such time as this integration is complete. There has been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended March 31, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	22,879	$121.11	—	1,000,000
February 1 - February 28, 2025	95,374	112.25	—	1,000,000
March 1 - March 31, 2025	19,035	102.87	—	1,000,000
Total	137,288	$112.42	—

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

On April 30, 2024, the Company announced a plan to repurchase up to one million shares of common stock, which terminated on April 29, 2025. On April 29, 2025, the Company announced a plan to repurchase up to one million shares of common stock, which will terminate on April 28, 2026. The Company has not made any repurchases other than through the Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs. The Company is not currently engaging in repurchases. In the future, it may determine to resume repurchases. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

ITEM 6. EXHIBITS

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: May 2, 2025