Form 10-Q
period 2025-06-30
UMB FINANCIAL CORP
filed 2025-07-31
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____

Commission file number 001-38481

UMB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri	43-0903811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1010 Grand Boulevard, Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code): (816) 860-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	UMBF	The NASDAQ Global Select Market
Depositary Shares, each representing 1/400th interest in a share of 7.75% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock Series B	UMBFO	The NASDAQ Global Select Market

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

As of July 28, 2025, UMB Financial Corporation had 75,928,255 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Loans	$36,807,933	$25,642,301
Allowance for credit losses on loans	(389,918)	(259,089)
Net loans	36,418,015	25,383,212
Loans held for sale	5,738	2,756
Securities:
Available for sale (amortized cost of $12,676,882 and $8,407,676, respectively)	12,162,688	7,774,334
Held to maturity, net of allowance for credit losses of $4,275 and $2,645, respectively (fair value of $4,960,950 and $4,748,938, respectively)	5,495,182	5,376,267
Trading securities	24,698	28,533
Other securities	718,815	471,018
Total securities	18,401,383	13,650,152
Federal funds sold and securities purchased under agreements to resell	737,191	545,000
Interest-bearing due from banks	10,026,186	7,986,270
Cash and due from banks	1,087,696	573,175
Premises and equipment, net	395,195	221,773
Accrued income	327,390	246,095
Goodwill	1,812,694	207,385
Other intangibles, net	531,918	63,647
Other assets	2,016,747	1,530,199
Total assets	$71,760,153	$50,409,664

LIABILITIES
Deposits:
Noninterest-bearing demand	$18,481,469	$13,617,167
Interest-bearing demand and savings	38,214,606	27,397,195
Time deposits under $250,000	1,935,968	969,132
Time deposits of $250,000 or more	1,354,966	1,158,535
Total deposits	59,987,009	43,142,029
Federal funds purchased and repurchase agreements	2,932,606	2,609,715
Long-term debt	657,324	385,292
Accrued expenses and taxes	389,669	368,457
Other liabilities	507,780	437,630
Total liabilities	64,474,388	46,943,123

SHAREHOLDERS' EQUITY
Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred stock, $0.01 par value; 11,500 authorized, issued and outstanding	110,705	—
Series B Fixed-Rate Reset Non-Cumulative Perpetual Preferred stock, $0.01 par value; 30,000 authorized, issued and outstanding	294,062	—
Common stock, $1.00 par value; 160,000,000 shares authorized; 78,665,809 shares issued, 75,927,002 and 48,814,177 shares outstanding, respectively	78,666	55,057
Capital surplus	4,000,973	1,145,638
Retained earnings	3,409,706	3,174,948
Accumulated other comprehensive loss, net	(442,047)	(573,050)
Treasury stock, 2,738,807 and 6,242,553 shares, at cost, respectively	(166,300)	(336,052)
Total shareholders' equity	7,285,765	3,466,541
Total liabilities and shareholders' equity	$71,760,153	$50,409,664

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans	$612,414	$400,351	$1,139,818	$785,917
Securities:
Taxable interest	122,237	61,582	220,533	122,693
Tax-exempt interest	33,024	25,077	62,987	50,410
Total securities income	155,261	86,659	283,520	173,103
Federal funds and resell agreements	8,733	3,674	15,685	6,736
Interest-bearing due from banks	73,874	47,174	148,859	91,862
Trading securities	255	424	625	729
Total interest income	850,537	538,282	1,588,507	1,058,347
INTEREST EXPENSE
Deposits	343,153	240,525	646,559	464,400
Federal funds and repurchase agreements	27,423	28,081	53,213	55,743
Other	12,937	24,568	24,072	53,662
Total interest expense	383,513	293,174	723,844	573,805
Net interest income	467,024	245,108	864,663	484,542
Provision for credit losses	21,000	14,050	107,000	24,050
Net interest income after provision for credit losses	446,024	231,058	757,663	460,492
NONINTEREST INCOME
Trust and securities processing	83,263	70,010	163,044	139,488
Trading and investment banking	6,170	5,461	12,081	10,923
Service charges on deposit accounts	28,865	22,261	56,322	43,018
Insurance fees and commissions	189	267	367	550
Brokerage fees	20,525	14,020	38,627	27,180
Bankcard fees	29,018	22,346	55,311	44,314
Investment securities gains (losses), net	37,685	(1,867)	32,903	7,504
Other	16,470	12,421	29,728	31,186
Total noninterest income	222,185	144,919	388,383	304,163
NONINTEREST EXPENSE
Salaries and employee benefits	213,551	142,861	434,949	285,867
Occupancy, net	18,571	11,723	34,640	23,993
Equipment	16,426	15,603	33,374	32,106
Supplies and services	6,383	3,404	11,168	6,705
Marketing and business development	11,344	6,598	19,342	12,623
Processing fees	43,638	29,701	84,488	57,637
Legal and consulting	18,468	16,566	47,074	24,460
Bankcard	12,363	11,818	25,158	22,385
Amortization of other intangible assets	25,268	1,911	42,750	3,871
Regulatory fees	9,259	2,568	17,496	21,963
Other	17,897	6,314	27,516	12,261
Total noninterest expense	393,168	249,067	777,955	503,871
Income before income taxes	275,041	126,910	368,091	260,784
Income tax expense	57,647	25,565	69,364	49,181
NET INCOME	$217,394	$101,345	$298,727	$211,603
Less: Preferred dividends	2,012	—	4,025	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$215,382	$101,345	$294,702	$211,603

PER SHARE DATA
Net income per common share – basic	$2.84	$2.08	$4.18	$4.34
Net income per common share – diluted	2.82	2.07	4.16	4.32
Dividends per common share	0.40	0.39	0.80	0.78
Weighted average common shares outstanding – basic	75,923,082	48,744,636	70,523,171	48,704,075
Weighted average common shares outstanding – diluted	76,241,798	48,974,265	70,901,635	48,952,054

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$217,394	$101,345	$298,727	$211,603
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	43,337	(12,727)	119,572	(54,280)
Less: Reclassification adjustment for net gains included in net income	(33)	—	(423)	(139)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	7,989	8,938	16,279	17,727
Change in unrealized gains and losses on debt securities	51,293	(3,789)	135,428	(36,692)
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	14,386	(8,775)	37,032	(22,433)
Less: Reclassification adjustment for net losses (gains) included in net income	2,041	(2,066)	2,017	(5,726)
Change in unrealized gains and losses on derivative hedges	16,427	(10,841)	39,049	(28,159)
Other comprehensive income (loss), before tax	67,720	(14,630)	174,477	(64,851)
Income tax (expense) benefit	(17,069)	3,534	(43,474)	16,152
Other comprehensive income (loss)	50,651	(11,096)	131,003	(48,699)
Comprehensive income	$268,045	$90,249	$429,730	$162,904

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – April 1, 2024	$—	$55,057	$1,127,806	$2,903,106	$(594,538)	$(338,615)	$3,152,816
Total comprehensive income (loss)	—	—	—	101,345	(11,096)	—	90,249
Common dividends ($0.39 per share)	—	—	—	(20,299)	—	—	(20,299)
Purchase of treasury stock	—	—	—	—	—	—	—
Issuances of equity awards, net of forfeitures	—	—	—	—	—	—	—
Recognition of equity-based compensation	—	—	5,769	—	—	—	5,769
Sale of treasury stock	—	—	55	—	—	47	102
Exercise of stock options	—	—	(12)	—	—	39	27
Common stock issuance costs	—	—	(1,317)	—	—	—	(1,317)
Balance – June 30, 2024	$—	$55,057	$1,132,301	$2,984,152	$(605,634)	$(338,529)	$3,227,347

Balance – April 1, 2025	$110,705	$78,666	$3,993,662	$3,224,866	$(492,698)	$(166,767)	$6,748,434
Total comprehensive income	—	—	—	217,394	50,651	—	268,045
Cash dividends declared:
Preferred dividends ($175.00 per share)	—	—	—	(2,012)	—	—	(2,012)
Common dividends ($0.40 per share)	—	—	—	(30,542)	—	—	(30,542)
Purchase of treasury stock	—	—	—	—	—	(290)	(290)
Issuances of equity awards, net of forfeitures	—	—	(607)	—	—	607	—
Recognition of equity-based compensation	—	—	7,879	—	—	—	7,879
Sale of treasury stock	—	—	53	—	—	83	136
Exercise of stock options	—	—	(14)	—	—	67	53
Preferred stock issuance	294,062	—	—	—	—	—	294,062
Balance – June 30, 2025	$404,767	$78,666	$4,000,973	$3,409,706	$(442,047)	$(166,300)	$7,285,765

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2024	$—	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419
Total comprehensive income (loss)	—	—	—	211,603	(48,699)	—	162,904
Common dividends ($0.78 per share)	—	—	—	(38,275)	—	—	(38,275)
Purchase of treasury stock	—	—	—	—	—	(7,537)	(7,537)
Issuances of equity awards, net of forfeitures	—	—	(10,964)	—	—	11,667	703
Recognition of equity-based compensation	—	—	10,040	—	—	—	10,040
Sale of treasury stock	—	—	125	—	—	107	232
Exercise of stock options	—	—	54	—	—	124	178
Common stock issuance costs	—	—	(1,317)	—	—	—	(1,317)
Balance – June 30, 2024	$—	$55,057	$1,132,301	$2,984,152	$(605,634)	$(338,529)	$3,227,347

Balance – January 1, 2025	$—	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541
Total comprehensive income	—	—	—	298,727	131,003	—	429,730
Cash dividends declared:
Preferred dividends ($350.00 per share)	—	—	—	(4,025)	—	—	(4,025)
Common dividends ($0.80 per share)	—	—	—	(59,944)	—	—	(59,944)
Purchase of treasury stock	—	—	—	—	—	(15,724)	(15,724)
Issuances of equity awards, net of forfeitures	—	—	(16,202)	—	—	17,002	800
Recognition of equity-based compensation	—	—	40,298	—	—	—	40,298
Sale of treasury stock	—	—	169	—	—	143	312
Exercise of stock options	—	—	112	—	—	246	358
Common stock issuance	—	—	67,056	—	—	168,085	235,141
Preferred stock issuance	294,062	—	—	—	—	—	294,062
Stock issuance for acquisition, net of issuance costs	110,705	23,609	2,763,902	—	—	—	2,898,216
Balance – June 30, 2025	$404,767	$78,666	$4,000,973	$3,409,706	$(442,047)	$(166,300)	$7,285,765

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$298,727	$211,603
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	107,000	24,050
Net (accretion) amortization of premiums and discounts from acquisition	(60,204)	1,361
Depreciation and amortization	67,361	27,110
Amortization of debt issuance costs	438	438
Deferred income tax expense (benefit)	23,772	(6,853)
Net decrease (increase) in trading securities and other earning assets	3,835	(10,888)
Gains on investment securities, net	(32,903)	(7,504)
Losses (gains) on sales of assets	62	(1,803)
Amortization of securities premiums, net of discount accretion	1,828	13,652
Originations of loans held for sale	(43,485)	(36,862)
Gains on sales of loans held for sale, net	(1,165)	(942)
Proceeds from sales of loans held for sale	41,668	38,013
Equity-based compensation	20,709	10,743
Changes in:
Accrued income	(7,016)	(16,371)
Accrued expenses and taxes	(21,935)	(36,132)
Other assets and liabilities, net	249,715	(41,105)
Net cash provided by operating activities	648,407	168,510
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	346,297	211,226
Purchases	(15,319)	(56,998)
Securities available for sale:
Sales	616,354	19,153
Maturities, calls and principal repayments	819,828	6,334,100
Purchases	(2,571,763)	(6,439,464)
Equity securities with readily determinable fair values:
Purchases	(392)	(176)
Equity securities without readily determinable fair values:
Sales	23,068	32,148
Maturities, calls and principal repayments	11,096	45,002
Purchases	(114,823)	(31,257)
Payment of tax equity investment commitments	(34,762)	(17,930)
Net increase in loans	(1,332,396)	(924,936)
Net increase in fed funds sold and resell agreements	(192,191)	(2,118)
Net cash activity from acquisitions and divestitures	174,985	(108,706)
Net decrease (increase) in interest-bearing balances due from other financial institutions	958,769	(10,254)
Net purchases of premises and equipment	(23,427)	(5,534)
Net cash used in investing activities	(1,334,676)	(955,744)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	2,898,641	1,715,593
Net decrease in time deposits	(405,498)	(990,882)
Net increase in fed funds purchased and repurchase agreements	300,258	97,389
Proceeds from short-term debt	—	500,000
Repayment of short-term debt	—	(1,000,000)
Repayment of long-term debt	(11,055)	—
Cash dividends paid	(62,504)	(38,542)
Payment of common stock issuance costs	(524)	(1,317)
Proceeds from exercise of stock options and sales of treasury shares	670	410
Purchases of treasury stock	(15,724)	(7,537)
Common stock issuance	235,141	—
Preferred stock issuance	294,062	—
Net cash provided by financing activities	3,233,467	275,114
Increase (decrease) in cash and cash equivalents	2,547,198	(512,120)
Cash and cash equivalents at beginning of period	8,448,691	5,528,258
Cash and cash equivalents at end of period	$10,995,889	$5,016,138

Supplemental disclosures:
Income tax payments	$20,402	$56,247
Total interest payments	699,709	586,618
Noncash disclosures:
Acquisition of tax equity investments	$29,314	$3,000
Commitment to fund tax equity investments	29,314	3,000
Transfer of loans to other real estate owned	900	793
Transfer of loans to other repossessed assets	39	—
Issuance of common stock as consideration for acquisition	2,783,510	—
Issuance of preferred stock as consideration for acquisition	115,230	—
Stock based compensation as consideration for acquisition	20,389	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

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

The Company is a financial holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices. The Company’s national bank, UMB Bank, National Association (the Bank), has its principal office in Missouri as well as branches and offices primarily located in the Midwestern, Southwestern, and Western regions of the United States.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2025 and June 30, 2024 (in thousands):

	June 30,
	2025	2024
Due from the FRB	$9,908,193	$4,551,419
Cash and due from banks	1,087,696	464,719
Cash and cash equivalents at end of period	$10,995,889	$5,016,138

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $118.0 million and $89.0 million at June 30, 2025 and June 30, 2024, respectively.

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

Per Share Data

Basic net income per common share is computed using net income available to common shareholders and the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share is determined using net income available to common shareholders and the weighted average common shares and assumed incremental common shares issued. The following table provides the amounts used in the determination of basic and diluted net income per common share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$217,394	$101,345	$298,727	$211,603
Less: Preferred dividends	2,012	—	4,025	—
Net income available to common shareholders	$215,382	$101,345	$294,702	$211,603

Weighted average common shares outstanding for basic earnings per share	75,923,082	48,744,636	70,523,171	48,704,075
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	318,716	229,629	378,464	247,979
Weighted average common shares for diluted earnings per share	76,241,798	48,974,265	70,901,635	48,952,054
Net income per common share – basic	$2.84	$2.08	$4.18	$4.34
Net income per common share – diluted	2.82	2.07	4.16	4.32
Number of antidilutive restricted stock units excluded from diluted earnings per share computation	—	—	—	—
Number of antidilutive stock options excluded from diluted earnings per share computation	4,962	—	4,962	—

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

The loan portfolio is comprised of loans originated by the Company and purchased loans in connection with the Company’s acquisition of HTLF on January 31, 2025. The purchased loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. As of the Acquisition Date, loans from the HTLF acquisition had a fair value of $9.7 billion, net of allowance for credit losses on PCD loans. See Note 13, “Acquisition” for additional information.

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$7,316	$11	$27,071	$34,398	$14,531,295	$14,565,693
Specialty lending	—	—	—	—	561,492	561,492
Commercial real estate	34,992	384	43,383	78,759	16,106,220	16,184,979
Consumer real estate	3,026	—	22,189	25,215	4,268,048	4,293,263
Consumer	1,541	—	319	1,860	331,928	333,788
Credit cards	12,766	6,418	4,067	23,251	664,110	687,361
Leases and other	—	—	—	—	181,357	181,357
Total loans	$59,641	$6,813	$97,029	$163,483	$36,644,450	$36,807,933

	December 31, 2024
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$446	$1	$4,423	$4,870	$10,896,632	$10,901,502
Specialty lending	—	—	—	—	469,194	469,194
Commercial real estate	1,013	—	805	1,818	10,129,467	10,131,285
Consumer real estate	553	—	13,614	14,167	3,172,963	3,187,130
Consumer	175	12	40	227	193,633	193,860
Credit cards	9,316	7,589	400	17,305	561,461	578,766
Leases and other	—	—	—	—	180,564	180,564
Total loans	$11,503	$7,602	$19,282	$38,387	$25,603,914	$25,642,301

The Company sold consumer real estate loans with proceeds of $41.7 million and $38.0 million in the secondary market without recourse during the six months ended June 30, 2025 and 2024, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $97.0 million and $19.3 million at June 30, 2025 and December 31, 2024, respectively. Restructured loans totaled $183 thousand and $196 thousand at June 30, 2025 and December 31, 2024, respectively. Loans 90 days past due and still accruing interest amounted to $6.8 million and $7.6 million at June 30, 2025 and December 31, 2024, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2025 and 2024. Nonaccrual loans with no related allowance for credit losses totaled $97.0 million and $19.3 million at June 30, 2025 and December 31, 2024, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$27,071	$27,071
Specialty lending	—	—
Commercial real estate	43,383	43,383
Consumer real estate	22,189	22,189
Consumer	319	319
Credit cards	4,067	4,067
Leases and other	—	—
Total loans	$97,029	$97,029

	December 31, 2024
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$4,423	$4,423
Specialty lending	—	—
Commercial real estate	805	805
Consumer real estate	13,614	13,614
Consumer	40	40
Credit cards	400	400
Leases and other	—	—
Total loans	$19,282	$19,282

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of June 30, 2025 and December 31, 2024, as well as the gross charge-offs by loan class and origination year for the six months ended June 30, 2025 (in thousands):

	June 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$1,336,800	$2,531,871	$1,599,823	$1,210,864	$614,989	$488,912	$6,376,858	$14,648	$14,174,765
Agriculture	18,008	47,306	29,379	9,181	5,942	4,289	268,505	271	382,881
Overdrafts	—	—	—	—	—	—	8,047	—	8,047
Total Commercial and industrial	1,354,808	2,579,177	1,629,202	1,220,045	620,931	493,201	6,653,410	14,919	14,565,693
Current period charge-offs	—	7,294	3,935	4,325	1,478	956	14,120	—	32,108
Specialty lending:
Asset-based lending	34,149	5,040	—	6,572	33,571	34,813	447,347	—	561,492
Total Specialty lending	34,149	5,040	—	6,572	33,571	34,813	447,347	—	561,492
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	579,600	507,724	706,518	1,045,342	845,784	895,512	47,154	267	4,627,901
Non-owner-occupied	809,491	719,528	1,033,707	1,148,906	965,489	997,624	42,078	396	5,717,219
Farmland	109,693	88,205	94,906	151,058	91,973	189,464	134,790	309	860,398
5+ Multi-family	111,405	167,187	101,326	492,342	290,733	114,300	7,420	—	1,284,713
1-4 Family construction	36,481	59,068	5,145	6,036	—	244	114	—	107,088
General construction	500,625	810,130	897,614	1,010,031	245,373	15,237	105,098	3,552	3,587,660
Total Commercial real estate	2,147,295	2,351,842	2,839,216	3,853,715	2,439,352	2,212,381	336,654	4,524	16,184,979
Current period charge-offs	—	—	795	680	850	4,177	—	—	6,502
Consumer real estate:
HELOC	2,265	89	814	1,999	1,064	7,743	683,559	3,597	701,130
First lien: 1-4 family	298,163	406,964	389,806	667,038	774,044	907,464	11,994	3,433	3,458,906
Junior lien: 1-4 family	12,051	34,524	20,771	32,347	19,505	7,969	5,839	221	133,227
Total Consumer real estate	312,479	441,577	411,391	701,384	794,613	923,176	701,392	7,251	4,293,263
Current period charge-offs	—	—	92	169	712	445	211	—	1,629
Consumer:
Revolving line	—	33	9	35	25	518	157,417	17	158,054
Auto	5,130	9,441	13,679	7,417	2,243	761	—	—	38,671
Other	18,213	15,211	5,617	9,650	26,330	1,692	60,350	—	137,063
Total Consumer	23,343	24,685	19,305	17,102	28,598	2,971	217,767	17	333,788
Current period charge-offs	—	48	77	153	10	110	1,025	—	1,423
Credit cards:
Consumer	—	—	—	—	—	—	321,093	—	321,093
Commercial	—	—	—	—	—	—	366,268	—	366,268
Total Credit cards	—	—	—	—	—	—	687,361	—	687,361
Current period charge-offs	—	—	—	—	—	—	12,200	—	12,200
Leases and other:
Leases	—	—	—	—	—	1,450	—	—	1,450
Other	38,365	22,079	44,462	41,752	10,982	15,675	6,592	—	179,907
Total Leases and other	38,365	22,079	44,462	41,752	10,982	17,125	6,592	—	181,357
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$3,910,439	$5,424,400	$4,943,576	$5,840,570	$3,928,047	$3,683,667	$9,050,523	$26,711	$36,807,933

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,319,857	$1,363,616	$975,325	$688,580	$293,194	$135,072	$4,915,907	$20,356	$10,711,907
Agriculture	9,857	5,750	3,554	2,208	356	97	156,546	—	178,368
Overdrafts	—	—	—	—	—	—	11,227	—	11,227
Total Commercial and industrial	2,329,714	1,369,366	978,879	690,788	293,550	135,169	5,083,680	20,356	10,901,502
Specialty lending:
Asset-based lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Total Specialty lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Commercial real estate:
Owner-occupied	352,517	277,049	593,480	442,805	293,799	275,207	4,948	25,266	2,265,071
Non-owner-occupied	784,434	527,773	1,006,769	727,365	404,362	324,839	32,312	—	3,807,854
Farmland	54,656	47,357	58,154	36,127	183,762	23,016	107,468	3	510,543
5+ Multi-family	161,767	47,136	302,225	256,032	28,819	18,732	9,202	—	823,913
1-4 Family construction	46,096	1,385	—	—	—	—	5	—	47,486
General construction	493,723	644,885	1,222,539	235,758	4,049	514	74,950	—	2,676,418
Total Commercial real estate	1,893,193	1,545,585	3,183,167	1,698,087	914,791	642,308	228,885	25,269	10,131,285
Consumer real estate:
HELOC	90	16	450	455	334	5,049	390,843	2,484	399,721
First lien: 1-4 family	413,395	361,242	565,017	635,217	496,758	273,628	—	—	2,745,257
Junior lien: 1-4 family	12,516	9,969	10,004	3,978	2,934	2,676	75	—	42,152
Total Consumer real estate	426,001	371,227	575,471	639,650	500,026	281,353	390,918	2,484	3,187,130
Consumer:
Revolving line	35	—	—	—	—	—	101,407	—	101,442
Auto	8,567	7,429	3,534	1,928	673	283	—	—	22,414
Other	13,050	2,876	10,065	25,659	342	796	17,216	—	70,004
Total Consumer	21,652	10,305	13,599	27,587	1,015	1,079	118,623	—	193,860
Credit cards:
Consumer	—	—	—	—	—	—	328,474	—	328,474
Commercial	—	—	—	—	—	—	250,292	—	250,292
Total Credit cards	—	—	—	—	—	—	578,766	—	578,766
Leases and other:
Leases	—	—	—	—	—	1,492	—	—	1,492
Other	31,084	50,273	48,801	13,067	12,780	11,116	11,951	—	179,072
Total Leases and other	31,084	50,273	48,801	13,067	12,780	12,608	11,951	—	180,564
Total loans	$4,707,447	$3,346,756	$4,807,943	$3,099,881	$1,751,554	$1,072,517	$6,808,094	$48,109	$25,642,301

Accrued interest on loans totaled $172.8 million and $125.7 million as of June 30, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$1,278,400	$2,500,799	$1,515,168	$1,130,929	$589,723	$464,222	$6,099,012	$10,426	$13,588,679
Special Mention	18,654	8,114	46,910	15,297	4,741	11,028	131,301	984	237,029
Substandard	39,746	22,958	37,745	62,816	20,525	13,662	146,545	105	344,102
Doubtful	—	—	—	1,822	—	—	—	3,133	4,955
Total Equipment/Accounts Receivable/Inventory	$1,336,800	$2,531,871	$1,599,823	$1,210,864	$614,989	$488,912	$6,376,858	$14,648	$14,174,765
Agriculture
Pass	$17,355	$47,023	$28,000	$8,544	$5,942	$3,335	$259,019	$271	$369,489
Special Mention	—	—	1,044	202	—	—	3,906	—	5,152
Substandard	653	283	335	435	—	954	5,580	—	8,240
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$18,008	$47,306	$29,379	$9,181	$5,942	$4,289	$268,505	$271	$382,881

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,294,574	$1,339,370	$910,591	$668,187	$291,733	$130,832	$4,725,721	$20,356	$10,381,364
Special Mention	2,044	4,145	6,075	5,949	639	—	48,897	—	67,749
Substandard	23,044	20,101	58,659	14,444	822	4,240	141,289	—	262,599
Doubtful	195	—	—	—	—	—	—	—	195
Total Equipment/Accounts Receivable/Inventory	$2,319,857	$1,363,616	$975,325	$688,580	$293,194	$135,072	$4,915,907	$20,356	$10,711,907
Agriculture
Pass	$5,214	$5,613	$3,465	$2,208	$356	$97	$153,585	$—	$170,538
Special Mention	—	137	89	—	—	—	1,068	—	1,294
Substandard	4,643	—	—	—	—	—	1,893	—	6,536
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$9,857	$5,750	$3,554	$2,208	$356	$97	$156,546	$—	$178,368

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of June 30, 2025 and December 31, 2024 (in thousands):

	Asset-based lending
Risk	June 30, 2025	December 31, 2024
In-margin	$561,492	$469,194
Out-of-margin	—	—
Total	$561,492	$469,194

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$556,353	$501,636	$634,417	$976,828	$822,422	$821,229	$45,112	$267	$4,358,264
Special Mention	5,230	2,972	36,563	50,152	15,368	61,613	—	—	171,898
Substandard	18,017	3,116	35,250	18,362	7,994	12,670	2,042	—	97,451
Doubtful	—	—	288	—	—	—	—	—	288
Total Owner-occupied	$579,600	$507,724	$706,518	$1,045,342	$845,784	$895,512	$47,154	$267	$4,627,901
Non-owner-occupied
Pass	$740,766	$693,200	$1,013,108	$1,116,610	$942,620	$978,332	$41,854	$396	$5,526,886
Special Mention	58,783	21,666	5,278	2,707	46	9,503	224	—	98,207
Substandard	9,942	4,662	15,321	29,589	22,823	9,789	—	—	92,126
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$809,491	$719,528	$1,033,707	$1,148,906	$965,489	$997,624	$42,078	$396	$5,717,219
Farmland
Pass	$77,765	$85,194	$78,693	$128,794	$91,246	$173,635	$127,274	$309	$762,910
Special Mention	15,452	2,222	13,689	21,039	199	4,316	2,029	—	58,946
Substandard	16,476	789	2,524	1,225	528	11,513	5,487	—	38,542
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$109,693	$88,205	$94,906	$151,058	$91,973	$189,464	$134,790	$309	$860,398
5+ Multi-family
Pass	$111,405	$167,187	$101,083	$481,062	$282,230	$114,064	$7,420	$—	$1,264,451
Special Mention	—	—	243	11,280	8,503	236	—	—	20,262
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$111,405	$167,187	$101,326	$492,342	$290,733	$114,300	$7,420	$—	$1,284,713
1-4 Family construction
Pass	$36,481	$59,068	$4,773	$6,036	$—	$244	$114	$—	$106,716
Special Mention	—	—	372	—	—	—	—	—	372
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$36,481	$59,068	$5,145	$6,036	$—	$244	$114	$—	$107,088
General construction
Pass	$500,625	$792,576	$854,874	$922,457	$222,181	$15,005	$97,848	$3,552	$3,409,118
Special Mention	—	17,449	38,775	32,213	23,185	131	—	—	111,753
Substandard	—	—	3,965	55,361	7	101	7,250	—	66,684
Doubtful	—	105	—	—	—	—	—	—	105
Total General construction	$500,625	$810,130	$897,614	$1,010,031	$245,373	$15,237	$105,098	$3,552	$3,587,660

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$316,858	$276,546	$590,337	$442,768	$289,219	$267,944	$4,948	$25,266	$2,213,886
Special Mention	31,213	—	1,512	—	467	—	—	—	33,192
Substandard	4,446	503	1,631	37	4,113	7,263	—	—	17,993
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$352,517	$277,049	$593,480	$442,805	$293,799	$275,207	$4,948	$25,266	$2,265,071
Non-owner-occupied
Pass	$784,434	$514,745	$981,769	$727,365	$404,362	$324,310	$32,312	$—	$3,769,297
Special Mention	—	13,028	25,000	—	—	—	—	—	38,028
Substandard	—	—	—	—	—	529	—	—	529
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$784,434	$527,773	$1,006,769	$727,365	$404,362	$324,839	$32,312	$—	$3,807,854
Farmland
Pass	$36,771	$45,055	$45,131	$36,127	$182,769	$14,209	$106,468	$3	$466,533
Special Mention	982	—	13,023	—	—	2,324	1,000	—	17,329
Substandard	16,903	2,302	—	—	993	6,483	—	—	26,681
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$54,656	$47,357	$58,154	$36,127	$183,762	$23,016	$107,468	$3	$510,543
5+ Multi-family
Pass	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
1-4 Family construction
Pass	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
General construction
Pass	$493,614	$643,050	$1,221,251	$235,758	$4,049	$504	$74,950	$—	$2,673,176
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,835	1,288	—	—	10	—	—	3,133
Doubtful	109	—	—	—	—	—	—	—	109
Total General construction	$493,723	$644,885	$1,222,539	$235,758	$4,049	$514	$74,950	$—	$2,676,418

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$2,265	$89	$485	$1,180	$376	$5,825	$683,142	$3,187	$696,549
Non-performing	—	—	329	819	688	1,918	417	410	4,581
Total HELOC	$2,265	$89	$814	$1,999	$1,064	$7,743	$683,559	$3,597	$701,130
First lien: 1-4 family
Performing	$297,683	$406,714	$386,686	$660,896	$771,001	$903,251	$11,994	$3,433	$3,441,658
Non-performing	480	250	3,120	6,142	3,043	4,213	—	—	17,248
Total First lien: 1-4 family	$298,163	$406,964	$389,806	$667,038	$774,044	$907,464	$11,994	$3,433	$3,458,906
Junior lien: 1-4 family
Performing	$12,007	$34,524	$20,758	$32,173	$19,409	$7,934	$5,839	$221	$132,865
Non-performing	44	—	13	174	96	35	—	—	362
Total Junior lien: 1-4 family	$12,051	$34,524	$20,771	$32,347	$19,505	$7,969	$5,839	$221	$133,227

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$90	$16	$450	$203	$249	$3,780	$390,843	$1,879	$397,510
Non-performing	—	—	—	252	85	1,269	—	605	2,211
Total HELOC	$90	$16	$450	$455	$334	$5,049	$390,843	$2,484	$399,721
First lien: 1-4 family
Performing	$413,060	$358,303	$559,689	$633,749	$496,615	$272,601	$—	$—	$2,734,017
Non-performing	335	2,939	5,328	1,468	143	1,027	—	—	11,240
Total First lien: 1-4 family	$413,395	$361,242	$565,017	$635,217	$496,758	$273,628	$—	$—	$2,745,257
Junior lien: 1-4 family
Performing	$12,516	$9,952	$9,903	$3,978	$2,934	$2,631	$75	$—	$41,989
Non-performing	—	17	101	—	—	45	—	—	163
Total Junior lien: 1-4 family	$12,516	$9,969	$10,004	$3,978	$2,934	$2,676	$75	$—	$42,152

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$—	$33	$9	$35	$25	$518	$157,344	$14	$157,978
Non-performing	—	—	—	—	—	—	73	3	76
Total Revolving line	$—	$33	$9	$35	$25	$518	$157,417	$17	$158,054
Auto
Performing	$5,130	$9,441	$13,664	$7,376	$2,222	$757	$—	$—	$38,590
Non-performing	—	—	15	41	21	4	—	—	81
Total Auto	$5,130	$9,441	$13,679	$7,417	$2,243	$761	$—	$—	$38,671
Other
Performing	$18,213	$15,198	$5,503	$9,629	$26,328	$1,677	$60,350	$—	$136,898
Non-performing	—	13	114	21	2	15	—	—	165
Total Other	$18,213	$15,211	$5,617	$9,650	$26,330	$1,692	$60,350	$—	$137,063

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Auto
Performing	$8,567	$7,418	$3,534	$1,920	$673	$283	$—	$—	$22,395
Non-performing	—	11	—	8	—	—	—	—	19
Total Auto	$8,567	$7,429	$3,534	$1,928	$673	$283	$—	$—	$22,414
Other
Performing	$13,037	$2,876	$10,057	$25,659	$342	$796	$17,216	$—	$69,983
Non-performing	13	—	8	—	—	—	—	—	21
Total Other	$13,050	$2,876	$10,065	$25,659	$342	$796	$17,216	$—	$70,004

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

As of June 30, 2025, a co-branded credit card portfolio is also segmented between current and significantly delinquent loans, with accounts being considered significantly delinquent after 60 days. Current loans are segmented by borrower payment activity as described above. Significantly delinquent loans are tracked by the number of cycles past due.

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

The following tables provide a summary of the amortized cost balance of consumer credit cards by risk rating as of June 30, 2025 and December 31, 2024 (in thousands):

	Consumer
Risk	June 30, 2025	December 31, 2024
Transactor accounts	$104,630	$101,688
Revolver accounts (by credit score):
Less than 600	12,536	16,297
600-619	6,981	7,893
620-639	11,963	13,174
640-659	18,878	20,798
660-679	20,013	20,897
680-699	22,466	24,121
700-719	23,819	26,180
720-739	21,479	22,418
740-759	19,227	18,965
760-779	18,868	19,609
780-799	17,492	18,058
800-819	11,510	11,443
820-839	6,036	5,745
840+	1,161	1,188
Total	$317,059	$328,474

The following table provides a summary of the amortized cost balance of consumer credit cards considered significantly delinquent for a co-branded portfolio by delinquent cycles as of June 30, 2025 (in thousands):

Consumer
Risk	June 30, 2025
61-90 Days	$1,208
91-120 Days	1,012
121-150 Days	977
151-180 Days	837
Total	$4,034

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of June 30, 2025 and December 31, 2024 (in thousands):

	Commercial
Risk	June 30, 2025	December 31, 2024
Current	$334,451	$231,713
Past Due	31,817	18,579
Total	$366,268	$250,292

Leases and other

A discussion of the credit quality indicators that impact each type of collateral securing Leases and other loans is included below:

Leases Leases are either loans to individuals for household, family, and other personal expenditures or are loans related to all other direct financing and leveraged leases on property for leasing to lessees other than for household, family and other personal expenditure purposes. All leases are secured by the lease between the lessor and the lessee. These assignments grant the creditor a security interest in the rent stream from any lease, an important source of cash to pay the note in case of the borrower’s default.

Other Other loans are loans that are obligations of states and political subdivisions in the U.S., loans to non-depository financial institutions, loans for purchasing or carrying securities, or all other non-consumer loans. Risk associated with other loans is tied to the underlying collateral by each type of loan. Collateral is generally equipment, accounts receivable, inventory, 1-4 family residential construction and is susceptible to the same risks mentioned with those collateral types previously. Other risks consist of collateral that is secured by the stock of a non-depository financial institution, which can be unlisted stock with a limited market for the stock, or volatility of asset values driven by market performance.

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2025 and December 31, 2024 (in thousands):

	Leases		Other
Risk	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Pass	$1,450	$1,492	$179,901	$179,047
Special Mention	—	—	—	—
Substandard	—	—	6	25
Doubtful	—	—	—	—
Total	$1,450	$1,492	$179,907	$179,072

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$192,146	$—	$149,345	$4,798	$1,488	$19,995	$1,150	$368,922	$4,566	$373,488
PCD allowance for credit loss at acquisition	9,883	—	5,284	—	—	—	—	15,167	—	15,167
Charge-offs	(6,112)	—	(4,178)	(400)	(681)	(5,524)	—	(16,895)	—	(16,895)
Recoveries	120	—	184	147	126	856	—	1,433	—	1,433
Provision	14,143	—	2,854	976	634	2,586	98	21,291	(291)	21,000
Ending balance - ACL	$210,180	$—	$153,489	$5,521	$1,567	$17,913	$1,248	$389,918	$4,275	$394,193
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$5,475	$—	$2,412	$138	$91	$—	$95	$8,211	$10	$8,221
Initial allowance for credit loss at acquisition	—	—	—	—	—	—	—	—	—	—
Provision	(1,230)	—	1,128	42	7	—	45	(8)	8	—
Ending balance - ACL on off-balance sheet	$4,245	$—	$3,540	$180	$98	$—	$140	$8,203	$18	$8,221

	Three Months Ended June 30, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$139,824	$—	$66,291	$3,399	$531	$14,557	$1,557	$226,159	$3,820	$229,979
Charge-offs	(50)	—	—	(2)	(261)	(3,545)	—	(3,858)	—	(3,858)
Recoveries	366	1	—	4	22	609	—	1,002	—	1,002
Provision	10,386	(1)	2,571	166	340	2,315	87	15,864	(864)	15,000
Ending balance - ACL	$150,526	$—	$68,862	$3,567	$632	$13,936	$1,644	$239,167	$2,956	$242,123
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088
Provision	(1,887)	(186)	1,221	(37)	4	—	(45)	(930)	(20)	(950)
Ending balance - ACL on off-balance sheet	$2,205	$—	$1,681	$80	$13	$—	$115	$4,094	$44	$4,138

	Six Months Ended June 30, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$160,912	$—	$77,340	$4,327	$966	$14,272	$1,272	$259,089	$2,645	$261,734
PCD allowance for credit loss at acquisition	45,026	—	32,048	206	13	—	—	77,293	—	77,293
Charge-offs	(32,108)	—	(6,502)	(1,629)	(1,423)	(12,200)	—	(53,862)	—	(53,862)
Recoveries	189	—	184	163	245	1,747	—	2,528	—	2,528
Provision	36,161	—	50,419	2,454	1,766	14,094	(24)	104,870	1,630	106,500
Ending balance - ACL	$210,180	$—	$153,489	$5,521	$1,567	$17,913	$1,248	$389,918	$4,275	$394,193
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,083	$—	$1,741	$70	$16	$—	$214	$4,124	$14	$4,138
Initial allowance for credit loss at acquisition	2,166	—	1,192	63	41	—	114	3,576	7	3,583
Provision	(4)	—	607	47	41	—	(188)	503	(3)	500
Ending balance - ACL on off-balance sheet	$4,245	$—	$3,540	$180	$98	$—	$140	$8,203	$18	$8,221

	Six Months Ended June 30, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$155,658	$—	$45,507	$6,941	$1,089	$7,935	$2,608	$219,738	$3,258	$222,996
Charge-offs	(994)	—	(250)	(176)	(669)	(7,246)	—	(9,335)	—	(9,335)
Recoveries	1,618	2	—	610	98	1,134	—	3,462	—	3,462
Provision	(5,756)	(2)	23,605	(3,808)	114	12,113	(964)	25,302	(302)	25,000
Ending balance - ACL	$150,526	$—	$68,862	$3,567	$632	$13,936	$1,644	$239,167	$2,956	$242,123
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,092	$186	$460	$117	$9	$—	$160	$5,024	$64	$5,088
Provision	(1,887)	(186)	1,221	(37)	4	—	(45)	(930)	(20)	(950)
Ending balance - ACL on off-balance sheet	$2,205	$—	$1,681	$80	$13	$—	$115	$4,094	$44	$4,138

Purchased loans that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as PCD loans. PCD loans are recorded at fair value plus the ACL expected at the time of acquisition. Upon the acquisition of HTLF, the Company recorded $62.1 million to establish the PCD ACL. During the second quarter of 2025, the Company recorded an additional $15.2 million to the PCD ACL based on credit factors that were determined to be in existence as of the date of acquisition.

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$25,979	$—	$25,979
Agriculture	1,092	—	1,092
Total Commercial and industrial	27,071	—	27,071
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	2,924	—	2,924
Non-owner-occupied	32,165	—	32,165
Farmland	1,770	—	1,770
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	6,673	—	6,673
Total Commercial real estate	43,532	—	43,532
Consumer real estate:
HELOC	4,582	—	4,582
First lien: 1-4 family	17,245	—	17,245
Junior lien: 1-4 family	362	—	362
Total Consumer real estate	22,189	—	22,189
Consumer:
Revolving line	76	—	76
Auto	82	—	82
Other	161	—	161
Total Consumer	319	—	319
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$93,111	$—	$93,111

	December 31, 2024
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$4,423	$—	$4,423
Agriculture	—	—	—
Total Commercial and industrial	4,423	—	4,423
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	707	—	707
Non-owner-occupied	—	—	—
Farmland	135	—	135
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	118	—	118
Total Commercial real estate	960	—	960
Consumer real estate:
HELOC	2,211	—	2,211
First lien: 1-4 family	11,240	—	11,240
Junior lien: 1-4 family	163	—	163
Total Consumer real estate	13,614	—	13,614
Consumer:
Revolving line	—	—	—
Auto	19	—	19
Other	21	—	21
Total Consumer	40	—	40
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$19,037	$—	$19,037

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

For the three months ended June 30, 2025, the Company had one new modification on a residential real estate loan made to a borrower experiencing financial difficulty with a total pre-modification loan balance of $131 thousand and a total post-modification loan balance of $133 thousand. For the six months ended June 30, 2025, the

Company had two modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $356 thousand and a total post-modification loan balance of $358 thousand. For the three and six-months ended June 30, 2024, the Company had two modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $291 thousand and a total post-modification loan balance of $293 thousand.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of June 30, 2025 and 2024. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three and six months ended June 30, 2025 and 2024, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,963,765	$14,579	$(1,423)	$1,976,921
U.S. Agencies	82,469	393	(171)	82,691
Mortgage-backed	7,253,716	36,842	(430,820)	6,859,738
State and political subdivisions	2,542,926	11,369	(135,810)	2,418,485
Corporates	266,521	139	(9,342)	257,318
Collateralized loan obligations	567,485	635	(585)	567,535
Total	$12,676,882	$63,957	$(578,151)	$12,162,688

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,331,394	$2,751	$(8,072)	$1,326,073
U.S. Agencies	129,246	126	(325)	129,047
Mortgage-backed	4,945,548	339	(524,957)	4,420,930
State and political subdivisions	1,309,126	487	(91,044)	1,218,569
Corporates	330,739	60	(13,629)	317,170
Collateralized loan obligations	361,623	1,060	(138)	362,545
Total	$8,407,676	$4,823	$(638,165)	$7,774,334

The following table presents contractual maturity information for securities available for sale at June 30, 2025 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$475,335	$473,732
Due after 1 year through 5 years	2,400,473	2,402,905
Due after 5 years through 10 years	671,864	656,022
Due after 10 years	1,875,494	1,770,291
Total	5,423,166	5,302,950
Mortgage-backed securities	7,253,716	6,859,738
Total securities available for sale	$12,676,882	$12,162,688

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2025, related to the acquisition of HTLF, the Company acquired securities available for sale with an Acquisition Date fair value of $3.1 billion.

The following table presents the sales of securities available for sale for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$4,931	$—	$616,354	$19,153
Gross realized gains	33	—	423	139
Gross realized losses	—	—	—	—

There were $11.9 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2025 and December 31, 2024, respectively.

Accrued interest on securities available for sale totaled $75.8 million and $43.1 million as of June 30, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024 (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	24	$236,106	$(805)	2	$29,351	$(618)	26	$265,457	$(1,423)
U.S. Agencies	2	9,776	(171)	—	—	—	2	9,776	(171)
Mortgage-backed	139	1,035,180	(9,428)	825	2,914,366	(421,392)	964	3,949,546	(430,820)
State and political subdivisions	330	824,021	(46,661)	1,452	877,534	(89,149)	1,782	1,701,555	(135,810)
Corporates	8	9,640	(69)	191	237,888	(9,273)	199	247,528	(9,342)
Collateralized loan obligations	27	273,792	(537)	3	15,856	(48)	30	289,648	(585)
Total	530	$2,388,515	$(57,671)	2,473	$4,074,995	$(520,480)	3,003	$6,463,510	$(578,151)

	Less than 12 months			12 months or more			Total
December 31, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	93	$635,739	$(6,319)	9	$142,518	$(1,753)	102	$778,257	$(8,072)
U.S. Agencies	4	20,858	(46)	5	56,712	(279)	9	77,570	(325)
Mortgage-backed	159	1,293,953	(22,468)	834	3,055,882	(502,489)	993	4,349,835	(524,957)
State and political subdivisions	264	173,006	(2,392)	1,629	953,458	(88,652)	1,893	1,126,464	(91,044)
Corporates	—	—	—	239	315,109	(13,629)	239	315,109	(13,629)
Collateralized loan obligations	7	47,222	(88)	5	30,521	(50)	12	77,743	(138)
Total	527	$2,170,778	$(31,313)	2,721	$4,554,200	$(606,852)	3,248	$6,724,978	$(638,165)

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

As of June 30, 2025 and December 31, 2024, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at June 30, 2025 and December 31, 2024, respectively (in thousands):

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	2,418,900	—	(360,424)	2,058,476	—	2,418,900
State and political subdivisions	3,080,557	44,984	(223,067)	2,902,474	(4,275)	3,076,282
Total	$5,499,457	$44,984	$(583,491)	$4,960,950	$(4,275)	$5,495,182

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$116,331	$—	$(581)	$115,750	$—	$116,331
Mortgage-backed	2,523,134	—	(418,482)	2,104,652	—	2,523,134
State and political subdivisions	2,739,447	12,035	(222,946)	2,528,536	(2,645)	2,736,802
Total	$5,378,912	$12,035	$(642,009)	$4,748,938	$(2,645)	$5,376,267

The following table presents contractual maturity information for securities held to maturity at June 30, 2025 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$153,966	$153,928
Due after 1 year through 5 years	296,090	296,620
Due after 5 years through 10 years	916,643	906,142
Due after 10 years	1,713,858	1,545,784
Total	3,080,557	2,902,474
Mortgage-backed securities	2,418,900	2,058,476
Total securities held to maturity	$5,499,457	$4,960,950

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2025, related to the acquisition of HTLF, the Company acquired securities held to maturity with an Acquisition Date fair value of $438.9 million.

There were no sales of securities held to maturity during the six months ended June 30, 2025 or 2024.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $155.0 million and $171.3 million at June 30, 2025 and December 31, 2024, respectively.

Accrued interest on securities held to maturity totaled $24.2 million and $25.6 million as of June 30, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024, respectively (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	—	$—	$—	—	$—	$—
Mortgage-backed	6	3,299	(40)	262	2,055,177	(360,384)	268	2,058,476	(360,424)
State and political subdivisions	91	309,905	(7,547)	1,357	1,447,974	(215,520)	1,448	1,757,879	(223,067)
Total	97	$313,204	$(7,587)	1,619	$3,503,151	$(575,904)	1,716	$3,816,355	$(583,491)

	Less than 12 months			12 months or more			Total
December 31, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	10	$115,750	$(581)	10	$115,750	$(581)
Mortgage-backed	6	3,527	(103)	263	2,101,125	(418,379)	269	2,104,652	(418,482)
State and political subdivisions	47	52,468	(2,030)	1,414	1,972,927	(220,916)	1,461	2,025,395	(222,946)
Total	53	$55,995	$(2,133)	1,687	$4,189,802	$(639,876)	1,740	$4,245,797	$(642,009)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at June 30, 2025 and December 31, 2024 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
June 30, 2025	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$49,717	$51,791	$482,877	$790,163	$40,396	$13,970	$14,290	$1,443,204
Utilities	754,866	752,490	106,127	23,205	665	—	—	1,637,353
Total state and political subdivisions	$804,583	$804,281	$589,004	$813,368	$41,061	$13,970	$14,290	$3,080,557

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2024	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$424,690	$610,351	$36,628	$21,990	$1,093,659
Utilities	759,798	761,706	99,127	24,509	648	—	1,645,788
Total state and political subdivisions	$759,798	$761,706	$523,817	$634,860	$37,276	$21,990	$2,739,447

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

All held-to-maturity securities were current and not past due at June 30, 2025 and December 31, 2024.

Trading Securities

There were net unrealized gains on trading securities of $48 thousand and $6 thousand at June 30, 2025 and 2024, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $15.2 million and $7.1 million at June 30, 2025 and December 31, 2024, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
FRB and FHLB stock	$137,415	$42,672
Equity securities with readily determinable fair values	47,651	11,596
Equity securities without readily determinable fair values	533,749	416,750
Total	$718,815	$471,018

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

During 2025, related to the acquisition of HTLF, the Company acquired other securities with an acquired fair value of $124.9 million as of the Acquisition Date, including $2.0 million of FRB and FHLB stock and $122.9 million of equity securities without readily determinable fair values.

The table below presents the changes in equity securities without readily determinable fair values for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$539,930	$374,470	$416,750	$394,035
Acquisition of HTLF	1,117	—	122,886	—
Purchases of securities	24,827	6,745	48,830	11,757
Observable upward price adjustments	9,411	1,108	10,433	13,188
Observable downward price adjustments	(2,302)	(2,949)	(8,575)	(5,774)
Sales of securities and other activity	(39,234)	(8,251)	(56,575)	(42,083)
Ending balance	$533,749	$371,123	$533,749	$371,123

Investment Securities Gains, Net

The following table presents the components of Investment securities gains (losses), net for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment securities gains (losses), net
Available-for-sale debt securities:
Gains realized on sales	$33	$—	$423	$139
Equity securities with readily determinable fair values:
Fair value adjustments, net	29,472	(26)	29,616	(49)
Equity securities without readily determinable fair values:
Fair value adjustments, net	(60)	(2,565)	(5,303)	(3,015)
Sales	8,240	724	8,167	10,429
Total investment securities gains (losses), net	$37,685	$(1,867)	$32,903	$7,504

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2025 and December 31, 2024 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2025	$63,113	$76,492	$67,780	$207,385
Acquisition of HTLF	963,185	—	642,124	1,605,309
Balances as of June 30, 2025	$1,026,298	$76,492	$709,904	$1,812,694

Balances as of January 1, 2024	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2024	$63,113	$76,492	$67,780	$207,385

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$476,445	$123,212	$599,657
Accumulated amortization	37,695	30,044	67,739
Net carrying amount	$438,750	$93,168	$531,918

	As of December 31, 2024
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$86,800	$89,145
Accumulated amortization	1,600	23,898	25,498
Net carrying amount	$745	$62,902	$63,647

Related to the acquisition of HTLF, the Company recognized $1.6 billion of goodwill, a $474.1 million core deposit intangible asset, wealth customer list of $26.0 million, and purchased credit card relationships of $10.9 million. See Note 13, “Acquisition” for additional information.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Aggregate amortization expense	$25,268	$1,911	$42,750	$3,871

The following table discloses the estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2025	$50,520
For the year ending December 31, 2026	92,302
For the year ending December 31, 2027	81,711
For the year ending December 31, 2028	69,643
For the year ending December 31, 2029	60,697

7. Borrowed Funds

The components of the Company’s borrowed funds are as follows (in thousands):

	June 30, 2025	December 31, 2024
Long-term debt:
Trust preferred securities	$217,864	$76,782
Subordinated notes 3.70%, net of issuance costs	188,851	199,681
Subordinated notes 6.25%, net of issuance costs	109,042	108,829
Subordinated notes 2.75%	141,567	—
Total long-term debt	657,324	385,292
Total borrowed funds	$657,324	$385,292

The following table presents details of outstanding trust preferred securities as of June 30, 2025 (in thousands):

	Amount Outstanding	Issuance Date	Interest Rate	Interest Rate as of June 30, 2025	Maturity Date
Marquette Capital Trust I	$19,110	12/28/2005	1.33% over 3-month term SOFR	5.85%	1/7/2036
Marquette Capital Trust II	19,599	12/28/2005	1.33% over 3-month term SOFR	5.85	1/7/2036
Marquette Capital Trust III	7,696	5/30/2006	1.50% over 3-month term SOFR	6.09	6/23/2036
Marquette Capital Trust IV	31,051	6/30/2006	1.60% over 3-month term SOFR	6.18	9/15/2036
Heartland Financial Statutory Trust IV	9,579	3/17/2004	2.75% over 3-month term SOFR	7.32	3/17/2034
Heartland Financial Statutory Trust V	17,250	1/27/2006	1.33% over 3-month term SOFR	5.85	4/7/2036
Heartland Financial Statutory Trust VI	16,752	6/21/2007	1.48% over 3-month term SOFR	6.06	9/15/2037
Heartland Financial Statutory Trust VII	14,658	6/26/2007	1.48% over 3-month term SOFR	6.07	9/1/2037
Morrill Statutory Trust I	9,892	12/19/2002	3.25% over 3-month term SOFR	7.81	12/26/2032
Morrill Statutory Trust II	9,645	12/17/2003	2.85% over 3-month term SOFR	7.42	12/17/2033
Sheboygan Statutory Trust I	7,283	9/17/2003	2.95% over 3-month term SOFR	7.52	9/17/2033
CBNM Capital Trust I	4,818	9/10/2004	3.25% over 3-month term SOFR	7.83	12/15/2034
Citywide Capital Trust III	6,739	12/19/2003	2.80% over 3-month term SOFR	7.34	12/19/2033
Citywide Capital Trust IV	4,643	9/30/2004	2.20% over 3-month term SOFR	6.79	9/30/2034
Citywide Capital Trust V	12,966	5/31/2006	1.54% over 3-month term SOFR	6.12	7/25/2036
OCGI Statutory Trust III	3,002	6/27/2002	3.65% over 3-month term SOFR	8.17	9/30/2032
OCGI Statutory Trust IV	5,612	9/23/2004	2.50% over 3-month term SOFR	7.08	12/15/2034
BVBC Capital Trust II	7,393	4/10/2003	3.25% over 3-month term SOFR	7.79	4/24/2033
BVBC Capital Trust III	10,176	7/29/2005	1.60% over 3-month term SOFR	6.16	9/30/2035
Total trust preferred securities	$217,864

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that mature on September 17, 2030. The notes bear interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. The Company may redeem the notes, in whole or in part, on September 17, 2025, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.1 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank. During the six months ended June 30, 2025, the Company purchased and subsequently retired $11.1 million of its 2020 subordinated notes.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $1.0 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

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

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities, as summarized in the table above. These long-term debt obligations had an aggregate contractual balance of $262.9 million and a carrying value of $217.9 million as of June 30, 2025. As of December 31, 2024, the debt obligations related to the four unconsolidated trusts acquired from Marquette had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of June 30, 2025 and December 31, 2024 the Company owned $10.3 million and $10.2 million of FHLB stock, respectively. As of June 30, 2025, the Company had 15 letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $211.2 million and have various maturity dates through October, 2025. The Company’s remaining borrowing capacity with the FHLB was $1.8 billion as of June 30, 2025.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2025 and December 31, 2024, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2025
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$704,455	$—	$—	$—	$704,455
U.S. Agencies	1,566,312	40,205	557,361	2,000	2,165,878
Total repurchase agreements	$2,270,767	$40,205	$557,361	$2,000	$2,870,333

	As of December 31, 2024
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$608,836	$—	$—	$608,836
U.S. Agencies	1,496,676	431,048	2,750	1,930,474
Total repurchase agreements	$2,105,512	$431,048	$2,750	$2,539,310

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

Business Segment financial information is produced using an internal reporting system which is based on a series of management estimates for funds transfer pricing (FTP), and allocations of noninterest expense and income taxes. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company’s broader funding profile. These estimates and allocations are periodically reviewed and refined. The CODM uses the Business Segment net income in deciding how to allocate resources and assess performance for individual Business Segments, including evaluating the cost or opportunity value of funds within each Business Segment and identifying areas of focus for organic growth or acquisition. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2025. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2025 and June 30, 2024 were as follows (in thousands):

	Three Months Ended June 30, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$322,619	$66,331	$78,074	$467,024
Provision for credit losses	18,334	430	2,236	21,000
Noninterest income	43,219	107,998	70,968	222,185

Salaries and employee benefits	53,685	47,278	39,450	140,413
Processing fees	3,770	9,778	4,948	18,496
Bankcard	3,620	5,424	3,331	12,375
Amortization of other intangible assets	—	1,776	103	1,879
Allocated technology, service, overhead	95,114	31,921	50,037	177,072
Other segment items*	14,459	8,960	19,514	42,933
Noninterest expense	170,648	105,137	117,383	393,168
Income before taxes	176,856	68,762	29,423	275,041
Income tax expense	37,068	14,412	6,167	57,647
Net income	$139,788	$54,350	$23,256	$217,394
Average assets	$33,917,000	$18,978,000	$13,977,000	$66,872,000

*Other segment items include occupancy, equipment, supplies and services, marketing and business development costs, legal and consulting, and regulatory fees.

	Three Months Ended June 30, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$161,163	$50,826	$33,119	$245,108
Provision for credit losses	12,058	268	1,724	14,050
Noninterest income	28,777	94,035	22,107	144,919

Salaries and employee benefits	26,773	40,616	22,759	90,148
Processing fees	2,377	7,568	3,140	13,085
Bankcard	3,555	5,405	2,867	11,827
Amortization of other intangible assets	—	1,781	131	1,912
Allocated technology, service, overhead	47,791	28,695	32,733	109,219
Other segment items*	8,101	8,649	6,126	22,876
Noninterest expense	88,597	92,714	67,756	249,067
Income (loss) before taxes	89,285	51,879	(14,254)	126,910
Income tax expense (benefit)	17,579	9,573	(1,587)	25,565
Net income (loss)	$71,706	$42,306	$(12,667)	$101,345
Average assets	$21,153,000	$14,367,000	$6,956,000	$42,476,000

	Six Months Ended June 30, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$596,536	$127,489	$140,638	$864,663
Provision for credit losses	85,085	865	21,050	107,000
Noninterest income	80,438	211,792	96,153	388,383

Salaries and employee benefits	107,271	94,464	75,448	277,183
Processing fees	7,434	20,425	9,392	37,251
Bankcard	6,793	11,461	6,917	25,171
Amortization of other intangible assets	—	3,562	206	3,768
Allocated technology, service, overhead	196,240	64,165	102,501	362,906
Other segment items*	25,922	18,325	27,429	71,676
Noninterest expense	343,660	212,402	221,893	777,955
Income (loss) before taxes	248,229	126,014	(6,152)	368,091
Income tax expense (benefit)	46,777	23,746	(1,159)	69,364
Net income (loss)	$201,452	$102,268	$(4,993)	$298,727
Average assets	$31,979,000	$18,658,000	$12,803,000	$63,440,000

	Six Months Ended June 30, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$319,145	$99,951	$65,446	$484,542
Provision for credit losses	19,823	502	3,725	24,050
Noninterest income	72,755	185,739	45,669	304,163

Salaries and employee benefits	53,990	80,425	44,935	179,350
Processing fees	4,540	14,404	6,315	25,259
Bankcard	6,236	9,980	5,978	22,194
Amortization of other intangible assets	—	3,610	262	3,872
Allocated technology, service, overhead	102,219	64,049	58,708	224,976
Other segment items*	16,867	17,786	13,567	48,220
Noninterest expense	183,852	190,254	129,765	503,871
Income (loss) before taxes	188,225	94,934	(22,375)	260,784
Income tax expense (benefit)	34,411	17,161	(2,391)	49,181
Net income (loss)	$153,814	$77,773	$(19,984)	$211,603
Average assets	$21,314,000	$13,984,000	$6,948,000	$42,246,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended June 30, 2025 and June 30, 2024, the Company had $13.7 million and $10.4 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. For the six months ended June 30, 2025 and June 30, 2024, the Company had $25.5 million and $18.3 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2025. Total receivables from revenue recognized under the scope of ASC 606 were $105.0 million and $100.2 million as of June 30, 2025 and December 31, 2024, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three and six months ended June 30, 2025 and June 30, 2024. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2025 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$752	$63,577	$18,934	$—	$83,263
Trading and investment banking	—	85	—	6,085	6,170
Service charges on deposit accounts	16,199	10,162	2,466	38	28,865
Insurance fees and commissions	—	—	189	—	189
Brokerage fees	62	17,573	2,890	—	20,525
Bankcard fees	27,285	7,304	8,135	(13,706)	29,018
Investment securities gains, net	—	—	—	37,685	37,685
Other	2,262	695	921	12,592	16,470
Total Noninterest income	$46,560	$99,396	$33,535	$42,694	$222,185

	Three Months Ended June 30, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$55,310	$14,700	$—	$70,010
Trading and investment banking	—	501	—	4,960	5,461
Service charges on deposit accounts	10,492	10,424	1,317	28	22,261
Insurance fees and commissions	—	—	267	—	267
Brokerage fees	65	12,079	1,876	—	14,020
Bankcard fees	20,275	6,999	5,455	(10,383)	22,346
Investment securities losses, net	—	—	—	(1,867)	(1,867)
Other	162	788	659	10,812	12,421
Total Noninterest income	$30,994	$86,101	$24,274	$3,550	$144,919

	Six Months Ended June 30, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$1,231	$124,825	$36,988	$—	$163,044
Trading and investment banking	—	414	—	11,667	12,081
Service charges on deposit accounts	30,780	21,021	4,444	77	56,322
Insurance fees and commissions	—	—	367	—	367
Brokerage fees	129	32,945	5,553	—	38,627
Bankcard fees	51,449	14,546	14,818	(25,502)	55,311
Investment securities gains, net	—	—	—	32,903	32,903
Other	3,541	1,377	1,703	23,107	29,728
Total Noninterest income	$87,130	$195,128	$63,873	$42,252	$388,383

	Six Months Ended June 30, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$110,551	$28,937	$—	$139,488
Trading and investment banking	—	546	—	10,377	10,923
Service charges on deposit accounts	20,843	19,519	2,601	55	43,018
Insurance fees and commissions	—	—	550	—	550
Brokerage fees	133	23,402	3,645	—	27,180
Bankcard fees	38,275	13,704	10,601	(18,266)	44,314
Investment securities gains, net	—	—	—	7,504	7,504
Other	300	1,587	1,334	27,965	31,186
Total Noninterest income	$59,551	$169,309	$47,668	$27,635	$304,163

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

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contractual or Notional Amount
	June 30,	December 31,
	2025	2024
Commitments to extend credit for loans (excluding credit card loans)	$16,486,152	$12,904,749
Commitments to extend credit under credit card loans	5,746,649	5,474,758
Commercial letters of credit	6,046	311
Standby letters of credit	443,005	404,697
Forward contracts	89,559	55,174
Spot foreign exchange contracts	34,180	50,006
Commitments to extend credit for securities purchased under agreements to resell	181,000	96,000

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

The ACL for off-balance sheet credit exposures was $8.2 million and $4.1 million at June 30, 2025 and December 31, 2024, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. As part of the acquisition of HTLF, the Company recorded an ACL of $3.6 million related to acquired off-balance sheet credit exposures. There was no provision for off-balance sheet credit exposures recorded for the three months ended June 30, 2025. For the six months ended June 30, 2025, provision of $500 thousand was recorded for off-balance sheet credit exposures. For the three and six months ended June 30, 2024, a reduction of $1.0 million of provision was recorded for off-balance sheet credit exposures. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2025	2024	2025	2024
Interest Rate Products:
Derivatives not designated as hedging instruments	$138,867	$102,118	$143,095	$107,386
Derivatives designated as hedging instruments	163,474	132,325	15	56
Total	$302,341	$234,443	$143,110	$107,442

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both June 30, 2025 and December 31, 2024, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For both the three months ended June 30, 2025 and 2024 the Company reclassified $1.2 million from AOCI to Interest income in connection with these terminated hedges. For the six months ended June 30, 2025 and 2024 the Company reclassified $2.4 million and $3.8 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $48.6 million net of tax, and $50.4 million net of tax, as of June 30, 2025 and December 31, 2024, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2025 and December 31, 2024, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both June 30, 2025 and December 31, 2024.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of both June 30, 2025 and December 31, 2024, the Company had 13 interest rate floors and floor spreads with an aggregate notional amount of $3.0 billion that were designated as cash flow hedges of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $0.7 million from AOCI as a reduction to Interest expense and $7.3 million from AOCI as a reduction to Interest income during the next 12 months. As of June 30, 2025, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 11.2 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of June 30, 2025, the Company had 804 interest rate swaps with an aggregate notional amount of $10.3 billion related to this program. The acquisition of HTLF included 478 interest rate swaps with an aggregate notional amount of $4.2 billion as of the Acquisition Date. As of December 31, 2024, the Company had 298 interest rate swaps with an aggregate notional amount of $5.5 billion.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Amount of (Loss) Gain Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Interest Rate Products
Derivatives not designated as hedging instruments	$(92)	$(14)	$(182)	$67
Total	$(92)	$(14)	$(182)	$67

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

	For the Three Months Ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$14,457	$23,515	$(9,058)	$(3,462)	$(2,878)	$(584)
Interest rate swaps	(71)	(71)	—	244	244	—
Total	$14,386	$23,444	$(9,058)	$(3,218)	$(2,634)	$(584)

	For the Three Months Ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(9,622)	$(12,657)	$3,035	$514	$1,538	$(1,024)
Interest rate swaps	847	847	—	376	376	—
Total	$(8,775)	$(11,810)	$3,035	$890	$1,914	$(1,024)

	For the Six Months Ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$38,192	$68,667	$(30,475)	$(4,857)	$(3,695)	$(1,162)
Interest rate swaps	(1,160)	(1,160)	—	487	487	—
Total	$37,032	$67,507	$(30,475)	$(4,370)	$(3,208)	$(1,162)

	For the Six Months Ended June 30, 2024
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(25,158)	$(37,713)	$12,555	$1,217	$3,126	$(1,909)
Interest rate swaps	2,725	2,725	—	751	751	—
Total	$(22,433)	$(34,988)	$12,555	$1,968	$3,877	$(1,909)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2025, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $2.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2025, the Company had posted $2.6 million of collateral. If the Company had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at June 30, 2025
Description	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,260	$1,260	$—	$—
U.S. Agencies	8,142	—	8,142	—
Mortgage-backed	110	—	110	—
State and political subdivisions	11,376	—	11,376	—
Corporates	2,198	2,198	—	—
Trading – other	1,612	1,612	—	—
Trading securities	24,698	5,070	19,628	—
U.S. Treasury	1,976,921	1,976,921	—	—
U.S. Agencies	82,691	—	82,691	—
Mortgage-backed	6,859,738	—	6,859,738	—
State and political subdivisions	2,418,485	—	2,418,485	—
Corporates	257,318	257,318	—	—
Collateralized loan obligations	567,535	—	567,535	—
Available-for-sale securities	12,162,688	2,234,239	9,928,449	—
Equity securities with readily determinable fair values	47,651	47,651	—	—
Derivatives	302,341	—	302,341	—
Total	$12,537,378	$2,286,960	$10,250,418	$—
Liabilities
Derivatives	$143,110	$—	$143,110	$—
Securities sold not yet purchased	15,219	—	15,219	—
Total	$158,329	$—	$158,329	$—

	Fair Value Measurement at December 31, 2024
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,620	$1,620	$—	$—
U.S. Agencies	8,369	—	8,369	—
Mortgage-backed	—	—	—	—
State and political subdivisions	11,469	—	11,469	—
Corporates	6,935	6,935	—	—
Trading – other	140	140	—	—
Trading securities	28,533	8,695	19,838	—
U.S. Treasury	1,326,073	1,326,073	—	—
U.S. Agencies	129,047	—	129,047	—
Mortgage-backed	4,420,930	—	4,420,930	—
State and political subdivisions	1,218,569	—	1,218,569	—
Corporates	317,170	317,170	—	—
Collateralized loan obligations	362,545	—	362,545	—
Available for sale securities	7,774,334	1,643,243	6,131,091	—
Equity securities with readily determinable fair values	11,596	11,596	—	—
Derivatives	234,443	—	234,443	—
Total	$8,048,906	$1,663,534	$6,385,372	$—
Liabilities
Derivatives	$107,442	$—	$107,442	$—
Securities sold not yet purchased	7,100	—	7,100	—
Total	$114,542	$—	$114,542	$—

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

Assets measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at June 30, 2025 Using
Description	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Six Months Ended June 30
Collateral dependent assets	$2,789	$—	$—	$2,789	$(4,844)
Other real estate owned	2,491	—	—	2,491	(25)
Other repossessed assets	34	—	—	34	—
Total	$5,314	$—	$—	$5,314	$(4,869)

	Fair Value Measurement at December 31, 2024 Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,405	$—	$—	$2,405	$(256)
Other real estate owned	—	—	—	—	—
Other repossessed assets	26,779	—	—	26,779	—
Total	$29,184	$—	$—	$29,184	$(256)

Valuation methods for instruments measured at fair value on a non-recurring basis

The following methods and assumptions were used to estimate the fair value of each class of financial instruments measured on a non-recurring basis:

Collateral Dependent Assets Collateral dependent assets are assets evaluated as part of the ACL on an individual basis. Those assets for which there is an associated allowance are considered financial assets measured at fair value on a non-recurring basis. Adjustments are recorded on certain assets to reflect write-downs that are based on the external appraised value of the underlying collateral. The external appraisals are generally based on recent sales of comparable properties which are then adjusted for the unique characteristics of the property being valued. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists within the Company’s property management group and the Company’s credit department. The valuation of collateral dependent assets are reviewed on a quarterly basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

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

The estimated fair value of the Company’s financial instruments at June 30, 2025 and December 31, 2024 are as follows (in thousands):

	Fair Value Measurement at June 30, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$11,851,073	$11,113,882	$737,191	$—	$11,851,073
Securities available for sale	12,162,688	2,234,239	9,928,449	—	12,162,688
Securities held to maturity (exclusive of allowance for credit losses)	5,499,457	—	4,960,950	—	4,960,950
Trading securities	24,698	5,070	19,628	—	24,698
Other securities	718,815	47,651	671,164	—	718,815
Loans (exclusive of allowance for credit losses)	36,813,671	—	36,884,575	—	36,884,575
Derivatives	302,341	—	302,341	—	302,341
FINANCIAL LIABILITIES
Demand and savings deposits	56,696,075	56,696,075	—	—	56,696,075
Time deposits	3,290,934	—	3,290,934	—	3,290,934
Other borrowings	2,932,606	62,274	2,870,332	—	2,932,606
Long-term debt	657,324	—	714,599	—	714,599
Derivatives	143,110	—	143,110	—	143,110
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					6,615
Commitments to extend resell agreements					29
Commercial letters of credit					61
Standby letters of credit					2,189

	Fair Value Measurement at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,104,445	$8,559,445	$545,000	$—	$9,104,445
Securities available for sale	7,774,334	1,643,243	6,131,091	—	7,774,334
Securities held to maturity (exclusive of allowance for credit losses)	5,378,912	—	4,748,938	—	4,748,938
Trading securities	28,533	8,695	19,838	—	28,533
Other securities	471,018	11,596	459,422	—	471,018
Loans (exclusive of allowance for credit losses)	25,645,057	—	25,665,211	—	25,665,211
Derivatives	234,443	—	234,443	—	234,443
FINANCIAL LIABILITIES
Demand and savings deposits	41,014,362	41,014,362	—	—	41,014,362
Time deposits	2,127,667	—	2,127,667	—	2,127,667
Other borrowings	2,609,715	70,405	2,539,310	—	2,609,715
Long-term debt	385,292	—	417,217	—	417,217
Derivatives	107,442	—	107,442	—	107,442
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					12,515
Commitments to extend resell agreements					292
Commercial letters of credit					135
Standby letters of credit					4,375

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

13. Acquisition

On January 31, 2025 (Acquisition Date), the Company acquired all of the outstanding stock of Heartland Financial USA, Inc., a Delaware corporation (HTLF), in an all-stock transaction, issuing a total of 23.6 million shares of the Company’s common stock and 4.6 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A (the Series A preferred stock). Pursuant to the Agreement and Plan of Merger, dated as of April 28, 2024, (i) HTLF merged with and into the Company, with the Company continuing as the surviving corporation and (ii) one day after the closing date of the acquisition of HTLF by the Company, HTLF’s wholly owned bank subsidiary, a Colorado-chartered bank (HTLF Bank), merged with and into UMB Bank, National Association, the Company’s national bank subsidiary (the Bank), with the Bank continuing as the surviving bank.

Total consideration for the acquisition was $2.9 billion, consisting of the Company’s common stock valued at $2.8 billion (based on the Company’s common stock price of $117.90) and the Company’s Series A preferred stock valued at $115.2 million (based on the Company’s Series A preferred stock price of $25.05) as of close of business on the Acquisition Date. Each HTLF common stock share was converted into 0.55 shares of the Company’s common stock. Each HTLF preferred stock share was converted into a share of the Company’s Series A preferred stock.

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

Fair Value January 31, 2025
Assets
Loans, net of allowance for credit losses on loans	$9,742,716
Investment securities	3,671,925
Interest-bearing due from banks	965,003
Cash and due from banks	174,985
Premises and equipment, net	175,354
Identifiable intangible assets	511,021
Other assets	898,765
Total assets acquired	$16,139,769

Liabilities
Noninterest-bearing deposits	$3,761,997
Interest-bearing deposits	10,586,989
Long-term debt	278,018
Other liabilities	198,945
Total liabilities assumed	$14,825,949

Net identifiable assets acquired	$1,313,820
Preliminary goodwill	1,605,309
Net assets acquired	$2,919,129

Consideration
Common stock consideration:
Company's common shares issued	23,609
Purchase price per share of the Company's common stock	$117.90
Fair value of common stock consideration	$2,783,510
Preferred stock consideration	115,230
Stock-based compensation consideration	20,389
Fair value of total consideration transferred	$2,919,129

The fair value of the acquired assets and liabilities noted in the table above is preliminary pending receipt of the final valuation for those assets and liabilities. During the preliminary period (Measurement Period), which may last up to twelve months subsequent to the Acquisition Date, the Company will continue to review information relating to events and circumstances existing as of the Acquisition Date that could impact the preliminary fair value estimates of the acquired assets and liabilities. In the table of acquired net assets above, the amount of net assets acquired reflect Measurement Period adjustments made during the second quarter of 2025 that resulted in a net decrease in net assets acquired of $14.2 million. This decrease was primarily driven by an increase in the ACL for PCD loans of $15.2 million based on credit factors that were determined to be in existence as of the Acquisition Date. The Company expects that some adjustments to the fair value of the acquired assets and liabilities will be recorded after June 30, 2025.

The amount of goodwill arising from the acquisition reflects the Company’s increased market share and related synergies that are expected to result from combining the operations of UMB and HTLF. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. The Company has approximately $44.0 million of tax-deductible goodwill that arose in previous transactions completed by HTLF which carries over. The remaining goodwill related to the acquisition is not expected to be deductible for tax purposes. Of the $1.6 billion in goodwill arising from the acquisition, $963.2 million was assigned to the Commercial Banking segment and $642.1 million was assigned to the Personal Banking segment. The fair value of the acquired identifiable intangible assets of $511.0 million is comprised of a core deposit intangible of $474.1 million, a customer list of $26.0 million and purchased credit card relationships of $10.9 million.

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

At the Acquisition Date, of the $9.7 billion of loans acquired from HTLF, $3.0 billion were accounted for as PCD loans. The following table provides a summary of PCD loans purchased as part of the HTLF acquisition as of the Acquisition Date (in thousands):

January 31, 2025

Principal of PCD loans acquired	$3,237,332
PCD ACL at acquisition	(77,293)
Non-credit discount on PCD loans	(113,518)
Fair value of PCD Loans	$3,046,521

The Company assumed long-term debt obligations with an aggregate balance of $159.8 million and an aggregate fair value of $139.3 million as of the Acquisition Date payable to fifteen unconsolidated trusts that have issued trust preferred securities. The interest rates on the acquired trust preferred securities ranged from 5.89% to 8.21% as of the Acquisition Date and reset quarterly. The acquired trust preferred securities have maturity dates ranging from September 2032 to September 2037.

The Company assumed $150.0 million in aggregate subordinated notes due September 2031. The subordinated notes have a fixed interest rate of 2.75% until September 2031, at which time the interest rate will reset quarterly. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025.

The results of HTLF are included in the results of the Company subsequent to the Acquisition Date. Transaction costs incurred after the Acquisition Date totaled $64.8 million, primarily in Salaries and employee benefits and Legal and consulting in the Consolidated Statements of Income, as well as $62.0 million in Provision expense to establish an ACL on the HTLF loans designated as non-PCD as of the Acquisition Date (Day 1 Provision expense). Additional transaction and integration costs will be expensed in future periods as incurred.

The following unaudited pro forma information combines the historical results of HTLF and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the HTLF acquisition had been completed on January 1, 2024, total revenue would have been approximately $1.3 billion and $1.2 billion for the six-month periods ended June 30, 2025 and June 30, 2024, respectively. Net income available to common shareholders would have been approximately $393.0 million and $223.7 million, respectively, for the same periods. Basic earnings per share would have been $5.27 and $3.10 for the same periods, respectively.

The pro forma information above reflects adjustments made to exclude the impact of acquisition-related expenses of $66.7 million for the six months ended June 30, 2025 and include such expenses in the six months ended June 30, 2024. Day 1 provision expense of $62.0 million was included in 2024 to reflect the assumption of the acquisition timing noted above. Adjustments also included adjusting net interest income by the estimated net accretion of fair value marks on acquired loans, HTM securities, time deposits and long-term debt of $8.7 million and $68.6 million for the six-month periods ended June 30, 2025 and June 30, 2024, respectively, and adjusting noninterest expense for the estimated net amortization of intangibles and fair value marks on premises and equipment of $8.0 million and $48.0 million for the six-month periods ended June 30, 2025 and June 30, 2024, 2024, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six months ended June 30, 2025. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

On January 31, 2025, UMBF completed its previously announced acquisition of Heartland Financial, USA, Inc. (HTLF). The acquisition added assets with a fair value of approximately $16.1 billion, $9.7 billion of loans, net of the allowance for credit losses, and $14.3 billion of deposits. The combined company retains its #1 deposit market share in Missouri and now ranks in the top 10 in Colorado, New Mexico, Kansas, and Arizona. The impacts of the acquisition are significant drivers in the results for the first six months of 2025.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The acquisition of HTLF will be integral in improving operational efficiency. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the second quarter of 2025, total revenue increased $299.2 million, or 76.7%, as compared to the second quarter of 2024, while noninterest expense increased $144.1 million, or 57.9%, for the same period. Included in the second quarter noninterest expense is $13.5 million in acquisition-related expense. Revenue is also impacted by accretion and amortization of the fair value adjustments discussed in Note 13, “Acquisition” above. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the second quarter of 2025, the Company had an increase in net interest income of $221.9 million, or 90.5%, from the same period in 2024. The change in net interest income was primarily driven by rate and mix changes related to the HTLF acquisition. Interest income increased $312.3 million, or 58.0%, while interest expense increased $90.3 million, or 30.8%. The increase in interest income was driven by a $12.6 billion, or 52.9%, increase in average loans, a $3.2 billion, or 91.0%, increase in average interest-bearing due from banks, and a $5.0 billion, or 39.4%, increase in total securities. The funding for these assets was driven primarily by a 57.3% increase in average interest-bearing liabilities, including an increase in average interest-bearing deposits of $17.0 billion compared to the same period in 2024. Net interest margin, on a tax-equivalent basis, increased 59 basis points compared to the same period in 2024, primarily due to cost and mix changes of loan balances and interest-bearing liabilities. Net interest spread increased 88 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy, as well as uncertainty about the impacts of recent tariffs. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $77.3 million, or 53.3%, to $222.2 million for the three months ended June 30, 2025, compared to the same period in 2024. This change is due to HTLF-related fee income from trust income, deposit service charges, and bankcard fees, coupled with an increase of $39.6 million in investment securities gains, primarily driven by the pre-tax gain of $29.4 million on the Company’s investment in Voyager Technologies, Inc. and a $10.0 million increase in valuation in the Company’s non-marketable securities. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended June 30, 2025, noninterest income represented 32.2% of total revenue, compared to 37.2% for the same period in

2024. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At June 30, 2025, the Company had $7.3 billion in total shareholders’ equity. This is an increase of $4.1 billion, or 125.8%, compared to total shareholders’ equity at June 30, 2024. At June 30, 2025, the Company had a total risk-based capital ratio of 13.46%. The Company did not repurchase shares of common stock during the second quarter of 2025, except for shares acquired pursuant to the Company's share-based incentive programs. The second quarter of 2025 includes the issuance of 12.0 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.75% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the Series B Preferred Stock).

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2025. The changes identified in the summary are explained in greater detail below. The Company recorded net income available to common shareholders of $215.4 million for the three-month period ended June 30, 2025, compared to net income available to common shareholders of $101.3 million for the same period a year earlier. Basic earnings per common share for the second quarter of 2025 were $2.84 per share ($2.82 per share fully-diluted) compared to $2.08 per common share ($2.07 per share fully-diluted) for the second quarter of 2024. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2025 were 1.29% and 12.72%, respectively, compared to 0.96% and 12.73%, respectively, for the three-month period ended June 30, 2024.

The Company recorded net income available to common shareholders of $294.7 million for the six-month period ended June 30, 2025, compared to net income available to common shareholders of $211.6 million for the same period a year earlier. Basic earnings per common share for the six-month period ended June 30, 2025 were $4.18 per share ($4.16 per share fully-diluted) compared to $4.34 per share ($4.32 per share fully-diluted) for the same period in 2024. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2025 were 0.94% and 9.67%, respectively, compared to 1.01% and 13.41%, respectively, for the six-month period ended June 30, 2024.

Net interest income for the three and six-month periods ended June 30, 2025 increased $221.9 million, or 90.5%, and increased $380.1 million, or 78.4%, respectively, compared to the same periods in 2024. For the three-month period ended June 30, 2025, average earning assets increased by $21.2 billion, or 52.7%, and for the six-month period ended June 30, 2025, they increased by $18.4 billion, or 46.0%, compared to the same periods in 2024. Net interest margin, on a tax-equivalent basis, increased to 3.10% and 3.04% for the three and six-month periods ended June 30, 2025, respectively, compared to 2.51% and 2.50% for the same periods in 2024.

The provision for credit losses increased by $7.0 million for the three-month period ended June 30, 2025 and increased by $83.0 million for the six-month period ended June 30, 2025, as compared to the same periods in 2024. Provision expense for the six-month period included $62.0 million to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the transaction. See Note 13, “Acquisition” above. The remainder of the increase in provision was driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. The Company’s nonperforming loans increased $83.3 million to $97.0 million at June 30, 2025, compared to June 30, 2024. This includes $69.8 million in nonperforming loans related to HTLF. The ACL on loans as a percentage of total loans increased seven basis points to 1.06% as of June 30, 2025, compared to June 30, 2024. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $77.3 million, or 53.3%, for the three-month period ended June 30, 2025, and increased by $84.2 million, or 27.7%, for the six-month period ended June 30, 2025, compared to the same periods in 2024. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $144.1 million, or 57.9%, for the three-month period ended June 30, 2025, and increased by $274.1 million, or 54.4%, for the six-month period ended June 30, 2025, compared to the same periods in 2024. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and six-month periods ended June 30, 2025 increased $221.9 million, or 90.5%, and increased $380.1 million, or 78.4%, compared to the same periods in 2024. This increase is primarily driven by rate and mix changes related to the HTLF acquisition. For the three-month period ended June 30, 2025, margin included $42.2 million of net accretion related to the fair value adjustments discussed in Note 13, “Acquisition” above.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended June 30, 2025 increased 88 basis points as compared to the same period in 2024. Net interest margin for the three months ended June 30, 2025 increased 59 basis points compared to the same period in 2024. Net interest spread for the six-month period ended June 30, 2025 increased by 80 basis points as compared to the same period in 2024. Net interest margin for the six-month period ended June 30, 2025 increased by 54 basis points compared to the same period in 2024. The changes for both periods are driven by rate and balance sheet mix changes from the acquired HTLF balance sheet creating very favorable volume and rate variances. The cost of interest-bearing liabilities decreased 71 basis points from the second quarter of 2024 while the yield on earning assets increased 17 basis points compared to the same period. The cost of interest-bearing liabilities decreased 65 basis points for the six-month period ended June 30, 2025 as compared to the same period in 2024 while the yield on earning assets increased 15 basis points compared to the same period. Earning asset balance increases have been primarily driven by higher average loans, increased interest-bearing due from banks balances, and increased securities balances. These variances have led to an increase in the Company’s net interest income during 2025, as compared to results for the same periods in 2024. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.55% for the three-month period ended June 30, 2025, and 5.38% for the same period in 2024. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.48% for the six-month period ended June 30, 2025, and 5.31% for the same period in 2024.

	Three Months Ended June 30,
	2025		2024
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$36,406,753	6.75%	$23,805,829	6.77%
Securities:
Taxable	13,409,940	3.66	9,033,829	2.74
Tax-exempt	4,273,494	3.87	3,640,028	3.47
Total securities	17,683,434	3.71	12,673,857	2.95
Federal funds and resell agreements	684,747	5.12	246,132	6.00
Interest-bearing due from banks	6,660,111	4.45	3,486,907	5.44
Other earning assets	16,693	6.54	26,381	6.95
Total earning assets	61,451,738	5.61	40,239,106	5.44
Allowance for credit losses	(367,919)		(228,369)
Other assets	5,787,982		2,465,492
Total assets	$66,871,801		$42,476,229
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$41,246,157	3.34%	$24,237,726	3.99%
Federal funds and repurchase agreements	2,767,216	3.97	2,421,727	4.66
Borrowed funds	655,575	7.92	1,744,448	5.66
Total interest-bearing liabilities	44,668,948	3.44	28,403,901	4.15
Noninterest-bearing demand deposits	14,403,211		10,103,035
Other liabilities	839,134		767,687
Shareholders' equity	6,960,508		3,201,606
Total liabilities and shareholders' equity	$66,871,801		$42,476,229
Net interest spread		2.17%		1.29%
Net interest margin		3.10		2.51

	Six Months Ended June 30,
	2025		2024
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$34,369,543	6.69%	$23,579,936	6.70%
Securities:
Taxable	12,557,618	3.54	9,149,309	2.70
Tax-exempt	4,197,951	3.78	3,686,075	3.44
Total securities	16,755,569	3.60	12,835,384	2.91
Federal funds and resell agreements	620,632	5.10	226,288	5.99
Interest-bearing due from banks	6,733,977	4.46	3,395,466	5.44
Other earning assets	18,767	7.10	22,137	7.10
Total earning assets	58,498,488	5.53	40,059,211	5.38
Allowance for credit losses	(344,276)		(225,243)
Other assets	5,285,676		2,411,681
Total assets	$63,439,888		$42,245,649
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$39,063,362	3.34%	$23,848,724	3.92%
Federal funds and repurchase agreements	2,730,267	3.93	2,403,240	4.66
Borrowed funds	613,236	7.92	1,963,971	5.49
Total interest-bearing liabilities	42,406,865	3.44	28,215,935	4.09
Noninterest-bearing demand deposits	13,918,401		10,084,722
Other liabilities	846,697		772,430
Shareholders' equity	6,267,925		3,172,562
Total liabilities and shareholders' equity	$63,439,888		$42,245,649
Net interest spread		2.09%		1.29%
Net interest margin		3.04		2.50

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $4.9 billion and increased $4.2 billion for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. The benefit from interest-free funds decreased 29 basis points and 26 basis points in the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2025 vs. 2024			June 30, 2025 vs. 2024
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$213,088	$(1,025)	$212,063	$355,716	$(1,815)	$353,901
Securities:
Taxable	35,922	24,733	60,655	53,150	44,690	97,840
Tax-exempt	4,766	3,181	7,947	7,422	5,155	12,577
Federal funds sold and resell agreements	5,678	(619)	5,059	10,085	(1,136)	8,949
Interest-bearing due from banks	36,615	(9,915)	26,700	76,111	(19,114)	56,997
Trading	(146)	(23)	(169)	(104)	—	(104)
Interest income	295,923	16,332	312,255	502,380	27,780	530,160
Change in interest incurred on:
Interest-bearing deposits	147,292	(44,664)	102,628	258,980	(76,821)	182,159
Federal funds purchased and repurchase agreements	3,763	(4,421)	(658)	6,940	(9,470)	(2,530)
Other borrowed funds	(19,069)	7,438	(11,631)	(46,779)	17,189	(29,590)
Interest expense	131,986	(41,647)	90,339	219,141	(69,102)	150,039
Net interest income	$163,937	$57,979	$221,916	$283,239	$96,882	$380,121

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Average earning assets	$61,451,738	$40,239,106	$21,212,632	$58,498,488	$40,059,211	$18,439,277
Interest-bearing liabilities	44,668,948	28,403,901	16,265,047	42,406,865	28,215,935	14,190,930
Interest-free funds	$16,782,790	$11,835,205	$4,947,585	$16,091,623	$11,843,276	$4,248,347
Free funds ratio (interest-free funds to average earning assets)	27.31%	29.41%	(2.10)%	27.51%	29.56%	(2.05)%
Tax-equivalent yield on earning assets	5.61	5.44	0.17	5.53	5.38	0.15
Cost of interest-bearing liabilities	3.44	4.15	(0.71)	3.44	4.09	(0.65)
Net interest spread	2.17	1.29	0.88	2.09	1.29	0.80
Benefit of interest-free funds	0.93	1.22	(0.29)	0.95	1.21	(0.26)
Net interest margin	3.10%	2.51%	0.59%	3.04%	2.50%	0.54%

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

Based on the factors above, management of the Company recorded $21.0 million as provision for credit losses for the three-month period ended June 30, 2025, as compared to $14.1 million for the same period in 2024. For the six-month period ended June 30, 2025, management of the Company recorded $107.0 million as provision for credit losses, as compared to $24.1 million for the same period in 2024. As noted above, $62.0 million was recorded to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the HTLF acquisition. See Note 13, “Acquisition” above. The increase in the three-month period and the remaining $21.0 million increase in provision in the six-month period is the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans increased seven basis points to 1.06% of total loans as of June 30, 2025, compared to June 30, 2024.

Table 3 presents a summary of the Company’s ACL for the six -month periods ended June 30, 2025 and 2024, and for the year ended December 31, 2024. Net charge-offs were $51.3 million for the six-month period ended June 30, 2025, compared to $5.9 million for the same period in 2024. Approximately $36.2 million of the net charge-offs were related to loans acquired from HTLF. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2025	2024	2024
Allowance – January 1	$261,734	$222,996	$222,996
PCD allowance for credit loss at acquisition	77,293	—	—
Provision for credit losses	106,500	25,000	62,000
Charge-offs:
Commercial and industrial	(32,108)	(994)	(5,441)
Specialty lending	—	—	—
Commercial real estate	(6,502)	(250)	(250)
Consumer real estate	(1,629)	(176)	(432)
Consumer	(1,423)	(669)	(1,524)
Credit cards	(12,200)	(7,246)	(20,752)
Leases and other	—	—	(4)
Total charge-offs	(53,862)	(9,335)	(28,403)
Recoveries:
Commercial and industrial	189	1,618	1,890
Specialty lending	—	2	4
Commercial real estate	184	—	—
Consumer real estate	163	610	648
Consumer	245	98	241
Credit cards	1,747	1,134	2,355
Leases and other	—	—	3
Total recoveries	2,528	3,462	5,141
Net charge-offs	(51,334)	(5,873)	(23,262)
Allowance for credit losses – end of period	$394,193	$242,123	$261,734
Allowance for credit losses on loans	$389,918	$239,167	$259,089
Allowance for credit losses on held-to-maturity securities	4,275	2,956	2,645
Loans at end of period, net of unearned interest	36,807,933	24,197,462	25,642,301
Held-to-maturity securities at end of period	5,499,457	5,549,590	5,378,912
Total assets at amortized cost	42,307,390	29,747,052	31,021,213
Average loans, net of unearned interest	34,366,980	23,577,409	24,209,547
Allowance for credit losses on loans to loans at end of period	1.06%	0.99%	1.01%
Allowance for credit losses – end of period to total assets at amortized cost	0.93%	0.81%	0.84%
Allowance as a multiple of net charge-offs	3.81x	20.50x	11.25x
Net charge-offs to average loans	0.30%	0.05%	0.10%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Trust and securities processing	$83,263	$70,010	$13,253	18.9%
Trading and investment banking	6,170	5,461	709	13.0
Service charges on deposits	28,865	22,261	6,604	29.7
Insurance fees and commissions	189	267	(78)	(29.2)
Brokerage fees	20,525	14,020	6,505	46.4
Bankcard fees	29,018	22,346	6,672	29.9
Investment securities gains (losses), net	37,685	(1,867)	39,552	2,118.5
Other	16,470	12,421	4,049	32.6
Total noninterest income	$222,185	$144,919	$77,266	53.3%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Trust and securities processing	$163,044	$139,488	$23,556	16.9%
Trading and investment banking	12,081	10,923	1,158	10.6
Service charges on deposits	56,322	43,018	13,304	30.9
Insurance fees and commissions	367	550	(183)	(33.3)
Brokerage fees	38,627	27,180	11,447	42.1
Bankcard fees	55,311	44,314	10,997	24.8
Investment securities gains, net	32,903	7,504	25,399	338.5
Other	29,728	31,186	(1,458)	(4.7)
Total noninterest income	$388,383	$304,163	$84,220	27.7%

Noninterest income increased by $77.3 million, or 53.3%, during the three-month period ended June 30, 2025, and increased $84.2 million, or 27.7%, during the six-month period ended June 30, 2025, compared to the same periods in 2024. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three and six-month periods ended June 30, 2025, compared to the same periods in 2024, was primarily due to an increase in trust services income primarily related to HTLF, and increases in fund services revenue and corporate trust revenue. For the three-month period ended June 30, 2025, trust income increased $5.0 million, or 33.2%, fund services revenue increased $4.9 million, or 12.2%, and corporate trust revenue increased $3.3 million, or 22.7%, compared to the same period in 2024. For the six-month period ended June 30, 2025, trust services revenue increased $9.4 million, or 31.4%, fund services revenue increased $8.5 million, or 10.6%, and corporate trust revenue increased $5.7 million, or 19.2%, compared to the same period in 2024. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Service charges on deposit accounts for the three-month period ended June 30, 2025 increased $6.6 million, or 29.7%, and increased $13.3 million, or 30.9%, for the six-month period ended June 30, 2025. This increase was largely driven by the HTLF acquisition and increased service charge income from acquired deposit accounts.

Brokerage fees for the three-month period ended June 30, 2025 increased $6.5 million, or 46.4%, and increased $11.4 million, or 42.1%, for the six-month period ended June 30, 2025, compared to the same periods in

2024. The changes in the three-month and six-month periods were driven by 12b-1 fees and money market share revenue.

Bankcard fees for the three and six-month periods ended June 30, 2025 increased $6.7 million, or 29.9%, and increased $11.0 million, or 24.8%, respectively, as compared to the same periods in 2024. This increase was driven by higher interchange income, partially offset by higher rebate and reward costs primarily related to purchase volume from the HTLF acquisition.

Investment securities gains, net for the three and six-month periods ended June 30, 2025 increased $39.6 million, or 2,118.5%, and increased $25.4 million, or 338.5%, respectively, compared to the same periods in 2024. The increase for the three-month period ended June 30, 2025, was primarily driven by the pre-tax gain of $29.4 million on the Company’s investment in Voyager Technologies, Inc., which completed its initial public offering in June 2025, coupled with pre-tax gains of $8.2 million on the sale of two non-marketable investments in the second quarter. The increase for the six-month period was driven by the gains noted above in the second quarter, partially offset by a $4.5 million decrease in valuation in the Company’s non-marketable securities as compared to the six-month period ended June 30, 2024. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended June 30, 2025, increased $4.0 million, or 32.6%, compared to the same period in 2024, primarily driven by $1.3 million in recoveries of loans previously charged off by HTLF recorded in the second quarter of 2025, and an increase of $1.1 million in loan syndication income. For the six-month period, other noninterest income decreased $1.5 million, or 4.7%, compared to the same period in 2024, primarily driven by a $5.8 million decrease in company-owned life insurance income, partially offset by an increase of $1.3 million in loan syndication income, an increase of $1.1 million in derivative income, and an increase of $0.9 million in bank-owned life insurance income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Salaries and employee benefits	$213,551	$142,861	$70,690	49.5%
Occupancy, net	18,571	11,723	6,848	58.4
Equipment	16,426	15,603	823	5.3
Supplies and services	6,383	3,404	2,979	87.5
Marketing and business development	11,344	6,598	4,746	71.9
Processing fees	43,638	29,701	13,937	46.9
Legal and consulting	18,468	16,566	1,902	11.5
Bankcard	12,363	11,818	545	4.6
Amortization of other intangible assets	25,268	1,911	23,357	1,222.2
Regulatory fees	9,259	2,568	6,691	260.6
Other	17,897	6,314	11,583	183.4
Total noninterest expense	$393,168	$249,067	$144,101	57.9%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Salaries and employee benefits	$434,949	$285,867	$149,082	52.2%
Occupancy, net	34,640	23,993	10,647	44.4
Equipment	33,374	32,106	1,268	3.9
Supplies and services	11,168	6,705	4,463	66.6
Marketing and business development	19,342	12,623	6,719	53.2
Processing fees	84,488	57,637	26,851	46.6
Legal and consulting	47,074	24,460	22,614	92.5
Bankcard	25,158	22,385	2,773	12.4
Amortization of other intangible assets	42,750	3,871	38,879	1,004.4
Regulatory fees	17,496	21,963	(4,467)	(20.3)
Other	27,516	12,261	15,255	124.4
Total noninterest expense	$777,955	$503,871	$274,084	54.4%

Noninterest expense increased $144.1 million, or 57.9%, and increased $274.1 million, or 54.4%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category. For the first six months of 2025, noninterest expense included $66.7 million in total acquisition-related and other nonrecurring costs, compared to $10.0 million in the same period in 2024. It also includes $39.0 million in other intangible amortization expense related to the HTLF acquisition.

Salaries and employee benefits increased by $70.7 million, or 49.5%, and increased $149.1 million, or 52.2%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. Salaries and wages expense increased $39.5 million, or 45.0%, and increased $64.4 million, or 37.2%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. Bonus and commission expense increased $22.4 million, or 71.5%, and increased $69.1 million, or 120.5%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. Employee benefits expense increased $8.8 million, or 37.2%, and increased $15.6 million, or 28.2%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. The variances in salaries and employee benefits are primarily driven by increased severance, retention bonuses, and change in control payments made to HTLF associates, as well as higher bonus expense due to higher company performance. In the six-month period, these increases are partially offset by lower deferred compensation expense.

Occupancy expense increased $6.8 million, or 58.4%, and $10.6 million, or 44.4%, for the three and six-month period ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher volume of activity from the HTLF acquisition.

Marketing and business development expense increased $4.7 million, or 71.9%, and $6.7 million, or 53.2%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher volume of activity from the HTLF acquisition.

Processing fees increased $13.9 million, or 46.9%, and $26.9 million, or 46.6%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to increased software subscription costs driven by legacy-HTLF software subscriptions.

Legal and consulting expense increased $1.9 million, or 11.5%, and $22.6 million, or 92.5%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to $26.5 million of year-to-date non-recurring transaction costs associated with the acquisition in the six-month period.

Amortization of other intangible assets increased $23.4 million, or 1,222.2%, and $38.9 million, or 1,004.4%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to amortization of the core deposit intangible, customer list and purchased credit card relationship intangibles recognized from the HTLF acquisition.

Regulatory fees increased $6.7 million, or 260.6%, and decreased $4.5 million, or 20.3%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. The increase in the three-month period is primarily due to the HTLF acquisition and the increase in the assessment base. The decrease in the six-month period is driven by adjustments to the FDIC special assessment.

Other expense increased $11.6 million, or 183.4%, and $15.3 million, or 124.4%, for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. For both periods, these increases were primarily due to increased charitable contributions in 2025 as compared to 2024, coupled with higher operational losses and increased expenses related to the HTLF acquisition for property taxes and insurance.

Income Tax Expense

The Company’s effective tax rate was 18.8% for the six months ended June 30, 2025, compared to 18.9% for the same period in 2024.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating OBBBA; however, it is not expected to have a material impact on the Company’s Consolidated Financial Statements. As the legislation was signed into law after the close of the second quarter, the impacts are not included in the Company’s operating results for the six months ended June 30, 2025.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2025. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$322,619	$161,163	$161,456	100.2%
Provision for credit losses	18,334	12,058	6,276	52.0
Noninterest income	43,219	28,777	14,442	50.2
Noninterest expense	170,648	88,597	82,051	92.6
Income before taxes	176,856	89,285	87,571	98.1
Income tax expense	37,068	17,579	19,489	110.9
Net income	$139,788	$71,706	$68,082	94.9%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$596,536	$319,145	$277,391	86.9%
Provision for credit losses	85,085	19,823	65,262	329.2
Noninterest income	80,438	72,755	7,683	10.6
Noninterest expense	343,660	183,852	159,808	86.9
Income before taxes	248,229	188,225	60,004	31.9
Income tax expense	46,777	34,411	12,366	35.9
Net income	$201,452	$153,814	$47,638	31.0%

For the six-month period ended June 30, 2025, Commercial Banking net income increased $47.6 million, or 31.0%, to $201.5 million, as compared to the same period in 2024. Net interest income increased $277.4 million, or 86.9%, for the six-month period ended June 30, 2025, compared to the same period in 2024, primarily driven by the acquisition of HTLF, as well as organic legacy-UMB loan growth, and earning asset mix changes. Provision for credit losses increased $65.3 million for the period, driven by the acquisition of HTLF as well as portfolio metric changes and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $7.7 million, or 10.6%, compared to the same period in 2024, primarily due to increases of $9.9 million in deposit service charges, $6.3 million in bankcard fees, and $2.6 million in other income driven by increased syndication and derivative income. These increases were partially offset by a decrease of $10.7 million in investment security gains. Noninterest expense increased $159.8 million, or 86.9%, to $343.7 million for the six-month period ended June 30, 2025, compared to the same period in 2024. This increase was driven by an increase of $94.0 million in technology, service, and overhead expenses, and an increase of $53.3 million in salaries and employee benefit expense, both driven by the acquisition. Additionally, there were increases of $4.0 million and marketing and business development, $3.0 million in regulatory fees, and $2.9 million in processing fees.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$66,331	$50,826	$15,505	30.5%
Provision for credit losses	430	268	162	60.4
Noninterest income	107,998	94,035	13,963	14.8
Noninterest expense	105,137	92,714	12,423	13.4
Income before taxes	68,762	51,879	16,883	32.5
Income tax expense	14,412	9,573	4,839	50.5
Net income	$54,350	$42,306	$12,044	28.5%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$127,489	$99,951	$27,538	27.6%
Provision for credit losses	865	502	363	72.3
Noninterest income	211,792	185,739	26,053	14.0
Noninterest expense	212,402	190,254	22,148	11.6
Income before taxes	126,014	94,934	31,080	32.7
Income tax expense	23,746	17,161	6,585	38.4
Net income	$102,268	$77,773	$24,495	31.5%

For the six-month period ended June 30, 2025, Institutional Banking net income increased $24.5 million, or 31.5%, to $102.3 million, as compared to the same period last year. Net interest income increased $27.5 million, or 27.6%, compared to the same period last year, due to an increase in funds transfer pricing due to higher deposit balances. Provision for credit losses increased $0.4 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $26.1 million, or 14.0%, primarily due to increases of $14.3 million in trust and securities processing income driven by higher fund services and corporate trust revenue, $9.5 million in brokerage income due to increased 12b-1 and money market revenue, $1.5 million in deposit service charges, and $1.1 million in bond trading income. Noninterest expense increased $22.1 million, or 11.6%, primarily driven by increases of $14.0 million in salaries and employee benefits expense, $6.0 million in processing fees, $1.5 million in bankcard expense, and $1.0 million in marketing and business development.

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$78,074	$33,119	$44,955	135.7%
Provision for credit losses	2,236	1,724	512	29.7
Noninterest income	70,968	22,107	48,861	221.0
Noninterest expense	117,383	67,756	49,627	73.2
Income (loss) before taxes	29,423	(14,254)	43,677	306.4
Income tax expense (benefit)	6,167	(1,587)	7,754	488.6
Net income (loss)	$23,256	$(12,667)	$35,923	283.6%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$140,638	$65,446	$75,192	114.9%
Provision for credit losses	21,050	3,725	17,325	465.1
Noninterest income	96,153	45,669	50,484	110.5
Noninterest expense	221,893	129,765	92,128	71.0
Loss before taxes	(6,152)	(22,375)	16,223	72.5
Income tax benefit	(1,159)	(2,391)	1,232	51.5
Net loss	$(4,993)	$(19,984)	$14,991	75.0%

For the six-month period ended June 30, 2025, Personal Banking net loss improved $15.0 million, or 75.0%, to a net loss of $5.0 million, as compared to the same period in 2024. Net interest income increased $75.2 million, or 114.9%, compared to the same period last year driven by the acquisition of HTLF, as well as organic legacy-UMB loan growth, and earning asset mix change. Provision for credit losses increased $17.3 million for the period, driven by the acquisition of HTLF as well as by portfolio metric changes and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $50.5 million, or 110.5%, for the same period primarily driven by increases of $35.8 million in investment securities gains, $8.1 million in trust and securities processing income, $3.3 million in bankcard fees, $1.9 million in brokerage income, and $1.8 million in deposit service charges. Noninterest expense increased $92.1 million, or 71.0%, primarily due to increases of $43.8 million in technology, service, and overhead expenses, and an increase of $30.5 million in salaries and employee benefits expense, both driven by the HTLF acquisition. Additionally, there were increases of $7.7 million in other expense driven by increased charitable contributions, $3.1 million in processing fees, $1.7 million in supplies, $1.5 million in regulatory fees, $1.4 million in marketing and business development, and $1.2 million in equipment.

Balance Sheet Analysis

Total assets of the Company increased $21.4 billion, or 42.4%, as of June 30, 2025, compared to December 31, 2024, primarily due to an increase of $11.2 billion, or 43.5%, in loan balances, an increase of $4.4 billion, or 56.4% in securities available for sale, an increase of $2.0 billion, or 25.5%, in interest-bearing due from banks, and an increase of $1.6 billion in goodwill.

Total assets of the Company increased $27.3 billion, or 61.4%, as of June 30, 2025, compared to June 30, 2024, primarily due to an increase of $12.6 billion, or 52.1%, in loan balances, an increase of $5.4 billion, or 116.1%, in interest-bearing due from bank, an increase of $5.1 billion, or 71.1%, in securities available for sale, and an increase of $1.6 billion in goodwill.

The overall increase in total assets from June 30, 2024 and December 31, 2024 to June 30, 2025 is directly related to the acquisition of HTLF. The HTLF acquisition added total assets with an acquired fair value of $16.1 billion, including $9.7 billion in loan balances and $3.7 billion in securities balances at January 31, 2025. $1.6 billion of preliminary goodwill was recognized as a result of the acquisition. See further information in Note 13, “Acquisition” in the Notes to Consolidated Financial Statements.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2025	2024	2024
Total assets	$71,760,153	$44,469,414	$50,409,664
Loans, net of unearned interest	36,813,671	24,201,673	25,645,057
Total securities	18,405,658	13,133,594	13,652,797
Interest-bearing due from banks	10,026,186	4,640,418	7,986,270
Total earning assets	65,982,706	42,223,147	47,829,124
Total deposits	59,987,009	36,517,570	43,142,029
Total borrowed funds	3,589,930	3,901,278	2,995,007

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

Actual loan balances totaled $36.8 billion as of June 30, 2025, and increased $11.2 billion, or 43.5%, compared to December 31, 2024, and increased $12.6 billion, or 52.1%, compared to June 30, 2024. Compared to December 31, 2024, commercial real estate loans increased $6.1 billion, or 59.8%, commercial and industrial loans increased $3.7 billion, or 33.6%, and consumer real estate loans increased $1.1 billion, or 34.7%. Compared to June 30, 2024, commercial real estate loans increased $6.7 billion, or 71.3%, commercial and industrial loans increased $4.3 billion, or 42.3%, and consumer real estate loans increased $1.3 billion, or 42.1%. A significant driver in the increases in loans was the acquisition of HTLF and its loan portfolio with an acquired fair value of $9.7 billion at January 31, 2025. The remaining increase in loans compared to June 30, 2024 is related to loans originated through the legacy UMB channels. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

As of June 30, 2025 and December 31, 2024, commercial real estate loans comprised approximately 44.0% and 39.5%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company’s investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 28.8% and 28.5% of total Company loans as of June 30, 2025 and December 31, 2024, respectively. The average investment CRE loan was approximately $3.2 million and $7.2 million, as of June 30, 2025 and December 31, 2024, respectively.

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

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	June 30, 2025	December 31, 2024
Industrial	8.3%	8.8%
Multifamily	7.0	7.4
Office building	3.8	3.9
Hotel	2.1	1.9
Retail	2.6	1.9
Other	5.0	4.6
Total Investment CRE	28.8%	28.5%

The following table presents the Company’s investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company’s investment CRE portfolio as of either period presented, while the remainder are included in “All Others.”

Table 11

	Investment CRE loans by State
	June 30, 2025	December 31, 2024
Arizona	12.4%	11.6%
Texas	11.5	11.4
Colorado	11.9	9.1
Missouri	10.5	14.6
Utah	5.9	8.1
California	5.4	3.0
Florida	4.1	5.8
All others	38.3	36.4
Total Investment CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $18.4 billion as of June 30, 2025, and

$13.7 billion as of December 31, 2024, and comprised 27.9% and 28.5% of the Company’s earning assets, respectively, as of those dates. A significant driver in the increase in the Company's investment portfolio was the acquisition of HTLF and its bond portfolio, which added total securities with an acquired fair value of $3.7 billion at January 31, 2025.

The Company’s AFS securities portfolio comprised 66.1% of the Company’s total securities portfolio at June 30, 2025 and 56.9% at December 31, 2024. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 72.4 months at June 30, 2025, compared to 56.0 months at December 31, 2024, and 54.2 months at June 30, 2024. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $11.9 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2025 and December 31, 2024, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.5 billion and $5.4 billion at June 30, 2025 and December 31, 2024, respectively. The average life of the HTM portfolio was 8.8 years at June 30, 2025, compared to 9.1 years at December 31, 2024, and 8.8 years at June 30, 2024.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 3.60% for the six-month period ended June 30, 2025, compared to 2.92% for the same period in 2024.

At June 30, 2025, the unrealized pre-tax net loss on the AFS securities portfolio was $514.2 million, or 4.1% of the $12.7 billion amortized cost value, an improvement of $119.1 million as compared to December 31, 2024. At June 30, 2025, the unrealized pre-tax net loss on the securities designated as HTM was $538.5 million, or 9.8% of the amortized cost value, compared to $630.0 million at December 31, 2024. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $155.0 million as of June 30, 2025, and $171.3 million as of December 31, 2024, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits increased $16.8 billion, or 39.0%, from December 31, 2024 to June 30, 2025 and increased $23.5 billion, or 64.3%, from June 30, 2024 to June 30, 2025. Total interest-bearing balances increased $12.0 billion and noninterest-bearing deposits increased $4.9 billion from December 31, 2024 to June 30, 2025. Total interest-bearing deposits increased $17.0 billion and noninterest-bearing deposits increased $6.4 billion from June 30, 2024 to June 30, 2025. Noninterest-bearing deposits were 30.8%, 31.6%, and 33.0% of total deposits at June 30, 2025, December 31, 2024, and June 30, 2024, respectively. A significant driver in the increases in the Company's deposits was the acquisition of HTLF, which added total deposits with an acquired fair value of $14.3 billion at January 31, 2025.

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

As of June 30, 2025, there were an estimated $40.9 billion of uninsured deposits, an increase of $9.8 billion as compared to December 31, 2024, and an increase of $15.6 billion as compared to June 30, 2024. Estimated uninsured deposits comprised approximately 68.1%, 72.0%, and 69.2% of total deposits as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $3.5 billion and collateralized deposits of $6.5 billion, the adjusted estimated uninsured deposits were $30.9 billion as of June 30, 2025. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 51.5% as of June 30, 2025. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 52.6% as of December 31, 2024, and 49.4% as of June 30, 2024.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $3.2 billion, $1.3 billion, and $1.2 billion of deposits in the program as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The increase in deposits in IntraFi Cash Service program during 2025 was driven by the acquisition of HTLF, which had $2.0 billion in the program as of January 31, 2025.

Long-term debt totaled $657.3 million as of June 30, 2025, compared to $385.3 million as of December 31, 2024, and $384.2 million as of June 30, 2024. The increase in long-term debt in 2025 was driven by the acquisition of HTLF, which added total long-term debt with an acquired value of $278.0 million at January 31, 2025.

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

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $262.9 million and a carrying value of $217.9 million as of June 30, 2025. As of December 31, 2024, the debt obligations related to the four unconsolidated trusts acquired from Marquette had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million. Interest rates on trust preferred securities are tied to the three-month term SOFR rate with spreads ranging from 133 basis points to 365 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from September 2032 to September 2037.

Short-term debt totaled $1.3 billion as of June 30, 2024 and consisted of two short-term borrowings with the FHLB of Des Moines totaling $500.0 million and an $800.0 million borrowing with the BTFP. These borrowings were repaid during the third and fourth quarters of 2024.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.9 billion as of June 30, 2025, $2.6 billion at December 31, 2024, and $2.2 billion at June 30, 2024. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $7.3 billion at June 30, 2025, a $3.8 billion increase as compared to December 31, 2024, and a $4.1 billion increase compared to June 30, 2024, driven by the acquisition of HTLF. Total common shareholders' equity was $6.9 billion as of June 30, 2025. Total accumulated other comprehensive loss was $442.0 million at June 30, 2025. This is an improvement of $131.0 million as compared to December 31, 2024, and an improvement of $163.6 million as compared to June 30, 2024. During the second quarter of 2025, the Company issued 12.0 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.75% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B. Additionally, the Company announced the redemption of its 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A at the redemption price of $10,000 per share. The Company completed the redemption of the Series A Preferred Stock during July 2025.

The Company’s Board of Directors authorized, at its April 29, 2025 and April 30, 2024 meetings, the repurchase of up to one million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization). On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which terminated on April 30, 2024. During the six-month periods ended June 30, 2025 and June 30, 2024, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.40 per common share quarterly cash dividend payable on October 1, 2025, to common shareholders of record at the close of business on September 10, 2025. Additionally, the Board of Directors declared a dividend of $264.79 per share of the Company's Series B Preferred Stock, which results in a dividend of $0.66 per depositary share. The Series B Preferred Stock dividend is payable on October 15, 2025 to stockholders of record of the Series B Preferred Stock as of the close of business on September 30, 2025.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of June 30, 2025 and December 31, 2024, the Company owned $10.3 million and $10.2 million of FHLB stock, respectively. As of June 30, 2025, the Company had 15 letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $211.2 million and have various maturity dates through October 31, 2025. The Company’s remaining borrowing capacity with the FHLB was $1.8 billion as of June 30, 2025. The Company had no outstanding FHLB advances at the FHLB of Des Moines as of June 30, 2025.

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

U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company elected this alternative option instead of the one described in the December 2018 rule. As of June 30, 2025, the impact of CECL was fully phased into the Company's regulatory capital.

The Company's capital position as of June 30, 2025 is summarized in the table below and exceeded regulatory requirements.

Table 12

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2025	2024	2025	2024
Common equity tier 1 capital ratio	10.39%	11.14%	10.39%	11.14%
Tier 1 risk-based capital ratio	11.24	11.14	11.24	11.14
Total risk-based capital ratio	13.46	13.08	13.46	13.08
Leverage ratio	8.34	8.50	8.34	8.50
Return on average assets	1.29	0.96	0.94	1.01
Return on average common equity	12.72	12.73	9.67	13.41
Average common equity to assets	10.15	7.54	9.69	7.51

The Company's per common share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2025	2024	2025	2024
Earnings per common share – basic	$2.84	$2.08	$4.18	$4.34
Earnings per common share – diluted	2.82	2.07	4.16	4.32
Cash dividends per common share	0.40	0.39	0.80	0.78
Dividend payout ratio	14.1%	18.8%	19.1%	18.0%
Book value per common share	$90.68	$66.21	$90.68	$66.21

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

Table 13 shows the net interest income increase or decrease over the next two years as of June 30, 2025 and 2024 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 13

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	0.4%	(1.8)%	7.2%	2.9%
100	(0.1)	(0.9)	3.1	1.5
Static	—	—	—	—
(100)	0.5	1.9	(2.7)	0.3
(200)	1.0	4.0	(5.4)	0.7
(300)	1.8	6.2	(7.8)	0.9

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	4.1%	1.6%	8.4%	5.2%
100	1.3	0.8	3.6	2.6
Static	—	—	—	—
(100)	(0.8)	0.5	(3.5)	(1.0)
(200)	(1.5)	1.3	(7.3)	(1.9)
(300)	(2.1)	2.2	(11.1)	(3.2)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $24.7 million as of June 30, 2025, $28.5 million as of December 31, 2024, and $29.0 million as of June 30, 2024. Securities sold not yet purchased (i.e., short positions) totaled $15.2 million at June 30, 2025, $7.1 million as of December 31, 2024, and $10.8 million at June 30, 2024 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $83.3 million to $97.0 million at June 30, 2025, compared to June 30, 2024, and increased $77.7 million, compared to December 31, 2024. The increase in both periods is attributable to additional non-performing loans related to the acquisition of HTLF. Acquired non-performing loans totaled $69.8 million as of June 30, 2025.

The Company had $4.1 million, $1.6 million, and $1.9 million of other real estate owned as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively. Other repossessed assets totaled $26.8 million as of both June 30, 2025, and December 31, 2024. Loans past due more than 90 days and still accruing interest totaled $6.8 million as of June 30, 2025, compared to $5.6 million at June 30, 2024 and $7.6 million as of December 31, 2024.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $183 thousand of restructured loans at June 30, 2025, $315 thousand at June 30, 2024, and $196 thousand at December 31, 2024.

Table 14

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$96,995	$13,587	$19,241
Restructured loans on nonaccrual	34	156	41
Total nonperforming loans	97,029	13,743	19,282
Other real estate owned	4,077	1,888	1,612
Other repossessed assets	26,813	—	26,779
Total nonperforming assets	$127,919	$15,631	$47,673
Loans past due 90 days or more	$6,813	$5,644	$7,602
Restructured loans accruing	149	159	155
Allowance for credit losses on loans	389,918	239,167	259,089
Ratios:
Nonperforming loans as a percent of loans	0.26%	0.06%	0.08%
Nonperforming assets as a percent of loans plus other real estate owned	0.35	0.06	0.19
Nonperforming assets as a percent of total assets	0.18	0.04	0.09
Loans past due 90 days or more as a percent of loans	0.02	0.02	0.03
Allowance for credit losses on loans as a percent of loans	1.06	0.99	1.01
Allowance for credit losses on loans as a multiple of nonperforming loans	4.02x	17.40x	13.44x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $12.2 billion of high-quality securities available for sale as of June 30, 2025. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $11.9 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2025 and December 31, 2024, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2025 was $22.9 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

The Company is a member bank of the FHLB. The Company owns $10.3 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of June 30, 2025 the Company has 15 letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $211.2 million and have various maturity dates through October 31, 2025. The Company’s remaining borrowing capacity with the FHLB was $1.8 billion as of June 30, 2025. The Company had no outstanding FHLB advances at the FHLB of Des Moines as of June 30, 2025.

In addition to borrowing capacity with the FHLB as described above, the Company had additional liquidity of $33.3 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of June 30, 2025.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or in response to Item 1A to Part II of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2025.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 29, 2025	115	$96.77	—	1,000,000
April 30 - April 30, 2025	—	—	—	1,000,000
May 1 - May 31, 2025	2,309	97.28	—	1,000,000
June 1 - June 30, 2025	530	101.49	—	1,000,000
Total	2,954	$98.02	—

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

On April 30, 2024, the Company announced a plan to repurchase up to one million shares of common stock, which terminated April 29, 2025. On April 29, 2025, the Company announced a plan to repurchase up to one million shares of common stock, which will terminate on April 28, 2026. The Company has not made any repurchases other than through the Repurchase Authorizations, but did acquire share pursuant to the Company's share-based incentive programs. The Company is not currently engaging in repurchases. In the future, it may determine to resume repurchases. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

ITEM 6. EXHIBITS

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: July 31, 2025