Form 10-Q
period 2025-09-30
UMB FINANCIAL CORP
filed 2025-10-30
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, UMB Financial Corporation had 75,954,660 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
ASSETS
Loans	$37,706,507	$25,642,301
Allowance for credit losses on loans	(404,971)	(259,089)
Net loans	37,301,536	25,383,212
Loans held for sale	3,170	2,756
Securities:
Available for sale (amortized cost of $13,747,149 and $8,407,676, respectively)	13,378,280	7,774,334
Held to maturity, net of allowance for credit losses of $1,845 and $2,645, respectively (fair value of $5,119,701 and $4,748,938, respectively)	5,652,387	5,376,267
Trading securities	35,811	28,533
Other securities	719,575	471,018
Total securities	19,786,053	13,650,152
Federal funds sold and securities purchased under agreements to resell	765,113	545,000
Interest-bearing due from banks	7,892,392	7,986,270
Cash and due from banks	1,073,005	573,175
Premises and equipment, net	398,607	221,773
Accrued income	331,645	246,095
Goodwill	1,835,298	207,385
Other intangibles, net	511,450	63,647
Other assets	1,982,912	1,530,199
Total assets	$71,881,181	$50,409,664

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,188,227	$13,617,167
Interest-bearing demand and savings	40,549,723	27,397,195
Time deposits under $250,000	1,985,352	969,132
Time deposits of $250,000 or more	1,412,541	1,158,535
Total deposits	60,135,843	43,142,029
Federal funds purchased and repurchase agreements	2,838,597	2,609,715
Long-term debt	471,331	385,292
Accrued expenses and taxes	453,437	368,457
Other liabilities	538,023	437,630
Total liabilities	64,437,231	46,943,123

SHAREHOLDERS' EQUITY
Series B Fixed-Rate Reset Non-Cumulative Perpetual Preferred stock, $0.01 par value; 30,000 authorized, issued and outstanding	294,066	—
Common stock, $1.00 par value; 160,000,000 shares authorized; 78,665,809 shares issued, 75,953,713 and 48,814,177 shares outstanding, respectively	78,666	55,057
Capital surplus	4,001,834	1,145,638
Retained earnings	3,559,717	3,174,948
Accumulated other comprehensive loss, net	(324,842)	(573,050)
Treasury stock, 2,712,096 and 6,242,553 shares, at cost, respectively	(165,491)	(336,052)
Total shareholders' equity	7,443,950	3,466,541
Total liabilities and shareholders' equity	$71,881,181	$50,409,664

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans	$629,057	$416,400	$1,768,875	$1,202,317
Securities:
Taxable interest	138,176	63,466	358,709	186,159
Tax-exempt interest	33,035	24,578	96,022	74,988
Total securities income	171,211	88,044	454,731	261,147
Federal funds and resell agreements	9,365	4,990	25,050	11,726
Interest-bearing due from banks	68,952	47,969	217,811	139,831
Trading securities	312	291	937	1,020
Total interest income	878,897	557,694	2,467,404	1,616,041
INTEREST EXPENSE
Deposits	362,882	262,599	1,009,441	726,999
Federal funds and repurchase agreements	28,632	27,070	81,845	82,813
Other	12,341	20,649	36,413	74,311
Total interest expense	403,855	310,318	1,127,699	884,123
Net interest income	475,042	247,376	1,339,705	731,918
Provision for credit losses	22,500	18,000	129,500	42,050
Net interest income after provision for credit losses	452,542	229,376	1,210,205	689,868
NONINTEREST INCOME
Trust and securities processing	87,926	74,222	250,970	213,710
Trading and investment banking	7,026	7,118	19,107	18,041
Service charges on deposit accounts	29,150	20,089	85,472	63,107
Insurance fees and commissions	307	282	674	832
Brokerage fees	20,470	15,749	59,097	42,929
Bankcard fees	29,561	22,394	84,872	66,708
Investment securities (losses) gains, net	(4,093)	2,623	28,810	10,127
Other	32,951	16,266	62,679	47,452
Total noninterest income	203,298	158,743	591,681	462,906
NONINTEREST EXPENSE
Salaries and employee benefits	220,329	146,984	655,278	432,851
Occupancy, net	19,149	12,274	53,789	36,267
Equipment	16,563	15,988	49,937	48,094
Supplies and services	10,492	4,967	21,660	11,672
Marketing and business development	11,094	6,817	30,436	19,440
Processing fees	45,008	29,697	129,496	87,334
Legal and consulting	21,616	9,518	68,690	33,978
Bankcard	11,775	12,482	36,933	34,867
Amortization of other intangible assets	25,317	1,917	68,067	5,788
Regulatory fees	8,091	4,686	25,587	26,649
Other	29,851	7,124	57,367	19,385
Total noninterest expense	419,285	252,454	1,197,240	756,325
Income before income taxes	236,555	135,665	604,646	396,449
Income tax expense	48,239	26,022	117,603	75,203
NET INCOME	$188,316	$109,643	$487,043	$321,246
Less: Preferred dividends	7,944	—	11,969	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$180,372	$109,643	$475,074	$321,246

PER SHARE DATA
Net income per common share – basic	$2.38	$2.25	$6.57	$6.59
Net income per common share – diluted	2.36	2.23	6.53	6.56
Dividends per common share	0.40	0.39	1.20	1.17
Weighted average common shares outstanding – basic	75,943,943	48,775,072	72,349,952	48,727,914
Weighted average common shares outstanding – diluted	76,366,818	49,078,497	72,744,289	48,993,581

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$188,316	$109,643	$487,043	$321,246
Other comprehensive income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	145,415	229,285	264,987	175,005
Less: Reclassification adjustment for net gains included in net income	(91)	—	(514)	(139)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	8,007	9,618	24,286	27,345
Change in unrealized gains and losses on debt securities	153,331	238,903	288,759	202,211
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	(380)	40,445	36,652	18,012
Less: Reclassification adjustment for net losses (gains) included in net income	3,114	(1,666)	5,131	(7,392)
Change in unrealized gains and losses on derivative hedges	2,734	38,779	41,783	10,620
Other comprehensive income, before tax	156,065	277,682	330,542	212,831
Income tax expense	(38,860)	(67,904)	(82,334)	(51,752)
Other comprehensive income	117,205	209,778	248,208	161,079
Comprehensive income	$305,521	$319,421	$735,251	$482,325

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – July 1, 2024	$—	$55,057	$1,132,301	$2,984,152	$(605,634)	$(338,529)	$3,227,347
Total comprehensive income	—	—	—	109,643	209,778	—	319,421
Common dividends ($0.39 per share)	—	—	—	(19,178)	—	—	(19,178)
Purchase of treasury stock	—	—	—	—	—	(201)	(201)
Issuances of equity awards, net of forfeitures	—	—	(256)	—	—	256	—
Recognition of equity-based compensation	—	—	4,846	—	—	—	4,846
Sale of treasury stock	—	—	112	—	—	77	189
Exercise of stock options	—	—	1,379	—	—	1,718	3,097
Common stock issuance costs	—	—	(32)	—	—	—	(32)
Balance – September 30, 2024	$—	$55,057	$1,138,350	$3,074,617	$(395,856)	$(336,679)	$3,535,489

Balance – July 1, 2025	$404,767	$78,666	$4,000,973	$3,409,706	$(442,047)	$(166,300)	$7,285,765
Total comprehensive income	—	—	—	188,316	117,205	—	305,521
Cash dividends declared:
Preferred dividends ($264.79 per share)	—	—	—	(7,944)	—	—	(7,944)
Common dividends ($0.40 per share)	—	—	—	(30,566)	—	—	(30,566)
Purchase of treasury stock	—	—	—	—	—	(1,825)	(1,825)
Issuances of equity awards, net of forfeitures	—	—	(2,461)	—	—	2,461	—
Recognition of equity-based compensation	—	—	7,723	—	—	—	7,723
Sale of treasury stock	—	—	96	—	—	118	214
Exercise of stock options	—	—	3	—	—	55	58
Preferred stock issuance, net of issuance costs	4	—	—	—	—	—	4
Preferred stock redemption	(110,705)	—	(4,500)	205	—	—	(115,000)
Balance – September 30, 2025	$294,066	$78,666	$4,001,834	$3,559,717	$(324,842)	$(165,491)	$7,443,950

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2024	$—	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419
Total comprehensive income	—	—	—	321,246	161,079	—	482,325
Common dividends ($1.17 per share)	—	—	—	(57,453)	—	—	(57,453)
Purchase of treasury stock	—	—	—	—	—	(7,738)	(7,738)
Issuances of equity awards, net of forfeitures	—	—	(11,220)	—	—	11,923	703
Recognition of equity-based compensation	—	—	14,886	—	—	—	14,886
Sale of treasury stock	—	—	237	—	—	184	421
Exercise of stock options	—	—	1,433	—	—	1,842	3,275
Common stock issuance costs	—	—	(1,349)	—	—	—	(1,349)
Balance – September 30, 2024	$—	$55,057	$1,138,350	$3,074,617	$(395,856)	$(336,679)	$3,535,489

Balance – January 1, 2025	$—	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541
Total comprehensive income	—	—	—	487,043	248,208	—	735,251
Cash dividends declared:
Preferred dividends Series A ($350.00 per share)	—	—	—	(4,025)	—	—	(4,025)
Preferred dividends Series B ($264.79 per share)	—	—	—	(7,944)	—	—	(7,944)
Common dividends ($1.20 per share)	—	—	—	(90,510)	—	—	(90,510)
Purchase of treasury stock	—	—	—	—	—	(17,549)	(17,549)
Issuances of equity awards, net of forfeitures	—	—	(18,663)	—	—	19,463	800
Recognition of equity-based compensation	—	—	48,021	—	—	—	48,021
Sale of treasury stock	—	—	265	—	—	261	526
Exercise of stock options	—	—	115	—	—	301	416
Common stock issuance	—	—	67,056	—	—	168,085	235,141
Preferred stock issuance, net of issuance costs	294,066	—	—	—	—	—	294,066
Preferred stock redemption	(110,705)	—	(4,500)	205	—	—	(115,000)
Stock issuance for acquisition, net of issuance costs	110,705	23,609	2,763,902	—	—	—	2,898,216
Balance – September 30, 2025	$294,066	$78,666	$4,001,834	$3,559,717	$(324,842)	$(165,491)	$7,443,950

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$487,043	$321,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	129,500	42,050
Net (accretion) amortization of premiums and discounts from acquisition	(93,740)	2,457
Depreciation and amortization	104,373	40,057
Amortization of debt issuance costs	638	657
Deferred income tax expense (benefit)	25,219	(6,798)
Net increase in trading securities and other earning assets	(7,278)	(17,746)
Gains on investment securities, net	(28,810)	(10,127)
Losses (gains) on sales of assets	68	(3,210)
Amortization of securities premiums, net of discount accretion	(2,066)	20,666
Originations of loans held for sale	(73,717)	(60,019)
Gains on sales of loans held for sale, net	(2,009)	(1,516)
Proceeds from sales of loans held for sale	75,312	60,779
Equity-based compensation	28,432	15,589
Changes in:
Accrued income	(11,271)	2,852
Accrued expenses and taxes	42,333	(1,687)
Other assets and liabilities, net	246,589	(113,093)
Net cash provided by operating activities	920,616	292,157
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	502,322	329,830
Purchases	(319,652)	(97,027)
Securities available for sale:
Sales	624,225	19,154
Maturities, calls and principal repayments	1,207,751	7,104,618
Purchases	(4,015,349)	(6,893,491)
Equity securities with readily determinable fair values:
Purchases	(495)	(265)
Equity securities without readily determinable fair values:
Sales	23,150	34,267
Maturities, calls and principal repayments	14,557	56,561
Purchases	(124,847)	(43,488)
Payment of tax equity investment commitments	(42,489)	(29,456)
Net increase in loans	(2,214,214)	(1,727,556)
Net increase in fed funds sold and resell agreements	(220,113)	(153,890)
Net cash activity from acquisitions and divestitures	170,136	(109,046)
Net decrease (increase) in interest-bearing balances due from other financial institutions	952,886	(24,426)
Net purchases of premises and equipment	(37,825)	(9,829)
Proceeds from bank-owned and company-owned life insurance death benefit	2,334	—
Net cash used in investing activities	(3,477,623)	(1,544,044)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	2,940,516	4,920,541
Net decrease in time deposits	(299,109)	(1,010,808)
Net increase (decrease) in fed funds purchased and repurchase agreements	206,249	(96,347)
Proceeds from short-term debt	—	500,000
Repayment of short-term debt	—	(1,250,000)
Repayment of long-term debt	(200,000)	—
Cash dividends paid	(95,006)	(57,602)
Payment of common stock issuance costs	(524)	(1,349)
Proceeds from exercise of stock options and sales of treasury shares	942	3,696
Purchases of treasury stock	(17,549)	(7,738)
Common stock issuance	235,141	—
Preferred stock issuance	294,066	—
Preferred stock redemption	(115,000)	—
Net cash provided by financing activities	2,949,726	3,000,393
Increase in cash and cash equivalents	392,719	1,748,506
Cash and cash equivalents at beginning of period	8,448,691	5,528,258
Cash and cash equivalents at end of period	$8,841,410	$7,276,764

Supplemental disclosures:
Income tax payments	$53,126	$76,076
Total interest payments	1,099,937	879,867
Noncash disclosures:
Acquisition of tax equity investments	$54,208	$24,316
Commitment to fund tax equity investments	54,208	24,316
Transfer of loans to other real estate owned	1,310	828
Transfer of loans to other repossessed assets	39	—
Issuance of common stock as consideration for acquisition	2,783,510	—
Issuance of preferred stock as consideration for acquisition	115,230	—
Stock based compensation as consideration for acquisition	20,389	—

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2025 and September 30, 2024 (in thousands):

	September 30,
	2025	2024
Due from the FRB	$7,768,405	$6,498,695
Cash and due from banks	1,073,005	778,069
Cash and cash equivalents at end of period	$8,841,410	$7,276,764

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $124.0 million and $103.2 million at September 30, 2025 and September 30, 2024, respectively.

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

Per Share Data

Basic net income per common share is computed using net income available to common shareholders and the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share is determined using net income available to common shareholders and the weighted average common shares and assumed incremental common shares issued. The following table provides the amounts used in the determination of basic and diluted net income per common share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$188,316	$109,643	$487,043	$321,246
Less: Preferred dividends	7,944	—	11,969	—
Net income available to common shareholders	$180,372	$109,643	$475,074	$321,246

Weighted average common shares outstanding for basic earnings per share	75,943,943	48,775,072	72,349,952	48,727,914
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	422,875	303,425	394,337	265,667
Weighted average common shares for diluted earnings per share	76,366,818	49,078,497	72,744,289	48,993,581
Net income per common share – basic	$2.38	$2.25	$6.57	$6.59
Net income per common share – diluted	2.36	2.23	6.53	6.56
Number of antidilutive restricted stock units excluded from diluted earnings per share computation	—	—	—	—
Number of antidilutive stock options excluded from diluted earnings per share computation	—	—	4,962	—

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Commercial loans are made based on the identified cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts from its customers. Beginning with the third quarter 2025, commercial and industrial loans include all loans to Non-Depository Financial Institutions (NDFIs), which includes a wide range of financial entities that provide services similar to those of traditional banks but do not accept deposits from the general public and are not regulated by the same Federal banking agencies. Previously reported balances have been reclassified for purposes of comparability.

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$32,711	$110	$33,610	$66,431	$15,131,651	$15,198,082
Specialty lending	—	—	—	—	561,394	561,394
Commercial real estate	27,634	—	69,859	97,493	16,485,602	16,583,095
Consumer real estate	5,826	—	24,633	30,459	4,312,100	4,342,559
Consumer	5,518	—	828	6,346	217,107	223,453
Credit cards	12,757	6,021	3,035	21,813	667,994	689,807
Leases and other	—	—	—	—	108,117	108,117
Total loans	$84,446	$6,131	$131,965	$222,542	$37,483,965	$37,706,507

	December 31, 2024
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$446	$1	$4,423	$4,870	$10,988,901	$10,993,771
Specialty lending	—	—	—	—	469,194	469,194
Commercial real estate	1,013	—	805	1,818	10,129,467	10,131,285
Consumer real estate	553	—	13,614	14,167	3,172,963	3,187,130
Consumer	175	12	40	227	193,633	193,860
Credit cards	9,316	7,589	400	17,305	561,461	578,766
Leases and other	—	—	—	—	88,295	88,295
Total loans	$11,503	$7,602	$19,282	$38,387	$25,603,914	$25,642,301

The Company sold consumer real estate loans with proceeds of $75.3 million and $60.8 million in the secondary market without recourse during the nine months ended September 30, 2025 and 2024, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $132.0 million and $19.3 million at September 30, 2025 and December 31, 2024, respectively. Restructured loans totaled $177 thousand and $196 thousand at September 30, 2025 and December 31, 2024, respectively. Loans 90 days past due and still accruing interest amounted to $6.1 million and $7.6 million at September 30, 2025 and December 31, 2024, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2025 and 2024. Nonaccrual loans with no related allowance for credit losses totaled $62.5 million and $19.3 million at September 30, 2025 and December 31, 2024, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$33,610	$14,793
Specialty lending	—	—
Commercial real estate	69,859	19,164
Consumer real estate	24,633	24,633
Consumer	828	828
Credit cards	3,035	3,035
Leases and other	—	—
Total loans	$131,965	$62,453

	December 31, 2024
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$4,423	$4,423
Specialty lending	—	—
Commercial real estate	805	805
Consumer real estate	13,614	13,614
Consumer	40	40
Credit cards	400	400
Leases and other	—	—
Total loans	$19,282	$19,282

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of September 30, 2025 and December 31, 2024, as well as the gross charge-offs by loan class and origination year for the nine months ended September 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,050,313	$2,144,396	$1,174,588	$1,076,786	$550,762	$369,057	$5,275,337	$18,774	$12,660,013
Agriculture	22,456	43,536	26,417	8,527	5,212	3,616	263,460	295	373,519
NDFIs	148,711	266,104	355,725	50,345	13,808	31,592	1,268,919	135	2,135,339
Overdrafts	—	—	—	—	—	—	29,211	—	29,211
Total Commercial and industrial	2,221,480	2,454,036	1,556,730	1,135,658	569,782	404,265	6,836,927	19,204	15,198,082
Current period charge-offs	—	7,296	7,124	6,687	1,552	956	14,420	—	38,035
Specialty lending:
Asset-based lending	35,381	5,927	—	6,053	32,203	33,107	448,723	—	561,394
Total Specialty lending	35,381	5,927	—	6,053	32,203	33,107	448,723	—	561,394
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	901,661	503,574	635,472	1,032,953	830,103	799,917	40,081	2,804	4,746,565
Non-owner-occupied	1,354,864	702,128	1,018,368	1,089,774	850,794	915,711	47,617	—	5,979,256
Farmland	136,277	80,576	93,007	135,288	90,647	177,577	45,669	86,787	845,828
5+ Multi-family	205,011	229,323	100,067	598,814	368,199	101,411	8,862	—	1,611,687
1-4 Family construction	49,100	48,149	890	729	—	25	221	—	99,114
General construction	599,040	801,596	958,737	674,774	152,144	7,716	39,213	67,425	3,300,645
Total Commercial real estate	3,245,953	2,365,346	2,806,541	3,532,332	2,291,887	2,002,357	181,663	157,016	16,583,095
Current period charge-offs	—	—	5,295	680	849	4,250	—	—	11,074
Consumer real estate:
HELOC	2,855	198	836	1,972	826	7,449	696,114	2,178	712,428
First lien: 1-4 family	489,549	379,598	376,497	611,931	758,036	869,513	10,364	343	3,495,831
Junior lien: 1-4 family	19,935	32,734	19,857	30,966	18,346	7,295	5,167	—	134,300
Total Consumer real estate	512,339	412,530	397,190	644,869	777,208	884,257	711,645	2,521	4,342,559
Current period charge-offs	—	—	130	201	711	546	462	—	2,050
Consumer:
Revolving line	999	34	9	37	25	542	151,919	1,057	154,622
Auto	7,103	8,452	11,651	6,235	1,623	424	—	—	35,488
Other	6,607	12,164	4,160	8,594	964	854	—	—	33,343
Total Consumer	14,709	20,650	15,820	14,866	2,612	1,820	151,919	1,057	223,453
Current period charge-offs	1	73	230	163	10	110	1,666	—	2,253
Credit cards:
Consumer	—	—	—	—	—	—	322,970	—	322,970
Commercial	—	—	—	—	—	—	366,837	—	366,837
Total Credit cards	—	—	—	—	—	—	689,807	—	689,807
Current period charge-offs	—	—	—	—	—	—	20,020	—	20,020
Leases and other:
Leases	—	—	—	—	—	1,276	—	—	1,276
Other	45,969	19,192	14,441	9,763	7,652	2,089	7,735	—	106,841
Total Leases and other	45,969	19,192	14,441	9,763	7,652	3,365	7,735	—	108,117
Current period charge-offs	—	7	—	—	—	—	—	—	7
Total loans	$6,075,831	$5,277,681	$4,790,722	$5,343,541	$3,681,344	$3,329,171	$9,028,419	$179,798	$37,706,507

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,054,295	$1,045,835	$916,112	$682,754	$293,173	$135,072	$3,975,094	$20,356	$9,122,691
Agriculture	9,857	5,750	3,554	2,208	356	97	156,546	—	178,368
NDFIs	266,024	350,733	94,730	8,997	10,467	9,080	941,454	—	1,681,485
Overdrafts	—	—	—	—	—	—	11,227	—	11,227
Total Commercial and industrial	2,330,176	1,402,318	1,014,396	693,959	303,996	144,249	5,084,321	20,356	10,993,771
Specialty lending:
Asset-based lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Total Specialty lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Commercial real estate:
Owner-occupied	352,517	277,049	593,480	442,805	293,799	275,207	4,948	25,266	2,265,071
Non-owner-occupied	784,434	527,773	1,006,769	727,365	404,362	324,839	32,312	—	3,807,854
Farmland	54,656	47,357	58,154	36,127	183,762	23,016	107,468	3	510,543
5+ Multi-family	161,767	47,136	302,225	256,032	28,819	18,732	9,202	—	823,913
1-4 Family construction	46,096	1,385	—	—	—	—	5	—	47,486
General construction	493,723	644,885	1,222,539	235,758	4,049	514	74,950	—	2,676,418
Total Commercial real estate	1,893,193	1,545,585	3,183,167	1,698,087	914,791	642,308	228,885	25,269	10,131,285
Consumer real estate:
HELOC	90	16	450	455	334	5,049	390,843	2,484	399,721
First lien: 1-4 family	413,395	361,242	565,017	635,217	496,758	273,628	—	—	2,745,257
Junior lien: 1-4 family	12,516	9,969	10,004	3,978	2,934	2,676	75	—	42,152
Total Consumer real estate	426,001	371,227	575,471	639,650	500,026	281,353	390,918	2,484	3,187,130
Consumer:
Revolving line	35	—	—	—	—	—	101,407	—	101,442
Auto	8,567	7,429	3,534	1,928	673	283	—	—	22,414
Other	13,050	2,876	10,065	25,659	342	796	17,216	—	70,004
Total Consumer	21,652	10,305	13,599	27,587	1,015	1,079	118,623	—	193,860
Credit cards:
Consumer	—	—	—	—	—	—	328,474	—	328,474
Commercial	—	—	—	—	—	—	250,292	—	250,292
Total Credit cards	—	—	—	—	—	—	578,766	—	578,766
Leases and other:
Leases	—	—	—	—	—	1,492	—	—	1,492
Other	30,622	17,322	13,284	9,895	2,335	2,035	11,310	—	86,803
Total Leases and other	30,622	17,322	13,284	9,895	2,335	3,527	11,310	—	88,295
Total loans	$4,707,447	$3,346,757	$4,807,943	$3,099,880	$1,751,555	$1,072,516	$6,808,094	$48,109	$25,642,301

Accrued interest on loans totaled $178.2 million and $125.7 million as of September 30, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

Non-Depository Financial Institutions NDFI loans are secured by working capital assets and non-real estate assets. The general purpose of these loans is for financing capital expenditures and current operations. The repayment of debt is reliant upon converting assets into cash or through services being sold and collected. Collateral-based risk is due to aged short-term assets, which can be indicative of underlying issues with the borrower and lead to the value of the collateral being overstated. Other risks consist of collateral that is secured by the stock of a NDFI, which can be unlisted stock with a limited market for the stock, or volatility of asset values driven by market performance.

Overdrafts Commercial overdrafts are typically short-term and unsecured. Some commercial borrowers tie their overdraft obligation to their line of credit, so any draw on the line of credit will satisfy the overdraft.

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,023,753	$2,079,582	$1,102,503	$1,007,687	$541,036	$346,788	$4,986,197	$18,522	$12,106,068
Special Mention	5,395	42,064	7,781	12,204	1,339	10,468	115,882	—	195,133
Substandard	20,150	15,189	64,304	50,092	8,387	11,801	172,795	—	342,718
Doubtful	1,015	7,561	—	6,803	—	—	463	252	16,094
Total Equipment/Accounts Receivable/Inventory	$2,050,313	$2,144,396	$1,174,588	$1,076,786	$550,762	$369,057	$5,275,337	$18,774	$12,660,013
Agriculture
Pass	$21,438	$43,437	$26,178	$7,818	$5,212	$2,895	$255,134	$245	$362,357
Special Mention	—	—	—	204	—	—	1,770	—	1,974
Substandard	1,018	99	239	505	—	721	6,556	50	9,188
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$22,456	$43,536	$26,417	$8,527	$5,212	$3,616	$263,460	$295	$373,519
NDFIs
Pass	$123,549	$257,143	$351,389	$45,909	$13,089	$31,393	$1,254,012	$135	$2,076,619
Special Mention	24,842	—	—	—	10	—	14,907	—	39,759
Substandard	320	8,961	4,336	4,436	709	199	—	—	18,961
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$148,711	$266,104	$355,725	$50,345	$13,808	$31,592	$1,268,919	$135	$2,135,339

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,029,012	$1,021,589	$851,378	$662,361	$291,712	$130,832	$3,796,386	$20,356	$8,803,626
Special Mention	2,044	4,145	6,075	5,949	639	—	37,419	—	56,271
Substandard	23,044	20,101	58,659	14,444	822	4,240	141,289	—	262,599
Doubtful	195	—	—	—	—	—	—	—	195
Total Equipment/Accounts Receivable/Inventory	$2,054,295	$1,045,835	$916,112	$682,754	$293,173	$135,072	$3,975,094	$20,356	$9,122,691
Agriculture
Pass	$5,214	$5,613	$3,465	$2,208	$356	$97	$153,585	$—	$170,538
Special Mention	—	137	89	—	—	—	1,068	—	1,294
Substandard	4,643	—	—	—	—	—	1,893	—	6,536
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$9,857	$5,750	$3,554	$2,208	$356	$97	$156,546	$—	$178,368
NDFIs
Pass	$266,024	$350,733	$94,730	$8,997	$10,467	$9,080	$929,976	$—	$1,670,007
Special Mention	—	—	—	—	—	—	11,478	—	11,478
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$266,024	$350,733	$94,730	$8,997	$10,467	$9,080	$941,454	$—	$1,681,485

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of September 30, 2025 and December 31, 2024 (in thousands):

	Asset-based lending
Risk	September 30, 2025	December 31, 2024
In-margin	$561,394	$469,194
Out-of-margin	—	—
Total	$561,394	$469,194

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$873,576	$497,665	$565,377	$978,976	$806,807	$749,409	$40,081	$261	$4,512,152
Special Mention	8,164	2,812	22,406	38,539	14,507	36,920	—	—	123,348
Substandard	19,921	3,097	47,401	15,438	8,789	13,588	—	2,543	110,777
Doubtful	—	—	288	—	—	—	—	—	288
Total Owner-occupied	$901,661	$503,574	$635,472	$1,032,953	$830,103	$799,917	$40,081	$2,804	$4,746,565
Non-owner-occupied
Pass	$1,266,928	$686,369	$999,652	$1,056,343	$830,144	$882,211	$42,193	$—	$5,763,840
Special Mention	80,138	15,759	4,278	6,844	749	23,797	—	—	131,565
Substandard	7,798	—	14,438	26,587	19,901	9,703	5,424	—	83,851
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$1,354,864	$702,128	$1,018,368	$1,089,774	$850,794	$915,711	$47,617	$—	$5,979,256
Farmland
Pass	$114,282	$78,522	$76,892	$125,116	$89,992	$166,043	$44,640	$86,787	$782,274
Special Mention	15,461	1,274	13,618	8,946	139	815	1,029	—	41,282
Substandard	6,534	780	2,497	1,226	516	10,719	—	—	22,272
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$136,277	$80,576	$93,007	$135,288	$90,647	$177,577	$45,669	$86,787	$845,828
5+ Multi-family
Pass	$205,011	$229,323	$99,826	$587,612	$359,725	$101,213	$8,862	$—	$1,591,572
Special Mention	—	—	241	2,958	8,474	198	—	—	11,871
Substandard	—	—	—	8,244	—	—	—	—	8,244
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$205,011	$229,323	$100,067	$598,814	$368,199	$101,411	$8,862	$—	$1,611,687
1-4 Family construction
Pass	$49,100	$46,733	$649	$729	$—	$25	$221	$—	$97,457
Special Mention	—	1,416	241	—	—	—	—	—	1,657
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$49,100	$48,149	$890	$729	$—	$25	$221	$—	$99,114
General construction
Pass	$594,038	$745,412	$923,697	$611,821	$150,223	$7,570	$31,963	$67,425	$3,132,149
Special Mention	—	56,082	34,619	31,818	1,921	22	—	—	124,462
Substandard	5,002	—	421	31,135	—	124	7,250	—	43,932
Doubtful	—	102	—	—	—	—	—	—	102
Total General construction	$599,040	$801,596	$958,737	$674,774	$152,144	$7,716	$39,213	$67,425	$3,300,645

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$316,858	$276,546	$590,337	$442,768	$289,219	$267,944	$4,948	$25,266	$2,213,886
Special Mention	31,213	—	1,512	—	467	—	—	—	33,192
Substandard	4,446	503	1,631	37	4,113	7,263	—	—	17,993
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$352,517	$277,049	$593,480	$442,805	$293,799	$275,207	$4,948	$25,266	$2,265,071
Non-owner-occupied
Pass	$784,434	$514,745	$981,769	$727,365	$404,362	$324,310	$32,312	$—	$3,769,297
Special Mention	—	13,028	25,000	—	—	—	—	—	38,028
Substandard	—	—	—	—	—	529	—	—	529
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$784,434	$527,773	$1,006,769	$727,365	$404,362	$324,839	$32,312	$—	$3,807,854
Farmland
Pass	$36,771	$45,055	$45,131	$36,127	$182,769	$14,209	$106,468	$3	$466,533
Special Mention	982	—	13,023	—	—	2,324	1,000	—	17,329
Substandard	16,903	2,302	—	—	993	6,483	—	—	26,681
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$54,656	$47,357	$58,154	$36,127	$183,762	$23,016	$107,468	$3	$510,543
5+ Multi-family
Pass	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
1-4 Family construction
Pass	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
General construction
Pass	$493,614	$643,050	$1,221,251	$235,758	$4,049	$504	$74,950	$—	$2,673,176
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,835	1,288	—	—	10	—	—	3,133
Doubtful	109	—	—	—	—	—	—	—	109
Total General construction	$493,723	$644,885	$1,222,539	$235,758	$4,049	$514	$74,950	$—	$2,676,418

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$2,855	$198	$422	$1,277	$376	$5,785	$695,506	$1,442	$707,861
Non-performing	—	—	414	695	450	1,664	608	736	4,567
Total HELOC	$2,855	$198	$836	$1,972	$826	$7,449	$696,114	$2,178	$712,428
First lien: 1-4 family
Performing	$488,275	$379,352	$372,977	$605,994	$754,960	$864,859	$10,364	$343	$3,477,124
Non-performing	1,274	246	3,520	5,937	3,076	4,654	—	—	18,707
Total First lien: 1-4 family	$489,549	$379,598	$376,497	$611,931	$758,036	$869,513	$10,364	$343	$3,495,831
Junior lien: 1-4 family
Performing	$19,894	$32,711	$19,845	$30,767	$17,997	$7,201	$5,167	$—	$133,582
Non-performing	41	23	12	199	349	94	—	—	718
Total Junior lien: 1-4 family	$19,935	$32,734	$19,857	$30,966	$18,346	$7,295	$5,167	$—	$134,300

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$90	$16	$450	$203	$249	$3,780	$390,843	$1,879	$397,510
Non-performing	—	—	—	252	85	1,269	—	605	2,211
Total HELOC	$90	$16	$450	$455	$334	$5,049	$390,843	$2,484	$399,721
First lien: 1-4 family
Performing	$413,060	$358,303	$559,689	$633,749	$496,615	$272,601	$—	$—	$2,734,017
Non-performing	335	2,939	5,328	1,468	143	1,027	—	—	11,240
Total First lien: 1-4 family	$413,395	$361,242	$565,017	$635,217	$496,758	$273,628	$—	$—	$2,745,257
Junior lien: 1-4 family
Performing	$12,516	$9,952	$9,903	$3,978	$2,934	$2,631	$75	$—	$41,989
Non-performing	—	17	101	—	—	45	—	—	163
Total Junior lien: 1-4 family	$12,516	$9,969	$10,004	$3,978	$2,934	$2,676	$75	$—	$42,152

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$999	$34	$9	$35	$25	$540	$151,287	$1,056	$153,985
Non-performing	—	—	—	2	—	2	632	1	637
Total Revolving line	$999	$34	$9	$37	$25	$542	$151,919	$1,057	$154,622
Auto
Performing	$7,103	$8,435	$11,632	$6,202	$1,608	$423	$—	$—	$35,403
Non-performing	—	17	19	33	15	1	—	—	85
Total Auto	$7,103	$8,452	$11,651	$6,235	$1,623	$424	$—	$—	$35,488
Other
Performing	$6,607	$12,141	$4,157	$8,560	$964	$822	$—	$—	$33,251
Non-performing	—	23	3	34	—	32	—	—	92
Total Other	$6,607	$12,164	$4,160	$8,594	$964	$854	$—	$—	$33,343

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Auto
Performing	$8,567	$7,418	$3,534	$1,920	$673	$283	$—	$—	$22,395
Non-performing	—	11	—	8	—	—	—	—	19
Total Auto	$8,567	$7,429	$3,534	$1,928	$673	$283	$—	$—	$22,414
Other
Performing	$13,037	$2,876	$10,057	$25,659	$342	$796	$17,216	$—	$69,983
Non-performing	13	—	8	—	—	—	—	—	21
Total Other	$13,050	$2,876	$10,065	$25,659	$342	$796	$17,216	$—	$70,004

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

As of September 30, 2025, a co-branded credit card portfolio is also segmented between current and significantly delinquent loans, with accounts being considered significantly delinquent after 60 days. Current loans are segmented by borrower payment activity as described above. Significantly delinquent loans are tracked by the number of cycles past due.

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

The following tables provide a summary of the amortized cost balance of consumer credit cards by risk rating as of September 30, 2025 and December 31, 2024 (in thousands):

	Consumer
Risk	September 30, 2025	December 31, 2024
Transactor accounts	$106,268	$101,688
Revolver accounts (by credit score):
Less than 600	12,362	16,297
600-619	6,712	7,893
620-639	12,056	13,174
640-659	19,501	20,798
660-679	19,595	20,897
680-699	22,538	24,121
700-719	24,578	26,180
720-739	21,428	22,418
740-759	18,864	18,965
760-779	18,839	19,609
780-799	18,011	18,058
800-819	11,147	11,443
820-839	5,966	5,745
840+	1,063	1,188
Total	$318,928	$328,474

The following table provides a summary of the amortized cost balance of consumer credit cards considered significantly delinquent for a co-branded portfolio by delinquent cycles as of September 30, 2025 (in thousands):

Consumer
Risk	September 30, 2025
61-90 Days	$1,192
91-120 Days	1,109
121-150 Days	898
151-180 Days	843
Total	$4,042

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of September 30, 2025 and December 31, 2024 (in thousands):

	Commercial
Risk	September 30, 2025	December 31, 2024
Current	$342,514	$231,713
Past Due	24,323	18,579
Total	$366,837	$250,292

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

Other Other loans are loans that are obligations of states and political subdivisions in the U.S., loans for purchasing or carrying securities, or all other non-consumer loans. Risk associated with other loans is tied to the underlying collateral by each type of loan. Collateral is generally equipment, accounts receivable, inventory, 1-4 family residential construction and is susceptible to the same risks mentioned with those collateral types previously.

Based on the factors noted above for each type of collateral, the Company assigns risk ratings to borrowers based on their most recently assessed financial position.

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2025 and December 31, 2024 (in thousands):

	Leases		Other
Risk	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Pass	$1,276	$1,492	$106,841	$86,778
Special Mention	—	—	—	—
Substandard	—	—	—	25
Doubtful	—	—	—	—
Total	$1,276	$1,492	$106,841	$86,803

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

The ACL for the State and political HTM securities segment is measured using a loss rate method based on historical bond rating transitions. Primary risk drivers within the segment are bond ratings in the portfolio along with changes of macro-economic conditions. There is no ACL for the U.S. Treasury, U.S. Agency, and GSE mortgage-backed HTM securities portfolios as they are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. For further discussion on these securities, including the aging and amortized cost balance of HTM securities, see Note 5, “Securities.”

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$210,728	$—	$153,489	$5,521	$1,567	$17,913	$700	$389,918	$4,275	$394,193
PCD allowance for credit loss at acquisition	—	—	8,006	—	—	—	—	8,006	—	8,006
Charge-offs	(5,927)	—	(4,572)	(421)	(830)	(7,820)	(7)	(19,577)	—	(19,577)
Recoveries	65	—	—	75	175	873	6	1,194	—	1,194
Provision	18,402	—	(1,230)	914	247	7,098	(1)	25,430	(2,430)	23,000
Ending balance - ACL	$223,268	$—	$155,693	$6,089	$1,159	$18,064	$698	$404,971	$1,845	$406,816
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,331	$—	$3,540	$180	$98	$—	$54	$8,203	$18	$8,221
Initial allowance for credit loss at acquisition	—	—	—	—	—	—	—	—	—	—
Provision	(169)	—	(420)	46	30	—	(5)	(518)	18	(500)
Ending balance - ACL on off-balance sheet	$4,162	$—	$3,120	$226	$128	$—	$49	$7,685	$36	$7,721

	Three Months Ended September 30, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$151,448	$—	$68,862	$3,567	$632	$13,936	$722	$239,167	$2,956	$242,123
Charge-offs	(892)	—	—	(132)	(357)	(7,852)	(4)	(9,237)	—	(9,237)
Recoveries	219	1	—	22	40	498	3	783	—	783
Provision	7,387	(1)	3,238	287	188	7,106	(11)	18,194	(194)	18,000
Ending balance - ACL	$158,162	$—	$72,100	$3,744	$503	$13,688	$710	$248,907	$2,762	$251,669
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,288	$—	$1,681	$80	$13	$—	$32	$4,094	$44	$4,138
Provision	252	—	(235)	5	3	—	(1)	24	(24)	—
Ending balance - ACL on off-balance sheet	$2,540	$—	$1,446	$85	$16	$—	$31	$4,118	$20	$4,138

	Nine Months Ended September 30, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$161,553	$—	$77,340	$4,327	$966	$14,272	$631	$259,089	$2,645	$261,734
PCD allowance for credit loss at acquisition	45,026	—	40,054	206	13	—	—	85,299	—	85,299
Charge-offs	(38,035)	—	(11,074)	(2,050)	(2,253)	(20,020)	(7)	(73,439)	—	(73,439)
Recoveries	254	—	184	238	420	2,620	6	3,722	—	3,722
Provision	54,470	—	49,189	3,368	2,013	21,192	68	130,300	(800)	129,500
Ending balance - ACL	$223,268	$—	$155,693	$6,089	$1,159	$18,064	$698	$404,971	$1,845	$406,816
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,234	$—	$1,741	$70	$16	$—	$63	$4,124	$14	$4,138
Initial allowance for credit loss at acquisition	2,166	—	1,192	63	41	—	114	3,576	7	3,583
Provision	(238)	—	187	93	71	—	(128)	(15)	15	—
Ending balance - ACL on off-balance sheet	$4,162	$—	$3,120	$226	$128	$—	$49	$7,685	$36	$7,721

	Nine Months Ended September 30, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$157,389	$—	$45,507	$6,941	$1,089	$7,935	$877	$219,738	$3,258	$222,996
Charge-offs	(1,886)	—	(250)	(308)	(1,026)	(15,098)	(4)	(18,572)	—	(18,572)
Recoveries	1,837	3	—	632	138	1,632	3	4,245	—	4,245
Provision	822	(3)	26,843	(3,521)	302	19,219	(166)	43,496	(496)	43,000
Ending balance - ACL	$158,162	$—	$72,100	$3,744	$503	$13,688	$710	$248,907	$2,762	$251,669
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,152	$186	$460	$117	$9	$—	$100	$5,024	$64	$5,088
Provision	(1,612)	(186)	986	(32)	7	—	(69)	(906)	(44)	(950)
Ending balance - ACL on off-balance sheet	$2,540	$—	$1,446	$85	$16	$—	$31	$4,118	$20	$4,138

Purchased loans that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as PCD loans. PCD loans are recorded at fair value plus the ACL expected at the time of acquisition. Upon the acquisition of HTLF, the Company recorded $62.1 million to establish the PCD ACL. During the second and third quarters of 2025, the Company recorded an additional $15.2 million and $8.0 million, respectively, to the PCD ACL based on credit factors that were determined to be in existence as of the date of acquisition.

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. See Note 10 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$31,315	$15,670	$12,498
Agriculture	1,054	—	1,054
NDFIs	1,241	—	1,241
Total Commercial and industrial	33,610	15,670	14,793
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	8,300	2,335	1,558
Non-owner-occupied	52,876	9,423	9,342
Farmland	1,740	—	1,740
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	7,089	154	6,670
Total Commercial real estate	70,005	11,912	19,310
Consumer real estate:
HELOC	4,806	—	4,806
First lien: 1-4 family	19,025	—	19,025
Junior lien: 1-4 family	802	—	802
Total Consumer real estate	24,633	—	24,633
Consumer:
Revolving line	645	—	645
Auto	87	—	87
Other	96	—	96
Total Consumer	828	—	828
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$129,076	$27,582	$59,564

	December 31, 2024
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$4,423	$—	$4,423
Agriculture	—	—	—
NDFIs	—	—	—
Total Commercial and industrial	4,423	—	4,423
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	707	—	707
Non-owner-occupied	—	—	—
Farmland	135	—	135
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	118	—	118
Total Commercial real estate	960	—	960
Consumer real estate:
HELOC	2,211	—	2,211
First lien: 1-4 family	11,240	—	11,240
Junior lien: 1-4 family	163	—	163
Total Consumer real estate	13,614	—	13,614
Consumer:
Revolving line	—	—	—
Auto	19	—	19
Other	21	—	21
Total Consumer	40	—	40
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$19,037	$—	$19,037

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

For the three months ended September 30, 2025, the Company had one new modification on a residential real estate loan made to a borrower experiencing financial difficulty with a total pre-modification loan balance of $401 thousand and a total post-modification loan balance of $432 thousand. For the nine months ended September 30, 2025, the Company had three modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $757 thousand and a total post-modification loan balance of $790 thousand. For the three months ended September 30, 2024, the Company had no new modifications. For the nine months ended September 30, 2024, the Company had two modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $291 thousand and a total post-modification loan balance of $293 thousand.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of September 30, 2025 and 2024. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three and nine months ended September 30, 2025 and 2024, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,180,744	$17,757	$(750)	$2,197,751
U.S. Agencies	81,171	422	(167)	81,426
Mortgage-backed	8,160,828	55,196	(373,749)	7,842,275
State and political subdivisions	2,541,797	23,996	(86,291)	2,479,502
Corporates	228,546	217	(6,227)	222,536
Collateralized loan obligations	554,063	878	(151)	554,790
Total	$13,747,149	$98,466	$(467,335)	$13,378,280

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$1,331,394	$2,751	$(8,072)	$1,326,073
U.S. Agencies	129,246	126	(325)	129,047
Mortgage-backed	4,945,548	339	(524,957)	4,420,930
State and political subdivisions	1,309,126	487	(91,044)	1,218,569
Corporates	330,739	60	(13,629)	317,170
Collateralized loan obligations	361,623	1,060	(138)	362,545
Total	$8,407,676	$4,823	$(638,165)	$7,774,334

The following table presents contractual maturity information for securities available for sale at September 30, 2025 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$565,899	$564,700
Due after 1 year through 5 years	2,535,587	2,545,738
Due after 5 years through 10 years	624,238	616,146
Due after 10 years	1,860,597	1,809,421
Total	5,586,321	5,536,005
Mortgage-backed securities	8,160,828	7,842,275
Total securities available for sale	$13,747,149	$13,378,280

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2025, related to the acquisition of HTLF, the Company acquired securities available for sale with an Acquisition Date fair value of $3.1 billion.

The following table presents the sales of securities available for sale for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$7,871	$—	$624,225	$19,154
Gross realized gains	91	—	514	139
Gross realized losses	—	—	—	—

There were $11.6 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2025 and December 31, 2024, respectively.

Accrued interest on securities available for sale totaled $74.8 million and $43.1 million as of September 30, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024 (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	7	$79,522	$(168)	7	$75,611	$(582)	14	$155,133	$(750)
U.S. Agencies	1	8,583	(167)	—	—	—	1	8,583	(167)
Mortgage-backed	99	697,377	(3,896)	829	2,951,837	(369,853)	928	3,649,214	(373,749)
State and political subdivisions	147	610,974	(17,306)	1,215	800,722	(68,985)	1,362	1,411,696	(86,291)
Corporates	2	2,244	(6)	161	194,933	(6,221)	163	197,177	(6,227)
Collateralized loan obligations	11	109,671	(102)	3	15,847	(49)	14	125,518	(151)
Total	267	$1,508,371	$(21,645)	2,215	$4,038,950	$(445,690)	2,482	$5,547,321	$(467,335)

	Less than 12 months			12 months or more			Total
December 31, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	93	$635,739	$(6,319)	9	$142,518	$(1,753)	102	$778,257	$(8,072)
U.S. Agencies	4	20,858	(46)	5	56,712	(279)	9	77,570	(325)
Mortgage-backed	159	1,293,953	(22,468)	834	3,055,882	(502,489)	993	4,349,835	(524,957)
State and political subdivisions	264	173,006	(2,392)	1,629	953,458	(88,652)	1,893	1,126,464	(91,044)
Corporates	—	—	—	239	315,109	(13,629)	239	315,109	(13,629)
Collateralized loan obligations	7	47,222	(88)	5	30,521	(50)	12	77,743	(138)
Total	527	$2,170,778	$(31,313)	2,721	$4,554,200	$(606,852)	3,248	$6,724,978	$(638,165)

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

As of September 30, 2025 and December 31, 2024, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at September 30, 2025 and December 31, 2024, respectively (in thousands):

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Treasury	$38,249	$4	$(115)	$38,138	$—	$38,249
U.S. Agencies	—	—	—	—	—	—
Mortgage-backed	2,573,708	170	(323,324)	2,250,554	—	2,573,708
State and political subdivisions	3,042,275	13,072	(224,338)	2,831,009	(1,845)	3,040,430
Total	$5,654,232	$13,246	$(547,777)	$5,119,701	$(1,845)	$5,652,387

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agencies	$116,331	$—	$(581)	$115,750	$—	$116,331
Mortgage-backed	2,523,134	—	(418,482)	2,104,652	—	2,523,134
State and political subdivisions	2,739,447	12,035	(222,946)	2,528,536	(2,645)	2,736,802
Total	$5,378,912	$12,035	$(642,009)	$4,748,938	$(2,645)	$5,376,267

The following table presents contractual maturity information for securities held to maturity at September 30, 2025 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$157,934	$157,342
Due after 1 year through 5 years	378,358	368,805
Due after 5 years through 10 years	875,003	836,790
Due after 10 years	1,669,229	1,506,210
Total	3,080,524	2,869,147
Mortgage-backed securities	2,573,708	2,250,554
Total securities held to maturity	$5,654,232	$5,119,701

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2025, related to the acquisition of HTLF, the Company acquired securities held to maturity with an Acquisition Date fair value of $438.9 million.

There were no sales of securities held to maturity during the three or nine months ended September 30, 2025 or 2024.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $147.0 million and $171.3 million at September 30, 2025 and December 31, 2024, respectively.

Accrued interest on securities held to maturity totaled $21.3 million and $25.6 million as of September 30, 2025 and December 31, 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024, respectively (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Treasury	6	$30,638	$(115)	—	$—	$—	6	$30,638	$(115)
U.S. Agencies	—	—	—	—	—	—	—	—	—
Mortgage-backed	12	104,013	(1,198)	262	2,037,057	(322,126)	274	2,141,070	(323,324)
State and political subdivisions	151	727,606	(48,914)	1,353	1,468,551	(175,424)	1,504	2,196,157	(224,338)
Total	169	$862,257	$(50,227)	1,615	$3,505,608	$(497,550)	1,784	$4,367,865	$(547,777)

	Less than 12 months			12 months or more			Total
December 31, 2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agencies	—	$—	$—	10	$115,750	$(581)	10	$115,750	$(581)
Mortgage-backed	6	3,527	(103)	263	2,101,125	(418,379)	269	2,104,652	(418,482)
State and political subdivisions	47	52,468	(2,030)	1,414	1,972,927	(220,916)	1,461	2,025,395	(222,946)
Total	53	$55,995	$(2,133)	1,687	$4,189,802	$(639,876)	1,740	$4,245,797	$(642,009)

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment. The U.S. Treasury, U.S. Agency and GSE mortgage-backed securities are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. Therefore, the Company’s expected lifetime loss for these portfolios is zero and there is no ACL recorded for these portfolios. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at September 30, 2025 and December 31, 2024 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
September 30, 2025	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$48,372	$51,835	$401,250	$797,970	$41,021	$23,551	$14,721	$1,378,720
Utilities	774,751	754,910	110,326	22,895	673	—	—	1,663,555
Total state and political subdivisions	$823,123	$806,745	$511,576	$820,865	$41,694	$23,551	$14,721	$3,042,275

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2024	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$424,690	$610,351	$36,628	$21,990	$1,093,659
Utilities	759,798	761,706	99,127	24,509	648	—	1,645,788
Total state and political subdivisions	$759,798	$761,706	$523,817	$634,860	$37,276	$21,990	$2,739,447

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

All held-to-maturity securities were current and not past due at September 30, 2025 and December 31, 2024.

Trading Securities

There were net unrealized losses of $6 thousand and net unrealized gains of $44 thousand on trading securities at September 30, 2025 and 2024, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $13.0 million and $7.1 million at September 30, 2025 and December 31, 2024, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
FRB and FHLB stock	$137,406	$42,672
Equity securities with readily determinable fair values	41,150	11,596
Equity securities without readily determinable fair values	541,019	416,750
Total	$719,575	$471,018

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

During 2025, related to the acquisition of HTLF, the Company acquired other securities with an acquired fair value of $105.3 million as of the Acquisition Date, including $2.0 million of FRB and FHLB stock and $103.2 million of equity securities without readily determinable fair values.

The table below presents the changes in equity securities without readily determinable fair values for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$533,749	$371,123	$416,750	$394,035
Acquisition of HTLF	(19,675)	—	103,211	—
Purchases of securities	34,919	33,397	83,749	45,154
Observable upward price adjustments	3,462	2,552	13,895	15,740
Observable downward price adjustments	(653)	(268)	(9,228)	(6,042)
Sales of securities and other activity	(10,783)	(7,032)	(67,358)	(49,115)
Ending balance	$541,019	$399,772	$541,019	$399,772

Investment Securities Gains, Net

The following table presents the components of Investment securities (losses) gains, net for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment securities (losses) gains, net
Available-for-sale debt securities:
Gains realized on sales	$91	$—	$514	$139
Equity securities with readily determinable fair values:
Fair value adjustments, net	(7,103)	340	22,513	291
Equity securities without readily determinable fair values:
Fair value adjustments, net	2,919	738	(2,384)	(2,277)
Sales	—	1,545	8,167	11,974
Total investment securities (losses) gains, net	$(4,093)	$2,623	$28,810	$10,127

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2025 and December 31, 2024 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2025	$63,113	$76,492	$67,780	$207,385
Acquisition of HTLF	976,748	—	651,165	1,627,913
Balances as of September 30, 2025	$1,039,861	$76,492	$718,945	$1,835,298

Balances as of January 1, 2024	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2024	$63,113	$76,492	$67,780	$207,385

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$481,294	$123,212	$604,506
Accumulated amortization	59,391	33,665	93,056
Net carrying amount	$421,903	$89,547	$511,450

	As of December 31, 2024
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$86,800	$89,145
Accumulated amortization	1,600	23,898	25,498
Net carrying amount	$745	$62,902	$63,647

Related to the acquisition of HTLF, the Company recognized $1.6 billion of goodwill, a $474.1 million core deposit intangible asset, wealth customer list of $26.0 million, and purchased credit card relationships of $10.9 million. See Note 13, “Acquisition” for additional information.

On September 2, 2025, the Company acquired a healthcare savings account business, which included $32.5 million of deposits. The purchase resulted in recognition of a $4.8 million core deposit intangible asset.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Aggregate amortization expense	$25,317	$1,917	$68,067	$5,788

The following table discloses the estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2025	$25,433
For the year ending December 31, 2026	92,995
For the year ending December 31, 2027	82,404
For the year ending December 31, 2028	70,336
For the year ending December 31, 2029	61,390

7. Borrowed Funds

The components of the Company’s borrowed funds are as follows (in thousands):

	September 30, 2025	December 31, 2024
Long-term debt:
Trust preferred securities	$218,929	$76,782
Subordinated notes 3.70%, net of issuance costs	—	199,681
Subordinated notes 6.25%, net of issuance costs	109,148	108,829
Subordinated notes 2.75%	143,254	—
Total long-term debt	471,331	385,292
Total borrowed funds	$471,331	$385,292

The following table presents details of outstanding trust preferred securities as of September 30, 2025 (in thousands):

	Amount Outstanding	Issuance Date	Interest Rate	Interest Rate as of September 30, 2025	Maturity Date
Marquette Capital Trust I	$19,205	12/28/2005	1.33% over 3-month term SOFR	5.91%	1/7/2036
Marquette Capital Trust II	19,687	12/28/2005	1.33% over 3-month term SOFR	5.91	1/7/2036
Marquette Capital Trust III	7,730	5/30/2006	1.50% over 3-month term SOFR	5.77	6/23/2036
Marquette Capital Trust IV	31,184	6/30/2006	1.60% over 3-month term SOFR	5.90	9/15/2036
Heartland Financial Statutory Trust IV	9,622	3/17/2004	2.75% over 3-month term SOFR	7.03	3/17/2034
Heartland Financial Statutory Trust V	17,361	1/27/2006	1.33% over 3-month term SOFR	5.91	4/7/2036
Heartland Financial Statutory Trust VI	16,848	6/21/2007	1.48% over 3-month term SOFR	5.78	9/15/2037
Heartland Financial Statutory Trust VII	14,742	6/26/2007	1.48% over 3-month term SOFR	5.91	9/1/2037
Morrill Statutory Trust I	9,931	12/19/2002	3.25% over 3-month term SOFR	7.51	12/26/2032
Morrill Statutory Trust II	9,687	12/17/2003	2.85% over 3-month term SOFR	7.13	12/17/2033
Sheboygan Statutory Trust I	7,314	9/17/2003	2.95% over 3-month term SOFR	7.23	9/17/2033
CBNM Capital Trust I	4,833	9/10/2004	3.25% over 3-month term SOFR	7.55	12/15/2034
Citywide Capital Trust III	6,769	12/19/2003	2.80% over 3-month term SOFR	7.37	12/19/2033
Citywide Capital Trust IV	4,668	9/30/2004	2.20% over 3-month term SOFR	6.66	9/30/2034
Citywide Capital Trust V	13,041	5/31/2006	1.54% over 3-month term SOFR	5.84	7/25/2036
OCGI Statutory Trust III	3,011	6/27/2002	3.65% over 3-month term SOFR	8.23	9/30/2032
OCGI Statutory Trust IV	5,638	9/23/2004	2.50% over 3-month term SOFR	6.80	12/15/2034
BVBC Capital Trust II	7,420	4/10/2003	3.25% over 3-month term SOFR	7.81	4/24/2033
BVBC Capital Trust III	10,238	7/29/2005	1.60% over 3-month term SOFR	5.86	9/30/2035
Total trust preferred securities	$218,929

In September 2020, the Company issued $200.0 million of 3.70% fixed-to-fixed rate subordinated notes that were to mature on September 17, 2030. The notes bore interest at the rate of 3.70% per annum, payable semi-annually on each March 17 and September 17. Unamortized debt issuance costs related to these notes totaled $0.3 million as of December 31, 2024. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank. During the first quarter of 2025, the Company purchased and subsequently retired $11.1 million of its 2020 subordinated notes. During the third quarter of 2025, the Company redeemed the remainder of the outstanding 2020 subordinated notes.

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.9 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

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

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities, as summarized in the table above. These long-term debt obligations had an aggregate contractual balance of $262.9 million and a carrying value of $218.9 million as of September 30, 2025. As of December 31, 2024, the debt obligations related to the four unconsolidated trusts acquired from Marquette had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of both September 30, 2025 and December 31, 2024, the Company owned $10.2 million of FHLB stock. As of September 30, 2025, the Company had six letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $203.3 million and have various maturity dates through December 10, 2025. The Company’s remaining borrowing capacity with the FHLB was $1.8 billion as of September 30, 2025.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2025 and December 31, 2024, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2025
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$687,086	$—	$—	$—	$687,086
U.S. Agencies	1,454,845	20,238	602,527	1,400	2,079,010
Total repurchase agreements	$2,141,931	$20,238	$602,527	$1,400	$2,766,096

	As of December 31, 2024
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$608,836	$—	$—	$608,836
U.S. Agencies	1,496,676	431,048	2,750	1,930,474
Total repurchase agreements	$2,105,512	$431,048	$2,750	$2,539,310

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

Business Segment financial information is produced using an internal reporting system which is based on a series of management estimates for funds transfer pricing (FTP), and allocations of noninterest expense and income taxes. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company’s broader funding profile. These estimates and allocations are periodically reviewed and refined. The CODM uses the Business Segment net income in deciding how to allocate resources and assess performance for individual Business Segments, including evaluating the cost or opportunity value of funds within each Business Segment and identifying areas of focus for organic growth or acquisition. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2025. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows (in thousands):

	Three Months Ended September 30, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$331,555	$60,997	$82,490	$475,042
Provision for credit losses	19,465	460	2,575	22,500
Noninterest income	56,089	115,379	31,830	203,298

Salaries and employee benefits	52,763	49,449	39,755	141,967
Processing fees	3,207	9,313	4,664	17,184
Bankcard	2,019	6,533	2,954	11,506
Amortization of other intangible assets	—	1,826	103	1,929
Allocated technology, service, overhead	115,530	33,955	59,692	209,177
Other segment items*	13,512	9,537	14,473	37,522
Noninterest expense	187,031	110,613	121,641	419,285
Income (loss) before taxes	181,148	65,303	(9,896)	236,555
Income tax expense (benefit)	36,940	13,317	(2,018)	48,239
Net income (loss)	$144,208	$51,986	$(7,878)	$188,316
Average assets	$34,215,000	$20,060,000	$14,220,000	$68,495,000

*Other segment items include occupancy, equipment, supplies and services, marketing and business development costs, legal and consulting, and regulatory fees.

	Three Months Ended September 30, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$168,353	$44,757	$34,266	$247,376
Provision for credit losses	15,947	252	1,801	18,000
Noninterest income	31,383	99,598	27,762	158,743

Salaries and employee benefits	26,773	42,213	23,464	92,450
Processing fees	2,273	7,963	3,417	13,653
Bankcard	2,920	6,933	2,373	12,226
Amortization of other intangible assets	—	1,786	131	1,917
Allocated technology, service, overhead	47,941	32,079	28,843	108,863
Other segment items*	7,916	9,037	6,392	23,345
Noninterest expense	87,823	100,011	64,620	252,454
Income (loss) before taxes	95,966	44,092	(4,393)	135,665
Income tax expense (benefit)	18,407	8,457	(842)	26,022
Net income (loss)	$77,559	$35,635	$(3,551)	$109,643
Average assets	$21,525,000	$14,596,000	$7,146,000	$43,267,000

	Nine Months Ended September 30, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$928,091	$188,487	$223,127	$1,339,705
Provision for credit losses	104,550	1,325	23,625	129,500
Noninterest income	136,527	327,171	127,983	591,681

Salaries and employee benefits	160,034	143,913	115,203	419,150
Processing fees	10,641	29,738	14,056	54,435
Bankcard	8,813	17,994	9,871	36,678
Amortization of other intangible assets	—	5,387	309	5,696
Allocated technology, service, overhead	311,770	98,120	162,193	572,083
Other segment items*	39,433	27,863	41,902	109,198
Noninterest expense	530,691	323,015	343,534	1,197,240
Income (loss) before taxes	429,377	191,318	(16,049)	604,646
Income tax expense (benefit)	83,513	37,211	(3,121)	117,603
Net income (loss)	$345,864	$154,107	$(12,928)	$487,043
Average assets	$32,731,000	$19,131,000	$13,280,000	$65,142,000

	Nine Months Ended September 30, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$487,498	$144,708	$99,712	$731,918
Provision for credit losses	35,770	753	5,527	42,050
Noninterest income	104,195	285,199	73,512	462,906

Salaries and employee benefits	80,762	122,638	68,399	271,799
Processing fees	6,813	22,367	9,732	38,912
Bankcard	9,156	16,913	8,352	34,421
Amortization of other intangible assets	—	5,396	393	5,789
Allocated technology, service, overhead	150,972	96,128	88,585	335,685
Other segment items*	24,029	26,686	19,004	69,719
Noninterest expense	271,732	290,128	194,465	756,325
Income (loss) before taxes	284,191	139,026	(26,768)	396,449
Income tax expense (benefit)	53,909	26,372	(5,078)	75,203
Net income (loss)	$230,282	$112,654	$(21,690)	$321,246
Average assets	$21,386,000	$14,194,000	$7,006,000	$42,586,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended September 30, 2025 and September 30, 2024, the Company had $13.1 million and $10.2 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. For the nine months ended September 30, 2025 and September 30, 2024, the Company had $38.6 million and $28.5 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2025. Total receivables from revenue recognized under the scope of ASC 606 were $99.5 million and $100.2 million as of September 30, 2025 and December 31, 2024, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three and nine months ended September 30, 2025 and September 30, 2024. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2025 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$785	$67,201	$19,940	$—	$87,926
Trading and investment banking	—	121	—	6,905	7,026
Service charges on deposit accounts	16,281	10,355	2,487	27	29,150
Insurance fees and commissions	—	—	307	—	307
Brokerage fees	69	17,985	2,416	—	20,470
Bankcard fees	27,127	7,385	8,088	(13,039)	29,561
Investment securities gains, net	—	—	—	(4,093)	(4,093)
Other	2,292	653	1,008	28,998	32,951
Total Noninterest income	$46,554	$103,700	$34,246	$18,798	$203,298

	Three Months Ended September 30, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$59,843	$14,379	$—	$74,222
Trading and investment banking	—	211	—	6,907	7,118
Service charges on deposit accounts	10,543	8,119	1,401	26	20,089
Insurance fees and commissions	—	—	282	—	282
Brokerage fees	68	13,689	1,992	—	15,749
Bankcard fees	20,236	6,961	5,377	(10,180)	22,394
Investment securities losses, net	—	—	—	2,623	2,623
Other	1,169	674	740	13,683	16,266
Total Noninterest income	$32,016	$89,497	$24,171	$13,059	$158,743

	Nine Months Ended September 30, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$2,016	$192,026	$56,928	$—	$250,970
Trading and investment banking	—	535	—	18,572	19,107
Service charges on deposit accounts	47,061	31,376	6,931	104	85,472
Insurance fees and commissions	—	—	674	—	674
Brokerage fees	198	50,930	7,969	—	59,097
Bankcard fees	78,576	21,931	22,906	(38,541)	84,872
Investment securities gains, net	—	—	—	28,810	28,810
Other	5,833	2,030	2,711	52,105	62,679
Total Noninterest income	$133,684	$298,828	$98,119	$61,050	$591,681

	Nine Months Ended September 30, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$170,394	$43,316	$—	$213,710
Trading and investment banking	—	757	—	17,284	18,041
Service charges on deposit accounts	31,386	27,638	4,002	81	63,107
Insurance fees and commissions	—	—	832	—	832
Brokerage fees	201	37,091	5,637	—	42,929
Bankcard fees	58,511	20,665	15,978	(28,446)	66,708
Investment securities gains, net	—	—	—	10,127	10,127
Other	1,469	2,261	2,074	41,648	47,452
Total Noninterest income	$91,567	$258,806	$71,839	$40,694	$462,906

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

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contractual or Notional Amount
	September 30,	December 31,
	2025	2024
Commitments to extend credit for loans (excluding credit card loans)	$16,858,573	$12,904,749
Commitments to extend credit under credit card loans	6,718,465	5,474,758
Commercial letters of credit	—	311
Standby letters of credit	461,118	404,697
Forward contracts	64,356	55,174
Spot foreign exchange contracts	39,454	50,006
Commitments to extend credit for securities purchased under agreements to resell	181,000	96,000

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

The ACL for off-balance sheet credit exposures was $7.7 million and $4.1 million at September 30, 2025 and December 31, 2024, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. As part of the acquisition of HTLF, the Company recorded an ACL of $3.6 million related to acquired off-balance sheet credit exposures. There was a reduction of $0.5 million of provision for off-balance sheet credit exposures recorded for the three months ended September 30, 2025. For the nine months ended September 30, 2025, there was no provision recorded for off-balance sheet credit exposures. There was no provision for off-balance sheet credit exposures recorded for the three months ended September 30, 2024. For the nine months ended September 30, 2024, a reduction of $1.0 million of provision was recorded for off-balance sheet credit exposures. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

11. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loans and borrowings. The Company also has interest rate and commodity derivatives that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk of the Company’s assets or liabilities. The Company has entered into an offsetting position for each of these derivative instruments with a matching instrument from another financial institution in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2025	2024	2025	2024
Interest Rate Derivatives:
Derivatives not designated as hedging instruments	$135,108	$102,118	$139,010	$107,386
Derivatives designated as hedging instruments	158,996	132,325	41	56
Total interest rate derivatives	294,104	234,443	139,051	107,442
Commodity Derivatives:
Derivatives not designated as hedging instruments	5,060	—	4,978	—
Total commodity derivatives	5,060	—	4,978	—
Total	$299,164	$234,443	$144,029	$107,442

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both September 30, 2025 and December 31, 2024, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For the three months ended September 30, 2025 and 2024 the Company reclassified $1.3 million and $1.2 million, respectively, from AOCI to Interest income in connection with these terminated hedges. For the nine months ended September 30, 2025 and 2024 the Company reclassified $3.7 million and $4.9 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $47.6 million net of tax, and $50.4 million net of tax, as of September 30, 2025 and December 31, 2024, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2025 and December 31, 2024, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both September 30, 2025 and December 31, 2024.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of both September 30, 2025 and December 31, 2024, the Company had 13 interest rate floors and floor spreads with an aggregate notional amount of $3.0 billion that were designated as cash flow hedges of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $0.6 million from AOCI as a reduction to Interest expense and $1.8 million from AOCI as a reduction to Interest income during the next 12 months. As of September 30, 2025, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 11.0 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.

Interest Rate Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of September 30, 2025, the Company had 834 interest rate swaps with an aggregate notional amount of $11.6 billion related to this program. The acquisition of HTLF included 478 interest rate swaps with an aggregate notional amount of $4.2 billion as of the Acquisition Date. As of December 31, 2024, the Company had 298 interest rate swaps with an aggregate notional amount of $5.5 billion.

Commodity Derivatives

The Company executes commodity swap and option contracts with commercial banking customers to facilitate their respective risk management strategies. The Company simultaneously enters into an offsetting contract with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the commodity swaps and option contracts associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of September 30, 2025, the Company had 14 commodity swaps and option contracts with an aggregate remaining volume of 2.1 million oil barrels related to this program.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest expense in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Amount of (Loss) Gain Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Interest Rate Derivatives
Derivatives not designated as hedging instruments	$45	$(94)	$(137)	$(27)
Total	$45	$(94)	$(137)	$(27)
Commodity Derivatives
Derivatives not designated as hedging instruments	$82	$—	$82	$—
Total	$82	$—	$82	$—

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	For the Three Months Ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(553)	$(599)	$46	$(4,931)	$(4,340)	$(591)
Interest rate swaps	173	173	—	495	495	—
Total	$(380)	$(426)	$46	$(4,436)	$(3,845)	$(591)

	For the Three Months Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$42,906	$62,860	$(19,954)	$116	$958	$(842)
Interest rate swaps	(2,461)	(2,461)	—	373	373	—
Total	$40,445	$60,399	$(19,954)	$489	$1,331	$(842)

	For the Nine Months Ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$37,639	$68,068	$(30,429)	$(9,788)	$(8,035)	$(1,753)
Interest rate swaps	(987)	(987)	—	982	982	—
Total	$36,652	$67,081	$(30,429)	$(8,806)	$(7,053)	$(1,753)

	For the Nine Months Ended September 30, 2024
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$17,748	$25,147	$(7,399)	$1,333	$4,084	$(2,751)
Interest rate swaps	264	264	—	1,124	1,124	—
Total	$18,012	$25,411	$(7,399)	$2,457	$5,208	$(2,751)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2025, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $4.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2025, the Company had posted $4.4 million of collateral. If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at September 30, 2025
Description	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,634	$1,634	$—	$—
U.S. Agencies	3,417	—	3,417	—
State and political subdivisions	20,569	—	20,569	—
Corporates	10,095	10,095	—	—
Trading – other	96	96	—	—
Trading securities	35,811	11,825	23,986	—
U.S. Treasury	2,197,751	2,197,751	—	—
U.S. Agencies	81,426	—	81,426	—
Mortgage-backed	7,842,275	—	7,842,275	—
State and political subdivisions	2,479,502	—	2,479,502	—
Corporates	222,536	222,536	—	—
Collateralized loan obligations	554,790	—	554,790	—
Available-for-sale securities	13,378,280	2,420,287	10,957,993	—
Equity securities with readily determinable fair values	41,150	41,150	—	—
Derivatives	299,164	—	299,164	—
Total	$13,754,405	$2,473,262	$11,281,143	$—
Liabilities
Derivatives	$144,029	$—	$144,029	$—
Securities sold not yet purchased	12,997	—	12,997	—
Total	$157,026	$—	$157,026	$—

	Fair Value Measurement at December 31, 2024
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,620	$1,620	$—	$—
U.S. Agencies	8,369	—	8,369	—
State and political subdivisions	11,469	—	11,469	—
Corporates	6,935	6,935	—	—
Trading – other	140	140	—	—
Trading securities	28,533	8,695	19,838	—
U.S. Treasury	1,326,073	1,326,073	—	—
U.S. Agencies	129,047	—	129,047	—
Mortgage-backed	4,420,930	—	4,420,930	—
State and political subdivisions	1,218,569	—	1,218,569	—
Corporates	317,170	317,170	—	—
Collateralized loan obligations	362,545	—	362,545	—
Available for sale securities	7,774,334	1,643,243	6,131,091	—
Equity securities with readily determinable fair values	11,596	11,596	—	—
Derivatives	234,443	—	234,443	—
Total	$8,048,906	$1,663,534	$6,385,372	$—
Liabilities
Derivatives	$107,442	$—	$107,442	$—
Securities sold not yet purchased	7,100	—	7,100	—
Total	$114,542	$—	$114,542	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement at September 30, 2025 Using
Description	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Nine Months Ended September 30
Collateral dependent assets	$73,336	$—	$—	$73,336	$(34,283)
Other real estate owned	2,901	—	—	2,901	136
Total	$76,237	$—	$—	$76,237	$(34,147)

	Fair Value Measurement at December 31, 2024 Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,405	$—	$—	$2,405	$(256)
Other real estate owned	—	—	—	—	—
Other repossessed assets	26,779	—	—	26,779	—
Total	$29,184	$—	$—	$29,184	$(256)

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

The estimated fair value of the Company’s financial instruments at September 30, 2025 and December 31, 2024 are as follows (in thousands):

	Fair Value Measurement at September 30, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,730,510	$8,965,397	$765,113	$—	$9,730,510
Securities available for sale	13,378,280	2,420,287	10,957,993	—	13,378,280
Securities held to maturity (exclusive of allowance for credit losses)	5,654,232	—	5,119,701	—	5,119,701
Trading securities	35,811	11,825	23,986	—	35,811
Other securities	719,575	41,150	678,425	—	719,575
Loans (exclusive of allowance for credit losses)	37,709,677	—	37,996,031	—	37,996,031
Derivatives	299,164	—	299,164	—	299,164
FINANCIAL LIABILITIES
Demand and savings deposits	56,737,950	56,737,950	—	—	56,737,950
Time deposits	3,397,893	—	3,404,797	—	3,404,797
Other borrowings	2,838,597	72,502	2,766,095	—	2,838,597
Long-term debt	471,331	—	527,524	—	527,524
Derivatives	144,029	—	144,029	—	144,029
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					10,340
Commitments to extend resell agreements					57
Commercial letters of credit					116
Standby letters of credit					3,430

	Fair Value Measurement at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,104,445	$8,559,445	$545,000	$—	$9,104,445
Securities available for sale	7,774,334	1,643,243	6,131,091	—	7,774,334
Securities held to maturity (exclusive of allowance for credit losses)	5,378,912	—	4,748,938	—	4,748,938
Trading securities	28,533	8,695	19,838	—	28,533
Other securities	471,018	11,596	459,422	—	471,018
Loans (exclusive of allowance for credit losses)	25,645,057	—	25,665,211	—	25,665,211
Derivatives	234,443	—	234,443	—	234,443
FINANCIAL LIABILITIES
Demand and savings deposits	41,014,362	41,014,362	—	—	41,014,362
Time deposits	2,127,667	—	2,127,667	—	2,127,667
Other borrowings	2,609,715	70,405	2,539,310	—	2,609,715
Long-term debt	385,292	—	417,217	—	417,217
Derivatives	107,442	—	107,442	—	107,442
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					12,515
Commitments to extend resell agreements					292
Commercial letters of credit					135
Standby letters of credit					4,375

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

The following table summarizes the net assets acquired (at fair value) and consideration transferred for HTLF as of January 31, 2025 (in thousands, except for per share data):

Fair Value January 31, 2025
Assets
Loans, net of allowance for credit losses on loans	$9,734,711
Investment securities	3,653,860
Interest-bearing due from banks	965,003
Cash and due from banks	174,985
Premises and equipment, net	175,127
Identifiable intangible assets	511,021
Other assets	902,458
Total assets acquired	$16,117,165

Liabilities
Noninterest-bearing deposits	$3,761,997
Interest-bearing deposits	10,586,989
Long-term debt	278,018
Other liabilities	198,945
Total liabilities assumed	$14,825,949

Net identifiable assets acquired	$1,291,216
Preliminary goodwill	1,627,913
Net assets acquired	$2,919,129

Consideration
Common stock consideration:
Company's common shares issued	23,609
Purchase price per share of the Company's common stock	$117.90
Fair value of common stock consideration	$2,783,510
Preferred stock consideration	115,230
Stock-based compensation consideration	20,389
Fair value of total consideration transferred	$2,919,129

The fair value of the acquired assets and liabilities noted in the table above is preliminary pending receipt of the final valuation for those assets and liabilities. During the preliminary period (Measurement Period), which may last up to twelve months subsequent to the Acquisition Date, the Company will continue to review information relating to events and circumstances existing as of the Acquisition Date that could impact the preliminary fair value estimates of the acquired assets and liabilities. In the table of acquired net assets above, the amount of net assets acquired reflect Measurement Period adjustments made during the third quarter of 2025 that resulted in a net decrease in net assets acquired of $22.6 million. This decrease was primarily driven by a decrease in the value of various investment securities of $18.1 million, based on indicative market pricing determined to be in existence as of the Acquisition Date, coupled with an increase in the ACL for PCD loans of $8.0 million based on credit factors that were determined to be in existence as of the Acquisition Date. The Company has been completing a comprehensive review of the loan and investment security portfolios, including an evaluation of all facts and circumstances that existed as of the Acquisition Date for acquired loans and investment securities. This process is ongoing, and as such, the amounts recorded for the loan portfolio and investment securities are considered provisional and may be adjusted as the Company finalizes its analysis. The Company expects minimal adjustments to the fair value of the acquired assets and liabilities will be recorded after September 30, 2025.

The amount of goodwill arising from the acquisition reflects the Company’s increased market share and related synergies that are expected to result from combining the operations of UMB and HTLF. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. The Company has approximately $44.0 million of tax-deductible goodwill that arose in previous transactions completed by HTLF which carries over. The remaining goodwill related to the acquisition is not expected to be deductible for tax purposes. Of the $1.6 billion in goodwill arising from the acquisition, $976.7 million was assigned to the Commercial Banking segment and $651.2 million was assigned to the Personal Banking segment. The fair value of the acquired identifiable intangible assets of $511.0 million is comprised of a core deposit intangible of $474.1 million, a customer list of $26.0 million and purchased credit card relationships of $10.9 million.

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

At the Acquisition Date, of the $9.7 billion of loans acquired from HTLF, $3.0 billion were accounted for as PCD loans. The following table provides a summary of PCD loans purchased as part of the HTLF acquisition as of the Acquisition Date (in thousands):

January 31, 2025

Principal of PCD loans acquired	$3,237,332
PCD ACL at acquisition	(85,299)
Non-credit discount on PCD loans	(105,512)
Fair value of PCD Loans	$3,046,521

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

The results of HTLF are included in the results of the Company subsequent to the Acquisition Date. Transaction costs incurred after the Acquisition Date totaled $100.4 million, primarily in Salaries and employee benefits and Legal and consulting in the Consolidated Statements of Income, as well as $62.0 million in Provision expense to establish an ACL on the HTLF loans designated as non-PCD as of the Acquisition Date (Day 1 Provision expense). Additional transaction and integration costs will be expensed in future periods as incurred.

The following unaudited pro forma information combines the historical results of HTLF and the Company. The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the HTLF acquisition had been completed on January 1, 2024, total revenue would have been approximately $1.9 billion and $1.8 billion for the nine-month periods ended September 30, 2025 and September 30, 2024, respectively. Net income available to common shareholders would have been approximately $600.4 million and $379.3 million, respectively, for the same periods. Basic earnings per share would have been $8.00 and $5.24 for the same periods, respectively.

The pro forma information above reflects adjustments made to exclude the impact of acquisition-related expenses of $102.3 million for the nine months ended September 30, 2025 and include such expenses in the nine months ended September 30, 2024. Day 1 provision expense of $62.0 million was included in 2024 to reflect the assumption of the acquisition timing noted above. Adjustments also included adjusting net interest income by the estimated net accretion of fair value marks on acquired loans, HTM securities, time deposits and long-term debt of $8.7 million and $103.8 million for the nine-month periods ended September 30, 2025 and September 30, 2024, respectively, and adjusting noninterest expense for the estimated net amortization of intangibles and fair value marks on premises and equipment of $8.0 million and $72.0 million for the nine-month periods ended September 30, 2025 and September 30, 2024, 2024, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine months ended September 30, 2025. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

On January 31, 2025, UMBF completed its previously announced acquisition of Heartland Financial, USA, Inc. (HTLF). The acquisition added assets with a fair value of approximately $16.1 billion, $9.7 billion of loans, net of the allowance for credit losses, and $14.3 billion of deposits. The combined company retains its #1 deposit market share in Missouri and now ranks in the top 10 in Colorado, New Mexico, Kansas, and Arizona. The impacts of the acquisition are significant drivers in the results for the first nine months of 2025.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The acquisition of HTLF will be integral in improving operational efficiency. Following the third quarter, the Company successfully completed the conversion of the technology and branding of HTLF customers. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the third quarter of 2025, total revenue increased $272.2 million, or 67.0%, as compared to the third quarter of 2024, while noninterest expense increased $166.8 million, or 66.1%, for the same period. Included in noninterest expense for the third quarter of 2025 is $35.6 million in acquisition-related expense. Revenue is also impacted by accretion and amortization of the fair value adjustments discussed in Note 13, “Acquisition” above. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the third quarter of 2025, the Company had an increase in net interest income of $227.7 million, or 92.0%, from the same period in 2024. The change in net interest income was primarily driven by rate and mix changes related to the HTLF acquisition. Interest income increased $321.2 million, or 57.6%, while interest expense increased $93.5 million, or 30.1%. The increase in interest income was driven by a $12.8 billion, or 52.3%, increase in average loans, a $6.3 billion, or 49.4%, increase in total securities, and a $2.7 billion, or 74.7%, increase in average interest-bearing due from banks. The funding for these assets was driven primarily by a 57.0% increase in average interest-bearing liabilities, including an increase in average interest-bearing deposits of $17.1 billion compared to the same period in 2024. Net interest margin, on a tax-equivalent basis, increased 58 basis points compared to the same period in 2024, primarily due to cost and mix changes of loan balances and interest-bearing liabilities. Net interest spread increased 84 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy, as well as uncertainty about the impacts of recent tariffs. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $44.6 million, or 28.1%, to $203.3 million for the three months ended September 30, 2025, compared to the same period in 2024. See greater detail below under Noninterest Income. The change is driven by increased HTLF-related fee income from trust income, deposit service charges, and bankcard fees. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended September 30, 2025, noninterest income represented 30.0% of total revenue, compared to 39.1% for the same period in 2024. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At September 30, 2025, the Company had $7.4 billion in total shareholders’ equity. This is an increase of $3.9 billion, or 110.5%, compared to total shareholders’ equity at September 30, 2024. At September 30, 2025, the Company had a total risk-based capital ratio of 13.11%. The Company did not repurchase shares of common stock during the third quarter of 2025, except for shares acquired pursuant to the Company's share-based incentive programs. During the third quarter of 2025, the Company completed the previously announced redemption of its 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A at the redemption price of $10,000 per share.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2025. The changes identified in the summary are explained in greater detail below. The Company recorded net income available to common shareholders of $180.4 million for the three-month period ended September 30, 2025, compared to net income available to common shareholders of $109.6 million for the same period a year earlier. Basic earnings per common share for the third quarter of 2025 were $2.38 per share ($2.36 per share fully-diluted) compared to $2.25 per common share ($2.23 per share fully-diluted) for the third quarter of 2024. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2025 were 1.04% and 10.14%, respectively, compared to 1.01% and 12.63%, respectively, for the three-month period ended September 30, 2024.

The Company recorded net income available to common shareholders of $475.1 million for the nine-month period ended September 30, 2025, compared to net income available to common shareholders of $321.2 million for the same period a year earlier. Basic earnings per common share for the nine-month period ended September 30, 2025 were $6.57 per share ($6.53 per share fully-diluted) compared to $6.59 per share ($6.56 per share fully-diluted) for the same period in 2024. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2025 were 0.98% and 9.84%, respectively, compared to 1.01% and 13.13%, respectively, for the nine-month period ended September 30, 2024.

Net interest income for the three and nine-month periods ended September 30, 2025 increased $227.7 million, or 92.0%, and increased $607.8 million, or 83.0%, respectively, compared to the same periods in 2024. For the three-month period ended September 30, 2025, average earning assets increased by $22.1 billion, or 53.8%, and for the nine-month period ended September 30, 2025, they increased by $19.7 billion, or 48.7%, compared to the same periods in 2024. Net interest margin, on a tax-equivalent basis, increased to 3.04% for both the three and nine-month periods ended September 30, 2025, compared to 2.46% and 2.49%, respectively, for the same periods in 2024.

The provision for credit losses increased by $4.5 million for the three-month period ended September 30, 2025 and increased by $87.5 million for the nine-month period ended September 30, 2025, as compared to the same periods in 2024. Provision expense for the nine-month period included $62.0 million to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the transaction. See Note 13, “Acquisition” above. The remainder of the increase in provision was driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. The Company’s nonperforming loans increased $112.7 million to $132.0 million at September 30, 2025, compared to September 30, 2024. The ACL on loans as a percentage of total loans increased seven basis points to 1.07% as of September 30, 2025, compared to September 30, 2024. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $44.6 million, or 28.1%, for the three-month period ended September 30, 2025, and increased by $128.8 million, or 27.8%, for the nine-month period ended September 30, 2025, compared to the same periods in 2024. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $166.8 million, or 66.1%, for the three-month period ended September 30, 2025, and increased by $440.9 million, or 58.3%, for the nine-month period ended September 30, 2025, compared to the same periods in 2024. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and nine-month periods ended September 30, 2025 increased $227.7 million, or 92.0%, and increased $607.8 million, or 83.0%, compared to the same periods in 2024. This increase is primarily driven by rate and mix changes related to the HTLF acquisition. For the three-month period ended September 30, 2025, margin included $40.7 million of net accretion related to the fair value adjustments discussed in Note 13, “Acquisition” above.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended September 30, 2025 increased 84 basis points as compared to the same period in 2024. Net interest margin for the three months ended September 30, 2025 increased 58 basis points compared to the same period in 2024. Net interest spread for the nine-month period ended September 30, 2025 increased by 81 basis points as compared to the same period in 2024. Net interest margin for the nine-month period ended September 30, 2025 increased by 55 basis points compared to the same period in 2024. The changes for both periods are driven by rate and balance sheet mix changes from the acquired HTLF balance sheet creating very favorable volume and rate variances. The cost of interest-bearing liabilities decreased 73 basis points from the third quarter of 2024 while the yield on earning assets increased 11 basis points compared to the same period. The cost of interest-bearing liabilities decreased 67 basis points for the nine-month period ended September 30, 2025 as compared to the same period in 2024 while the yield on earning assets increased 14 basis points compared to the same period. Earning asset balance increases have been primarily driven by higher average loans, increased securities balances, and increased interest-bearing due from banks balances. These variances have led to an increase in the Company’s net interest income during 2025, as compared to results for the same periods in 2024. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.53% for the three-month period ended September 30, 2025, and 5.41% for the same period in 2024. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.49% for the nine-month period ended September 30, 2025, and 5.35% for the same period in 2024.

	Three Months Ended September 30,
	2025		2024
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$37,138,511	6.72%	$24,387,163	6.79%
Securities:
Taxable	14,798,834	3.70	9,122,386	2.77
Tax-exempt	4,207,894	3.89	3,601,976	3.43
Total securities	19,006,728	3.75	12,724,362	2.96
Federal funds and resell agreements	727,473	5.11	328,240	6.05
Interest-bearing due from banks	6,223,615	4.40	3,562,746	5.36
Other earning assets	12,098	10.72	19,743	6.37
Total earning assets	63,108,425	5.58	41,022,254	5.47
Allowance for credit losses	(388,761)		(239,950)
Other assets	5,775,638		2,484,538
Total assets	$68,495,302		$43,266,842
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$42,904,766	3.36%	$25,789,850	4.05%
Federal funds and repurchase agreements	2,863,481	3.97	2,298,240	4.69
Borrowed funds	627,827	7.80	1,464,393	5.61
Total interest-bearing liabilities	46,396,074	3.45	29,552,483	4.18
Noninterest-bearing demand deposits	13,858,827		9,502,106
Other liabilities	879,659		757,379
Shareholders' equity	7,360,742		3,454,874
Total liabilities and shareholders' equity	$68,495,302		$43,266,842
Net interest spread		2.13%		1.29%
Net interest margin		3.04		2.46

	Nine Months Ended September 30,
	2025		2024
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$35,302,675	6.70%	$23,850,976	6.73%
Securities:
Taxable	13,312,899	3.60	9,140,270	2.72
Tax-exempt	4,201,302	3.82	3,657,837	3.44
Total securities	17,514,201	3.65	12,798,107	2.93
Federal funds and resell agreements	656,637	5.10	260,520	6.01
Interest-bearing due from banks	6,562,011	4.44	3,451,537	5.41
Other earning assets	16,519	8.00	21,333	6.88
Total earning assets	60,052,043	5.55	40,382,473	5.41
Allowance for credit losses	(359,267)		(230,181)
Other assets	5,449,485		2,433,597
Total assets	$65,142,261		$42,585,889
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$40,357,901	3.34%	$24,500,489	3.96%
Federal funds and repurchase agreements	2,775,160	3.94	2,367,985	4.67
Borrowed funds	618,153	7.88	1,796,230	5.53
Total interest-bearing liabilities	43,751,214	3.45	28,664,704	4.12
Noninterest-bearing demand deposits	13,898,325		9,889,099
Other liabilities	856,522		764,733
Shareholders' equity	6,636,200		3,267,353
Total liabilities and shareholders' equity	$65,142,261		$42,585,889
Net interest spread		2.10%		1.29%
Net interest margin		3.04		2.49

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $5.2 billion and increased $4.6 billion for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. The benefit from interest-free funds decreased 26 basis points in the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2025 vs. 2024			September 30, 2025 vs. 2024
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$217,175	$(4,518)	$212,657	$572,819	$(6,261)	$566,558
Securities:
Taxable	48,393	26,317	74,710	100,900	71,650	172,550
Tax-exempt	4,718	3,739	8,457	12,140	8,894	21,034
Federal funds sold and resell agreements	5,259	(884)	4,375	15,347	(2,023)	13,324
Interest-bearing due from banks	30,834	(9,851)	20,983	106,908	(28,928)	77,980
Trading	(149)	170	21	(256)	173	(83)
Interest income	306,230	14,973	321,203	807,858	43,505	851,363
Change in interest incurred on:
Interest-bearing deposits	151,489	(51,206)	100,283	410,381	(127,939)	282,442
Federal funds purchased and repurchase agreements	6,091	(4,529)	1,562	13,023	(13,991)	(968)
Other borrowed funds	(14,538)	6,230	(8,308)	(61,295)	23,397	(37,898)
Interest expense	143,042	(49,505)	93,537	362,109	(118,533)	243,576
Net interest income	$163,188	$64,478	$227,666	$445,749	$162,038	$607,787

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Average earning assets	$63,108,425	$41,022,254	$22,086,171	$60,052,043	$40,382,473	$19,669,570
Interest-bearing liabilities	46,396,074	29,552,483	16,843,591	43,751,214	28,664,704	15,086,510
Interest-free funds	$16,712,351	$11,469,771	$5,242,580	$16,300,829	$11,717,769	$4,583,060
Free funds ratio (interest-free funds to average earning assets)	26.48%	27.96%	(1.48)%	27.14%	29.02%	(1.88)%
Tax-equivalent yield on earning assets	5.58	5.47	0.11	5.55	5.41	0.14
Cost of interest-bearing liabilities	3.45	4.18	(0.73)	3.45	4.12	(0.67)
Net interest spread	2.13	1.29	0.84	2.10	1.29	0.81
Benefit of interest-free funds	0.91	1.17	(0.26)	0.94	1.20	(0.26)
Net interest margin	3.04%	2.46%	0.58%	3.04%	2.49%	0.55%

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

Based on the factors above, management of the Company recorded $22.5 million as provision for credit losses for the three-month period ended September 30, 2025, as compared to $18.0 million for the same period in 2024. For the nine-month period ended September 30, 2025, management of the Company recorded $129.5 million as provision for credit losses, as compared to $42.1 million for the same period in 2024. As noted above, $62.0 million was recorded to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the HTLF acquisition. See Note 13, “Acquisition” above. The increase in the three-month period and the remaining $25.5 million increase in provision in the nine-month period is the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans increased seven basis points to 1.07% of total loans as of September 30, 2025, compared to September 30, 2024.

Table 3 presents a summary of the Company’s ACL for the nine-month periods ended September 30, 2025 and 2024, and for the year ended December 31, 2024. Net charge-offs were $69.7 million for the nine-month period ended September 30, 2025, compared to $14.3 million for the same period in 2024. Approximately $48.9 million of the net charge-offs were related to loans acquired from HTLF. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2025	2024	2024
Allowance – January 1	$261,734	$222,996	$222,996
PCD allowance for credit loss at acquisition	85,299	—	—
Provision for credit losses	129,500	43,000	62,000
Charge-offs:
Commercial and industrial	(38,035)	(1,886)	(5,441)
Specialty lending	—	—	—
Commercial real estate	(11,074)	(250)	(250)
Consumer real estate	(2,050)	(308)	(432)
Consumer	(2,253)	(1,026)	(1,524)
Credit cards	(20,020)	(15,098)	(20,752)
Leases and other	(7)	(4)	(4)
Total charge-offs	(73,439)	(18,572)	(28,403)
Recoveries:
Commercial and industrial	254	1,837	1,890
Specialty lending	—	3	4
Commercial real estate	184	—	—
Consumer real estate	238	632	648
Consumer	420	138	241
Credit cards	2,620	1,632	2,355
Leases and other	6	3	3
Total recoveries	3,722	4,245	5,141
Net charge-offs	(69,717)	(14,327)	(23,262)
Allowance for credit losses – end of period	$406,816	$251,669	$261,734
Allowance for credit losses on loans	$404,971	$248,907	$259,089
Allowance for credit losses on held-to-maturity securities	1,845	2,762	2,645
Loans at end of period, net of unearned interest	37,706,507	24,990,791	25,642,301
Held-to-maturity securities at end of period	5,654,232	5,477,472	5,378,912
Total assets at amortized cost	43,360,739	30,468,263	31,021,213
Average loans, net of unearned interest	35,299,314	23,848,264	24,209,547
Allowance for credit losses on loans to loans at end of period	1.07%	1.00%	1.01%
Allowance for credit losses – end of period to total assets at amortized cost	0.94%	0.83%	0.84%
Allowance as a multiple of net charge-offs	4.36x	13.15x	11.25x
Net charge-offs to average loans	0.26%	0.08%	0.10%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Trust and securities processing	$87,926	$74,222	$13,704	18.5%
Trading and investment banking	7,026	7,118	(92)	(1.3)
Service charges on deposits	29,150	20,089	9,061	45.1
Insurance fees and commissions	307	282	25	8.9
Brokerage fees	20,470	15,749	4,721	30.0
Bankcard fees	29,561	22,394	7,167	32.0
Investment securities (losses) gains, net	(4,093)	2,623	(6,716)	(256.0)
Other	32,951	16,266	16,685	102.6
Total noninterest income	$203,298	$158,743	$44,555	28.1%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Trust and securities processing	$250,970	$213,710	$37,260	17.4%
Trading and investment banking	19,107	18,041	1,066	5.9
Service charges on deposits	85,472	63,107	22,365	35.4
Insurance fees and commissions	674	832	(158)	(19.0)
Brokerage fees	59,097	42,929	16,168	37.7
Bankcard fees	84,872	66,708	18,164	27.2
Investment securities gains, net	28,810	10,127	18,683	184.5
Other	62,679	47,452	15,227	32.1
Total noninterest income	$591,681	$462,906	$128,775	27.8%

Noninterest income increased by $44.6 million, or 28.1%, during the three-month period ended September 30, 2025, and increased $128.8 million, or 27.8%, during the nine-month period ended September 30, 2025, compared to the same periods in 2024. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three and nine-month periods ended September 30, 2025, compared to the same periods in 2024, was primarily due to an increase in trust services income primarily related to HTLF, and increases in fund services revenue and corporate trust revenue. For the three-month period ended September 30, 2025, trust income increased $6.4 million, or 43.0%, fund services revenue increased $4.0 million, or 9.4%, and corporate trust revenue increased $3.3 million, or 20.0%, compared to the same period in 2024. For the nine-month period ended September 30, 2025, trust services revenue increased $15.8 million, or 35.2%, fund services revenue increased $12.5 million, or 10.2%, and corporate trust revenue increased $9.0 million, or 19.5%, compared to the same period in 2024. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Service charges on deposit accounts for the three-month period ended September 30, 2025 increased $9.1 million, or 45.1%, and increased $22.4 million, or 35.4%, for the nine-month period ended September 30, 2025. This increase was largely driven by the HTLF acquisition and increased service charge income from acquired deposit accounts.

Brokerage fees for the three-month period ended September 30, 2025 increased $4.7 million, or 30.0%, and increased $16.2 million, or 37.7%, for the nine-month period ended September 30, 2025, compared to the same periods in 2024. The changes in the three-month and nine-month periods were driven by 12b-1 fees and money market share revenue.

Bankcard fees for the three and nine-month periods ended September 30, 2025 increased $7.2 million, or 32.0%, and increased $18.2 million, or 27.2%, respectively, as compared to the same periods in 2024. This increase was driven by higher interchange income, partially offset by higher rebate and reward costs primarily related to purchase volume from the HTLF acquisition.

Investment securities (losses) gains, net for the three and nine-month periods ended September 30, 2025 decreased $6.7 million, or 256.0%, and increased $18.7 million, or 184.5%, respectively, compared to the same periods in 2024. The decrease for the three-month period ended September 30, 2025, was primarily driven by $7.1 million in net losses on the Company's marketable securities during the third quarter. The increase for the nine-month period was driven by the net gains from the Company's investment in Voyager Technologies, Inc., which completed its initial public offering in June 2025. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended September 30, 2025, increased $16.7 million, or 102.6%, compared to the same period in 2024, primarily driven by a $5.0 million increase in bank-owned life insurance income, a $3.8 million increase in derivative income, a $3.7 million increase in company-owned life insurance income, and a $2.5 million legal settlement recorded in the third quarter of 2025. For the nine-month period, other noninterest income increased $15.2 million, or 32.1%, compared to the same period in 2024. This increase is driven by increases of $6.0 million in bank-owned life insurance income, $4.9 million in derivative income, and a $2.5 million legal settlement recorded in the third quarter of 2025.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Salaries and employee benefits	$220,329	$146,984	$73,345	49.9%
Occupancy, net	19,149	12,274	6,875	56.0
Equipment	16,563	15,988	575	3.6
Supplies and services	10,492	4,967	5,525	111.2
Marketing and business development	11,094	6,817	4,277	62.7
Processing fees	45,008	29,697	15,311	51.6
Legal and consulting	21,616	9,518	12,098	127.1
Bankcard	11,775	12,482	(707)	(5.7)
Amortization of other intangible assets	25,317	1,917	23,400	1,220.7
Regulatory fees	8,091	4,686	3,405	72.7
Other	29,851	7,124	22,727	319.0
Total noninterest expense	$419,285	$252,454	$166,831	66.1%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Salaries and employee benefits	$655,278	$432,851	$222,427	51.4%
Occupancy, net	53,789	36,267	17,522	48.3
Equipment	49,937	48,094	1,843	3.8
Supplies and services	21,660	11,672	9,988	85.6
Marketing and business development	30,436	19,440	10,996	56.6
Processing fees	129,496	87,334	42,162	48.3
Legal and consulting	68,690	33,978	34,712	102.2
Bankcard	36,933	34,867	2,066	5.9
Amortization of other intangible assets	68,067	5,788	62,279	1,076.0
Regulatory fees	25,587	26,649	(1,062)	(4.0)
Other	57,367	19,385	37,982	195.9
Total noninterest expense	$1,197,240	$756,325	$440,915	58.3%

Noninterest expense increased $166.8 million, or 66.1%, and increased $440.9 million, or 58.3%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category. For the first nine months of 2025, noninterest expense included $102.3 million in total acquisition-related and other nonrecurring costs, compared to $12.6 million in the same period in 2024. It also includes $62.4 million in other intangible amortization expense related to the HTLF acquisition.

Salaries and employee benefits increased by $73.3 million, or 49.9%, and increased $222.4 million, or 51.4%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. Salaries and wages expense increased $38.2 million, or 42.5%, and increased $102.6 million, or 39.0%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. Bonus and commission expense increased $20.5 million, or 62.9%, and increased $89.6 million, or 99.6%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. Employee benefits expense increased $14.7 million, or 59.5%, and increased $30.3 million, or 37.9%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. The variances in salaries and employee benefits are primarily driven by increased severance, retention bonuses, and change in control payments made to HTLF associates, as well as higher bonus expense due to higher company performance.

Occupancy expense increased $6.9 million, or 56.0%, and $17.5 million, or 48.3%, for the three and nine-month period ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher volume of activity from the HTLF acquisition.

Supplies and services expense increased $5.5 million, or 111.2%, and $10.0 million, or 85.6%, for the three and nine-month period ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher volume of activity from the HTLF acquisition.

Marketing and business development expense increased $4.3 million, or 62.7%, and $11.0 million, or 56.6%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to higher volume of activity from the HTLF acquisition.

Processing fees increased $15.3 million, or 51.6%, and $42.2 million, or 48.3%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to increased software subscription costs driven by legacy-HTLF software subscriptions.

Legal and consulting expense increased $12.1 million, or 127.1%, and $34.7 million, or 102.2%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in both periods is primarily due to non-recurring transaction costs associated with the acquisition.

Amortization of other intangible assets increased $23.4 million, or 1,220.7%, and $62.3 million, or 1,076.0%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to amortization of the core deposit intangible, customer list and purchased credit card relationship intangibles recognized from the HTLF acquisition.

Regulatory fees increased $3.4 million, or 72.7%, and decreased $1.1 million, or 4.0%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in the three-month period is primarily due to the HTLF acquisition and the increase in the assessment base. The decrease in the nine-month period is driven by adjustments to the FDIC special assessment.

Other expense increased $22.7 million, or 319.0%, and $38.0 million, or 195.9%, for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. For both periods, these increases were primarily due to fees for termination of legacy HTLF contracts, coupled with higher operational losses, and increased expenses related to the HTLF acquisition for property taxes and insurance. The nine-month period was also impacted by increased charitable contributions in 2025 as compared to 2024.

Income Tax Expense

The Company’s effective tax rate was 19.4% for the nine months ended September 30, 2025, compared to 19.0% for the same period in 2024. The increase in the effective tax rate in 2025 is primarily attributable to a smaller portion of income being earned from tax-exempt municipal securities, along with an increase in the state marginal tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company does not expect the enactment of OBBBA to have a material impact on its Consolidated Financial Statements.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2025. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$331,555	$168,353	$163,202	96.9%
Provision for credit losses	19,465	15,947	3,518	22.1
Noninterest income	56,089	31,383	24,706	78.7
Noninterest expense	187,031	87,823	99,208	113.0
Income before taxes	181,148	95,966	85,182	88.8
Income tax expense	36,940	18,407	18,533	100.7
Net income	$144,208	$77,559	$66,649	85.9%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$928,091	$487,498	$440,593	90.4%
Provision for credit losses	104,550	35,770	68,780	192.3
Noninterest income	136,527	104,195	32,332	31.0
Noninterest expense	530,691	271,732	258,959	95.3
Income before taxes	429,377	284,191	145,186	51.1
Income tax expense	83,513	53,909	29,604	54.9
Net income	$345,864	$230,282	$115,582	50.2%

For the nine-month period ended September 30, 2025, Commercial Banking net income increased $115.6 million, or 50.2%, to $345.9 million, compared to the same period in 2024. Net interest income increased $440.6 million, or 90.4%, for the nine-month period ended September 30, 2025, compared to the same period in 2024, primarily driven by the acquisition of HTLF, as well as organic legacy-UMB loan growth, and earning asset mix changes. Provision for credit losses increased $68.8 million for the period, driven by the acquisition of HTLF as well as portfolio metric changes and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $32.3 million, or 31.0%, compared to the same period in 2024, primarily due to increases of $15.7 million in deposit service charges, $14.6 million in other income driven by increased derivative income, increased life insurance income, and a legal settlement in the third quarter of 2025, and $10.7 million in bankcard fees. These increases were partially offset by a decrease of $10.7 million in investment security gains. Noninterest expense increased $259.0 million, or 95.3%, to $530.7 million for the nine-month period ended September 30, 2025, compared to the same period in 2024. This increase was driven by an increase of $160.8 million in technology, service, and overhead expenses, and an increase of $79.3 million in salaries and employee benefit expense, both driven by the acquisition. Additionally, there were increases of $5.8 million in marketing and business development, $5.2 million in regulatory fees, $3.8 million in processing fees, and $2.2 million in legal and consulting expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$60,997	$44,757	$16,240	36.3%
Provision for credit losses	460	252	208	82.5
Noninterest income	115,379	99,598	15,781	15.8
Noninterest expense	110,613	100,011	10,602	10.6
Income before taxes	65,303	44,092	21,211	48.1
Income tax expense	13,317	8,457	4,860	57.5
Net income	$51,986	$35,635	$16,351	45.9%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$188,487	$144,708	$43,779	30.3%
Provision for credit losses	1,325	753	572	76.0
Noninterest income	327,171	285,199	41,972	14.7
Noninterest expense	323,015	290,128	32,887	11.3
Income before taxes	191,318	139,026	52,292	37.6
Income tax expense	37,211	26,372	10,839	41.1
Net income	$154,107	$112,654	$41,453	36.8%

For the nine-month period ended September 30, 2025, Institutional Banking net income increased $41.5 million, or 36.8%, to $154.1 million, compared to the same period last year. Net interest income increased $43.8 million, or 30.3%, compared to the same period last year, due to an increase in funds transfer pricing resulting from higher deposit balances. Provision for credit losses increased $0.6 million for the period, driven by portfolio metric changes and changes in macro-economic metrics in 2025 compared to 2024. Noninterest income increased $42.0 million, or 14.7%, to $327.2 million for the nine-month period September 30, 2025, compared to the same period in 2024. This increase was due to increases of $21.6 million in trust and securities processing income driven by higher fund services and corporate trust revenue, $13.8 million in brokerage income due to increased 12b-1 and money market revenue, $3.8 million in deposit service charges, $1.3 million in bankcard fees, and $1.0 million in bond trading income. Noninterest expense increased $32.9 million, or 11.3%, primarily driven by increases of $21.3 million in salaries and employee benefits expense, $7.4 million in processing fees, $2.0 million increase in technology, service, and overhead expense, $1.4 million in marketing and business development, and $1.1 million in bankcard expense.

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$82,490	$34,266	$48,224	140.7%
Provision for credit losses	2,575	1,801	774	43.0
Noninterest income	31,830	27,762	4,068	14.7
Noninterest expense	121,641	64,620	57,021	88.2
Loss before taxes	(9,896)	(4,393)	(5,503)	(125.3)
Income tax benefit	(2,018)	(842)	(1,176)	(139.7)
Net loss	$(7,878)	$(3,551)	$(4,327)	(121.9)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2025	2024	25-24	25-24
Net interest income	$223,127	$99,712	$123,415	123.8%
Provision for credit losses	23,625	5,527	18,098	327.4
Noninterest income	127,983	73,512	54,471	74.1
Noninterest expense	343,534	194,465	149,069	76.7
Loss before taxes	(16,049)	(26,768)	10,719	40.0
Income tax benefit	(3,121)	(5,078)	1,957	38.5
Net loss	$(12,928)	$(21,690)	$8,762	40.4%

For the nine-month period ended September 30, 2025, Personal Banking net loss improved $8.8 million, or 40.4%, to a net loss of $12.9 million, as compared to the same period in 2024. Net interest income increased $123.4 million, or 123.8%, compared to the same period last year driven by the acquisition of HTLF, as well as organic legacy-UMB loan growth, and earning asset mix change. Provision for credit losses increased $18.1 million for the period, driven by the acquisition of HTLF as well as by portfolio metric changes and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $54.5 million, or 74.1%, for the same period primarily driven by increases of $28.4 million in investment securities gains, $13.6 million in trust and securities processing income, $5.1 million in bankcard fees, $2.9 million in deposit service charges, and $2.3 million in brokerage income. Noninterest expense increased $149.1 million, or 76.7%, primarily due to increases of $73.6 million in technology, service, and overhead expenses, and $46.8 million in salaries and employee benefits expense, both driven by the HTLF acquisition. Additionally, there were increases of $9.0 million in other expense driven by increased charitable contributions, $5.6 million in supplies and services, $4.3 million in processing fees, $2.9 million in marketing and business development, $2.4 million in regulatory fees, $2.1 million in equipment, and $1.5 million in bankcard expenses.

Balance Sheet Analysis

Total assets of the Company increased $21.5 billion, or 42.6%, as of September 30, 2025, compared to December 31, 2024, primarily due to increases of $12.1 billion, or 47.0%, in loan balances, $5.6 billion, or 72.1%, in securities available for sale, and $1.6 billion in goodwill.

Total assets of the Company increased $24.4 billion, or 51.3%, as of September 30, 2025, compared to September 30, 2024, primarily due to increases of $12.7 billion, or 50.9%, in loan balances, $6.4 billion, or 90.7%, in securities available for sale, $1.6 billion in goodwill, and $1.3 billion, or 19.5%, in interest-bearing due from bank.

The overall increase in total assets from September 30, 2024 and December 31, 2024 to September 30, 2025 is directly related to the acquisition of HTLF. The HTLF acquisition added total assets with an acquired fair value of $16.1 billion, including $9.7 billion in loan balances and $3.7 billion in securities balances at January 31, 2025. As a result of the acquisition, $1.6 billion of preliminary goodwill was recognized. See further information in Note 13, “Acquisition” in the Notes to Consolidated Financial Statements.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2025	2024	2024
Total assets	$71,881,181	$47,496,428	$50,409,664
Loans, net of unearned interest	37,709,677	24,995,967	25,645,057
Total securities	19,787,898	12,994,786	13,652,797
Interest-bearing due from banks	7,892,392	6,601,866	7,986,270
Total earning assets	66,155,080	44,991,853	47,829,124
Total deposits	60,135,843	39,702,592	43,142,029
Total borrowed funds	3,309,928	3,458,055	2,995,007

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

Actual loan balances totaled $37.7 billion as of September 30, 2025, and increased $12.1 billion, or 47.0%, compared to December 31, 2024, and increased $12.7 billion, or 50.9%, compared to September 30, 2024. Compared to December 31, 2024, commercial real estate loans increased $6.5 billion, or 63.7%, commercial and industrial loans increased $4.2 billion, or 38.2%, and consumer real estate loans increased $1.2 billion, or 36.3%. Compared to September 30, 2024, commercial real estate loans increased $6.8 billion, or 69.5%, commercial and industrial loans increased $4.4 billion, or 41.1%, and consumer real estate loans increased $1.2 billion, or 39.6%. A significant driver in the increases in loans was the acquisition of HTLF and its loan portfolio with an acquired fair value of $9.7 billion at January 31, 2025. The remaining increase in loans compared to September 30, 2024 is related to loans originated through the legacy UMB channels. See further information in Note 4, “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements.

As of September 30, 2025 and December 31, 2024, commercial real estate loans comprised approximately 44.0% and 39.5%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company’s investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 28.9% and 28.5% of total Company loans as of September 30, 2025 and December 31, 2024, respectively. The average investment CRE loan was approximately $3.4 million and $7.2 million, as of September 30, 2025 and December 31, 2024, respectively.

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

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	September 30, 2025	December 31, 2024
Industrial	8.8%	8.8%
Multifamily	7.0	7.4
Office building	3.8	3.9
Hotel	2.1	1.9
Retail	2.5	1.9
Other	4.7	4.6
Total Investment CRE	28.9%	28.5%

The following table presents the Company’s investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company’s investment CRE portfolio as of either period presented, while the remainder are included in “All Others.”

Table 11

	Investment CRE loans by State
	September 30, 2025	December 31, 2024
Arizona	12.3%	11.6%
Colorado	11.6	9.1
Texas	11.4	11.4
Missouri	11.1	14.6
Utah	5.9	8.1
California	5.3	3.0
Florida	4.4	5.8
All others	38.0	36.4
Total Investment CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $19.8 billion as of September 30, 2025, and $13.7 billion as of December 31, 2024, and comprised 29.9% and 28.5% of the Company’s earning assets, respectively, as of those dates. A significant driver in the increase in the Company's investment portfolio was the acquisition of HTLF and its bond portfolio, which added total securities with an acquired fair value of $3.7 billion at January 31, 2025.

The Company’s AFS securities portfolio comprised 67.6% of the Company’s total securities portfolio at September 30, 2025 and 56.9% at December 31, 2024. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 78.3 months at September 30, 2025, compared to 56.0 months at December 31, 2024, and 55.4 months at September 30, 2024. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $11.6 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2025 and December 31, 2024, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.7 billion and $5.4 billion at September 30, 2025 and December 31, 2024, respectively. The average life of the HTM portfolio was 8.6 years at September 30, 2025, compared to 9.1 years at December 31, 2024, and 8.7 years at September 30, 2024.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 3.66% for the nine-month period ended September 30, 2025, compared to 2.93% for the same period in 2024.

At September 30, 2025, the unrealized pre-tax net loss on the AFS securities portfolio was $368.9 million, or 2.7% of the $13.7 billion amortized cost value, an improvement of $264.5 million as compared to December 31, 2024. At September 30, 2025, the unrealized pre-tax net loss on the securities designated as HTM was $534.5 million, or 9.5% of the amortized cost value, compared to $630.0 million at December 31, 2024. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $147.0 million as of September 30, 2025, and $171.3 million as of December 31, 2024, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits increased $17.0 billion, or 39.4%, from December 31, 2024 to September 30, 2025 and increased $20.4 billion, or 51.5%, from September 30, 2024 to September 30, 2025. Total interest-bearing balances increased $14.4 billion and noninterest-bearing deposits increased $2.6 billion from December 31, 2024 to September 30, 2025. Total interest-bearing deposits increased $17.1 billion and noninterest-bearing deposits increased $3.3 billion from September 30, 2024 to September 30, 2025. Noninterest-bearing deposits were 26.9%, 31.6%, and 32.3.% of total deposits at September 30, 2025, December 31, 2024, and September 30, 2024, respectively. A significant driver in the increases in the Company’s deposits was the acquisition of HTLF, which added total deposits with an acquired fair value of $14.3 billion at January 31, 2025.

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

As of September 30, 2025, there were an estimated $40.0 billion of uninsured deposits, an increase of $9.0 billion as compared to December 31, 2024, and an increase of $11.4 billion as compared to September 30, 2024. Estimated uninsured deposits comprised approximately 66.5%, 72.0%, and 72.2% of total deposits as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $3.0 billion and collateralized deposits of $5.3 billion, the adjusted estimated uninsured deposits were $31.7 billion as of September 30, 2025. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 52.7% as of September 30, 2025. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 52.6% as of December 31, 2024, and 52.2% as of September 30, 2024.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $3.4 billion, $1.3 billion, and $1.2 billion of deposits in the program as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively. The increase in deposits in IntraFi Cash Service program during 2025 was driven by the acquisition of HTLF, which had $2.0 billion in the program as of January 31, 2025.

Long-term debt totaled $471.3 million as of September 30, 2025, compared to $385.3 million as of December 31, 2024, and $384.8 million as of September 30, 2024. The increase in long-term debt in 2025 was driven by the acquisition of HTLF, which added total long-term debt with an acquired value of $278.0 million at January 31, 2025, partially offset by the repayment of the Company’s 2020 subordinated notes during the third quarter of 2025.

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

In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030. The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs. During the first quarter of 2025, the Company purchased and subsequently retired $11.1 million of its 2020 subordinated notes. During the third quarter of 2025, the Company redeemed the remainder of the outstanding 2020 subordinated notes.

As part of the acquisition of HTLF, the Company acquired $150.0 million in aggregate subordinated notes due in September 2031. The subordinated notes have a fixed interest rate of 2.75% until September 2026, at which time the interest rate will reset quarterly. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025.

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $262.9 million and a carrying value of $218.9 million as of September 30, 2025. As of December 31, 2024, the debt obligations related to the four unconsolidated trusts acquired from Marquette had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million. Interest rates on trust preferred securities are tied to the three-month term SOFR rate with spreads ranging from 133 basis points to 365 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from September 2032 to September 2037.

Short-term debt totaled $1.1 billion as of September 30, 2024 and consisted of a short-term borrowing with the FHLB of Des Moines for $250.0 million and an $800.0 million borrowing with the BTFP. These borrowings were repaid during the fourth quarter of 2024.

Federal funds purchased and securities sold under agreements to repurchase totaled $2.8 billion as of September 30, 2025, $2.6 billion at December 31, 2024, and $2.0 billion at September 30, 2024. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $7.4 billion at September 30, 2025, a $4.0 billion increase as compared to December 31, 2024, and a $3.9 billion increase compared to September 30, 2024, driven by the acquisition of HTLF. Total common shareholders’ equity was $7.2 billion as of September 30, 2025. Total accumulated other comprehensive loss was $324.8 million at September 30, 2025. This is an improvement of $248.2 million as compared to December 31, 2024, and an improvement of $71.0 million as compared to September 30, 2024. During the second quarter of 2025, the Company issued 12.0 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.75% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B. During the third quarter of 2025, the Company completed the previously announced redemption of all of its 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A at the redemption price of $10,000 per share.

The Company’s Board of Directors authorized, at its April 29, 2025 and April 30, 2024 meetings, the repurchase of up to one million shares of the Company’s common stock during the twelve months following each meeting (each a Repurchase Authorization). On July 25, 2023, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock, which terminated on April 30, 2024. During the nine-month periods ended September 30, 2025 and September 30, 2024, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.43 per common share quarterly cash dividend payable on January 2, 2026, to common shareholders of record at the close of business on December 10, 2025. Additionally, the Board of Directors declared a dividend of $193.75 per share of the Company’s Series B Preferred Stock, which results in a dividend of $0.484375 per depositary share. The Series B Preferred Stock dividend is payable on January 15, 2026 to stockholders of record of the Series B Preferred Stock as of the close of business on December 31, 2025.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of both September 30, 2025 and December 31, 2024, the Company owned $10.2 million of FHLB stock. As of September 30, 2025, the Company had six letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $203.3 million and have various maturity dates through December 10, 2025. The Company’s remaining borrowing capacity with the FHLB was $1.8 billion as of September 30, 2025. The Company had no outstanding FHLB advances at the FHLB of Des Moines as of September 30, 2025.

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

U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company elected this alternative option instead of the one described in the December 2018 rule. As of September 30, 2025, the impact of CECL was fully phased into the Company's regulatory capital.

The Company's capital position as of September 30, 2025 is summarized in the table below and exceeded regulatory requirements.

Table 12

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2025	2024	2025	2024
Common equity tier 1 capital ratio	10.70%	11.22%	10.70%	11.22%
Tier 1 risk-based capital ratio	11.30	11.22	11.30	11.22
Total risk-based capital ratio	13.11	13.14	13.11	13.14
Leverage ratio	8.33	8.58	8.33	8.58
Return on average assets	1.04	1.01	0.98	1.01
Return on average common equity	10.14	12.63	9.84	13.13
Average common equity to assets	10.30	7.99	9.90	7.67

The Company's per common share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2025	2024	2025	2024
Earnings per common share – basic	$2.38	$2.25	$6.57	$6.59
Earnings per common share – diluted	2.36	2.23	6.53	6.56
Cash dividends per common share	0.40	0.39	1.20	1.17
Dividend payout ratio	16.8%	17.3%	18.3%	17.8%
Book value per common share	$94.29	$72.45	$94.29	$72.45

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

Table 13 shows the net interest income increase or decrease over the next two years as of September 30, 2025 and 2024 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 13

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(1.0)%	(3.3)%	5.2%	1.9%
100	(0.8)	(1.7)	2.0	0.8
Static	—	—	—	—
(100)	1.1	3.3	(1.7)	1.4
(200)	2.4	6.6	(3.4)	2.6
(300)	3.8	9.9	(5.4)	2.5

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	1.6%	(2.0)%	6.4%	3.7%
100	0.1	(1.1)	2.6	1.7
Static	—	—	—	—
(100)	0.2	3.2	(2.6)	0.2
(200)	0.6	6.3	(5.5)	(0.0)
(300)	0.9	8.4	(8.9)	(2.2)

The Company is positioned relatively neutral to changes in interest rates in the next year. In year one, net interest income is predicted to increase in upward rate shock scenarios and decrease in upward rate ramp scenarios. In down rate scenarios net interest income is predicted to increase in all scenarios. In year two, net interest income is predicted to increase in rising rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $35.8 million as of September 30, 2025, $28.5 million as of December 31, 2024, and $35.8 million as of September 30, 2024. Securities sold not yet purchased (i.e., short positions) totaled $13.0 million at September 30, 2025, $7.1 million as of December 31, 2024, and $11.3 million at September 30, 2024 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $112.7 million to $132.0 million at September 30, 2025, compared to September 30, 2024, and increased $112.7 million, compared to December 31, 2024. The increase in both periods is attributable to additional non-performing loans related to the acquisition of HTLF.

The Company had $4.6 million, $1.6 million, and $1.9 million of other real estate owned as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively. Other repossessed assets totaled $26.8 million as of both September 30, 2025, and December 31, 2024. Loans past due more than 90 days and still accruing interest totaled $6.1 million as of September 30, 2025, compared to $7.1 million at September 30, 2024 and $7.6 million as of December 31, 2024.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $177 thousand of restructured loans at September 30, 2025, $200 thousand at September 30, 2024, and $196 thousand at December 31, 2024.

Table 14

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2025	2024	2024
Nonaccrual loans	$131,934	$19,248	$19,241
Restructured loans on nonaccrual	31	43	41
Total nonperforming loans	131,965	19,291	19,282
Other real estate owned	4,649	1,851	1,612
Other repossessed assets	26,779	—	26,779
Total nonperforming assets	$163,393	$21,142	$47,673
Loans past due 90 days or more	$6,131	$7,133	$7,602
Restructured loans accruing	146	157	155
Allowance for credit losses on loans	404,971	248,907	259,089
Ratios:
Nonperforming loans as a percent of loans	0.35%	0.08%	0.08%
Nonperforming assets as a percent of loans plus other real estate owned	0.43	0.08	0.19
Nonperforming assets as a percent of total assets	0.23	0.04	0.09
Loans past due 90 days or more as a percent of loans	0.02	0.03	0.03
Allowance for credit losses on loans as a percent of loans	1.07	1.00	1.01
Allowance for credit losses on loans as a multiple of nonperforming loans	3.07x	12.90x	13.44x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $13.4 billion of high-quality securities available for sale as of September 30, 2025. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $11.6 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2025 and December 31, 2024, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2025 was $24.2 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

In September 2020, the Company issued $200.0 million in aggregate subordinated notes due in September 2030. The Company received $197.7 million, after deducting underwriting discounts and commissions and offering expenses, and used the proceeds from the offering for general corporate purposes, including, among other uses, contributing Tier 1 capital into the Bank. The subordinated notes were issued with a fixed-to-fixed rate of 3.70% and an effective rate of 3.93%, due to issuance costs, with an interest rate reset date of September 2025. During the first quarter of 2025, the Company purchased and subsequently retired $11.1 million of its 2020 subordinated notes. During the third quarter of 2025, the Company redeemed the remainder of the outstanding 2020 subordinated notes.

As part of the acquisition of HTLF, the Company acquired $150.0 million in aggregate subordinated notes due September 2031. The subordinated notes have a fixed interest rate of 2.75% until September 2026, at which time the interest rate will reset quarterly. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025.

The Company is a member bank of the FHLB. The Company owns $10.2 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of September 30, 2025 the Company has six letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $203.3 million and have various maturity dates through December 10, 2025. The Company’s remaining borrowing capacity with the FHLB was $1.8 billion as of September 30, 2025. The Company had no outstanding FHLB advances at the FHLB of Des Moines as of September 30, 2025.

In addition to borrowing capacity with the FHLB as described above, the Company had additional liquidity of $36.5 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of September 30, 2025.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or in response to Item 1A to Part II of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2025.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	6,821	$109.00	—	1,000,000
August 1 - August 31, 2025	9,751	108.51	—	1,000,000
September 1 - September 30, 2025	193	121.34	—	1,000,000
Total	16,765	$108.86	—

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

ITEM 5. OTHER INFORMATION

On September 5, 2025, three foundations and trusts that are related interests of Chairman and Chief Executive Officer J. Mariner Kemper adopted a single, pre-arranged stock sale plan in accordance with Rule 10b5-1(c) (Rule 10b5-1) under the Exchange Act for the sale of shares of the Company’s common stock (the 2026 Plan). The 2026 Plan was entered into during an open trading window in accordance with the Company’s requirements regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense conditions of Rule 10b5-1.

The 2026 Plan provides for the monthly sale of an initial number of shares of the Company’s common stock once the market price of the Company’s common stock meets or exceeds certain minimum threshold prices as specified in the 2026 Plan. Should the market price of the Company’s shares meet or exceed secondary and tertiary pricing thresholds as specified in the 2026 Plan, up to one and a half and double the initial number of shares in the aggregate may be sold in that month, respectively. Sales under the 2026 Plan may occur beginning in January of 2026 (after conclusion of the applicable cooling off period following adoption of the 2026 Plan) and end no later than December 31, 2026. The aggregate number of shares of common stock of the Company that will be available for sale under the 2026 Plan will vary depending on the market price achieved but will not exceed a maximum of 105,024 shares in aggregate.

ITEM 6. EXHIBITS

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: October 30, 2025