Form 10-K
period 2025-12-31
UMB FINANCIAL CORP
filed 2026-02-26
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025, the aggregate market value of common stock outstanding held by nonaffiliates of the registrant was approximately $7,565,682,253 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2026
Common Stock, $1.00 Par Value	76,135,481

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 28, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On April 29, 2024, the Company also announced that in connection with the execution of the merger agreement, it entered into a forward sale agreement with BofA Securities, Inc. or its affiliate to issue 2.8 million shares of its common stock. The underwriters were granted an option to purchase up to an additional 420 thousand shares of the Company's common stock exercisable within 30 days of April 28, 2024. The underwriters exercised this option in full on April 30, 2024, upon which the Company entered into an additional forward sale agreement relating to the 420 thousand shares of the Company's common stock. The forward sale agreements entered into on April 28, 2024 and April 30, 2024 (collectively, the forward sale agreements) are classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity. The Company settled the forward sale agreement during the first quarter of 2025 for net proceeds of $235.1 million.

The Bank has its principal office in Missouri and provides financial services primarily throughout the Midwestern, Southwestern, and Western regions of the United States. The Bank offers a full complement of banking products and other services to commercial, retail, government, and correspondent-bank customers, including a wide range of asset-management, trust, bankcard, and cash-management services.

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

Competition

The Company faces intense competition in each of its business segments and in all of the markets and geographic regions that the Company serves. Competition comes from both traditional and non-traditional financial-services providers, including banks, savings associations, finance companies, investment advisors, asset managers, mutual funds, private-equity firms, hedge funds, brokerage firms, mortgage-banking companies, credit-card companies, insurance companies, trust companies, securities processing companies, and credit unions. Increasingly, financial-technology (fintech) companies, including those related to digital currencies or cryptocurrencies (including stablecoins), and technology companies, are partnering with financial-services providers to compete with the Company for lending, payments, and other business. Many of the Company’s competitors are not subject to the same kind or degree of supervision and regulation as the Company.

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

Human Capital

The Company is dedicated to creating the Unparalleled Customer Experience, and its associates are critical to achieving this mission. As part of the Company’s efforts to recruit and retain top talent, it strives to offer competitive compensation and benefits programs, while fostering a culture rooted in inclusion of a diverse mix of associates who are empowered to be part of something more. The Company believes its associates, customers, and communities mutually benefit by its focus on providing opportunities for its associates to make an impact at work and in their respective communities. On a full-time equivalent basis on December 31, 2025, the Company and its subsidiaries employed 5,222 associates across the country.

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

Talent and Experience. The Company believes that an equitable and inclusive environment produces more creative solutions, results in better products and services, and is crucial to its efforts to attract and retain key talent. The Company’s talent acquisition team focuses on building recruitment marketing strategies that are designed to identify and attract candidates with a variety of backgrounds. The Company’s business resource groups (BRGs) also play a vital role in deepening the recruitment pipeline of talent and refer candidates to the Company on a regular basis. BRGs are structured to engage associates who share common interests, including associates from traditionally underrepresented groups. Nearly 20% of the Company’s associates participate in one or more BRGs.

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

For more information on the Company’s equity and inclusion and community involvement initiatives, please see its Corporate Citizenship Report available at www.umb.com/corporatecitizenship. Information on the

Company’s website is not incorporated by reference into this report and should not be considered part of this document.

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

The FRB and its policies have a substantial impact on the availability and demand for loans and deposits, the rates, and other aspects of pricing for loans and deposits, and the conditions in equity, fixed income, currency, and other markets in which the Company operates. Policies announced or implemented by other central banks around the world have a meaningful effect on our operations as well, whether coordinated with those of the FRB or otherwise.

Tax and other fiscal policies, moreover, impact not only general economic conditions but also give rise to incentives or disincentives that affect how the Company and its customers prioritize objectives, operate businesses, and deploy resources.

Regulation and Supervision

The Company is subject to regulatory frameworks in the United States at federal, State, and local levels. In addition, the Company is subject to direct supervision by various government authorities charged with overseeing the kinds of financial activities conducted by its business segments. The current presidential administration has implemented significantly different policies from the previous presidential administration, including new proposed regulations and rescissions or withdrawals of previous guidance, and sharply reduced the workforce at the federal banking agencies. The cumulative impact of these changes, and whether they will last over time, is unclear.

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

The standards by which bank and financial institution acquisitions are evaluated may be subject to change. In September 2024, the OCC adopted a final rule and policy statement regarding its review of Bank Merger Act (BMA) applications for OCC-supervised institutions, including the Bank. In May 2025, the OCC adopted a final rule that restored the ability for BMA applicants to file a streamlined application form for certain types of acquisitions and the expedited review process for BMA applications, which had been removed by the 2024 final rule, and rescinded the 2024 policy statement.

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

Stress Testing and Enhanced Prudential Standards

Under the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), bank holding companies with assets of less than $100 billion, including the Company, are no longer subject to the requirement to conduct forward-looking, company-run stress testing, including publishing a summary of results. The Company continues to run internal stress tests as a component of its comprehensive risk management and capital planning process. In addition, EGRRCPA increased the statutory asset threshold above which the FRB is required to apply enhanced prudential standards from $50 billion to $250 billion subject to certain discretion by the FRB to apply any enhanced prudential standard requirement to any bank holding company with between $100 billion and $250 billion in total consolidated assets that would otherwise be exempt under EGRRCPA. The Company remains exempt from the FRB’s enhanced prudential standards but the Bank is subject to the OCC’s heightened standards, which set expectations for the governance and risk management practices of large depository institutions subject to its supervision with more than $50 billion in assets. The guidelines require such institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities and to incorporate their risk appetite statement and concentration risk limits into capital and liquidity stress testing and planning processes. On December 23, 2025, the OCC issued a notice of proposed rulemaking that would increase the threshold at which the heightened standards apply from $50 billion to $700 billion in total assets. If the rule is adopted as proposed, the Bank would no longer be subject to the OCC's heightened standards. See “Regulation and Supervision—Safety and Soundness Guidelines” in Part I, Item 1 of this report for additional information regarding federal guidelines prescribing safety and soundness standards.

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

The capital ratios for the Company and the Bank as of December 31, 2025, are set forth below:

	Minimum Regulatory Capital Ratio	Minimum Ratio Plus Capital Conservation Buffer	Well-Capitalized Minimums	Actual
Common Equity Tier 1 Capital Ratio
UMB Financial Corporation	4.50%	7.00%	N/A %	10.96%
UMB Bank, n.a.	4.50	7.00	6.50	11.34
Tier 1 Risk-Based Capital Ratio
UMB Financial Corporation	6.00	8.50	6.00	11.55
UMB Bank, n.a.	6.00	8.50	8.00	11.34
Total Risk-Based Capital Ratio
UMB Financial Corporation	8.00	10.50	10.00	13.36
UMB Bank, n.a.	8.00	10.50	10.00	12.20
Tier 1 Leverage Ratio
UMB Financial Corporation	4.00	N/A	N/A	8.54
UMB Bank, n.a.	4.00	N/A	5.00	8.29

These capital-to-assets ratios also play a central role in prompt corrective action (PCA), which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio, the common-equity tier 1 risk-based capital ratio, and the leverage ratio: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. While bank holding companies are not subject to the PCA framework, the FRB is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company’s operations or financial condition. For example, “brokered deposits,” as defined by FDIC regulations, may only be accepted by well capitalized depository institutions without prior regulatory approval or, with a waiver from the FDIC, by adequately capitalized depository institutions. At December 31, 2025, the Bank was categorized as well capitalized under the PCA framework.

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

In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the DIF at an annual rate of approximately 13.4 basis points over eight quarterly collection periods, which began in 2024, and currently projects that the eighth quarter of the special assessment will be collected at a reduced rate. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. Under the FDIC's interim final rule on December 16, 2025, upon termination of the FDIC's receivership of Silicon Valley Bank and Signature Bank, the FDIC will either provide an offset to insured depository institutions, if the special assessment amount then-collected exceeds losses, or collect from insured depository institutions a one-time final shortfall special assessment, if losses exceed the special assessment amount then-collected. In addition, the FDIC will provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if, following the final resolution of litigation between the FDIC and SVB Financial Trust, the total amount collected through the special assessment exceeds the loss estimate at that time.

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

In June 2024, the FDIC released a final rule amending its requirements for insured depository institutions with more than $50 billion in assets to develop and submit plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. Under the rule, banks with at least $50 billion but less than $100 billion in total assets, including the Bank, are required to submit to the FDIC more limited informational filings triennially and interim supplemental information regarding their resolution planning in off-cycle years. On December 31, 2025, the FDIC provided an update that it intends to propose changes to the final rule in 2026. As a result, the Bank is not required to submit its first informational filing until after the final rule is issued.

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

Violations of the BSA and its implementing regulations can result in substantial civil and criminal penalties, and the federal banking agencies are required to consider the effectiveness of a financial institution’s AML compliance program when reviewing bank mergers and bank holding company acquisitions. In addition to the federal banking agencies, the Financial Crimes Enforcement Network is authorized to impose significant civil monetary penalties for violations of the BSA and its implementing regulations and has recently engaged in coordinated enforcement actions with state and federal law enforcement agencies and banking regulators.

OFAC Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) is responsible for administering U.S. economic sanctions, which can prohibit certain transactions with designated foreign jurisdictions, governments, entities and individuals. OFAC-administered sanctions take on many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned jurisdiction, including prohibitions against direct or indirect imports from and exports to a sanctioned jurisdiction and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned jurisdiction; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also maintains lists of designated persons, groups or entities that are the target of sanctions, including the “Specially Designated Nationals and Blocked Persons List.” The assets of designated persons, groups or entities are blocked and U.S. persons are generally prohibited from dealing with any such persons. Moreover, blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If the Company finds a name on any transaction, account or wire transfer associated with a sanctioned person, the Company must freeze or block such account or transaction, file a blocked property report with OFAC and notify the appropriate authorities. Failure to comply with U.S. economic sanctions could have serious legal and reputational consequences.

Data Privacy and Cybersecurity

Various federal, state and local laws, rules, regulations and standards contain extensive data privacy and cybersecurity provisions, and the legal and regulatory framework for data privacy and cybersecurity is in considerable flux and rapidly evolving. For example, current federal laws, rules, regulations and standards, including the Gramm-Leach-Bliley Act (the “GLBA”), require financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and enable retail customers to opt out of the Company’s ability to share such personal information with unaffiliated third parties under certain circumstances. Such laws and regulations also require financial institutions to implement a comprehensive cybersecurity program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. An amendment to Regulation S-P, an implementing regulation promulgated under the GLBA, was adopted by the SEC on May 16, 2024 and requires broker dealers and registered investment advisers to, among other things, adopt and implement an incident response program as part of their formal cybersecurity policies and procedures and report data breaches to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization within 30 days of becoming aware of such data breach. Other federal and state laws, rules, regulations and standards impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. The Company and its nonbanking subsidiaries are also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Additionally, like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Company and its subsidiaries. The United States Congress has considered, and will likely in the future consider, additional data privacy and cybersecurity legislation, to which the Company may become subject if passed.

The enactment of the Cyber Incident Reporting for Critical Infrastructure Act (the “CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the Cybersecurity and Infrastructure Agency (the “CISA”) within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators. Although the CIRCIA originally required the CISA to finalize its regulations by October 4, 2025, the CISA has extended such deadline to May 2026.

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

The Bank is subject as well to a vast array of consumer-protection laws, such as qualified-mortgage and other mortgage-related rules under the jurisdiction of the CFPB. For example, the FRB has proposed, but not yet finalized, amendments to Regulation II that would lower the cap on debit interchange fees and institute a process for automatically recalculating the debit interchange fee cap every two years based upon a biennial survey of large debit card issuers. Lending limits, restrictions on tying arrangements, limits on permissible interest-rate charges, and other laws governing the conduct of banking or fiduciary activities are also applicable to the Bank.

Executive Officers of the Registrant. The following are the executive officers of the Company, each of whom is appointed annually, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which such person was elected as an executive officer.

Name	Age	Position with Registrant

R. Brian Beaird	52

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

Amy Harris	40

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

Shannon A. Johnson	46

Ms. Johnson has served as Executive Vice President and Chief Administrative Officer since October 2019 and as Chief Risk Officer since February 2026. Ms. Johnson’s previous positions with the Company include Executive Vice President, Chief Human Resources Officer; Senior Vice President, Executive Director of Talent Management and Development; and Senior Vice President, Director of Talent Management. Ms. Johnson held these positions from April 2015 to October 2019, May 2011 to April 2015, and December 2009 to May 2011, respectively.

J. Mariner Kemper	53

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

Elizabeth Lewis	52

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

Phillip Mason	43

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

Nikki Newton	54

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

David C. Odgers	56

Mr. Odgers has served as Executive Vice President since April of 2025, Chief Accounting Officer of the Company since January 2020, and as the Company’s Controller since January 2014. He additionally served as Senior Vice President from January 2020 until April of 2025. Mr. Odgers was previously the Company’s Assistant Controller from January 2005 to January 2014.

James D. Rine	55

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

Ram Shankar	53

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

Thomas S. Terry	62

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

Uma Wilson	47

Ms. Wilson was named Executive Vice President, Chief Information, Bank Product and Operations Officer in May 2024. Previously she served as Executive Vice President, Chief Information and Product Officer from September 2021 to May 2024, Executive Vice President, Director of Bank Product, Treasury Management/Card Sales and Implementation from January 2020 to September 2021 and Executive Vice President, Director of Bank Product Group from May 2015 to January 2020.

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

Weak or deteriorating economic conditions, geopolitical events, more liberal origination or underwriting standards, or financial or systemic shocks could increase the Company’s credit risk and adversely affect its lending or other banking businesses and the value of its loans or investment securities. The Company’s business and results of operations depend significantly on general economic conditions. When those conditions are weak or deteriorating in any of the markets or regions where the Company operates, or there are impacts stemming from geopolitical events, its business or performance could be adversely affected. The Company provides financial services primarily throughout the Midwestern, Southwestern, and Western regions of the United States. As the Company does not have a significant banking presence in other parts of the country, a prolonged economic downturn in these markets could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s lending and other banking businesses, in particular, are susceptible to weak or deteriorating economic conditions, including due to inflation, which could result in reduced loan demand or utilization rates and at the same time increased delinquencies or defaults. These kinds of conditions also could dampen the demand for products and other services in the Company’s investment-management, asset-servicing, insurance, brokerage, or related businesses. Financial markets and global supply chains may be adversely affected by the impact of military conflict, including the current conflicts in Ukraine and the Middle East, terrorism, or other geopolitical events, including in Venezuela. Increased delinquencies or defaults could result as well from the Company adopting—for strategic, competitive, or other reasons—more liberal origination or underwriting standards for extensions of credit or other dealings with its customers or counterparties. Further, changes to U.S. global policy, including as it relates to tariffs, trade disputes and renewing or changing trade agreements with various countries, could affect the Company’s results of operations. The global economy, the strength of the U.S. dollar, international trade conditions, and oil prices may ultimately affect interest rates, business import/export activity, capital expenditures by businesses, and investor confidence. Unfavorable changes in those factors may result in declines in consumer credit usage, increased delinquencies and defaults, and reduced loan demand. If delinquencies or defaults on the Company’s loans or investment securities increase, their value and the income derived from them could be adversely affected, and the Company could incur administrative and other costs in seeking a recovery on its claims and any collateral. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of the Company’s investment securities, and the Company may be required to record additional impairment charges if investment securities suffer a decline in value that is determined to have resulted from a credit loss. In addition, to the extent that loan charge-offs exceed estimates, an increase to the amount of provision expense related to the allowance for credit losses would reduce the Company’s income. See “Quantitative and Qualitative

Disclosures About Market Risk—Credit Risk Management” in Part II, Item 7A of this report for a discussion of how the Company monitors and manages credit risk. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact the Company, possibly to a severe degree, due to its role as a financial intermediary and the interconnectedness of the financial system.

A meaningful part of the Company’s loan portfolio is secured by real estate and, as a result, could be negatively impacted by deteriorating or volatile real estate markets, the economic environment or associated environmental liabilities. At December 31, 2025, 53.7% of the Company’s aggregate loan portfolio—comprised of commercial real estate loans (representing 42.2% of the aggregate loan portfolio) and consumer real estate loans (representing 11.4% of the aggregate loan portfolio)—was primarily secured by interests in real estate located in the States where the Company operates. Other credit extended by the Company may be secured in part by real estate as well. Real estate values in the markets where this collateral is located may be different from, and in some instances worse than, real estate values in other markets or in the United States as a whole and may be affected by general economic conditions and a variety of other factors outside of the control of the Company or its customers. Any deterioration or volatility in these real estate markets could result in increased delinquencies or defaults, could adversely affect the value of the loans and the income to be derived from them, could give rise to unreimbursed recovery costs, and could reduce the demand for new or additional credit and related banking products and other services, all to the detriment of the Company’s business and performance. In recent years, commercial real estate markets have been particularly impacted by the economic and other disruptions resulting from the COVID-19 pandemic and its aftermath. Repayment of commercial real estate, which typically involves higher loan principal amounts as compared to consumer real estate lending, is often dependent on the successful operation of the business conducted on the property securing the loans. Negative shifts in economic conditions can impact the borrower’s ability to pay. Failures in the Company’s risk management policies, procedures and controls could adversely affect its ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could negatively impact the Company’s operating and financial performance. In addition, if hazardous or toxic substances were found on any real estate that the Company acquires in foreclosure or otherwise, the Company may incur substantial liability for compliance and remediation costs, personal injury, or property damage.

Challenging business, economic, or market conditions could adversely affect the Company’s fee-based banking, investment-management, asset-servicing, or other businesses. The Company’s fee-based banking, investment-management, asset-servicing, and other businesses are driven by wealth creation in the economy, robust market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. Economic downturns, market disruptions, high unemployment or underemployment, unsustainable debt levels, depressed real estate markets, industry consolidations, or other challenging business, economic, or market conditions could adversely affect these businesses and their results. If the funds or other groups that are clients of UMBFS were to encounter similar difficulties, UMBFS’s revenue could suffer. The Company’s bank-card revenue is driven primarily by transaction volumes in business, healthcare, and consumer spending that generate interchange fees, and any of these conditions could dampen those volumes. Economic or market conditions, such as increased use of digital currencies and cryptocurrencies (including stablecoin) can also reduce the usage of credit cards in general and the average purchase amount of transactions, which reduces interest income and transaction fees. Other fee-based banking businesses that could be adversely affected include trading, asset management, custody, trust, and cash and treasury management. In addition, legislative and regulatory changes could reduce the amounts and types of fees financial institutions may charge, including the FRB’s Regulation II on debit card interchange fees and potential legislation imposing a cap on credit card interest rates.

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

To the extent that the Company continues to maintain a sizeable portfolio of investment securities, its income may be adversely affected and its reported equity more volatile, and the portfolio values may be adversely impacted by deterioration in the credit quality of underlying collateral within the various categories of investment securities it owns. As of December 31, 2025, the Company’s securities portfolio totaled approximately $20.1 billion, which represented approximately 27.5% of its total assets. Regulatory restrictions and the Company’s investment policies generally result in the acquisition of securities with lower yields than loans. For the year-ended December 31, 2025, the weighted average yield of the Company’s securities portfolio was 3.68% as compared to 6.70% for its loan portfolio. Accordingly, to the extent that the Company is unable to effectively deploy its funds to originate or acquire loans or other assets with higher yields than those of its investment securities, the Company’s income may be negatively impacted. Additionally, approximately $13.7 billion, or 68.1%, of the Company’s investment securities are classified as available for sale and reported at fair value. Unrealized gains or losses on these securities are excluded from earnings and reported in other comprehensive income, which in turn affects the Company’s reported equity. As a result, to the extent that the Company continues to maintain a significant portfolio of available-for-sale securities, its reported equity may experience greater volatility.

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

Regulatory scrutiny and the intensity of supervision of all financial-services companies is evolving, fundamental changes have been made to the banking, securities, and other laws that govern financial services, and a host of related business practices have been reexamined and reshaped in the relatively near term. The Company expects to continue devoting increased time and resources to risk management, compliance, and regulatory change management. The legislative, regulatory, and supervisory environment is beyond the Company’s control, may change rapidly and unpredictably, and may negatively influence the Company’s revenue, costs, earnings, growth, liquidity and capital levels. For example, the Company is unable to predict what, if any, changes to the regulatory environment may be enacted by Congress or the presidential administration and what the impact of any changes will be on the Company. Some of the regulations finalized in the prior administration that are applicable to financial institutions have been modified, rescinded or withdrawn or are subject to reevaluation, creating further uncertainty. It is possible the expected changes in regulation do not occur or are reversed by a subsequent administration, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than the Company. Risks also exist that government authorities could judge the Company’s business or other practices as unsafe, unsound, or otherwise unadvisable and bring formal or informal corrective or enforcement actions against it, including fines or other penalties and directives to change its products or other services. For example, the federal banking agencies regularly conduct examinations of the Company’s business. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earning prospects, management, liquidity, sensitivity to market risk, consumer compliance, or other aspects of any of the Company’s operations has become unsatisfactory, or that the Company or the Company’s management is in violation of any law or regulation, it could take a number or different remedial actions as it deems appropriate. These actions include the power to require the Company to cease and desist “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, to change the asset composition of the Company’s portfolio or balance sheet, to assess civil money penalties against the Company’s officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. For practical or other reasons, the Company may not be able to effectively defend itself against these actions, and they in turn could give rise to litigation by private plaintiffs. Further, if the laws, rules, and regulations materially adversely affect the Company, including any changes that would negatively impact the tax treatment of the Company, the Company’s products and services or the Company’s shareholders, the Company may be adversely impacted. All of these and other regulatory risks and uncertainties could adversely affect the Company’s reputation, business, results of operations, financial condition, or prospects.

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

The Company is subject to complex and evolving laws, regulations, rules, standards and contractual obligations related to privacy, data protection/use and data security, which may increase the Company’s costs of doing business and liability exposure. The Company is subject to a variety of complex and continuously evolving and developing laws, regulations, rules, standards and contractual obligations regarding privacy, data protection/use and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security, integration with artificial intelligence and other processing of personal information. Compliance with such laws, regulations, rules, standards and contractual obligations may require the Company to incur significant compliance costs and/or require the Company to change its policies, procedures or operations, and failure to comply with such laws, regulations, rules, standards or contractual obligations could expose the Company to liability, including enforcement actions, fines, penalties and sanctions for non-compliance, governmental investigations and/or reputational damage, and of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s business relies on systems, employees, service providers, and other third parties, and failures or errors by any of them or other operational risks associated with the Company’s reliance on third parties could adversely affect the Company. The Company relies on hosted and on-premises systems, employees, service providers, and other third parties to properly oversee, administer, and process a high volume of transactions and otherwise support the Company’s day-to-day operations. This gives rise to meaningful operational risk—including the risk of fraud by employees or outside parties, unauthorized access to the Company’s premises or systems, errors in processing, use of or integration with artificial intelligence, failures of technology, breaches of internal controls or compliance safeguards, malware and other security or hacking incidents, inadequate integration of acquisitions, human or software errors, design or performance issues, capacity constraints or unexpected transaction volumes, unavailability of systems and services, including due to electrical or telecommunications outages, bad weather, acts of terrorism or the like, and other breakdowns in business continuity plans or acts of misconduct.

The Company relies on the business infrastructure and technology systems of third parties (and their supply chains) with which it does business and/or to whom it outsources the operation, maintenance and development of its key information technology and communications systems as well as other key components of its business operations. If the Company or its service providers fail to architect, administer or oversee such infrastructure or systems in a well-managed, secure and effective manner, or if such infrastructure or systems become unavailable, are disrupted, fail to scale, do not operate as designed or expected, or do not meet their service level agreements for any reason, the Company may experience unplanned service disruption or unforeseen costs which could result in material harm to the Company’s business and operations. The Company must successfully develop and maintain information, financial reporting, disclosure, privacy, data protection, data security, artificial intelligence, and other controls adapted to the Company’s reliance on outside platforms and providers. The Company faces a risk that its third-party service providers might be unable or unwilling to continue to provide these or other services to meet its current or future needs in an efficient, cost-effective, or favorable manner or may terminate or seek to terminate their contractual relationships with the Company. In addition, service providers or solutions utilizing artificial intelligence are subject to uncertain and evolving laws and regulations, unique data, confidentiality and privacy risks, and the potential for unexpected operational results that are not insignificant. Despite reasonable efforts, the Company's risk management framework may not be sufficiently effective in managing the risk of artificial intelligence usage, which could result in significant operational, financial, legal and reputational risk for the Company. In addition, service providers utilizing third-party technology or other intellectual property in connection with their provision of services may face allegations of misappropriation, misuse, infringement or other intellectual property rights violations, which could result in the Company losing access to such technology or services. Any transition to alternative third-party service providers or internal solutions may be difficult to implement, may cause the Company to incur significant time and expense and may disrupt or degrade the Company’s ability to deliver its products and services. Thus, the infrastructure and systems that are outsourced to third-party service providers may increase the Company’s risk exposure.

The soundness, and other real or perceived risks, of other financial institutions could adversely affect the Company. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of the Company’s business even if the Company is not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom the Company has important relationships could also negatively impact perceptions about the Company. These perceptions about the Company could cause its business to be negatively affected and exacerbate the other risks that the Company faces.

The Company may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect the Company’s ability to attract and retain depositors and to borrow or raise capital. For example, during 2023 the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank. In addition, there has been, and there may continue to be in the future, negative market impacts on many financial institutions in the industry for the perceived risks associated with extensions of credit to non-depository financial institutions, regardless of the actual risk for any particular financial institution. The failure or risks of other banks and financial institutions, and the measures taken by governments, businesses, and other organizations in response to those events, could adversely impact the Company’s business, financial condition and results of operations.

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

The Company faces intense competition from other financial-services and financial-services technology companies, and competitive pressures could adversely affect the Company’s business or performance. The Company faces intense competition in each of its business segments and in all of its markets and geographic regions, and the Company expects competitive pressures to intensify in the future—especially in light of recent legislative and regulatory initiatives, technological innovations that alter the barriers to entry, current economic and market conditions, and government monetary and fiscal policies. Competition with financial-services technology companies, including those related to digital currencies or cryptocurrencies (including stablecoins), or technology companies partnering with financial-services companies, may be particularly intense, due to, among other things, differing regulatory environments. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may lead to new and increased competition for funds that may have otherwise been, or currently are, deposits with banks, such as the Bank. See “Competition” in Part I, Item 1 of this report.

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

The Company may not be able to realize the full anticipated benefits of the acquisition of HTLF. Following consummation of the acquisition of HTLF, the Company developed and implemented strategies to fully integrate with HTLF. The Company completed the conversion of systems and procedures during the fourth quarter of 2025. The ability to fully realize the remaining anticipated benefits of the acquisition is subject to the Company’s ability to support its consolidated operations, foster a cohesive corporate culture and further eliminate redundancies and costs. In doing so, the Company may encounter difficulties that could adversely affect the ability to maintain relationships with existing clients, customers, depositors and employees, such as:

•
the loss of key employees;
•
customer dissatisfaction with the new, combined operations and business;
•
incompatibilities in corporate culture following conversion and combined operations;
•
inability to maintain and increase competitive presence;
•
loan and deposit attrition, customer loss and revenue loss;
•
unexpected issues with operations, personnel, third-party service providers, and credit; and/or
•
inconsistent application of standards, controls, procedures and policies.

Disruption to the businesses resulting from the Company's continued efforts could cause customers, including depositors, to move their business to a competing financial institution.

Further, the Company acquired HTLF with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition of HTLF remains subject to a number of uncertainties, including general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of the Company’s common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect the Company’s business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The Company has incurred significant transaction and acquisition-related costs in connection with the acquisition of HTLF. The Company has incurred significant non-recurring costs associated with combining the operations of HTLF with its operations. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The market price for the Company’s common stock following the acquisition of HTLF may be affected by factors different from those that historically have affected the Company’s common stock. Following the acquisition and conversion of HTLF, the Company is now subject to risks related to HTLF’s historical business and has taken on its loans, investments and other obligations. This increased the Company’s credit risk and, if such obligations are not repaid or losses are incurred on such obligations, there could be material and adverse effects on the Company’s business. Additionally, where the Company’s historical business and HTLF’s historical business overlap, any risks the Company faces may be increased due to the acquisition of HTLF. For example, HTLF’s loan portfolio has a large concentration of commercial real estate loans, which the Company has added to its existing portfolio. This may exacerbate the risks the Company already undertakes with its own historical portfolio comprised meaningfully of commercial real estate loans and may result in new ones. Additionally, the value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of the geographic bank markets in which such real estate is located, as well as because funds are advanced based on estimates of costs and the estimated value of the completed project and therefore have a greater risk of default in a weaker economy. Construction projects require prudent underwriting including determination of a borrower’s ability to complete the project, while staying within budget and on time in accordance with construction plans. Economic events, supply chain issues, labor market disruptions, and other factors outside the Company’s control, or that of the borrowers, could negatively impact the future cash flow and market values of affected properties.

The future results of the Company following the acquisition of HTLF may suffer if the Company does not effectively manage its expanded operations. As a result of the acquisition of HTLF, the size of the business of the Company increased significantly. The Company’s future success depends, in part, upon its success in continuing to manage the expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The Company may also face additional or different regulatory requirements and scrutiny from governmental authorities as a result of the expanded business operations. The Company’s failure to meet such expectations may expose it to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities.

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

An inability to attract, retain, or motivate qualified employees could adversely affect the Company’s business or performance. Skilled employees are the Company’s most important resource, and competition for talented people is intense. Even though compensation is among the Company’s highest expenses, it may not be able to locate and hire the best people, keep them with the Company, or properly motivate them to perform at a high level. Recent scrutiny of compensation practices, especially in the financial-services industry, has made this only more difficult. In addition, some parts of the Company’s business are particularly dependent on key personnel, including investment management, asset servicing, and commercial lending. If the Company were to lose and find itself unable to replace these personnel or other skilled employees, or if the competition for talent drove its compensation costs to unsustainable levels, the Company’s business, results of operations, and financial condition could be negatively impacted.

The Company is subject to a variety of litigation and other proceedings, which could adversely affect its business or performance. The Company is involved from time to time in a variety of judicial, alternative-dispute, and other proceedings arising out of its business or operations. Additionally, the Company may incur costs in connection with the defense or settlement of any shareholder or stockholder lawsuits resulting from its acquisition of HTLF. The Company establishes reserves for claims when appropriate under generally accepted accounting principles, but costs often can be incurred in connection with a matter before any reserve has been created. The Company also maintains insurance policies to mitigate the cost of litigation and other proceedings, but these policies have deductibles, limits, and exclusions that may diminish their value or efficacy. Despite the Company’s efforts to appropriately reserve for claims and insure its business and operations, the actual costs associated with resolving a claim may be substantially higher than amounts reserved or covered. Substantial legal claims, even if not meritorious, could have a detrimental impact on the Company’s business, results of operations, and financial condition and could cause reputational harm.

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

Expectations around Environmental, Social and Governance practices, as well as climate change, and related legislative and regulatory initiatives may result in additional risk and operational changes and expenditures that could significantly impact the Company’s business. Companies are facing increased scrutiny from customers, regulators and other stakeholders with respect to their environmental, social and governance (ESG) practices and disclosures. Institutional investors, and investor advocacy groups, in particular, are increasingly focused on these matters, and expectations in many of these areas can vary widely. For example, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase the Company’s costs or limit the Company’s ability to conduct business in certain jurisdictions. In particular, there is an increasing number of anti-ESG initiatives in the United States that may conflict with other regulatory requirements or the Company’s various stakeholders’ expectations. Such divergent, sometimes conflicting, views on ESG-related matters increase the risk that any action or lack thereof by the Company on such matters will be perceived negatively by some stakeholders. In addition, increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, and fluctuations in or conflicts among these standards, could negatively impact the Company’s reputation, ability to do business with certain partners, and its stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

In addition to regulatory and investor expectations on environmental matters in general, the current and anticipated effects of climate change are creating, for some stakeholders, an increasing level of concern for the state of the global environment. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. In the United States, certain state legislatures and state regulatory agencies have proposed and advanced numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, some of which conflict with other state or federal, initiatives or sentiments. In addition to the challenges of managing conflicting expectations of legislatures, agencies, and regulators with respect to climate change, measures designed to mitigate or bring awareness to climate change may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact the Company’s financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Company. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing the Company’s loans, which could diminish the value of the Company’s loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on the Company’s customers, which could limit the Company’s ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Management is responsible for the daily assessment and management of cybersecurity risks. This is accomplished through a variety of tools and mechanisms. The Company has strategically integrated cybersecurity and privacy risk management into its broader risk management framework. This integration ensures that cybersecurity and privacy considerations are an integral part of the Company's decision-making processes at multiple levels. The Company has appointed a qualified CISO/CPO, who reports to the Chief Administrative & Risk Officer (CARO) as part of independent risk management, who is responsible for establishing strategy and overseeing implementation of an integrated and proactive information security and privacy program. The CISO/CPO is also responsible for advising and partnering with the board of directors, management team, and lines of business to guide the management of cybersecurity, business continuity and resilience, physical information security, data privacy, third party and information governance risks. The CISO/CPO has more than two decades of global experience within the information security and privacy fields, a relevant bachelor’s degree from an accredited institution, and holds the National Association of Corporate Directors Directorship Certification, Certified Information Systems Security Professional (CISSP) and Certified Information Privacy Professional (CIPP/US) designations. The CISO/CPO manages a team of qualified professionals with relevant cybersecurity and privacy experience and expertise. The Company has also established a Technology, Operations, Privacy and Security Committee (TOPS) to oversee the business continuity and resilience, corporate security, fraud, information security, privacy, information technology, and third-party risk management (including emerging technology (e.g., artificial intelligence)) capabilities and risks of the Company and its business. The TOPS is co-chaired by the CISO/CPO and the Chief Information, Product & Bank Operations Officer, and includes the CARO, leadership across the lines of business, and a cross-functional team of risk, technology, privacy and legal experts to ensure an appropriate focus on business continuity and resilience, corporate security, fraud, information security, privacy, information technology, and third-party risk management matters. The TOPS serves as a sub-committee of the Company’s Enterprise Risk Committee (ERC), which is a sub-committee of the Board Risk Committee. The ERC is chaired by the CARO, and includes members of executive management and a cross-functional team of leaders experienced in managing risk. The TOPS and ERC receive quarterly briefings from the CISO/CPO on a variety of topics, including material changes in information security or privacy laws, the Company’s ongoing information security posture and compliance, and emerging risks. Company management and its committees may also engage with the CISO/CPO to discuss and receive additional reports regarding cybersecurity and privacy risks on a more frequent basis as appropriate.

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

The Company has also implemented a third-party risk program to oversee and manage business continuity and resilience, information security and privacy risks associated with third-party relationships. The program includes the assessment of third parties that provide key services or will access, store, process, or transmit Sensitive Information during initial onboarding and throughout the lifecycle of the relationship, and management of applicable contractual provisions relating to confidentiality, integrity, availability and privacy obligations, including notification of incidents. The Company also leverages third-party services for advice, assessments, auditing, testing and support related to cybersecurity and information technology processes and services, where appropriate, that are also subject to the third-party risk program.

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

The Bank leases 42,403 square feet in the Hertz Building located at 2 South Broadway in the heart of the commercial sector of downtown St. Louis, Missouri. This location has a full-service banking center and is home to administrative support functions for the Bank.

The Bank also leases 34,681 square feet on the first, second, and fifth floors of the 1670 Broadway building located in the financial district of downtown Denver, Colorado. The location has a full-service banking center and is home to operational and administrative support functions for the Bank.

The Bank leases 86,721 square feet at 700 Locust in Dubuque, Iowa. This location provides retail and commercial banking services and corporate support services.

As of December 31, 2025, the Bank operated a total of 193 banking centers.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Stock Market under the symbol "UMBF." As of February 20, 2026, the Company had 2,785 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about common stock repurchase activity by the Company during the quarter ended December 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2025	—	$—	—	1,000,000
November 1 - November 30, 2025	515	106.88	—	1,000,000
December 1 - December 31, 2025	211	111.08	—	1,000,000
Total	726	$108.10	—

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

On April 29, 2025, the Company’s Board of Directors (the Board) authorized the repurchase of up to one million shares of the Company’s common stock, which will terminate on April 28, 2026 (a Repurchase Authorization). The Company has not made any repurchases other than through the Repurchase Authorization, but did acquire shares pursuant to the Company's share-based incentive programs. The Company is not currently engaging in repurchases. In the future, it may determine to resume repurchases. All share purchases pursuant to a Repurchase Authorization are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock. For discussion of management's intentions regarding dividends, see “Results of Operations” in Part II, Item 7 and “Liquidity Risk” in Part II, Item 7A of this report.

Performance Graph

The performance graph below compares the cumulative total shareholder return on UMB Financial Corporation Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the S&P US BMI Banks Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2020 and reinvestment of dividends. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	2020	2021	2022	2023	2024	2025
UMB Financial Corporation	$100.00	$156.04	$124.88	$127.64	$175.31	$181.34
S&P US BMI Banks Index	$100.00	$135.97	$112.77	$123.02	$164.70	$211.47
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This Management’s Discussion and Analysis highlights the material changes in the results of operations and changes in financial condition for each of the three years in the period ended December 31, 2025. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other financial statistics appearing elsewhere in this Annual Report on Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

CAUTIONARY NOTICE ABOUT FORWARD-LOOKING STATEMENTS

From time to time the Company has made, and in the future will make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “outlook,” “forecast,” “target,” “trend,” “plan,” “goal,” or other words of comparable meaning or future-tense or conditional verbs such as “may,” “will,” “should,” “would,” or “could.” Forward-looking statements convey the Company’s expectations, intentions, or forecasts about future events, circumstances, results, or aspirations~~,~~ in each case as of the date such forward-looking statements are made.

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
•
the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors, including technology changes with respects to digital assets;
•
an increase of competitors that provide products or services offered by the Company, including competitors that may be subject to different regulatory standards or requirements;
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
•
natural disasters, war, terrorist activities and geopolitical tensions, including instability in the Middle East, Russia's military action in Ukraine and developments in Latin America, pandemics, and their effects on economic and business environment in which the Company operates;
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

Results of Operations

Overview

On January 31, 2025, UMBF completed its previously announced acquisition of Heartland Financial, USA, Inc. (HTLF). The acquisition added assets with a fair value of approximately $16.1 billion, $9.7 billion of loans, net of the allowance for credit losses, and $14.3 billion of deposits. The combined company retains its #1 deposit market share in Missouri and now ranks in the top 10 in Colorado, New Mexico, Kansas, and Arizona. The impacts of the acquisition are significant drivers in the results for 2025.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify its organizational and reporting structures, streamline back-office functions and take advantage of synergies and newer technologies among various platforms and distribution networks. During the fourth quarter, the Company successfully completed the conversion of the technology and branding of HTLF customers. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. For 2025, total revenue increased 62.8%, and noninterest expense increased 58.1%, as compared to the previous year. Included in noninterest expense for 2025 is $142.0 million in acquisition-related expense. Revenue is also impacted by accretion and amortization of the fair value adjustments discussed in Note 20, “Acquisition” below. The Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. For 2025, net interest income increased $861.3 million, or 86.1%, as compared to the previous year. The Company has shown increased net interest income primarily driven by rate and mix changes related to the HTLF acquisition. Average earning assets increased $20.1 billion, or 49.2%, compared to 2024. Average loan balances increased $11.9 billion, coupled with an increase in average interest-bearing due from banks of $2.6 billion from the prior year. The funding for these assets was driven primarily by a 62.5% increase in average interest-bearing deposits and a 40.0% increase in noninterest-bearing deposits, partially offset by a 59.8% decrease in average borrowed funds. Net interest margin, on a fully tax-equivalent (FTE) basis, increased 59 basis points compared to the same period in 2024 in large part due to repricing and mix changes of loan balances and interest-bearing liabilities. Net interest spread increased by 84 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy, as well as uncertainty about the impacts of tariffs and related trade disputes. These changing conditions could have impacts on the balance sheet and income statement of the Company for 2026.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $161.9 million, or 25.8%, to $790.1 million for the year ended December 31, 2025, compared to the same period in 2024. The change is driven by increased HTLF-related fee income from trust income, deposit service charges, and bankcard fees. These changes are discussed in greater detail below under Noninterest income. For the year ended December 31, 2025, noninterest income represented 29.8% of total revenues, as compared to 38.6% for 2024. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At December 31, 2025, the Company had a total risk-based capital ratio of 13.36% and $7.7 billion in total shareholders’ equity, an increase of $4.2 billion, or 121.9%, compared to total shareholders’ equity at December 31, 2024. The Company did not repurchase shares of common stock during 2025 except for shares acquired pursuant to the Company's share-based incentive programs. In 2025, the Company declared $123.4 million in common dividends, which represents a 60.0% increase compared to dividends declared during 2024. In 2025, the Company declared $17.8 million in preferred dividends. The second quarter of 2025 includes the issuance of 12.0 million depositary shares, each representing a 1/400th interest in a share of the Company’s 7.75% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the Series B Preferred Stock). During the third quarter of 2025, the Company completed the redemption of all of its outstanding 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A at the redemption price of $10,000 per share.

Earnings Summary

The Company recorded net income available to common shareholders of $684.6 million for the year ended December 31, 2025. This represents a 55.2% increase over 2024. Net income available to common shareholders for 2024 was $441.2 million, or an increase of 26.1% compared to 2023. Basic earnings per common share for the year ended December 31, 2025, were $9.35 per share compared to $9.05 per common share in 2024, an increase of 3.3%. Basic earnings per common share were $7.22 per share in 2023, or an increase of 25.3% from 2023 to 2024. Fully diluted earnings per common share increased 3.3% from 2024 to 2025 and increased 25.2% from 2023 to 2024. Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2025 were 1.03% and 10.24%, respectively, compared to 1.02% and 13.24%, respectively, for the year ended December 31, 2024. Return on average assets and return on average common shareholder’s equity for the year ended December 31, 2023 were 0.88% and 12.23%, respectively.

The Company’s net interest income increased to $1.9 billion in 2025 compared to $1.0 billion in 2024 and $920.1 million in 2023. In total, net interest income increased $861.3 million, as compared to 2024, primarily driven by the HTLF acquisition, with a favorable volume variance of $611.3 million, a $250.0 million rate variance, and purchase accounting accretion income. See Table 2. The favorable volume variance on earning assets was predominantly driven by an increase of $20.1 billion, or 49.2%, in average earning assets. In 2025, average loan balances increased $11.9 billion, coupled with an increase in average interest-bearing due from banks of $2.6 billion as compared to 2024. Net interest margin, on an FTE basis, increased to 3.10% for 2025, compared to 2.51% for the same period in 2024, driven by repricing and mix changes from the HTLF acquisition, changes in short-term interest rates, and purchase accounting accretion income. Net interest spread increased by 84 basis points during the same period. The Company has seen a decrease in the benefit from interest-free funds as compared to 2024 driven by the changes in short-term interest rates. The impact of this benefit decreased 25 basis points compared to 2024 and is illustrated on Table 3. The magnitude and duration of this impact will be largely dependent upon the FRB’s policy decisions and market movements. See Table 21 in Item 7A for an illustration of the impact of an interest rate increase or decrease on net interest income as of December 31, 2025.

The provision for credit losses totaled $154.5 million for the year ended December 31, 2025, which is an increase of $93.5 million, or 153.1%, compared to the same period in 2024. Provision expense in 2025 included $62.0 million to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the transaction. See Note 20, “Acquisition” below. The remainder of the increase in provision was driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. See further discussion in “Provision and Allowance for Credit Losses” in this report.

The Company had an increase of $161.9 million, or 25.8%, in noninterest income in 2025, as compared to 2024, and an increase of $86.3 million, or 15.9%, in 2024 compared to 2023. The increase in 2025 is primarily driven by increased trust and securities processing of $52.8 million, increased service charges on deposits of $28.7 million, increased bankcard fees of $26.1 million, and increased investment securities gains, net of $20.2 million. The increase in 2024 is primarily driven by increased trust and securities processing of $33.4 million, increased other income of $14.1 million, increased investment securities gains, net of $13.9 million, and increased bankcard fees of $13.1 million. The change in noninterest income in 2025 from 2024, and 2024 from 2023 is illustrated in Table 6.

Noninterest expense increased in 2025 by $596.1 million, or 58.1%, compared to 2024 and increased by $27.5 million, or 2.8%, in 2024 compared to 2023. The increase in 2025 is primarily driven by increases in salaries and employee benefit expense of $290.0 million, increased amortization of other intangible asset expense of $85.8 million, increased processing fees of $54.9 million, increased other expense of $58.6 million, and increased legal and consulting fees of $46.1 million. The increase in 2024 is primarily driven by increases in salaries and employee benefit expense of $40.5 million, increased legal and consulting fees of $16.2 million, increased processing fees of

$14.8 million, and increased bankcard expense of $11.3 million, partially offset by decreased regulatory fees of $45.1 million related to the FDIC special assessment. The increase in noninterest expense in 2025 from 2024, and 2024 from 2023 is illustrated in Table 7 and below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest earning-assets and the related funding sources, the overall mix of these assets and liabilities, and the interest rates paid on each affect net interest income. Table 2 summarizes the change in net interest income resulting from changes in volume and rates for 2025, 2024 and 2023.

Net interest margin, presented in Table 1, is calculated as net interest income on a fully tax-equivalent basis as a percentage of average earning assets. Net interest income is presented on a tax-equivalent basis to adjust for the tax-exempt status of earnings from certain loans and investments, which are primarily obligations of state and local governments. A critical component of net interest income and related net interest margin is the percentage of earning assets funded by interest-free sources. Table 3 analyzes net interest margin for the three years ended December 31, 2025, 2024 and 2023. Net interest income, average balance sheet amounts and the corresponding yields earned and rates paid for the years 2023 through 2025 are presented in Table 1 below.

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates.

Table 1

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2025			2024
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$36,069.3	$2,415.6	6.70%	$24,212.6	$1,613.2	6.66%
Securities:
Taxable	13,844.2	504.6	3.65	9,290.8	257.6	2.77
Tax-exempt (FTE)	4,284.5	162.7	3.80	3,634.6	124.9	3.44
Total securities	18,128.7	667.3	3.68	12,925.4	382.5	2.96
Federal funds sold and resell agreements	777.2	38.2	4.91	303.1	17.6	5.82
Interest-bearing due from banks	6,095.3	264.9	4.35	3,482.4	182.1	5.23
Other earning assets (FTE)	17.2	1.2	6.79	22.3	1.5	6.53
Total earning assets (FTE)	61,087.7	3,387.2	5.54	40,945.8	2,196.9	5.37
Allowance for credit losses	(369.5)			(235.4)
Cash and due from banks	723.2			459.6
Other assets	4,814.7			2,019.8
Total assets	$66,256.1			$43,189.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$37,721.0	$1,213.9	3.22%	$22,949.6	$882.6	3.85%
Time deposits under $250,000	1,034.7	38.9	3.76	1,113.1	65.4	5.88
Time deposits of $250,000 or more	2,226.1	83.7	3.76	1,161.5	34.3	2.95
Total interest-bearing deposits	40,981.8	1,336.5	3.26	25,224.2	982.3	3.89
Short-term debt	—	—	—	1,063.4	53.4	5.02
Long-term debt	581.5	46.8	8.05	384.2	27.8	7.24
Federal funds purchased	87.0	3.8	4.20	80.1	4.1	5.05
Securities sold under agreements to repurchase	2,735.0	105.0	3.84	2,258.4	102.5	4.54
Total interest-bearing liabilities	44,385.3	1,492.1	3.36	29,010.3	1,170.1	4.03
Noninterest-bearing demand deposits	14,105.6			10,077.2
Other	871.4			769.5
Total	59,362.3			39,857.0
Total shareholders' equity	6,893.8			3,332.8
Total liabilities and shareholders' equity	$66,256.1			$43,189.8
Net interest income (FTE)		$1,895.1			$1,026.8
Net interest spread (FTE)			2.18%			1.34%
Net interest margin (FTE)			3.10%			2.51%

(1)
Interest income and yields are stated on an FTE basis, using a federal income tax rate of 21% for 2025, 2024, and 2023. The tax-equivalent interest income and yields give effect to tax-exempt interest income net of the disallowance of interest expense, for federal income tax purposes related to certain tax-free assets. Rates earned/paid may not compute to the rates shown due to presentation in millions. The tax-equivalent interest income totaled $32.9 million, $25.9 million, and $26.4 million in 2025, 2024, and 2023, respectively.
(2)
Loan fees are included in interest income. Such fees totaled $24.5 million, $21.4 million, and $17.7 million in 2025, 2024, and 2023, respectively.
(3)
Loans on nonaccrual are included in the computation of average balances. Interest income on these loans is also included in loan income.

THREE YEAR AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis)

(in millions)

	2023
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans and loans held for sale (FTE) (2) (3)	$22,337.1	$1,400.2	6.27%
Securities:
Taxable	9,097.1	215.0	2.36
Tax-exempt (FTE)	3,790.9	128.2	3.38
Total securities	12,888.0	343.2	2.66
Federal funds sold and resell agreements	316.1	17.7	5.58
Interest-bearing due from banks	2,046.4	103.2	5.04
Other earning assets (FTE)	14.0	0.8	5.65
Total earning assets (FTE)	37,601.6	1,865.1	4.96
Allowance for credit losses	(216.2)
Cash and due from banks	456.6
Other assets	1,888.3
Total assets	$39,730.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand and savings deposits	$18,374.9	$588.3	3.20%
Time deposits under $250,000	1,967.0	92.4	4.70
Time deposits of $250,000 or more	780.4	23.5	3.01
Total interest-bearing deposits	21,122.3	704.2	3.33
Short-term debt	1,929.0	96.4	5.00
Long-term debt	382.3	25.0	6.54
Federal funds purchased	170.0	8.4	4.97
Securities sold under agreements to repurchase	2,005.4	84.6	4.22
Total interest-bearing liabilities	25,609.0	918.6	3.59
Noninterest-bearing demand deposits	10,640.4
Other	618.2
Total	36,867.6
Total shareholders' equity	2,862.7
Total liabilities and shareholders' equity	$39,730.3
Net interest income (FTE)		$946.5
Net interest spread (FTE)			1.37%
Net interest margin (FTE)			2.52%

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

Average Volume		Average Rate			Increase (Decrease)
2025	2024	2025	2024	2025 vs. 2024	Volume	Rate	Total
				Change in interest earned on:
$36,069,274	$24,212,645	6.70%	6.66%	Loans	$793,969	$8,362	$802,331
				Securities:
13,844,165	9,290,809	3.65	2.77	Taxable	150,427	96,641	247,068
4,284,530	3,634,588	3.80	3.44	Tax-exempt	19,416	11,415	30,831
777,206	303,096	4.91	5.82	Federal funds and resell agreements	23,663	(3,139)	20,524
6,095,348	3,482,402	4.35	5.23	Interest-bearing due from banks	117,812	(35,042)	82,770
17,183	22,311	6.79	6.53	Trading securities	(314)	61	(253)
61,087,706	40,945,851	5.54	5.37	Total	1,104,973	78,298	1,183,271
				Change in interest incurred on:
40,981,808	25,224,201	3.26	3.89	Interest-bearing deposits	534,499	(180,252)	354,247
87,035	80,017	4.20	5.05	Federal funds purchased	334	(713)	(379)
2,735,011	2,258,438	3.84	4.54	Securities sold under agreements to repurchase	19,708	(17,183)	2,525
581,469	1,447,646	8.05	5.61	Borrowed Funds	(60,858)	26,423	(34,435)
$44,385,323	$29,010,302	3.36%	4.03%	Total	493,683	(171,725)	321,958
				Net interest income	$611,290	$250,023	$861,313

Average Volume		Average Rate			Increase (Decrease)
2024	2023	2024	2023	2024 vs. 2023	Volume	Rate	Total
				Change in interest earned on:
$24,212,645	$22,337,119	6.66%	6.27%	Loans	$121,804	$91,183	$212,987
				Securities:
9,290,809	9,097,110	2.77	2.36	Taxable	4,664	37,917	42,581
3,634,588	3,790,921	3.44	3.38	Tax-exempt	(4,989)	2,167	(2,822)
303,096	316,072	5.82	5.58	Federal funds and resell agreements	(739)	720	(19)
3,482,402	2,046,349	5.23	5.04	Interest-bearing due from banks	74,976	3,979	78,955
22,311	14,030	6.53	5.65	Trading securities	491	131	622
40,945,851	37,601,601	5.37	4.96	Total	196,207	136,097	332,304
				Change in interest incurred on:
25,224,201	21,122,305	3.89	3.33	Interest-bearing deposits	149,076	129,016	278,092
80,017	169,997	5.05	4.97	Federal funds purchased	(4,538)	135	(4,403)
2,258,438	2,005,418	4.54	4.22	Securities sold under agreements to repurchase	11,179	6,756	17,935
1,447,646	2,311,238	5.61	5.25	Borrowed Funds	(47,986)	7,890	(40,096)
$29,010,302	$25,608,958	4.03%	3.59%	Total	107,731	143,797	251,528
				Net interest income	$88,476	$(7,700)	$80,776

Table 3

ANALYSIS OF NET INTEREST MARGIN (in thousands)

	2025	2024	2023
Average earning assets	$61,087,706	$40,945,851	$37,601,601
Interest-bearing liabilities	44,385,323	29,010,302	25,608,958
Interest-free funds	$16,702,383	$11,935,549	$11,992,643
Free funds ratio (interest free funds to average earning assets)	27.34%	29.15%	31.89%
Tax-equivalent yield on earning assets	5.54%	5.37%	4.96%
Cost of interest-bearing liabilities	3.36	4.03	3.59
Net interest spread	2.18%	1.34%	1.37%
Benefit of interest-free funds	0.92	1.17	1.15
Net interest margin	3.10%	2.51%	2.52%

The Company experienced an increase in net interest income of $861.3 million, or 86.1%, for the year ended December 31, 2025, compared to 2024. This follows an increase of $80.8 million, or 8.8%, for the year ended December 31, 2024, compared to 2023. Average earning assets for the year ended December 31, 2025 increased by $20.1 billion, or 49.2%, compared to the same period in 2024. Net interest margin, on a tax-equivalent basis, increased to 3.10% for 2025 compared to 2.51% in 2024.

The Company funds a significant portion of its balance sheet with noninterest-bearing demand deposits. Noninterest-bearing demand deposits represented 28.3%, 31.6% and 33.9% of total outstanding deposits as of December 31, 2025, 2024 and 2023, respectively. The decrease in 2025 is driven by mix shifts in deposits related to the HTLF acquisition. As illustrated in Table 3, the impact from these interest-free funds was 92 basis points in 2025, as compared to 117 basis points in 2024 and 115 basis points in 2023.

The Company experienced an increase in net interest income during 2025 due to a volume variance of $611.3 million and a rate variance of $250.0 million. The average rate on earning assets during 2025 increased by 17 basis points, while the average rate on interest-bearing liabilities decreased by 67 basis points, resulting in a 84 basis-point increase in spread. The volume of loans increased from an average of $24.2 billion in 2024 to an average of $36.1 billion in 2025, driven by the acquisition of HTLF and organic loan growth. The volume of interest-bearing liabilities increased from $29.0 billion in 2024 to $44.4 billion in 2025. The Company expects to see continued volatility in the economic markets and governmental responses to inflation, geopolitical tensions, and supply chain constraints. These changing economic conditions and governmental responses could have impacts on the balance sheet and income statement of the Company in 2025. Loan-related earning assets tend to generate a higher spread than those earned in the Company’s investment portfolio. By design, the Company’s investment portfolio is moderate in duration and liquid in its composition of assets.

During 2026, approximately $2.2 billion of available-for-sale securities are expected to have principal repayments. This includes approximately $669 million that will have principal repayments during the first quarter of 2026. The available-for-sale investment portfolio had an average life of 74.8 months, 56.0 months, and 52.6 months as of December 31, 2025, 2024, and 2023, respectively.

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

	2025		2024
At December 31:	Allowance for credit losses	Percent of loans to total loans	Allowance for credit losses	Percent of loans to total loans
Commercial and industrial	$240,324	42.1%	$161,553	42.9%
Specialty lending	—	1.3	—	1.8
Commercial real estate	151,060	42.2	77,340	39.5
Consumer real estate	6,938	11.4	4,327	12.4
Consumer	1,387	0.6	966	0.8
Credit cards	18,042	1.8	14,272	2.3
Leases and other	1,727	0.6	631	0.3
Total allowance for credit losses on loans	$419,478	100.0%	$259,089	100.0%

Table 5 presents a summary of the Company’s ACL for the years ended December 31, 2025 and 2024. Also, please see “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk Management” in this report for information relating to nonaccrual, past due, restructured loans, and other credit risk matters. For more information on loan portfolio segments and ACL methodology refer to Note 3, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements.

As illustrated in Table 5 below, the ACL increased as a percentage of total loans to 1.08% as of December 31, 2025, compared to 1.01% as of December 31, 2024. The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $154.5 million for the year ended December 31, 2025, which is an increase of $93.5 million, or 153.1%, compared to the same period in 2024. As noted above, $62.0 million was recorded to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the HTLF acquisition. See Note 20, “Acquisition” below. The provision for credit losses, including provision for off-balance sheet credit exposures, totaled $61.1 million for the year ended December 31, 2024. This increase is the result of the impacts of loan growth, portfolio metric changes, and changes in macro-economic metrics in the current period as compared to the prior period.

Table 5

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (in thousands)

	2025	2024
Allowance – January 1	$261,734	$222,996
PCD allowance for credit loss at acquisition	85,299	—
Provision for credit losses	156,500	62,000
Charge-offs:
Commercial	(44,645)	(5,441)
Specialty lending	—	—
Commercial real estate	(11,792)	(250)
Consumer real estate	(2,041)	(432)
Consumer	(3,538)	(1,524)
Credit cards	(25,676)	(20,752)
Leases and other	(27)	(4)
Total charge-offs	(87,719)	(28,403)
Recoveries:
Commercial and industrial	507	1,890
Specialty lending	—	4
Commercial real estate	196	—
Consumer real estate	275	648
Consumer	845	241
Credit cards	3,519	2,355
Leases and other	6	3
Total recoveries	5,348	5,141
Net charge-offs	(82,371)	(23,262)
Allowance for credit losses – end of period	$421,162	$261,734
Allowance for credit losses on loans	$419,478	$259,089
Allowance for credit losses on held-to-maturity securities	1,684	2,645
Loans at end of year, net of unearned interest	38,779,408	25,642,301
Held-to-maturity securities at end of period	5,724,227	5,378,912
Total assets at amortized cost	44,503,635	31,021,213
Average loans, net of unearned interest	36,065,953	24,209,547
Allowance for credit losses on loans to loans at end of period	1.08%	1.01%
Allowance for credit losses – end of period to total assets at amortized cost	0.95%	0.84%
Allowance as a multiple of net charge-offs	5.11x	11.25x
Net charge-offs to average loans	0.23%	0.10%

Noninterest Income

A key objective of the Company is the growth of noninterest income to provide a diverse source of revenue not directly tied to interest rates. Fee-based services are typically non-credit related and are not generally affected by fluctuations in interest rates. Noninterest income increased in 2025 by $161.9 million, or 25.8%, compared to 2024 and increased in 2024 by $86.3 million, or 15.9%, compared to 2023. The increase in 2025 is primarily driven by increased trust and securities processing, increased service charges on deposits, increased bankcard fees, and increased investment securities gains, net. The increase in 2024 is primarily driven by increased trust and securities processing income, other miscellaneous income, investment securities gains, net, and bankcard income. Changes in Noninterest income are presented in Table 6 below.

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

Table 6

SUMMARY OF NONINTEREST INCOME (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2025	2024	2023	25-24	24-23	25-24	24-23
Trust and securities processing	$343,398	$290,571	$257,200	$52,827	$33,371	18.2%	13.0%
Trading and investment banking	25,305	24,226	19,630	1,079	4,596	4.5	23.4
Service charges on deposit accounts	113,206	84,512	84,950	28,694	(438)	34.0	(0.5)
Insurance fees and commissions	910	1,257	1,009	(347)	248	(27.6)	24.6
Brokerage fees	79,592	61,564	54,119	18,028	7,445	29.3	13.8
Bankcard fees	113,924	87,797	74,719	26,127	13,078	29.8	17.5
Investment securities gains (losses), net	30,967	10,720	(3,139)	20,247	13,859	188.9	441.5
Other	82,748	67,470	53,365	15,278	14,105	22.6	26.4
Total noninterest income	$790,050	$628,117	$541,853	$161,933	$86,264	25.8%	15.9%

Noninterest income and the year-over-year changes in noninterest income are summarized in Table 6 above. The dollar change and percent change columns highlight the respective net increase or decrease in the categories of noninterest income in 2025 compared to 2024, and in 2024 compared to 2023.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, and mutual fund assets servicing. This income category increased by $52.8 million, or 18.2% in 2025, compared to 2024, and increased by $33.4 million, or 13.0%, in 2024, compared to 2023. During 2025, wealth management services increased $22.3 million primarily driven by the acquisition of HTLF, fund services income increased $19.5 million, and corporate trust income increased $11.0 million. During 2024, fund services income increased $20.5 million, corporate trust income increased $7.7 million and wealth management services increased $5.1 million. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income increased $1.1 million, or 4.5%, in 2025 compared to 2024 and increased $4.6 million, or 23.4%, in 2024 compared to 2023. The increase in 2025 compared to 2024 and the increase in 2024 compared to 2023 was driven by increased bond trading income.

Service charges on deposits income increased $28.7 million, or 34.0%, in 2025 compared to 2024 and decreased $0.4 million, or 0.5%, in 2024 compared to 2023. This increase was largely driven by the HTLF acquisition and increased service charge income from acquired deposit accounts. The decrease in 2024 was driven by decreased healthcare services income, offset by increased commercial service charge income.

Brokerage fees increased $18.0 million, or 29.3%, in 2025 compared to 2024 and increased $7.4 million, or 13.8%, in 2024 compared to 2023. The increase in both years was driven by increased 12b-1 and money market fees driven by the increase in short-term interest rates.

Bankcard fees increased $26.1 million, or 29.8%, in 2025 compared to 2024, and increased $13.1 million, or 17.5%, in 2024 compared to 2023. The increase in 2025 was driven by higher interchange income, partially offset by higher rebate and reward costs primarily related to purchase volume from the HTLF acquisition. The increase in 2024 was primarily driven by increased interchange income.

Investment securities gains, net increased $20.2 million in 2025 compared to 2024 and increased $13.9 million in 2024 compared to 2023. The increase in 2025 was primarily driven by the net gains from the Company's investment in Voyager Technologies, Inc., which completed its initial public offering in June 2025. The increase in 2024 was primarily driven by a gain on the sale of one of the Company's securities without readily determinable fair value in 2024, coupled with the impairment of one available-for-sale debt security in 2023.

Other noninterest income increased $15.3 million, or 22.6%, in 2025 compared to 2024 and increased $14.1 million, or 26.4%, in 2024 compared to 2023. The increase in 2025 is driven by increases of $5.3 million in bank-owned life insurance income, $4.1 million in derivative income, a $2.5 million legal settlement recorded in the third quarter of 2025, and $2.4 million in increased syndication income. The increase in 2024 was primarily driven by the gain on the sale of UMB Distribution Services, LLC, a legal settlement, and gains on the sale of other assets during 2024, coupled with increased bank-owned life insurance income.

Noninterest Expense

Noninterest expense increased in 2025 by $596.1 million, or 58.1%, compared to 2024 and increased in 2024 by $27.5 million, or 2.8%, compared to 2023. From 2024 to 2025 the increase was driven primarily by increased salaries and employee benefits expense, amortization of other intangible assets, processing fees, legal and consulting expense, and other expense. From 2023 to 2024 the increase was driven primarily by increased salaries and employee benefits expense, legal and consulting expense, and processing fees, partially offset by a decrease in regulatory fees. Table 7 below summarizes the components of noninterest expense and the respective year-over-year changes for each category.

Table 7

SUMMARY OF NONINTEREST EXPENSE (in thousands)

	Year Ended December 31,			Dollar Change		Percent Change
	2025	2024	2023	25-24	24-23	25-24	24-23
Salaries and employee benefits	$883,883	$593,913	$553,421	$289,970	$40,492	48.8%	7.3%
Occupancy, net	73,722	47,539	48,502	26,183	(963)	55.1	(2.0)
Equipment	64,915	63,406	68,718	1,509	(5,312)	2.4	(7.7)
Supplies and services	28,503	14,845	16,829	13,658	(1,984)	92.0	(11.8)
Marketing and business development	45,682	28,439	25,749	17,243	2,690	60.6	10.4
Processing fees	172,846	117,899	103,099	54,947	14,800	46.6	14.4
Legal and consulting	92,304	46,207	29,998	46,097	16,209	99.8	54.0
Bankcard	49,503	44,265	32,969	5,238	11,296	11.8	34.3
Amortization of other intangible assets	93,521	7,705	8,587	85,816	(882)	1,113.8	(10.3)
Regulatory fees	28,751	31,904	77,010	(3,153)	(45,106)	(9.9)	(58.6)
Other	89,170	30,564	34,258	58,606	(3,694)	191.7	(10.8)
Total noninterest expense	$1,622,800	$1,026,686	$999,140	$596,114	$27,546	58.1%	2.8%

Salaries and employee benefits expense increased $290.0 million, or 48.8%, in 2025 compared to 2024 and $40.5 million, or 7.3%, in 2024 compared to 2023. In 2025, bonus and commission expense increased $108.3 million, or 78.9%, salaries and wage expense increased $143.7 million, or 40.7% and employee benefits expense increased $38.0 million, or 36.8%. The 2025 variances in salaries and employee benefits are primarily driven by increased severance, retention bonuses, and change in control payments made to HTLF associates, as well as higher bonus expense due to higher company performance. In 2024, bonus and commission expense increased $22.4 million, or 19.5%, salaries and wage expense increased $14.0 million, or 4.1% and employee benefits expense increased $4.1 million, or 4.1%.

Occupancy expense increased $26.2 million, or 55.1%, in 2025 compared to 2024, and decreased $0.1 million, or 2.0%, from 2023 to 2024. The increase in 2025 was driven by higher volume of activity from the HTLF acquisition.

Processing fees expense increased $54.9 million, or 46.6%, in 2025 compared to 2024, and increased $14.8 million, or 14.4%, in 2024 compared to 2023. The increase in 2025 was primarily due to increased software subscription costs driven by legacy-HTLF software subscriptions. The increase in 2024 was primarily driven by higher software subscription costs due to the transition to cloud computing solutions and ongoing investments in digital channel and integrated platform solutions to support business growth.

Legal and consulting expense increased $46.1 million, or 99.8%, in 2025 compared to 2024 and increased $16.2 million, or 54.0%, in 2024 compared to 2023. The increase in 2025 was primarily due to non-recurring transaction costs associated with the acquisition. The increase in 2024 was driven by expenses incurred related to the announced acquisition of HTLF.

Amortization of other intangible assets expense increased $85.8 million, or 1,113.8%, in 2025 compared to 2024 and decreased $0.1 million, or 10.3%, in 2024 compared to 2023. The increase in 2025 is primarily due to amortization of the core deposit intangible, customer list and purchased credit card relationship intangibles recognized from the HTLF acquisition.

Regulatory fees decreased $3.2 million, or 9.9%, in 2025 compared to 2024 and decreased $45.1 million, or 58.6%, in 2024 compared to 2023. The decrease in 2025 and the decrease in 2024 was driven by the FDIC special assessment of $52.8 million recorded in 2023.

Other noninterest expense increased $58.6 million, or 191.7%, in 2025 compared to 2024 and decreased $3.7 million, or 10.8%, in 2024 compared to 2023. The increase in 2025 was primarily due to fees for termination of legacy HTLF contracts, coupled with higher operational losses, increased contribution expense, and increased expenses related to the HTLF acquisition for property taxes and insurance. The decreases in 2024 was driven by lower charitable contribution expenses and operational losses.

Income Taxes

Income tax expense totaled $172.6 million, $100.0 million, and $71.6 million in 2025, 2024, and 2023 respectively. These amounts equate to effective tax rates of 19.7%, 18.5%, and 17.0% for 2025, 2024 and 2023, respectively. The increase in the effective tax rate from 2024 to 2025 is primarily attributable to a smaller proportion of pre-tax income being earned from tax-exempt municipal securities, lower federal tax credits, net of related amortization, and higher state and local taxes. The increase was partially offset by more favorable discrete tax items in 2025, including a benefit from remeasuring deferred tax assets after the HTLF acquisition increased the state marginal tax rate. The increase in the effective tax rate from 2023 to 2024 is primarily attributable to a smaller proportion of pre-tax income being earned from tax-exempt municipal securities and higher non-deductible acquisition costs in 2024. These increases were partially offset by an increase in federal tax credits, net of related amortization.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses, including restoring 100% bonus depreciation, removing the requirement to capitalize and amortize domestic research and development expenditures, and a 25% exclusion of interest income on loans secured by rural or agricultural real property. The legislation has multiple effective dates, with certain provisions effective in 2025 and others being phased in through 2027. The effective provisions of the OBBBA were reflected in the Company's financial results for the year ended December 31, 2025, and did not have a material impact on its Consolidated Financial Statements.

For further information on income taxes refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

Business Segments

The Company has strategically aligned its operations into the following three reportable segments: Commercial Banking, Institutional Banking, and Personal Banking (collectively, the Business Segments). Senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. The management accounting system assigns balance sheet and income statement items to each Business Segment using methodologies that are refined on an ongoing basis. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2025. Previously reported results have been reclassified in this Form 10-K to conform to the Company’s current organizational structure.

Table 8

COMMERCIAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024	25-24	25-24
Net interest income	$1,291,140	$668,235	$622,905	93.2%
Provision for credit losses	126,554	51,781	74,773	144.4
Noninterest income	179,612	134,500	45,112	33.5
Noninterest expense	725,151	367,135	358,016	97.5
Income before taxes	619,047	383,819	235,228	61.3
Income tax expense	122,087	71,367	50,720	71.1
Net income	$496,960	$312,452	$184,508	59.1%

For the year ended December 31, 2025, Commercial Banking net income increased $184.5 million, or 59.1%, to $497.0 million compared to the same period in 2024. Net interest income increased $622.9 million, or 93.2%, for the year ended December 31, 2025, compared to the same period last year, primarily driven by the acquisition of HTLF, as well as continued organic loan growth and earning asset mix changes. Provision for credit losses increased $74.8 million, or 144.4%, as compared to 2024, driven by the acquisition of HTLF as well as portfolio metric changes, and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $45.1 million, or 33.5%, over the same period in 2024. This increase was primarily due to increases of $19.6 million in deposit service charges, $15.7 million in other income driven by increased derivative income, recoveries of loans previously charged off by HTLF, a legal settlement during 2025, and increased syndication income, and $15.6 million in bankcard fees. These increases were partially offset by a decrease of $11.0 million in investment security gains. Noninterest expense increased $358.0 million, or 97.5%, as compared to the same period in 2024. This increase was driven by an increase of $219.3 million in technology, service, and overhead expenses, and an increase of $105.6 million in salaries and employee benefit expense, both driven by the acquisition. Additionally, there were increases of $10.0 million in marketing and business development, $7.1 million in regulatory fees, and $5.4 million in processing fees.

Table 9

INSTITUTIONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024	25-24	25-24
Net interest income	$258,312	$197,174	$61,138	31.0%
Provision for credit losses	1,844	1,155	689	59.7
Noninterest income	444,502	393,984	50,518	12.8
Noninterest expense	434,063	397,316	36,747	9.2
Income before taxes	266,907	192,687	74,220	38.5
Income tax expense	52,639	35,016	17,623	50.3
Net income	$214,268	$157,671	$56,597	35.9%

For the year ended December 31, 2025, Institutional Banking net income increased $56.6 million, or 35.9%, to $214.3 million compared to the same period last year. Net interest income increased $61.1 million, or 31.0%, compared to the same period last year, due to an increase in funds transfer pricing resulting from higher deposit balances. Provision for credit losses increased $0.7 million as compared to 2024, driven by loan growth, portfolio metric changes, and changes in the macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $50.5 million, or 12.8%, primarily due to increases of $30.4 million in trust and securities processing income driven by higher fund services and corporate trust revenue, an increase of $15.2 million in brokerage income, and $5.1 million in deposit service charges. These increases are partially offset by a decrease of $3.4 million in other income driven by the gain on the sale of UMB Distribution Services, LLC in 2024. Noninterest expense increased $36.7 million, or 9.2% as compared to 2024, primarily driven by increases of $26.5 million in salaries and employee benefits expense, $8.8 million in processing fees, and $2.9 million in bankcard expense.

Table 10

PERSONAL BANKING OPERATING RESULTS (in thousands)

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024	25-24	25-24
Net interest income	$312,753	$135,483	$177,270	130.8%
Provision for credit losses	26,102	8,114	17,988	221.7
Noninterest income	165,936	99,633	66,303	66.5
Noninterest expense	463,586	262,235	201,351	76.8
Loss before taxes	(10,999)	(35,233)	24,234	68.8
Income tax benefit	(2,169)	(6,353)	4,184	65.9
Net loss	$(8,830)	$(28,880)	$20,050	69.4%

For the year ended December 31, 2025, Personal Banking net loss improved $20.1 million, or 69.4%, to a net loss of $8.8 million as compared to the same period last year. Net interest income increased $177.3 million, or 130.8%, compared to the same period last year, driven by the acquisition of HTLF, as well as organic loan growth and earning asset mix changes. Provision for credit losses increased $18.0 million, or 221.7%, for the period, driven by the acquisition of HTLF as well as by portfolio metric changes and changes in macro-economic metrics in 2025 as compared to 2024. Noninterest income increased $66.3 million, or 66.5%, for the same period primarily driven by increases of $29.7 million in investment securities gains, $19.6 million in trust and securities processing income, $7.3 million in bankcard fees, $4.1 million in deposit service charges, and $2.8 million in brokerage income. Noninterest expense increased $201.4 million, or 76.8%, primarily due to increases of $102.3 million in technology, service, and overhead expenses, and $62.5 million in salaries and employee benefits, both driven by the HTLF acquisition. Additionally, there were increases of $10.6 million in other expense driven by increased charitable contributions, $7.2 million in supplies and services, $5.6 million in processing fees, $3.4 million in regulatory fees, $3.4 million in equipment, and $3.3 million in marketing and business development.

Balance Sheet Analysis

Loans and Loans Held For Sale

Loans represent the Company’s largest source of interest income. Loan balances held for investment increased by $13.1 billion, or 51.2%, in 2025. This increase was primarily driven by an increase of $6.2 billion, or 61.6%, in commercial real estate loans, $5.3 billion, or 48.0%, in commercial and industrial loans, and $1.2 billion, or 39.2% in consumer real estate loans. A significant driver in the increases in loans was the acquisition of HTLF and its loan portfolio with an acquired fair value of $9.7 billion at January 31, 2025.

Commercial and industrial loans and commercial real estate loans continue to represent the largest segments of the Company’s loan portfolio, comprising approximately 42.0% and 42.2%, respectively, of total loans and loans held for sale at the end of 2025 and 42.5% and 39.5%, respectively, of total loans and loans held for sale at the end of 2024.

As a percentage of total loans, commercial real estate comprised 42.2% of total loans compared to 39.5% in 2024. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company’s investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 27.5% and 28.5% of total Company loans as of December 31, 2025 and December 31, 2024, respectively. The average investment CRE loan was approximately $3.6 million and $7.2 million, as of December 31, 2025 and December 31, 2024, respectively.

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

Table 11

	Investment CRE loans by industry as a percentage of total Company Loans
	December 31, 2025	December 31, 2024
Industrial	8.1%	8.8%
Multifamily	6.7	7.4
Office building	3.6	3.9
Retail	2.3	1.9
Hotel	2.0	1.9
Other	4.8	4.6
Total Investment CRE	27.5%	28.5%

The following table presents the Company’s investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company’s investment CRE portfolio as of either period presented, while the remainder are included in “All Others.”

Table 12

	Investment CRE loans by State
	December 31, 2025	December 31, 2024
Missouri	12.5%	14.6%
Arizona	12.2	11.6
Texas	12.0	11.4
Colorado	11.7	9.1
California	5.1	3.0
Utah	4.9	8.1
Florida	4.3	5.8
All others	37.3	36.4
Total Investment CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Quantitative and Qualitative Disclosure about Market Risk – Credit Risk Management” in Item 7A of this report.

Investment Securities

The Company’s investment portfolio contains trading, available-for-sale (AFS), and held-to-maturity (HTM) securities as well as FRB stock, Federal Home Loan Bank (FHLB) stock, and other miscellaneous investments. Investment securities totaled $20.1 billion as of December 31, 2025 and $13.7 billion as of December 31, 2024 and comprised 29.9% and 28.5% of the Company’s earning assets, respectively, as of those dates. A significant driver in the increase in the Company's investment portfolio was the acquisition of HTLF and its bond portfolio, which added total securities with an acquired fair value of $3.6 billion at January 31, 2025.

The Company’s AFS securities portfolio comprised 68.1% of the Company’s investment securities portfolio at December 31, 2025, compared to 56.9% at December 31, 2024. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio increased from 56.0 months at December 31, 2024 to 74.8 months at December 31, 2025. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $13.4 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2025 and December 31, 2024, respectively.

The Company’s HTM securities portfolio consists of U.S. Treasury securities, U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The Company’s HTM portfolio, net of the ACL totaled $5.7 billion as of December 31, 2025, an increase of $346.3 million from December 31, 2024. The average life of the HTM portfolio was 8.5 years at December 31, 2025, compared to 9.1 years at December 31, 2024.

The securities portfolio generates the Company’s second largest component of interest income. The AFS, HTM, and Other securities portfolios achieved an average yield on a tax-equivalent basis of 3.68% for 2025, compared to 2.96% in 2024.

At December 31, 2025, securities available for sale had a net unrealized loss of $290.8 million, or 2.1%, of the $14.0 billion amortized cost value, an improvement of $342.6 million compared to a net unrealized loss of $633.3 million the preceding year. This market value change primarily reflects the impact of decreasing market interest rates as of December 31, 2025, compared to December 31, 2024. These amounts are reflected, on an after-tax basis, in the Company’s Accumulated other comprehensive income (loss) (AOCI) in shareholders’ equity, as an unrealized loss of $221.4 million at year-end 2025, compared to an unrealized loss of $478.5 million for 2024. The AFS securities portfolio contains securities that have unrealized losses (see the table of these securities in Note 4, “Securities,” in the Notes to the Consolidated Financial Statements). The unrealized losses in the Company’s investments were caused by changes in interest rates, and not from a decline in credit of the underlying issuers. The U.S. Treasury, U.S. Agency, and Government Sponsored Entity (GSE) mortgage-backed securities are all considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The changes in fair value in the agency-backed portfolios are solely driven by change in interest rates caused by changing economic conditions. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates. As of December 31, 2025, the Company does not believe the decline in value in these portfolios is related to credit impairments and instead is due to increasing market interest rates. For the State and political subdivision portfolio, the majority of the Company’s holdings are in general obligation bonds, which have a very low historical default rate due to issuers generally having unlimited taxing authority to service the debt. For the State and political, Corporates, and Collateralized loan obligations portfolios, the Company has a robust process for monitoring credit risk, including both pre-purchase and ongoing post-purchase credit reviews and analysis. The Company monitors credit ratings of all bond issuers in these segments and reviews available financial data, including market and sector trends. The Company does not have the intent to sell these securities and does not believe it is more likely than not that the Company will be required to sell these securities before a recovery of amortized cost. As of December 31, 2025, there is no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities held to maturity had a net unrealized loss of $473.8 million or 8.3% of the $5.7 billion amortized cost value as of December 31, 2025, compared to a net unrealized loss of $630.0 million at December 31, 2024. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $139.2 million as of December 31, 2025 and $171.3 million as of December 31, 2024, and was included in the amortized cost balance of HTM securities. See further information in Note 4, "Securities" in the Notes to Consolidated Financial Statements.

Included in Tables 13 and 14 are analyses of the fair value and average yield (tax-equivalent basis) of securities available for sale and securities held to maturity.

Table 13

SECURITIES AVAILABLE FOR SALE (in thousands)

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2025	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$348,917	4.25%	$30,667	4.39%
Due after 1 year through 5 years	1,971,898	4.02	31,703	4.35
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$2,320,815	4.05%	$62,370	4.38%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2025	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$40,452	3.32%	$115,434	3.60%
Due after 1 year through 5 years	3,549,279	3.77	520,478	3.25
Due after 5 years through 10 years	4,150,156	3.60	446,628	3.95
Due after 10 years	427,986	4.85	1,364,048	4.85
Total	$8,167,873	3.74%	$2,446,588	4.32%

	Corporates		Collateralized Loan Obligations
December 31, 2025	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$114,138	1.96%	$—	—%
Due after 1 year through 5 years	9,538	6.94	18,203	5.42
Due after 5 years through 10 years	53,439	3.34	59,716	5.24
Due after 10 years	—	—	456,461	5.14
Total	$177,115	2.65%	$534,380	5.16%

	U.S. Treasury Securities		U.S. Agency Securities
December 31, 2024	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$164,461	2.94%	$75,781	3.10%
Due after 1 year through 5 years	1,161,612	4.22	53,266	4.38
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total	$1,326,073	4.06%	$129,047	3.63%

	Mortgage-backed Securities		State and Political Subdivisions
December 31, 2024	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$12,036	2.34%	$97,265	2.91%
Due after 1 year through 5 years	1,806,392	3.27	446,680	2.97
Due after 5 years through 10 years	2,554,980	2.31	297,816	3.04
Due after 10 years	47,522	4.26	376,808	3.29
Total	$4,420,930	2.70%	$1,218,569	3.08%

	Corporates		Collateralized Loan Obligations
December 31, 2024	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Due in one year or less	$97,907	2.28%	$—	—%
Due after 1 year through 5 years	124,565	1.88	63,635	6.10
Due after 5 years through 10 years	94,698	3.35	132,289	5.98
Due after 10 years	—	—	166,621	6.14
Total	$317,170	2.45%	$362,545	6.08%

Table 14

SECURITIES HELD TO MATURITY (in thousands)

	U.S. Treasury Securities		Mortgage-backed Securities
December 31, 2025	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$—	—%	$341	0.34%
Due after 1 year through 5 years	38,243	3.59	293,057	2.32
Due after 5 years through 10 years	—	—	1,779,723	1.89
Due over 10 years	—	—	135,841	1.97
Total	$38,243	3.59%	$2,208,962	1.95%

	State and Political Subdivisions
December 31, 2025	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$132,448	4.84%
Due after 1 year through 5 years	379,179	2.88
Due after 5 years through 10 years	833,694	3.01
Due over 10 years	1,657,939	3.49
Total	$3,003,260	3.34%

	U.S. Agency Securities		Mortgage-backed Securities
December 31, 2024	Fair Value	Weighted Average Yield/Average Maturity	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$115,750	3.08%	$116	0.07%
Due after 1 year through 5 years	—	—	270,326	2.32
Due after 5 years through 10 years	—	—	1,671,839	1.65
Due over 10 years	—	—	162,371	1.85
Total	$115,750	3.08%	$2,104,652	1.74%

	State and Political Subdivisions
December 31, 2024	Fair Value	Weighted Average Yield/Average Maturity
Due in one year or less	$90,690	4.81%
Due after 1 year through 5 years	255,828	3.56
Due after 5 years through 10 years	729,501	2.86
Due over 10 years	1,452,517	3.40
Total	$2,528,536	3.31%

The table below provides detailed information for Other securities at December 31, 2025 and 2024:

Table 15

OTHER SECURITIES (in thousands)

	December 31,
	2025	2024
FRB and FHLB stock	$137,498	$42,672
Equity securities with readily determinable fair values	14,690	11,596
Equity securities without readily determinable fair values	524,112	416,750
Total	$676,300	$471,018

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

Other Earning Assets

Federal funds transactions essentially are overnight loans between financial institutions, which allow for either the daily investment of excess funds or the daily borrowing of another institution’s funds in order to meet short-term liquidity needs. The net borrowed position was $32.1 million at December 31, 2025 compared to $70.4 million at December 31, 2024.

The Bank buys and sells federal funds as agent for non-affiliated banks. Because the transactions are pursuant to agency arrangements, these transactions do not appear on the balance sheet and averaged $215.3 million in 2025 and $161.7 million in 2024.

At December 31, 2025, the Company held securities purchased under agreements to resell of $1.5 billion compared to $545.0 million at December 31, 2024. The Company uses these instruments as short-term secured investments, in lieu of selling federal funds, or to acquire securities required for collateral purposes. Balances will fluctuate based on the Company’s liquidity and investment decisions as well as the Company’s correspondent bank borrowing levels. These investments averaged $776.8 million in 2025 and $303.0 million in 2024.

The Company also maintains an active securities trading inventory. The average holdings in the securities trading inventory in 2025 were $17.2 million, compared to $22.3 million in 2024, and were recorded at fair market value. As discussed in “Quantitative and Qualitative Disclosures About Market Risk – Trading Account” in Part II, Item 7A, the Company offsets the trading account securities by the sale of exchange-traded financial futures contracts, with both the trading account and futures contracts marked to market daily.

Interest-bearing due from banks totaled $6.9 billion as of December 31, 2025 compared to $8.0 billion as of December 31, 2024 and includes amounts due from the FRB and interest-bearing accounts held at other financial institutions. The amount due from the FRB averaged $6.0 billion and $3.4 billion during the years ended December 31, 2025 and 2024, respectively. The increase in the FRB balance at December 31, 2025 compared to the prior year is primarily related to the acquisition of HTLF. The interest-bearing accounts held at other financial institutions totaled $121.1 million and $110.8 million at December 31, 2025 and 2024, respectively.

Deposits and Borrowed Funds

Deposits represent the Company’s primary funding source for its asset base. In addition to the core deposits garnered by the Company’s retail branch structure, the Company continues to focus on its cash management services, as well as its asset management and mutual fund servicing businesses in order to attract and retain additional core deposits. Management believes a strong core deposit composition is one of the Company's key strengths given its competitive product mix. Deposits totaled $60.7 billion at December 31, 2025 and $43.1 billion at December 31, 2024, an increase of $17.5 billion, or 40.6%. There were $590.4 million and $1.0 billion of brokered deposits as of December 31, 2025 and December 31, 2024, respectively. Deposits averaged $55.1 billion in 2025, and $35.3 billion in 2024. A significant driver in the increases in the Company's deposits was the acquisition of HTLF, which added total deposits with an acquired fair value of $14.3 billion at January 31, 2025.

Noninterest-bearing demand deposits averaged $14.1 billion in 2025 and $10.1 billion in 2024. These deposits represented 25.6% of average deposits in 2025, compared to 28.5% in 2024. The Company’s large commercial customer base provides a significant source of noninterest-bearing deposits. Many of these commercial accounts do not earn interest; however, they receive an earnings credit to offset the cost of other services provided by the Company.

Table 16

MATURITIES OF UNINSURED TIME DEPOSITS (in thousands)

	December 31,
	2025	2024
Maturing within 3 months	$852,002	$750,150
After 3 months but within 6 months	147,599	72,123
After 6 months but within 12 months	178,087	34,937
After 12 months	24,607	7,075
Total	$1,202,295	$864,285

As of December 31, 2025, there were an estimated $39.7 billion of uninsured deposits, as compared to $31.0 billion as of December 31, 2024. Estimated uninsured deposits comprised approximately 65.4% and 72.0% of total deposits as of December 31, 2025 and December 31, 2024, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at the Bank. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $2.9 billion and collateralized deposits of $7.6 billion, the adjusted estimated uninsured deposits were $29.2 billion as of December 31, 2025. Excluding affiliate deposits of $2.4 billion and collateralized deposits of $6.0 billion, the adjusted estimated uninsured deposits were $22.7 billion as of December 31, 2024. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 48.1% and 52.6% as of December 31, 2025, and December 31, 2024, respectively.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. As of December 31, 2025 and December 31, 2024, the Company had $3.5 billion and $1.3 billion of deposits in the program, respectively.

Table 17

ANALYSIS OF AVERAGE DEPOSITS (in thousands)

	December 31,
	2025	2024
Amount:
Noninterest-bearing demand	$14,105,537	$10,077,251
Interest-bearing demand and savings	37,721,002	22,949,608
Time deposits under $250,000	1,034,746	1,113,096
Total core deposits	52,861,285	34,139,955
Time deposits of $250,000 or more	2,226,060	1,161,497
Total deposits	$55,087,345	$35,301,452

As a % of total deposits:
Noninterest-bearing demand	25.6%	28.5%
Interest-bearing demand and savings	68.5	65.0
Time deposits under $250,000	1.9	3.2
Total core deposits	96.0	96.7
Time deposits of $250,000 or more	4.0	3.3
Total deposits	100.0%	100.0%

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

Total shareholders’ equity increased $4.2 billion, or 121.9% to $7.7 billion at December 31, 2025 as compared to December 31, 2024, driven by the acquisition of HTLF. Total common shareholders' equity was $7.4 billion as of December 31, 2025. Total accumulated other comprehensive loss was $261.5 million at December 31, 2025, which is an improvement of $311.5 million as compared to December 31, 2024. During the second quarter of 2025, the Company issued 12.0 million depositary shares, each representing a 1/400th interest in a share of the Company's 7.75% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B. During the third quarter of 2025, the Company completed the redemption of all of its outstanding 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A at the redemption price of $10,000 per share.

The Board authorized, at its April 29, 2025 and April 30, 2024 meetings, the repurchase of up to one million shares of the Company's common stock during the twelve months following the meeting (a Repurchase Authorization). On July 25, 2023, the Board authorized the repurchase of up to one million shares of the Company's stock, which terminated on April 30, 2024. During 2025 and 2024, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

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

Additionally, on April 29, 2024, the Company also announced that in connection with the execution of the Merger Agreement, it entered into a forward sale agreement with BofA Securities, Inc. or its affiliate to issue 2.8 million shares of its common stock. The underwriters were granted an option to purchase up to an additional 420 thousand shares of the Company's common stock exercisable within 30 days of April 28, 2024. The underwriters exercised this option in full on April 30, 2024, upon which the Company entered into an additional forward sale agreement relating to the 420 thousand shares of the Company's common stock. The forward sale agreements are classified as an equity instrument under ASC 815-40, Contracts in Entity’s Own Equity. The Company received net proceeds of $235.1 million from the sale of shares of common stock and settlement of the forward sale agreements.

At the Company's quarterly board meeting, the Board declared a $0.43 per common share quarterly cash dividend payable on April 1, 2026, to common shareholders of record at the close of business on March 10, 2026. Additionally, the Board declared a dividend of $193.75 per share of the Company's Series B Preferred Stock, which results in a dividend of $0.484375 per depositary share. The Series B Preferred Stock dividend is payable on April 15, 2026 to stockholders of record of the Series B Preferred Stock as of the close of business on March 31, 2026.

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

The risk-based capital guidelines indicate the specific risk weightings by type of asset. Certain off-balance sheet items (such as standby letters of credit and binding loan commitments) are multiplied by credit conversion factors to translate them into balance sheet equivalents before assigning them specific risk weightings. The Company is also required to maintain a leverage ratio equal to or greater than 4%. The leverage ratio is tier 1 core capital to total average assets less goodwill and intangibles. The Company's capital position as of December 31, 2025 is summarized in the table below and exceeded regulatory requirements.

Table 18

RISK-BASED CAPITAL (in thousands)

This table computes risk-based capital in accordance with current regulatory guidelines. These guidelines as of December 31, 2025, excluded net unrealized gains or losses on securities available for sale and net unrealized losses on securities held to maturity transferred from the available-for-sale category from the computation of regulatory capital and the related risk-based capital ratios.

	Risk-Weighted Category
	0%	20%	50%	100%	150%	250%	Total
Risk-Weighted Assets
Loans held for sale	$—	$—	$2,030	$—	$—	$—	$2,030
Loans and leases	404,647	139,694	3,428,357	34,577,863	228,847	—	38,779,408
Securities available for sale	5,974,297	7,178,648	665,406	181,549	—	—	13,999,900
Securities held to maturity	613,564	3,831,494	1,418,400	—	—	—	5,863,458
Trading securities	2,636	13,490	3,697	2,508	—	—	22,331
Cash and due from banks	7,054,613	838,469	—	—	—	—	7,893,082
All other assets	150,007	196,173	52,712	2,556,099	—	273,926	3,228,917
Category totals	$14,199,764	$12,197,968	$5,570,602	$37,318,019	$228,847	$273,926	$69,789,126

Risk-weighted totals	$—	$2,439,594	$2,785,301	$37,318,019	$343,271	$684,815	$43,571,000
Off-balance-sheet items (4)	—	70,905	59,689	6,091,031	1,056	—	6,222,681
Total risk-weighted assets	$—	$2,510,499	$2,844,990	$43,409,050	$344,327	$684,815	$49,793,681

Total
Regulatory Capital
Shareholders’ equity	$7,693,568
Less adjustments (1)	(2,234,225)
Common equity Tier 1/Tier 1 capital	5,459,343
Additional Tier 1 capital (2)	294,066
Tier 1 capital	5,753,409
Tier 2 capital (3)	901,112
Total capital	$6,654,521

Company
Capital ratios
Common Equity Tier 1 capital to risk-weighted assets	10.96%
Tier 1 capital to risk-weighted assets	11.55%
Total capital to risk-weighted assets	13.36%
Leverage ratio (Tier 1 capital to total average assets less adjustments (1))	8.54%

(1)
Adjustments include a portion of goodwill and intangibles as well as unrealized gains/losses on available-for-sale securities, cash flow hedges, and the impact of the Company’s election to use the five-year CECL transition.
(2)
Includes the Company’s preferred stock.
(3)
Includes the Company’s ACL (inclusive of the reserve for off-balance sheet arrangements), subordinated long-term debt, and trust preferred subordinated notes.
(4)
After credit conversion factor and risk weighting is applied.

For further discussion of regulatory capital requirements, see Note 10, “Regulatory Requirements” within the Notes to Consolidated Financial Statements under Item 8.

Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company, under an agreement to repurchase the same issues at an agreed-upon price and date. Securities sold under agreements to repurchase and federal funds purchased totaled $3.3 billion at December 31, 2025, and $2.6 billion at December 31, 2024. Repurchase agreements and federal funds purchased averaged $2.8 billion in 2025 and $2.3 billion in 2024. The Company enters into these transactions with its downstream correspondent banks, commercial customers, and various trust, mutual fund, and local government relationships.

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of December 31, 2025, and December 31, 2024, the Company owned $10.3 million and $10.2 million of FHLB stock, respectively.

The Company had no outstanding advances at the FHLB of Des Moines as of December 31, 2025 or December 31, 2024. As of December 31, 2025, the Company had four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $261.0 million and have various maturity dates through March 10, 2026. The Company's remaining borrowing capacity with the FHLB was $2.2 billion as of December 31, 2025. During 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. The letter of credit outstanding as of December 31, 2024 expired in January 2025 and was subsequently renewed with an expiration date in March 2025.

In addition to the borrowing capacity with the FHLB as described above, the Company had additional liquidity of $35.1 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of December 31, 2025.

Long-term debt totaled $474.2 million at December 31, 2025, compared to $385.3 million at December 31, 2024. The increase in long-term debt in 2025 was driven by the acquisition of HTLF, which added total long-term debt with an acquired fair value of $278.0 million at January 31, 2025, partially offset by the repayment of the Company's 2020 subordinated notes during the third quarter of 2025.

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

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities. These long-term debt obligations had an aggregate contractual balance of $262.9 million and had a carrying value of $220.0 million at December 31, 2025. As of December 31, 2024, the debt obligations related to the four unconsolidated trusts acquired from Marquette had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million. Interest rates on trust preferred securities are tied to the three-month term SOFR with spreads ranging from 133 basis points to 365 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from September 2032 to September 2037. For further information on long-term debt refer to Note 9, “Borrowed Funds,” in the Notes to the Consolidated Financial Statements.

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

Table 19

COMMITMENTS, MATERIAL CASH REQUIREMENTS AND OFF-BALANCE SHEET ARRANGEMENTS (in thousands)

The table below details the commitments, material cash requirements, and off-balance sheet arrangements for the Company as of December 31, 2025 and includes principal payments only. The Company has no capital leases or long-term purchase obligations.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Material Cash Requirements
Federal funds purchased and repurchase agreements	$3,324,938	$3,324,938	$—	$—	$—
Long-term debt obligations	522,896	—	—	—	522,896
Operating lease obligations	80,812	18,125	31,895	20,046	10,746
Time deposits	3,760,862	3,614,744	130,244	13,714	2,160
Total	$7,689,508	$6,957,807	$162,139	$33,760	$535,802

	Maturities due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments, Contingencies and Guarantees
Commitments to extend credit for loans (excluding credit card loans)	$17,819,711	$7,844,323	$6,132,122	$2,678,552	$1,164,714
Commitments to extend credit under credit card loans	5,994,640	5,994,640	—	—	—
Commercial letters of credit	217	217	—	—	—
Standby letters of credit	468,384	353,795	99,002	14,809	778
Forward contracts	119,978	119,978	—	—	—
Spot foreign exchange contracts	34,233	34,233	—	—	—
Commitments to extend credit for securities purchased under agreements to resell	191,000	191,000	—	—	—
Total	$24,628,163	$14,538,186	$6,231,124	$2,693,361	$1,165,492

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

Management believes that the Company’s critical accounting policies and estimates are those relating to the allowance for credit losses and certain purchase accounting fair value estimates including the fair value of loans acquired in, and the core deposit intangibles associated with, the acquisition of HTLF.

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

Purchase Accounting Fair Value Estimates

Assets acquired and liabilities assumed in a business combination are recorded at their fair values as of the date of acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, expected future cash flows, market conditions at the time of acquisition, and other future events that are highly subjective in nature and may require adjustments. The fair values for these items are further discussed in Note 1, “Summary of Significant Accounting Policies” and Note 20, “Acquisition,” in the Notes to the Consolidated Financial Statements. Fair values of loans acquired in and core deposit intangibles associated with the acquisition of HTLF are considered critical accounting estimates and are further discussed below.

Loans

The fair value for acquired loans was based on a discounted cash flow method that considered the loans’ underlying characteristics including account type, remaining terms of loans, annual interest rates or coupon, fixed or variable interest rate, past delinquencies, risk rating, timing of principal and interest payments, current market rates, loan to value ratios, loss exposure, more specifically the probability of default and loss given default, and remaining balance. Loans were aggregated according to similar characteristics when applying the valuation method.

Core Deposit Intangibles

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

Table 20 shows the net interest income percentage increase or decrease over the next twelve- and twenty-four-month periods as of December 31, 2025 and 2024 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 20

MARKET RISK

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
200	(2.0)%	(3.9)%	3.8%	1.3%
100	(1.1)	(2.3)	1.3	(0.2)
Static	—	—	—	—
(100)	1.8	3.0	(0.9)	0.7
(200)	3.5	6.1	(2.3)	1.6
(300)	5.6	9.1	(2.8)	1.5

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
(basis points)	Percentage change	Percentage change	Percentage change	Percentage change
200	0.2%	(2.7)%	5.0%	3.0%
100	(0.9)	(2.3)	1.7	0.6
Static	—	—	—	—
(100)	1.2	3.4	(1.9)	(0.4)
(200)	2.0	6.8	(4.7)	(0.7)
(300)	3.6	9.1	(6.9)	(2.3)

The Company is positioned relatively neutral to changes in interest rates in the next year. Net interest income is predicted to increase in the 200-basis-point upward shock scenario. Net interest income is predicted to decrease in the 100-basis-point upward shock scenario and all upward rate ramp scenarios. In down rate scenarios net interest income is predicted to increase in all scenarios. In year two, net interest income is predicted to increase in all rising rate scenarios and decrease in all falling rate scenarios. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

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

Table 21

INTEREST RATE SENSITIVITY ANALYSIS (in millions)

	1-90	91-180	181-365		1-5	Over 5
	Days	Days	Days	Total	Years	Years	Total
December 31, 2025 Earning assets
Loans	$26,031.2	$1,032.1	$1,528.2	$28,591.5	$8,166.9	$2,023.0	$38,781.4
Securities	1,459.5	628.7	1,058.9	3,147.1	7,832.0	9,130.6	20,109.7
Federal funds sold and resell agreements	1,548.1	—	—	1,548.1	—	—	1,548.1
Other	6,962.9	—	—	6,962.9	—	—	6,962.9
Total earning assets	$36,001.7	$1,660.8	$2,587.1	$40,249.6	$15,998.9	$11,153.6	$67,402.1
% of total earning assets	53.4%	2.5%	3.8%	59.7%	23.7%	16.6%	100.0%
Funding sources
Interest-bearing demand and savings	$39,752.6	$—	$—	$39,752.6	$—	$—	$39,752.6
Time deposits	2,106.9	749.0	758.8	3,614.7	144.0	2.2	3,760.9
Federal funds purchased and repurchase agreements	3,324.9	—	—	3,324.9	—	—	3,324.9
Long term debt	220.0	—	144.9	364.9	109.3	—	474.2
Noninterest-bearing sources	17,143.4	—	—	17,143.4	—	2,946.1	20,089.5
Total funding sources	$62,547.8	$749.0	$903.7	$64,200.5	$253.3	$2,948.3	$67,402.1
% of total earning assets	92.8%	1.1%	1.3%	95.2%	0.4%	4.4%	100.0%
Interest sensitivity gap	$(26,546.1)	$911.8	$1,683.4	$(23,950.9)	$15,745.6	$8,205.3
Cumulative gap	(26,546.1)	(25,634.3)	(23,950.9)	(23,950.9)	(8,205.3)	—
As a % of total earning assets	(39.4)%	(38.0)%	(35.5)%	(35.5)%	(12.2)%	—%
Ratio of earning assets to funding sources	0.58	2.22	2.86	0.63	63.16	3.78
Cumulative ratio of earning assets to funding sources
2025	0.58	0.60	0.63	0.63	0.87	1.00
2024	0.58	0.60	0.62	0.62	0.87	1.00

Table 22

Maturities and Sensitivities to Changes in Interest Rates

This table details loan maturities by variable and fixed rates as of December 31, 2025 (in thousands):

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Variable Rate
Commercial and industrial	$12,796,916	$125,919	$8,951	$—	$12,931,786
Specialty lending	518,237	—	—	—	518,237
Commercial real estate	9,982,792	504,883	11,094	—	10,498,769
Consumer real estate	1,057,762	733,182	243,066	—	2,034,010
Consumer	174,272	114	—	—	174,386
Credit cards	700,525	208	—	—	700,733
Leases and other	213,745	1,036	—	—	214,781
Total variable rate loans	25,444,249	1,365,342	263,111	—	27,072,702

Fixed Rate
Commercial and industrial	868,424	2,309,459	160,809	42	3,338,734
Specialty lending	—	—	—	—	—
Commercial real estate	1,647,823	3,473,889	749,788	5,970	5,877,470
Consumer real estate	592,037	970,589	682,562	159,300	2,404,488
Consumer	31,742	32,181	502	—	64,425
Credit cards	—	—	—	—	—
Leases and other	7,271	15,476	871	1	23,619
Total fixed rate loans	3,147,297	6,801,594	1,594,532	165,313	11,708,736
Total loans and loans held for sale	$28,591,546	$8,166,936	$1,857,643	$165,313	$38,781,438

Trading Account

The Company carries securities in a trading account that is maintained in accordance with Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account and requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $22.3 million as of December 31, 2025, compared to $28.5 million as of December 31, 2024. Securities sold not yet purchased (i.e., short positions) totaled $4.1 million at December 31, 2025 and $7.1 million at December 31, 2024 and are classified within the Other liabilities line of the Company's Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $125.4 million to $144.7 million at December 31, 2025, compared to December 31, 2024. The increase is attributable to additional non-performing loans related to the acquisition of HTLF. There was an immaterial amount of interest recognized on nonperforming loans during 2025, 2024, and 2023.

The Company had $4.8 million and $1.6 million of other real estate owned as of December 31, 2025 and December 31, 2024, respectively. Other repossessed assets totaled $26.8 million as of December 31, 2024. Loans past due more than 90 days and still accruing interest totaled $18.4 million as of December 31, 2025, compared to $7.6 million as of December 31, 2024.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when actually received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $169 thousand of restructured loans at December 31, 2025 and $196 thousand at December 31, 2024.

Table 23

LOAN QUALITY (in thousands)

	December 31,
	2025	2024
Nonaccrual loans	$144,640	$19,241
Restructured loans on nonaccrual	26	41
Total non-performing loans	144,666	19,282
Other real estate owned	4,800	1,612
Other repossessed assets	—	26,779
Total non-performing assets	$149,466	$47,673

Loans past due 90 days or more	$18,403	$7,602
Restructured loans accruing	143	155
Allowance for credit losses on loans	419,478	259,089
Ratios
Non-performing loans as a % of loans	0.37%	0.08%
Non-performing assets as a % of loans plus other real estate owned and other repossessed assets	0.39	0.19
Non-performing assets as a % of total assets	0.20	0.09
Loans past due 90 days or more as a % of loans	0.05	0.03
Allowance for credit losses on loans as a % of loans	1.08	1.01
Allowance for credit losses on loans as a multiple of non-performing loans	2.90x	13.44x

Table 24

SUMMARY OF NET CHARGE-OFFS (in thousands)

	2025			2024
	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding	Net Charge-Offs (Recoveries)	Average Loans Outstanding	Net Charge-Offs (Recoveries) to Average Loans Outstanding
At December 31:
Commercial and industrial	$44,138	$14,437,140	0.31%	$3,551	$10,169,805	0.03%
Specialty lending	—	549,409	—	(4)	497,301	(0.00)
Commercial real estate	11,596	15,789,274	0.07	250	9,517,745	0.00
Consumer real estate	1,766	4,188,867	0.04	(216)	3,036,136	(0.01)
Consumer real estate	2,693	254,889	1.06	1,283	166,278	0.77
Credit cards	22,157	744,939	2.97	18,397	587,958	3.13
Leases and other	21	101,435	0.02	1	234,324	0.00
Total	$82,371	$36,065,953	0.23%	$23,262	$24,209,547	0.10%

Net charge-offs for the year ended December 31, 2025 were $82.4 million, compared to $23.3 million for the year ended December 31, 2024.

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $13.7 billion of high-quality securities available for sale. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital on favorable terms in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed due to the pledging restriction. At December 31, 2025, $13.4 billion, or 68.8%, of securities were pledged or used as collateral, compared to $10.5 billion, or 80.1%, at December 31, 2024.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at December 31, 2025 was $24.3 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

The Company is a member bank with the FHLB of Des Moines, and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of December 31, 2025, and December 31, 2024, the Company owned $10.3 million and $10.2 million of FHLB stock, respectively.

The Company had no outstanding advances at the FHLB of Des Moines as of December 31, 2025 or December 31, 2024. As of December 31, 2025, the Company had four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $261.0 million and have various maturity dates through March 10, 2026. The Company's remaining borrowing capacity with the FHLB was $2.2 billion as of December 31, 2025. During 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. The letter of credit outstanding as of December 31, 2024 expired in January 2025 and was subsequently renewed with an expiration date in March 2025.

In addition to the borrowing capacity with the FHLB as described above, the Company had additional liquidity of $35.1 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

UMB Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UMB Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses on certain loans evaluated on a collective basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses on loans was $419.5 million as of December 31, 2025, a substantial portion of which related to the allowance for credit losses for loans evaluated on a collective basis for the commercial and industrial and commercial real estate segments (the collective ACL). The collective ACL includes the measure of expected credit losses on a pool basis for loans where similar risk characteristics exist and is determined using relevant available information from internal and external sources related to historical credit loss experience, current conditions, and reasonable and supportable economic forecasts. The Company uses probability of default (PD) and loss given default (LGD) models for the commercial and industrial and commercial real estate segments. For the commercial and industrial segment, the collective ACL is calculated by modeling PD over future periods multiplied by historical LGD multiplied by contractual exposure at default minus any estimated prepayments and charge offs. For the commercial real estate segment, the collective ACL is calculated by modeling PD over future periods based on peer bank data. The PD loss rate is then multiplied by historical LGD multiplied by contractual exposure at default minus any estimated prepayments and charge offs. Primary risk drivers are segment specific and include macro-economic variables and risk ratings of the individual loans within the commercial and industrial and commercial real estate loan segments. After the reasonable and supportable forecast periods, the Company reverts to historical loss experience for each portfolio using a cliff or straight-line reversion method. A portion of the collective ACL is comprised of qualitative factors which represent adjustments to historical loss experience.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL, including controls related to the:

•
design of the collective ACL methodology
•
continued use of the PD and LGD and historical loss rate models
•
determination and measurement of the significant assumptions used in the PD and LGD and historical loss rate models
•
continued use of the qualitative factors
•
performance monitoring of the PD and LGD and historical loss rate models
•
analysis of the overall ACL results, trends, and ratios
•
risk ratings assigned to loans.

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

Fair value measurement of acquired loans and the core deposit intangible in the acquisition of Heartland Financial USA, Inc. (HTLF)

As discussed in Note 20 to the consolidated financial statements, on January 31, 2025, the Company completed its acquisition of Heartland Financial USA, Inc. The transaction was accounted for as a business combination and the assets acquired and liabilities assumed are required to be measured at fair value at the date of acquisition under the purchase method of accounting. The Company acquired loans with a fair value of $9.8 billion and established a core deposit intangible (CDI) asset with a fair value of $474.1 million. The fair value of the acquired loans is based on a discounted cash flow method that considered the loans’ underlying characteristics including account type, remaining terms of loan, annual interest rates or coupon, fixed or variable interest rates, past delinquencies, risk ratings, timing of principal and interest payments, current market rates, loan to value ratios, loss exposure, more specifically the probability of default and loss given default, and remaining balance. The fair value of the CDI asset is estimated using a net cost savings method, a variation of the income approach. This approach considers expected client attrition rates, average life and balance inflation, alternative cost of funds, the interest cost and net maintenance cost associated with the client deposit base, and a discount rate used to discount the future economic benefits of the core deposit intangible asset to present value.

We identified the evaluation of the fair value measurement of the acquired loans and CDI asset as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to significant measurement uncertainty. Specifically, the assessment of the fair value measurements involved an evaluation of the valuation methods and certain assumptions, including the risk ratings, probability of default rates, and loss given default rates for the acquired loans; and the expected client attrition rates for the CDI asset. Changes in the assumptions could have a significant impact on the estimated fair values.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the fair value measurement of the acquired loans and the CDI asset, including controls related to the:

•
development of the valuation methods
•
determination of the risk ratings, probability of default rates, and loss given default rates for the acquired loans
•
determination of the expected client attrition rates for the CDI asset.

We evaluated the Company’s process to develop the fair values of the acquired loans and the CDI asset by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We involved valuation and credit risk professionals with specialized skills and knowledge, who assisted in evaluating the valuation methods used by the Company to estimate the fair values of acquired loans and CDI asset for compliance with U.S. generally accepted accounting principles:

Specific to the acquired loans:

•
developing independent ranges of fair value for acquired loans, including the development of independent assumptions for probability of default rates and loss given default rates
•
assessing the Company’s estimate of fair value for acquired loans by comparing them to the independently developed ranges
•
testing individual risk ratings for a selection of acquired loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral.

Specific to the CDI asset:

•
evaluating the expected client attrition rates by comparing historical experience and the specific facts and circumstances of the acquisition to market information from third-party sources.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Kansas City, Missouri
February 26, 2026

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Loans	$38,779,408	$25,642,301
Allowance for credit losses on loans	(419,478)	(259,089)
Net loans	38,359,930	25,383,212
Loans held for sale	2,030	2,756
Securities:
Available for sale (amortized cost of $13,999,900 and $8,407,676, respectively)	13,709,141	7,774,334
Held to maturity, net of allowance for credit losses of $1,684 and $2,645, respectively (fair value of $5,250,465 and $4,748,938, respectively)	5,722,543	5,376,267
Trading securities	22,331	28,533
Other securities	676,300	471,018
Total securities	20,130,315	13,650,152
Federal funds sold and securities purchased under agreements to resell	1,548,093	545,000
Interest-bearing due from banks	6,940,535	7,986,270
Cash and due from banks	952,547	573,175
Premises and equipment, net	398,271	221,773
Accrued income	349,639	246,095
Goodwill	1,839,825	207,385
Other intangibles, net	486,869	63,647
Other assets	2,086,036	1,530,199
Total assets	$73,094,090	$50,409,664
LIABILITIES
Deposits:
Noninterest-bearing demand	$17,143,341	$13,617,167
Interest-bearing demand and savings	39,752,587	27,397,195
Time deposits under $250,000	1,934,617	969,132
Time deposits of $250,000 or more	1,826,245	1,158,535
Total deposits	60,656,790	43,142,029
Federal funds purchased and repurchase agreements	3,324,938	2,609,715
Long-term debt	474,229	385,292
Accrued expenses and taxes	435,351	368,457
Other liabilities	509,214	437,630
Total liabilities	65,400,522	46,943,123
SHAREHOLDERS’ EQUITY
Series B Fixed-Rate Reset Non-Cumulative Perpetual Preferred stock, $0.01 par value; 30,000 authorized, issued and outstanding	294,066	—
Common stock, $1.00 par value; 160,000,000 and 80,000,000 shares authorized; 78,665,809 and 55,056,730 shares issued, 75,960,675 and 48,814,177 shares outstanding, at December 31, 2025 and December 2024, respectively	78,666	55,057
Capital surplus	4,011,047	1,145,638
Retained earnings	3,736,413	3,174,948
Accumulated other comprehensive loss, net	(261,520)	(573,050)
Treasury stock, 2,705,134 and 6,242,553 shares, at cost, respectively	(165,104)	(336,052)
Total shareholders' equity	7,693,568	3,466,541
Total liabilities and shareholders' equity	$73,094,090	$50,409,664

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
INTEREST INCOME
Loans	$2,415,279	$1,612,948	$1,399,961
Securities:
Taxable interest	504,630	257,562	214,981
Tax-exempt interest	130,206	99,375	102,197
Total securities income	634,836	356,937	317,178
Federal funds and resell agreements	38,152	17,628	17,647
Interest-bearing due from banks	264,915	182,145	103,190
Trading securities	1,098	1,351	729
Total interest income	3,354,280	2,171,009	1,838,705
INTEREST EXPENSE
Deposits	1,336,549	982,302	704,210
Federal funds and repurchase agreements	108,704	106,558	93,026
Other	46,822	81,257	121,353
Total interest expense	1,492,075	1,170,117	918,589
Net interest income	1,862,205	1,000,892	920,116
Provision for credit losses	154,500	61,050	41,227
Net interest income after provision for credit losses	1,707,705	939,842	878,889
NONINTEREST INCOME
Trust and securities processing	343,398	290,571	257,200
Trading and investment banking	25,305	24,226	19,630
Service charges on deposit accounts	113,206	84,512	84,950
Insurance fees and commissions	910	1,257	1,009
Brokerage fees	79,592	61,564	54,119
Bankcard fees	113,924	87,797	74,719
Investment securities gains (losses), net	30,967	10,720	(3,139)
Other	82,748	67,470	53,365
Total noninterest income	790,050	628,117	541,853
NONINTEREST EXPENSE
Salaries and employee benefits	883,883	593,913	553,421
Occupancy, net	73,722	47,539	48,502
Equipment	64,915	63,406	68,718
Supplies and services	28,503	14,845	16,829
Marketing and business development	45,682	28,439	25,749
Processing fees	172,846	117,899	103,099
Legal and consulting	92,304	46,207	29,998
Bankcard	49,503	44,265	32,969
Amortization of other intangible assets	93,521	7,705	8,587
Regulatory fees	28,751	31,904	77,010
Other	89,170	30,564	34,258
Total noninterest expense	1,622,800	1,026,686	999,140
Income before income taxes	874,955	541,273	421,602
Income tax expense	172,557	100,030	71,578
NET INCOME	$702,398	$441,243	$350,024
Less: Preferred dividends	17,781	—	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$684,617	$441,243	$350,024

PER SHARE DATA
Net income per common share – basic	$9.35	$9.05	$7.22
Net income per common share – diluted	9.29	8.99	7.18
Dividends per common share	1.63	1.57	1.53
Weighted average common shares outstanding – basic	73,259,082	48,747,814	48,503,643
Weighted average common shares outstanding – diluted	73,670,643	49,056,956	48,763,820

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$702,398	$441,243	$350,024
Other comprehensive income (loss), before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	343,056	(8,956)	147,977
Less: Reclassification adjustment for net (gains) losses included in net income	(473)	(139)	279
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	32,049	35,905	39,851
Change in unrealized gains and losses on debt securities	374,632	26,810	188,107
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	32,973	(40,530)	15,015
Less: Reclassification adjustment for net losses (gains) included in net income	7,287	(8,069)	(10,654)
Change in unrealized gains and losses on derivative hedges	40,260	(48,599)	4,361
Other comprehensive income (loss), before tax	414,892	(21,789)	192,468
Income tax (expense) benefit	(103,362)	5,674	(46,668)
Other comprehensive income (loss)	311,530	(16,115)	145,800
Comprehensive income	$1,013,928	$425,128	$495,824

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance January 1, 2023	$—	$55,057	$1,125,949	$2,536,086	$(702,735)	$(347,264)	$2,667,093
Total comprehensive income	—	—	—	350,024	145,800	—	495,824
Common dividends ($1.53 per share)	—	—	—	(75,286)	—	—	(75,286)
Purchase of treasury stock	—	—	—	—	—	(8,367)	(8,367)
Issuances of equity awards, net of forfeitures	—	—	(10,385)	—	—	11,104	719
Recognition of equity-based compensation	—	—	17,975	—	—	—	17,975
Sale of treasury stock	—	—	220	—	—	296	516
Exercise of stock options	—	—	604	—	—	1,341	1,945
Balance December 31, 2023	$—	$55,057	$1,134,363	$2,810,824	$(556,935)	$(342,890)	$3,100,419
Total comprehensive income (loss)	—	—	—	441,243	(16,115)	—	425,128
Common dividends ($1.57 per share)	—	—	—	(77,119)	—	—	(77,119)
Purchase of treasury stock	—	—	—	—	—	(7,738)	(7,738)
Issuances of equity awards, net of forfeitures	—	—	(11,220)	—	—	11,923	703
Recognition of equity-based compensation	—	—	21,876	—	—	—	21,876
Sale of treasury stock	—	—	342	—	—	240	582
Exercise of stock options	—	—	1,690	—	—	2,413	4,103
Common stock issuance costs	—	—	(1,413)	—	—	—	(1,413)
Balance December 31, 2024	$—	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance January 1, 2025	$—	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541
Total comprehensive income	—	—	—	702,398	311,530	—	1,013,928
Cash dividends declared:
Preferred dividends Series A ($350.00 per share)	—	—	—	(4,025)	—	—	(4,025)
Preferred dividends Series B ($458.54 per share)	—	—	—	(13,756)	—	—	(13,756)
Common dividends ($1.63 per share)	—	—	—	(123,357)	—	—	(123,357)
Purchase of treasury stock	—	—	—	—	—	(17,628)	(17,628)
Issuances of equity awards, net of forfeitures	—	—	(18,816)	—	—	19,616	800
Recognition of equity-based compensation	—	—	57,334	—	—	—	57,334
Sale of treasury stock	—	—	343	—	—	351	694
Exercise of stock options	—	—	90	—	—	524	614
Common stock issuance	—	—	67,056	—	—	168,085	235,141
Preferred stock issuance, net of issuance costs	294,066	—	—	—	—	—	294,066
Preferred stock redemption	(110,705)	—	(4,500)	205	—	—	(115,000)
Stock issuance for acquisition, net of issuance costs	110,705	23,609	2,763,902	—	—	—	2,898,216
Balance December 31, 2025	$294,066	$78,666	$4,011,047	$3,736,413	$(261,520)	$(165,104)	$7,693,568

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$702,398	$441,243	$350,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	154,500	61,050	41,227
Net (accretion) amortization of premiums and discounts from acquisition	(139,775)	3,573	1,060
Depreciation and amortization	141,770	52,771	58,723
Amortization of debt issuance costs	745	876	876
Deferred income tax expense (benefit)	82,825	(16,174)	(20,439)
Net decrease (increase) in trading securities and other earning assets	6,202	(10,440)	(113)
(Gains) losses on investment securities, net	(30,967)	(10,720)	3,139
Losses (gains) on sales of assets	105	(3,197)	(4,343)
Amortization of securities premiums, net of discount accretion	(9,739)	44,323	42,037
Originations of loans held for sale	(101,890)	(87,129)	(68,673)
Gains on sales of loans held for sale, net	(2,742)	(2,279)	(1,693)
Proceeds from sales of loans held for sale	105,358	91,072	67,924
Equity-based compensation	37,745	22,579	18,694
Changes in:
Accrued income	(29,265)	(24,592)	(31,075)
Accrued expenses and taxes	26,247	(20,453)	148,154
Other assets and liabilities, net	83,176	(317,217)	(132,918)
Net cash provided by operating activities	1,026,693	225,286	472,604
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	627,137	458,174	424,341
Purchases	(507,706)	(121,021)	(227,077)
Securities available for sale:
Sales	646,962	19,154	22,193
Maturities, calls and principal repayments	1,661,802	7,384,085	1,204,346
Purchases	(4,742,724)	(8,111,653)	(1,162,115)
Equity securities with readily determinable fair values:
Sales	22,104	—	—
Purchases	(602)	(357)	(277)
Equity securities without readily determinable fair values:
Sales	52,176	35,304	5,614
Maturities, calls and principal repayments	14,958	71,963	334,898
Purchases	(131,593)	(50,861)	(404,972)
Payment of tax equity investment commitments	(49,855)	(71,244)	(40,806)
Net increase in loans	(3,252,475)	(2,415,581)	(2,159,132)
Net (increase) decrease in fed funds sold and resell agreements	(1,003,093)	(299,656)	713,253
Net cash activity from acquisitions and divestitures	169,262	(109,046)	(793)
Net decrease (increase) in interest-bearing balances due from other financial institutions	955,764	(31,753)	43,359
Net purchases of bank premises and equipment	(48,584)	(20,009)	(23,104)
Purchases of bank-owned and company-owned life insurance	(35,977)	—	(3,000)
Proceeds from bank-owned and company-owned life insurance death benefit	2,346	—	—
Net cash used in investing activities	(5,620,098)	(3,262,501)	(1,273,272)

FINANCING ACTIVITIES
Net increase in demand and savings deposits	3,098,494	8,295,094	997,273
Net increase (decrease) increase in time deposits	63,860	(945,924)	2,156,453
Net increase (decrease) in fed funds purchased and repurchase agreements	692,590	490,071	(102,523)
Proceeds from short-term debt	—	500,000	32,856,000
Repayment of short-term debt	—	(2,300,000)	(31,056,000)
Repayment of long-term debt	(200,000)	—	—
Cash dividends paid	(135,620)	(77,127)	(74,245)
Payment of common stock issuance costs	(524)	(1,413)	—
Proceeds from exercise of stock options and sales of treasury shares	1,308	4,685	2,461
Purchases of treasury stock	(17,628)	(7,738)	(8,367)
Common stock issuance	235,141	—	—
Preferred stock issuance	294,066	—	—
Preferred stock redemption	(115,000)	—	—
Net cash provided by financing activities	3,916,687	5,957,648	4,771,052
(Decrease) increase in cash and cash equivalents	(676,718)	2,920,433	3,970,384
Cash and cash equivalents at beginning of year	8,448,691	5,528,258	1,557,874
Cash and cash equivalents at end of year	$7,771,973	$8,448,691	$5,528,258

Supplemental disclosures:
Income tax payments	$63,242	$76,930	$79,334
Total interest payments	1,466,097	1,204,688	844,397
Noncash disclosures:
Acquisition of tax equity investments	$62,358	$62,958	$85,555
Commitment to fund tax equity investments	62,358	62,958	85,555
Transfer of loans to other real estate owned	1,531	828	1,738
Transfer of loans to other repossessed assets	39	26,779	—
Issuance of common stock as consideration for acquisition	2,783,510	—	—
Issuance of preferred stock as consideration for acquisition	115,230	—	—
Stock based compensation as consideration for acquisition	20,389	—	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UMB Financial Corporation is a bank holding company, which offers a wide range of banking and other financial services to its customers through its branches and offices primarily in the Midwestern, Southwestern, and Western regions of the United States. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also impact reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a summary of the more significant accounting policies to assist the reader in understanding the financial presentation.

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

On January 31, 2025 (Acquisition Date), the Company acquired Heartland Financial USA, Inc. (HTLF) pursuant to an Agreement and Plan of Merger, dated as of April 28, 2024. See Note 20, “Acquisition” for additional information.

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Due from the FRB	$6,819,426	$7,875,516
Cash and due from banks	952,547	573,175
Cash and cash equivalents at end of year	$7,771,973	$8,448,691

Also included in the Interest-bearing due from banks line, but not considered cash and cash equivalents are interest-bearing accounts held at other financial institutions, which totaled $121.1 million and $110.8 million at December 31, 2025 and 2024, respectively.

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

Securities held to maturity are carried at amortized historical cost, net of the allowance for credit losses, based on management’s intention, and the Company’s ability to hold them to maturity. The Company classifies certain U.S. Treasury and Agency securities, GSE mortgage-backed securities, and securities of state and political subdivisions as held to maturity.

Trading securities, acquired for subsequent sale to customers, are carried at fair value. Market adjustments, fees and gains or losses on the sale of trading securities are considered to be a normal part of operations and are included in trading and investment banking income.

The gain or loss realized on the sale of securities classified as available for sale, as determined using the specific identification method for determining the cost of the securities sold, is computed with reference to its amortized cost and is included in current earnings.

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

No goodwill impairments were recognized in 2025, 2024, or 2023. Other intangible assets, which relate to core deposits, non-compete agreements, and customer relationships, are amortized over their useful life. Intangible assets are evaluated for impairment when events or circumstances dictate. No intangible asset impairments were recognized in 2025, 2024, or 2023. The Company does not have any indefinite lived intangible assets.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily on the straight-line method. Premises are depreciated over 7 to 40 year lives, while equipment is depreciated over lives of 3 to 25 years. Gains and losses from the sale of Premises and equipment are included in Other noninterest income and Other noninterest expense, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including Premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes a comparison of future cash flows expected to be generated by the asset or group of assets to their current carrying value. If the carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying value exceeds fair value. No impairments were recognized in 2025, 2024, or 2023.

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

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in other noninterest expense. Accrued interest and penalties are included within the related liability lines in the Consolidated Balance Sheets. For the year ended December 31, 2025, the Company has recognized an immaterial amount in interest and penalties related to the unrecognized tax benefits.

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

The following table provides the amounts used in the determination of basic and diluted net income per common share at December 31, 2025, 2024, and 2023 (in thousands, except share and per share data):

	December 31,
	2025	2024	2023
Net income	$702,398	$441,243	$350,024
Less: Preferred dividends	17,781	—	—
Net income available to common shareholders	$684,617	$441,243	$350,024

Weighted average common shares outstanding for basic earnings per share	73,259,082	48,747,814	48,503,643
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	411,561	309,142	260,177
Weighted average common shares for diluted earnings per share	73,670,643	49,056,956	48,763,820
Net income per common share – basic	$9.35	$9.05	$7.22
Net income per common share – diluted	9.29	8.99	7.18
Number of antidilutive restricted stock units excluded from diluted earnings per share computation	—	—	—
Number of antidilutive stock options excluded from diluted earnings per share computation	4,962	—	55,649

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Segment Reporting In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU requires expanded segment disclosures, including disclosure of significant segment expenses and other segment items on an annual and interim basis. The Company adopted the amended guidance for the annual financial statements in 2024 and the interim disclosure requirements will be effective for interim periods beginning January 1, 2025. The adoption of this amendment did not have any impact on the Consolidated Financial Statements aside from additional disclosures. See Note 12, “Business Segment Reporting” for related disclosures.

Income Taxes In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update require additional disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The amendments in this update were adopted on January 1, 2025. The adoption of this accounting pronouncement had no impact on the Consolidated Financial Statements aside from additional disclosures. See Note 16, “Income Taxes” for related disclosures.

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

The loan portfolio is comprised of loans originated by the Company and purchased loans in connection with the Company’s acquisition of HTLF on January 31, 2025. The purchased loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. As of the Acquisition Date, loans from the HTLF acquisition had a fair value of $9.7 billion, net of allowance for credit losses on PCD loans. See Note 20, “Acquisition” for additional information.

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$36,391	$6,417	$26,633	$69,441	$16,201,079	$16,270,520
Specialty lending	—	—	—	—	518,237	518,237
Commercial real estate	24,786	—	86,838	111,624	16,264,615	16,376,239
Consumer real estate	10,451	244	29,910	40,605	4,395,863	4,436,468
Consumer	689	5,237	777	6,703	232,108	238,811
Credit cards	9,194	6,505	508	16,207	684,526	700,733
Leases and other	—	—	—	—	238,400	238,400
Total loans	$81,511	$18,403	$144,666	$244,580	$38,534,828	$38,779,408

	December 31, 2024
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$446	$1	$4,423	$4,870	$10,988,901	$10,993,771
Specialty lending	—	—	—	—	469,194	469,194
Commercial real estate	1,013	—	805	1,818	10,129,467	10,131,285
Consumer real estate	553	—	13,614	14,167	3,172,963	3,187,130
Consumer	175	12	40	227	193,633	193,860
Credit cards	9,316	7,589	400	17,305	561,461	578,766
Leases and other	—	—	—	—	88,295	88,295
Total loans	$11,503	$7,602	$19,282	$38,387	$25,603,914	$25,642,301

The Company sold consumer real estate loans with proceeds of $105.4 million, $91.1 million, and $67.9 million in the secondary market without recourse during the periods ended December 31, 2025, 2024, and 2023, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $144.7 million and $19.3 million at December 31, 2025 and 2024, respectively. Restructured loans totaled $169 thousand and $196 thousand at December 31, 2025 and 2024, respectively. Loans 90 days past due and still accruing interest amounted to $18.4 million and $7.6 million at December 31, 2025 and 2024, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2025 and 2024. Nonaccrual loans with no related allowance for credit losses totaled $76.8 million and $19.3 million at December 31, 2025 and 2024, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$26,633	$10,870
Specialty lending	—	—
Commercial real estate	86,838	35,973
Consumer real estate	29,910	28,661
Consumer	777	777
Credit cards	508	508
Leases and other	—	—
Total loans	$144,666	$76,789

	December 31, 2024
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$4,423	$4,423
Specialty lending	—	—
Commercial real estate	805	805
Consumer real estate	13,614	13,614
Consumer	40	40
Credit cards	400	400
Leases and other	—	—
Total loans	$19,282	$19,282

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of December 31, 2025 and 2024 as well as the gross charge-offs by loan class and origination year for the year ended December 31, 2024 (in thousands):

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,989,029	$1,901,767	$1,039,595	$929,230	$471,193	$321,761	$5,636,442	$12,186	$13,301,203
Agriculture	30,385	22,585	24,980	7,827	3,859	3,180	426,729	2,258	521,803
NDFIs	130,392	286,076	368,137	86,436	12,136	29,406	1,517,283	271	2,430,137
Overdrafts	—	—	—	—	—	—	17,377	—	17,377
Total Commercial and industrial	3,149,806	2,210,428	1,432,712	1,023,493	487,188	354,347	7,597,831	14,715	16,270,520
Current period charge-offs	1,835	8,794	7,124	10,241	1,170	350	15,131	—	44,645
Specialty lending:
Asset-based lending	46,480	5,639	—	5,801	25,763	22,632	411,922	—	518,237
Total Specialty lending	46,480	5,639	—	5,801	25,763	22,632	411,922	—	518,237
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	1,151,075	529,761	599,178	955,385	775,378	724,775	39,505	—	4,775,057
Non-owner-occupied	1,664,285	656,031	847,458	1,018,831	769,616	736,502	41,093	1,054	5,734,870
Farmland	258,796	74,542	85,814	131,009	83,613	163,318	66,403	75	863,570
5+ Multi-family	329,902	179,107	171,945	554,125	434,660	96,475	10,441	—	1,776,655
1-4 Family construction	75,849	11,564	240	520	—	—	1,301	—	89,474
General construction	1,099,253	868,115	719,128	373,196	28,313	16,273	32,335	—	3,136,613
Total Commercial real estate	4,579,160	2,319,120	2,423,763	3,033,066	2,091,580	1,737,343	191,078	1,129	16,376,239
Current period charge-offs	—	—	3,968	1,978	1,072	4,774	—	—	11,792
Consumer real estate:
HELOC	2,748	399	756	2,075	577	7,784	698,503	5,331	718,173
First lien: 1-4 family	653,333	368,156	364,405	631,555	735,751	830,570	6,864	13	3,590,647
Junior lien: 1-4 family	20,458	31,221	19,212	28,538	17,405	6,048	4,766	—	127,648
Total Consumer real estate	676,539	399,776	384,373	662,168	753,733	844,402	710,133	5,344	4,436,468
Current period charge-offs	—	—	123	162	765	525	466	—	2,041
Consumer:
Revolving line	1,485	34	23	49	24	526	160,454	102	162,697
Auto	8,179	7,292	9,743	5,307	1,118	248	—	—	31,887
Other	12,907	11,197	3,514	5,917	853	1,272	8,567	—	44,227
Total Consumer	22,571	18,523	13,280	11,273	1,995	2,046	169,021	102	238,811
Current period charge-offs	7	113	256	183	12	90	2,877	—	3,538
Credit cards:
Consumer	—	—	—	—	—	—	347,749	—	347,749
Commercial	—	—	—	—	—	—	352,984	—	352,984
Total Credit cards	—	—	—	—	—	—	700,733	—	700,733
Current period charge-offs	—	—	—	—	—	—	25,676	—	25,676
Leases and other:
Leases	—	—	—	—	—	1,214	—	—	1,214
Other	181,160	16,408	8,588	8,713	7,344	1,671	13,302	—	237,186
Total Leases and other	181,160	16,408	8,588	8,713	7,344	2,885	13,302	—	238,400
Current period charge-offs	—	7	20	—	—	—	—	—	27
Total loans	$8,655,716	$4,969,894	$4,262,716	$4,744,514	$3,367,603	$2,963,655	$9,794,020	$21,290	$38,779,408

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,054,295	$1,045,835	$916,112	$682,754	$293,173	$135,072	$3,975,094	$20,356	$9,122,691
Agriculture	9,857	5,750	3,554	2,208	356	97	156,546	—	178,368
NDFIs	266,024	350,733	94,730	8,997	10,467	9,080	941,454	—	1,681,485
Overdrafts	—	—	—	—	—	—	11,227	—	11,227
Total Commercial and industrial	2,330,176	1,402,318	1,014,396	693,959	303,996	144,249	5,084,321	20,356	10,993,771
Specialty lending:
Asset-based lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Total Specialty lending	5,803	—	8,026	30,702	29,392	—	395,271	—	469,194
Commercial real estate:
Owner-occupied	352,517	277,049	593,480	442,805	293,799	275,207	4,948	25,266	2,265,071
Non-owner-occupied	784,434	527,773	1,006,769	727,365	404,362	324,839	32,312	—	3,807,854
Farmland	54,656	47,357	58,154	36,127	183,762	23,016	107,468	3	510,543
5+ Multi-family	161,767	47,136	302,225	256,032	28,819	18,732	9,202	—	823,913
1-4 Family construction	46,096	1,385	—	—	—	—	5	—	47,486
General construction	493,723	644,885	1,222,539	235,758	4,049	514	74,950	—	2,676,418
Total Commercial real estate	1,893,193	1,545,585	3,183,167	1,698,087	914,791	642,308	228,885	25,269	10,131,285
Consumer real estate:
HELOC	90	16	450	455	334	5,049	390,843	2,484	399,721
First lien: 1-4 family	413,395	361,242	565,017	635,217	496,758	273,628	—	—	2,745,257
Junior lien: 1-4 family	12,516	9,969	10,004	3,978	2,934	2,676	75	—	42,152
Total Consumer real estate	426,001	371,227	575,471	639,650	500,026	281,353	390,918	2,484	3,187,130
Consumer:
Revolving line	35	—	—	—	—	—	101,407	—	101,442
Auto	8,567	7,429	3,534	1,928	673	283	—	—	22,414
Other	13,050	2,876	10,065	25,659	342	796	17,216	—	70,004
Total Consumer	21,652	10,305	13,599	27,587	1,015	1,079	118,623	—	193,860
Credit cards:
Consumer	—	—	—	—	—	—	328,474	—	328,474
Commercial	—	—	—	—	—	—	250,292	—	250,292
Total Credit cards	—	—	—	—	—	—	578,766	—	578,766
Leases and other:
Leases	—	—	—	—	—	1,492	—	—	1,492
Other	30,622	17,322	13,284	9,895	2,335	2,035	11,310	—	86,803
Total Leases and other	30,622	17,322	13,284	9,895	2,335	3,527	11,310	—	88,295
Total loans	$4,707,447	$3,346,757	$4,807,943	$3,099,880	$1,751,555	$1,072,516	$6,808,094	$48,109	$25,642,301

Accrued interest on loans totaled $176.1 million and $125.7 million as of December 31, 2025 and 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,958,147	$1,842,768	$982,320	$874,006	$462,210	$302,753	$5,404,325	$4,492	$12,831,021
Special Mention	4,962	37,671	7,883	6,085	893	9,535	63,256	6,635	136,920
Substandard	21,647	17,207	49,292	49,139	8,090	9,473	168,348	1,059	324,255
Doubtful	4,273	4,121	100	—	—	—	513	—	9,007
Total Equipment/Accounts Receivable/Inventory	$2,989,029	$1,901,767	$1,039,595	$929,230	$471,193	$321,761	$5,636,442	$12,186	$13,301,203
Agriculture
Pass	$26,921	$22,252	$24,757	$7,254	$3,824	$2,622	$406,985	$815	$495,430
Special Mention	2,464	—	—	71	35	—	5,374	—	7,944
Substandard	1,000	333	223	502	—	558	14,370	—	16,986
Doubtful	—	—	—	—	—	—	—	1,443	1,443
Total Agriculture	$30,385	$22,585	$24,980	$7,827	$3,859	$3,180	$426,729	$2,258	$521,803
NDFIs
Pass	$129,859	$277,053	$364,738	$82,934	$11,470	$29,289	$1,489,473	$221	$2,385,037
Special Mention	—	—	—	—	2	—	27,810	50	27,862
Substandard	533	9,023	3,399	3,502	664	117	—	—	17,238
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$130,392	$286,076	$368,137	$86,436	$12,136	$29,406	$1,517,283	$271	$2,430,137

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,029,012	$1,021,589	$851,378	$662,361	$291,712	$130,832	$3,796,386	$20,356	$8,803,626
Special Mention	2,044	4,145	6,075	5,949	639	—	37,419	—	56,271
Substandard	23,044	20,101	58,659	14,444	822	4,240	141,289	—	262,599
Doubtful	195	—	—	—	—	—	—	—	195
Total Equipment/Accounts Receivable/Inventory	$2,054,295	$1,045,835	$916,112	$682,754	$293,173	$135,072	$3,975,094	$20,356	$9,122,691
Agriculture
Pass	$5,214	$5,613	$3,465	$2,208	$356	$97	$153,585	$—	$170,538
Special Mention	—	137	89	—	—	—	1,068	—	1,294
Substandard	4,643	—	—	—	—	—	1,893	—	6,536
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$9,857	$5,750	$3,554	$2,208	$356	$97	$156,546	$—	$178,368
NDFIs
Pass	$266,024	$350,733	$94,730	$8,997	$10,467	$9,080	$929,976	$—	$1,670,007
Special Mention	—	—	—	—	—	—	11,478	—	11,478
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$266,024	$350,733	$94,730	$8,997	$10,467	$9,080	$941,454	$—	$1,681,485

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of December 31, 2025 and 2024 (in thousands):

	Asset-based lending
Risk	December 31, 2025	December 31, 2024
In-margin	$518,237	$469,194
Out-of-margin	—	—
Total	$518,237	$469,194

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$1,135,389	$489,616	$529,515	$904,187	$751,944	$681,592	$39,385	$—	$4,531,628
Special Mention	4,148	37,092	19,605	30,991	11,892	27,290	120	—	131,138
Substandard	11,538	3,053	50,058	20,207	11,542	15,893	—	—	112,291
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$1,151,075	$529,761	$599,178	$955,385	$775,378	$724,775	$39,505	$—	$4,775,057
Non-owner-occupied
Pass	$1,619,478	$652,107	$827,493	$974,293	$749,272	$716,905	$36,134	$1,054	$5,576,736
Special Mention	23,339	1,950	—	19,994	745	12,307	—	—	58,335
Substandard	21,468	1,974	7,013	17,856	19,599	7,290	4,959	—	80,159
Doubtful	—	—	12,952	6,688	—	—	—	—	19,640
Total Non-owner-occupied	$1,664,285	$656,031	$847,458	$1,018,831	$769,616	$736,502	$41,093	$1,054	$5,734,870
Farmland
Pass	$230,559	$67,852	$65,697	$116,281	$80,909	$124,702	$65,013	$75	$751,088
Special Mention	18,101	342	—	115	120	1,869	—	—	20,547
Substandard	10,136	6,348	20,117	14,613	2,584	36,747	1,390	—	91,935
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$258,796	$74,542	$85,814	$131,009	$83,613	$163,318	$66,403	$75	$863,570
5+ Multi-family
Pass	$329,902	$179,107	$157,535	$543,003	$426,213	$96,282	$10,441	$—	$1,742,483
Special Mention	—	—	238	2,891	8,447	193	—	—	11,769
Substandard	—	—	14,172	8,231	—	—	—	—	22,403
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$329,902	$179,107	$171,945	$554,125	$434,660	$96,475	$10,441	$—	$1,776,655
1-4 Family construction
Pass	$74,900	$11,104	$—	$520	$—	$—	$1,301	$—	$87,825
Special Mention	949	460	240	—	—	—	—	—	1,649
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$75,849	$11,564	$240	$520	$—	$—	$1,301	$—	$89,474
General construction
Pass	$1,078,840	$865,015	$684,507	$333,717	$23,062	$14,951	$25,085	$—	$3,025,177
Special Mention	14,579	3,100	128	18,919	1,903	29	—	—	38,658
Substandard	5,732	—	34,493	20,560	3,348	1,293	7,250	—	72,676
Doubtful	102	—	—	—	—	—	—	—	102
Total General construction	$1,099,253	$868,115	$719,128	$373,196	$28,313	$16,273	$32,335	$—	$3,136,613

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$316,858	$276,546	$590,337	$442,768	$289,219	$267,944	$4,948	$25,266	$2,213,886
Special Mention	31,213	—	1,512	—	467	—	—	—	33,192
Substandard	4,446	503	1,631	37	4,113	7,263	—	—	17,993
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$352,517	$277,049	$593,480	$442,805	$293,799	$275,207	$4,948	$25,266	$2,265,071
Non-owner-occupied
Pass	$784,434	$514,745	$981,769	$727,365	$404,362	$324,310	$32,312	$—	$3,769,297
Special Mention	—	13,028	25,000	—	—	—	—	—	38,028
Substandard	—	—	—	—	—	529	—	—	529
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$784,434	$527,773	$1,006,769	$727,365	$404,362	$324,839	$32,312	$—	$3,807,854
Farmland
Pass	$36,771	$45,055	$45,131	$36,127	$182,769	$14,209	$106,468	$3	$466,533
Special Mention	982	—	13,023	—	—	2,324	1,000	—	17,329
Substandard	16,903	2,302	—	—	993	6,483	—	—	26,681
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$54,656	$47,357	$58,154	$36,127	$183,762	$23,016	$107,468	$3	$510,543
5+ Multi-family
Pass	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$161,767	$47,136	$302,225	$256,032	$28,819	$18,732	$9,202	$—	$823,913
1-4 Family construction
Pass	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$46,096	$1,385	$—	$—	$—	$—	$5	$—	$47,486
General construction
Pass	$493,614	$643,050	$1,221,251	$235,758	$4,049	$504	$74,950	$—	$2,673,176
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,835	1,288	—	—	10	—	—	3,133
Doubtful	109	—	—	—	—	—	—	—	109
Total General construction	$493,723	$644,885	$1,222,539	$235,758	$4,049	$514	$74,950	$—	$2,676,418

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$2,736	$87	$407	$1,343	$324	$5,979	$697,853	$4,358	$713,087
Non-performing	12	312	349	732	253	1,805	650	973	5,086
Total HELOC	$2,748	$399	$756	$2,075	$577	$7,784	$698,503	$5,331	$718,173
First lien: 1-4 family
Performing	$608,545	$367,915	$359,419	$624,670	$732,306	$824,314	$6,864	$13	$3,524,046
Non-performing	44,788	241	4,986	6,885	3,445	6,256	—	—	66,601
Total First lien: 1-4 family	$653,333	$368,156	$364,405	$631,555	$735,751	$830,570	$6,864	$13	$3,590,647
Junior lien: 1-4 family
Performing	$20,419	$30,975	$19,202	$28,417	$17,324	$5,974	$4,766	$—	$127,077
Non-performing	39	246	10	121	81	74	—	—	571
Total Junior lien: 1-4 family	$20,458	$31,221	$19,212	$28,538	$17,405	$6,048	$4,766	$—	$127,648

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$90	$16	$450	$203	$249	$3,780	$390,843	$1,879	$397,510
Non-performing	—	—	—	252	85	1,269	—	605	2,211
Total HELOC	$90	$16	$450	$455	$334	$5,049	$390,843	$2,484	$399,721
First lien: 1-4 family
Performing	$413,060	$358,303	$559,689	$633,749	$496,615	$272,601	$—	$—	$2,734,017
Non-performing	335	2,939	5,328	1,468	143	1,027	—	—	11,240
Total First lien: 1-4 family	$413,395	$361,242	$565,017	$635,217	$496,758	$273,628	$—	$—	$2,745,257
Junior lien: 1-4 family
Performing	$12,516	$9,952	$9,903	$3,978	$2,934	$2,631	$75	$—	$41,989
Non-performing	—	17	101	—	—	45	—	—	163
Total Junior lien: 1-4 family	$12,516	$9,969	$10,004	$3,978	$2,934	$2,676	$75	$—	$42,152

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$1,485	$34	$23	$47	$24	$525	$159,834	$99	$162,071
Non-performing	—	—	—	2	—	1	620	3	626
Total Revolving line	$1,485	$34	$23	$49	$24	$526	$160,454	$102	$162,697
Auto
Performing	$8,179	$7,292	$9,725	$5,290	$1,109	$248	$—	$—	$31,843
Non-performing	—	—	18	17	9	—	—	—	44
Total Auto	$8,179	$7,292	$9,743	$5,307	$1,118	$248	$—	$—	$31,887
Other
Performing	$12,905	$11,161	$3,514	$5,893	$849	$1,245	$8,567	$—	$44,134
Non-performing	2	36	—	24	4	27	—	—	93
Total Other	$12,907	$11,197	$3,514	$5,917	$853	$1,272	$8,567	$—	$44,227

	December 31, 2024
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2024	2023	2022	2021	2020	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Non-performing	—	—	—	—	—	—	—	—	—
Total Revolving line	$35	$—	$—	$—	$—	$—	$101,407	$—	$101,442
Auto
Performing	$8,567	$7,418	$3,534	$1,920	$673	$283	$—	$—	$22,395
Non-performing	—	11	—	8	—	—	—	—	19
Total Auto	$8,567	$7,429	$3,534	$1,928	$673	$283	$—	$—	$22,414
Other
Performing	$13,037	$2,876	$10,057	$25,659	$342	$796	$17,216	$—	$69,983
Non-performing	13	—	8	—	—	—	—	—	21
Total Other	$13,050	$2,876	$10,065	$25,659	$342	$796	$17,216	$—	$70,004

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

As of December 31, 2025, a co-branded credit card portfolio is also segmented between current and significantly delinquent loans, with accounts being considered significantly delinquent after 60 days. Current loans are segmented by borrower payment activity as described above. Significantly delinquent loans are tracked by the number of cycles past due.

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

The following table provides a summary of the amortized cost balance of consumer credit cards by risk rating as of December 31, 2025 and 2024 (in thousands):

	Consumer
Risk	December 31, 2025	December 31, 2024
Transactor accounts	$123,445	$101,688
Revolver accounts (by Credit score):
Less than 600	13,123	16,297
600-619	7,127	7,893
620-639	12,243	13,174
640-659	19,679	20,798
660-679	20,261	20,897
680-699	22,814	24,121
700-719	25,385	26,180
720-739	22,547	22,418
740-759	19,838	18,965
760-779	19,864	19,609
780-799	18,774	18,058
800-819	11,782	11,443
820-839	6,151	5,745
840+	1,213	1,188
Total	$344,246	$328,474

The following table provides a summary of the amortized cost balance of consumer credit cards considered significantly delinquent for a co-branded portfolio by delinquent cycles as of December 31, 2025 (in thousands):

Consumer
Risk	December 31, 2025
61-90 Days	$1,084
91-120 Days	848
121-150 Days	805
151-180 Days	766
Total	$3,503

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of December 31, 2025 and 2024 (in thousands):

	Commercial
Risk	December 31, 2025	December 31, 2024
Current	$330,585	$231,713
Past Due	22,399	18,579
Total	$352,984	$250,292

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of December 31, 2025 and 2024 (in thousands):

	Leases		Other
Risk	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Pass	$1,214	$1,492	$237,186	$86,778
Special Mention	—	—	—	—
Substandard	—	—	—	25
Doubtful	—	—	—	—
Total	$1,214	$1,492	$237,186	$86,803

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

The following tables provide a rollforward of the allowance for credit losses by portfolio segment for the year ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$161,553	$—	$77,340	$4,327	$966	$14,272	$631	$259,089	$2,645	$261,734
PCD allowance for credit loss at acquisition	45,026	—	40,054	206	13	—	—	85,299	—	85,299
Charge-offs	(44,645)	—	(11,792)	(2,041)	(3,538)	(25,676)	(27)	(87,719)	—	(87,719)
Recoveries	507	—	196	275	845	3,519	6	5,348	—	5,348
Provision	77,883	—	45,262	4,171	3,101	25,927	1,117	157,461	(961)	156,500
Ending balance - ACL	$240,324	$—	$151,060	$6,938	$1,387	$18,042	$1,727	$419,478	$1,684	$421,162
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,234	$—	$1,741	$70	$16	$—	$63	$4,124	$14	$4,138
Initial allowance for credit loss at acquisition	2,166	—	1,192	63	41	—	114	3,576	7	3,583
Provision	(1,514)	—	(385)	21	34	—	(150)	(1,994)	(6)	(2,000)
Ending balance - ACL on off-balance sheet	$2,886	$—	$2,548	$154	$91	$—	$27	$5,706	$15	$5,721

	Year Ended December 31, 2024
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$157,389	$—	$45,507	$6,941	$1,089	$7,935	$877	$219,738	$3,258	$222,996
Charge-offs	(5,441)	—	(250)	(432)	(1,524)	(20,752)	(4)	(28,403)	—	(28,403)
Recoveries	1,890	4	—	648	241	2,355	3	5,141	—	5,141
Provision	7,715	(4)	32,083	(2,830)	1,160	24,734	(245)	62,613	(613)	62,000
Ending balance - ACL	$161,553	$—	$77,340	$4,327	$966	$14,272	$631	$259,089	$2,645	$261,734
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,152	$186	$460	$117	$9	$—	$100	$5,024	$64	$5,088
Provision	(1,918)	(186)	1,281	(47)	7	—	(37)	(900)	(50)	(950)
Ending balance - ACL on off-balance sheet	$2,234	$—	$1,741	$70	$16	$—	$63	$4,124	$14	$4,138

	Year Ended December 31, 2023
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$137,997	$—	$39,370	$6,148	$494	$6,866	$961	$191,836	$2,407	$194,243
Charge-offs	(5,047)	(762)	(266)	(1,185)	(1,232)	(9,181)	—	(17,673)	—	(17,673)
Recoveries	5,295	1	111	45	211	1,536	—	7,199	—	7,199
Provision	19,144	761	6,292	1,933	1,616	8,714	(84)	38,376	851	39,227
Ending balance - ACL	$157,389	$—	$45,507	$6,941	$1,089	$7,935	$877	$219,738	$3,258	$222,996
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,188	$186	$418	$124	$13	$—	$52	$2,981	$107	$3,088
Provision	1,964	—	42	(7)	(4)	—	48	2,043	(43)	2,000
Ending balance - ACL on off-balance sheet	$4,152	$186	$460	$117	$9	$—	$100	$5,024	$64	$5,088

Purchased loans that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as PCD loans. PCD loans are recorded at fair value plus the ACL expected at the time of acquisition. The Company recorded $85.3 million to establish the PCD ACL related to the acquisition of HTLF.

The allowance for credit losses on off-balance sheet credit exposures is recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets, see Note 15 “Commitments, Contingencies and Guarantees.”

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$23,594	$10,741	$9,274
Agriculture	2,186	687	743
NDFIs	853	—	853
Total Commercial and industrial	26,633	11,428	10,870
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	10,905	2,240	3,746
Non-owner-occupied	50,955	9,093	8,957
Farmland	3,389	—	3,389
5+ Multi-family	14,324	—	14,324
1-4 Family construction	—	—	—
General construction	7,408	161	5,700
Total Commercial real estate	86,981	11,494	36,116
Consumer real estate:
HELOC	5,319	—	5,319
First lien: 1-4 family	23,969	205	22,720
Junior lien: 1-4 family	622	—	622
Total Consumer real estate	29,910	205	28,661
Consumer:
Revolving line	633	—	633
Auto	47	—	47
Other	97	—	97
Total Consumer	777	—	777
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$144,301	$23,127	$76,424

	December 31, 2024
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$4,423	$—	$4,423
Agriculture	—	—	—
NDFIs	—	—	—
Total Commercial and industrial	4,423	—	4,423
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	707	—	707
Non-owner-occupied	—	—	—
Farmland	135	—	135
5+ Multi-family	—	—	—
1-4 Family construction	—	—	—
General construction	118	—	118
Total Commercial real estate	960	—	960
Consumer real estate:
HELOC	2,211	—	2,211
First lien: 1-4 family	11,240	—	11,240
Junior lien: 1-4 family	163	—	163
Total Consumer real estate	13,614	—	13,614
Consumer:
Revolving line	—	—	—
Auto	19	—	19
Other	21	—	21
Total Consumer	40	—	40
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$19,037	$—	$19,037

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

For the year ended December 31, 2025, the Company had seven modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $1.6 million and a total post-modification balance of $1.6 million. For the year ended December 31, 2024, the Company had five modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $1.1 million and a total post-modification balance of $1.1 million. For the year ended December 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of December 31, 2025 and 2024. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the years ended December 31, 2025, 2024, and 2023, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

4. SECURITIES

Securities Available for Sale

This table provides detailed information about securities available for sale at December 31, 2025 and 2024 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2025	Cost	Gains	Losses	Value
U.S. Treasury	$2,301,248	$20,008	$(441)	$2,320,815
U.S. Agencies	62,069	401	(100)	62,370
Mortgage-backed	8,427,197	71,827	(331,151)	8,167,873
State and political subdivisions	2,494,537	24,898	(72,847)	2,446,588
Corporates	180,854	349	(4,088)	177,115
Collateralized loan obligations	533,995	504	(119)	534,380
Total	$13,999,900	$117,987	$(408,746)	$13,709,141

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2024	Cost	Gains	Losses	Value
U.S. Treasury	$1,331,394	$2,751	$(8,072)	$1,326,073
U.S. Agencies	129,246	126	(325)	129,047
Mortgage-backed	4,945,548	339	(524,957)	4,420,930
State and political subdivisions	1,309,126	487	(91,044)	1,218,569
Corporates	330,739	60	(13,629)	317,170
Collateralized loan obligations	361,623	1,060	(138)	362,545
Total	$8,407,676	$4,823	$(638,165)	$7,774,334

The following table presents contractual maturity information for securities available for sale at December 31, 2025 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$609,207	$609,156
Due after 1 year through 5 years	2,539,550	2,551,820
Due after 5 years through 10 years	565,292	559,783
Due after 10 years	1,858,654	1,820,509
Total	5,572,703	5,541,268
Mortgage-backed securities	8,427,197	8,167,873
Total securities available for sale	$13,999,900	$13,709,141

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2025, related to the acquisition of HTLF, the Company acquired securities available for sale with an Acquisition Date fair value of $3.1 billion.

The following table presents the sales of securities available for sale for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Proceeds from sales	$646,962	$19,154	$22,193
Gross realized gains	592	139	154
Gross realized losses	(119)	—	(2)

There were $13.4 billion and $10.5 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at December 31, 2025 and December 31, 2024, respectively.

Accrued interest on securities available for sale totaled $82.9 million and $43.1 million as of December 31, 2025 and 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024 (in thousands):

	Less than 12 months			12 months or more			Total
2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$72,013	$(88)	2	$30,234	$(353)	10	$102,247	$(441)
U.S. Agencies	1	7,855	(100)	—	—	—	1	7,855	(100)
Mortgage-backed	82	757,160	(5,682)	817	2,871,729	(325,469)	899	3,628,889	(331,151)
State and political subdivisions	152	515,364	(11,181)	1,142	809,113	(61,666)	1,294	1,324,477	(72,847)
Corporates	1	2,990	(10)	134	164,108	(4,078)	135	167,098	(4,088)
Collateralized loan obligations	20	164,531	(112)	1	2,999	(7)	21	167,530	(119)
Total	264	$1,519,913	$(17,173)	2,096	$3,878,183	$(391,573)	2,360	$5,398,096	$(408,746)

	Less than 12 months			12 months or more			Total
2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	93	$635,739	$(6,319)	9	$142,518	$(1,753)	102	$778,257	$(8,072)
U.S. Agencies	4	20,858	(46)	5	56,712	(279)	9	77,570	(325)
Mortgage-backed	159	1,293,953	(22,468)	834	3,055,882	(502,489)	993	4,349,835	(524,957)
State and political subdivisions	264	173,006	(2,392)	1,629	953,458	(88,652)	1,893	1,126,464	(91,044)
Corporates	—	—	—	239	315,109	(13,629)	239	315,109	(13,629)
Collateralized loan obligations	7	47,222	(88)	5	30,521	(50)	12	77,743	(138)
Total	527	$2,170,778	$(31,313)	2,721	$4,554,200	$(606,852)	3,248	$6,724,978	$(638,165)

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

As of both December 31, 2025 and 2024, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at December 31, 2025 and 2024, respectively (in thousands):

2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Treasury	$38,253	$27	$(37)	$38,243	$—	$38,253
U.S. Agency	—	—	—	—	—	—
Mortgage-backed	2,513,667	335	(305,040)	2,208,962	—	2,513,667
State and political subdivisions	3,172,307	26,713	(195,760)	3,003,260	(1,684)	3,170,623
Total	$5,724,227	$27,075	$(500,837)	$5,250,465	$(1,684)	$5,722,543

2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Agency	$116,331	$—	$(581)	$115,750	$—	$116,331
Mortgage-backed	2,523,134	—	(418,482)	2,104,652	—	2,523,134
State and political subdivisions	2,739,447	12,035	(222,946)	2,528,536	(2,645)	2,736,802
Total	$5,378,912	$12,035	$(642,009)	$4,748,938	$(2,645)	$5,376,267

The following table presents contractual maturity information for securities held to maturity at December 31, 2025 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$143,103	$132,313
Due after 1 year through 5 years	392,966	389,751
Due after 5 years through 10 years	864,777	836,846
Due after 10 years	1,809,714	1,682,593
Total	3,210,560	3,041,503
Mortgage-backed securities	2,513,667	2,208,962
Total securities held to maturity	$5,724,227	$5,250,465

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2025, related to the acquisition of HTLF, the Company acquired securities held to maturity with an Acquisition Date fair value of $438.9 million.

There were no sales of securities held to maturity during 2025, 2024, or 2023.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $139.2 million and $171.3 million at December 31, 2025 and 2024, respectively.

Accrued interest on securities held to maturity totaled $28.0 million and $25.6 million as of December 31, 2025 and 2024, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024 (in thousands):

	Less than 12 months			12 months or more			Total
2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Treasury	3	$15,913	$(37)	—	$—	$—	3	$15,913	$(37)
U.S. Agency	—	—	—	—	—	—	—	—	—
Mortgage-backed	10	147,066	(918)	262	1,998,984	(304,122)	272	2,146,050	(305,040)
State and political subdivisions	146	687,180	(41,122)	1,354	1,480,709	(154,638)	1,500	2,167,889	(195,760)
Total	159	$850,159	$(42,077)	1,616	$3,479,693	$(458,760)	1,775	$4,329,852	$(500,837)

	Less than 12 months			12 months or more			Total
2024	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Agency	—	$—	$—	10	$115,750	$(581)	10	$115,750	$(581)
Mortgage-backed	6	3,527	(103)	263	2,101,125	(418,379)	269	2,104,652	(418,482)
State and political subdivisions	47	52,468	(2,030)	1,414	1,972,927	(220,916)	1,461	2,025,395	(222,946)
Total	53	$55,995	$(2,133)	1,687	$4,189,802	$(639,876)	1,740	$4,245,797	$(642,009)

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

The following table shows the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at December 31, 2025 and 2024 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2025	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$46,933	$51,390	$379,973	$812,061	$34,105	$23,326	$14,424	$1,362,212
Utilities	899,088	777,880	114,845	15,824	2,458	—	—	1,810,095
Total state and political subdivisions	$946,021	$829,270	$494,818	$827,885	$36,563	$23,326	$14,424	$3,172,307

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
2024	AAA	AA	A	BBB	BB	CCC-C	Total
State and political subdivisions:
Competitive	$—	$—	$424,690	$610,351	$36,628	$21,990	$1,093,659
Utilities	759,798	761,706	99,127	24,509	648	—	1,645,788
Total state and political subdivisions	$759,798	$761,706	$523,817	$634,860	$37,276	$21,990	$2,739,447

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

All held-to-maturity securities were current and not past due at December 31, 2025 and 2024.

Trading Securities

There was a net unrealized gain of $3 thousand on trading securities as of December 31, 2025. There was no net unrealized gains or losses on trading securities as of December 31, 2024 and the net unrealized gain on trading securities was $272 thousand as of December 31, 2023. Net unrealized gains and losses are included in trading and investment banking income on the Consolidated Statements of Income. Securities sold not yet purchased totaled $4.1 million and $7.1 million at December 31, 2025 and 2024, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
FRB and FHLB stock	$137,498	$42,672
Equity securities with readily determinable fair values	14,690	11,596
Equity securities without readily determinable fair values	524,112	416,750
Total	$676,300	$471,018

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

During 2025, related to the acquisition of HTLF, the Company acquired other securities with an acquired fair value of $99.8 million as of the Acquisition Date, including $2.0 million of FRB and FHLB stock and $97.8 million of equity securities without readily determinable fair values.

The table below presents the changes in equity securities without readily determinable fair values for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance – beginning of year	$416,750	$394,035
Heartland acquisition	97,796	—
Purchases of securities	98,490	91,169
Observable upward price adjustments	21,524	15,467
Observable downward price adjustments	(10,196)	(5,153)
Sales of securities and other activity	(100,252)	(78,768)
Balance – end of year	$524,112	$416,750

Investment Securities Gains, Net

The following table presents the components of Investment securities gains (losses), net for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Investment securities gains (losses), net
Available-for-sale debt securities:
Gains realized on sales	$592	$139	$154
Losses realized on sales	(119)	—	(2)
Impairment on AFS security	—	—	(4,925)
Equity securities with readily determinable fair values:
Fair value adjustments, net	18,050	12	168
Equity securities without readily determinable fair values:
Fair value adjustments, net	(1,573)	(1,733)	1,334
Sales	14,017	12,302	132
Total investment securities gains (losses), net	$30,967	$10,720	$(3,139)

5. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company regularly enters into agreements for the purchase of securities with simultaneous agreements to resell (resell agreements). The agreements permit the Company to sell or repledge these securities. Resell agreements were $1.6 billion and $545.0 million at December 31, 2025 and 2024, respectively. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements.

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

For the years 2025 and 2024, an analysis of activity with respect to such aggregate loans to related parties appears below (in thousands):

	Year Ended December 31,
	2025	2024
Balance – beginning of year	$469,642	$508,507
New loans	44,626	62,805
Repayments	(25,156)	(101,579)
Addition due to change in reportable loans	3,314	—
Reduction due to change in reportable loans	—	(91)
Balance – end of year	$492,426	$469,642

7. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2025 and December 31, 2024 by operating segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2025	$63,113	$76,492	$67,780	$207,385
Acquisition of HTLF	979,464	—	652,976	1,632,440
Balances as of December 31, 2025	$1,042,577	$76,492	$720,756	$1,839,825

Balances as of January 1, 2024	$63,113	$76,492	$67,780	$207,385
Balances as of December 31, 2024	$63,113	$76,492	$67,780	$207,385

Following are the intangible assets that continue to be subject to amortization as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$481,294	$124,085	$605,379
Accumulated amortization	81,203	37,307	118,510
Net carrying amount	$400,091	$86,778	$486,869

	As of December 31, 2024
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$2,345	$86,800	$89,145
Accumulated amortization	1,600	23,898	25,498
Net carrying amount	$745	$62,902	$63,647

Related to the acquisition of HTLF, the Company recognized $1.6 billion of goodwill, a $474.1 million core deposit intangible asset, wealth customer list of $26.0 million, and purchased credit card relationships of $10.9 million. See Note 20, “Acquisition” for additional information.

On September 2, 2025, the Company acquired a healthcare savings account business, which included $32.5 million of deposits. The purchase resulted in recognition of a $4.8 million core deposit intangible asset.

The weighted average life of core deposit intangible assets and customer relationships acquired during the year ended December 31, 2025 was 10.0 years and 5.8 years, respectively. The weighted average life of all intangible assets acquired during the year ended December 31, 2025 was 9.7 years.

Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $93.5 million, $7.7 million, and $8.6 million, respectively.

The following table discloses the estimated amortization expense of intangible assets in future years (in thousands):

For the year ending December 31, 2026	$93,120
For the year ending December 31, 2027	82,528
For the year ending December 31, 2028	70,461
For the year ending December 31, 2029	61,515
For the year ending December 31, 2030	52,901

8. PREMISES, EQUIPMENT, AND LEASES

Premises and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$101,446	$40,601
Buildings and leasehold improvements	516,006	383,021
Equipment	217,476	199,537
Software	292,690	290,070
Total	1,127,618	913,229
Accumulated depreciation	(447,049)	(418,517)
Accumulated amortization	(282,298)	(272,939)
Premises and equipment, net	$398,271	$221,773

Premises and equipment depreciation and amortization expenses were $44.0 million in 2025, $40.8 million in 2024, and $46.5 million in 2023.

The Company primarily has leases of real estate, including buildings, or portions of buildings, used for bank branches or general office operations. These leases have remaining lease terms that range from less than one year to 22 years and most leases include one or more options to renew, with renewal terms that can extend the lease term from one year to 40 years or more. The exercise of lease renewal options is at the Company’s sole discretion. No renewal options were included in the Company’s calculation of its lease liabilities or right of use assets since it is not reasonably certain that the Company will exercise these options. No leases include options to purchase the leased property. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. An insignificant number of leases include variable lease payments that are based on the Consumer Price Index (CPI). For the calculation of the lease liability and right of use asset for these leases, the Company has included lease payments based on CPI as of the effective date of ASC 842 or the date a new lease or amendment was entered into, whichever is later. The Company has made the election not to separate lease and non-lease components for existing real estate leases when determining consideration within the lease contract. All of the Company’s lease agreements are classified as operating leases under ASC 842.

As of December 31, 2025 and 2024, right-of-use assets of $63.5 million and $47.6 million, respectively, were included as part of Other assets on the Company’s Consolidated Balance Sheets. In addition, lease liabilities of $72.7 million and $55.1 million were included as part of Other liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024, and 2023, lease expense of $16.6 million, $10.5 million, and $11.1 million, respectively, was recognized as part of Occupancy expense on the Company’s Consolidated Statements of Income. For the years ended December 31, 2025, 2024, and 2023, cash payments of $17.4 million, $12.2 million, and $12.2 million, respectively, were made for leases included in the measurement of lease liabilities and are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. For the years ended December 31, 2025 and 2024, leased assets obtained in exchange for new operating lease liabilities were $32.0 million and $4.8 million, respectively. As of December 31, 2025 and 2024, the weighted average remaining lease terms of the Company’s leases were 5.5 years and 6.1 years, respectively, and the weighted average discount rates were 3.86% and 3.36%, respectively.

As of December 31, 2025, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

2026	$18,125
2027	16,920
2028	14,975
2029	12,594
2030	7,452
Thereafter	10,746
Total lease payments	80,812
Less: Interest	8,153
Present value of lease liabilities	$72,659

9. BORROWED FUNDS

The components of the Company's long-term debt are as follows (in thousands):

	December 31,
	2025	2024
Long-term debt:
Trust preferred securities	$220,034	$76,782
Subordinated notes 3.70%, net of issuance costs	—	199,681
Subordinated notes 6.25%, net of issuance costs	109,255	108,829
Subordinated notes 2.75%	144,940	—
Total long-term debt	474,229	385,292
Total borrowed funds	$474,229	$385,292

The following table presents details of outstanding trust preferred securities as of December 31, 2025 (in thousands):

	Amount Outstanding	Issuance Date	Interest Rate	Interest Rate as of December 31, 2025	Maturity Date
Marquette Capital Trust I	$19,306	12/28/2005	1.33% over 3-month term SOFR	5.50%	1/7/2036
Marquette Capital Trust II	19,780	12/28/2005	1.33% over 3-month term SOFR	5.50%	1/7/2036
Marquette Capital Trust III	7,766	5/30/2006	1.50% over 3-month term SOFR	5.45%	6/23/2036
Marquette Capital Trust IV	31,323	6/30/2006	1.60% over 3-month term SOFR	5.58%	9/15/2036
Heartland Financial Statutory Trust IV	9,665	3/17/2004	2.75% over 3-month term SOFR	6.72%	3/17/2034
Heartland Financial Statutory Trust V	17,477	1/27/2006	1.33% over 3-month term SOFR	5.50%	4/7/2036
Heartland Financial Statutory Trust VI	16,946	6/21/2007	1.48% over 3-month term SOFR	5.46%	9/15/2037
Heartland Financial Statutory Trust VII	14,828	6/26/2007	1.48% over 3-month term SOFR	5.53%	9/1/2037
Morrill Statutory Trust I	9,971	12/19/2002	3.25% over 3-month term SOFR	7.20%	12/26/2032
Morrill Statutory Trust II	9,730	12/17/2003	2.85% over 3-month term SOFR	6.82%	12/17/2033
Sheboygan Statutory Trust I	7,345	9/17/2003	2.95% over 3-month term SOFR	6.92%	9/17/2033
CBNM Capital Trust I	4,849	9/10/2004	3.25% over 3-month term SOFR	7.23%	12/15/2034
Citywide Capital Trust III	6,799	12/19/2003	2.80% over 3-month term SOFR	6.90%	12/19/2033
Citywide Capital Trust IV	4,694	9/30/2004	2.20% over 3-month term SOFR	6.34%	9/30/2034
Citywide Capital Trust V	13,119	5/31/2006	1.54% over 3-month term SOFR	5.52%	7/25/2036
OCGI Statutory Trust III	3,020	6/27/2002	3.65% over 3-month term SOFR	7.58%	9/30/2032
OCGI Statutory Trust IV	5,665	9/23/2004	2.50% over 3-month term SOFR	6.48%	12/15/2034
BVBC Capital Trust II	7,448	4/10/2003	3.25% over 3-month term SOFR	7.37%	4/24/2033
BVBC Capital Trust III	10,303	7/29/2005	1.60% over 3-month term SOFR	5.53%	9/30/2035
Total trust preferred securities	$220,034

The aggregate contractual repayment of long-term debt of $522.9 million is due after December 31, 2030.

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

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.7 million and $1.2 million as of December 31, 2025 and 2024, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

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

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities, as summarized in the table above. These long-term debt obligations had an aggregate contractual balance of $262.9 million and a carrying value of $220.0 million as of December 31, 2025. As of December 31, 2024, the debt obligations related to the four unconsolidated trusts acquired from Marquette had an aggregate contractual balance of $103.1 million and had a carrying value of $76.8 million.

The Company is a member bank of the FHLB of Des Moines and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of December 31, 2025 and December 31, 2024 the Company owned $10.3 million and $10.2 million of FHLB stock, respectively. The Company had no outstanding advances at the FHLB of Des Moines as of December 31, 2025 or December 31, 2024. As of December 31, 2025, the Company had four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $261.0 million and have various maturity dates through March 10, 2026. The Company’s borrowing capacity with the FHLB was $2.2 billion as of December 31, 2025. During 2024, the FHLB of Des Moines issued a letter of credit for $150.0 million on behalf of the Company to secure deposits. The letter of credit outstanding as of December 31, 2024 expired in January 2025 and was subsequently renewed with an expiration date in March 2025.

The Company enters into sales of securities with simultaneous agreements to repurchase (repurchase agreements). The Company utilizes repurchase agreements to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents. The amounts received under these agreements represent short-term borrowings. The amount outstanding at December 31, 2025, was $3.3 billion, with accrued interest payable of $2.2 million. The amount outstanding at December 31, 2024, was $2.5 billion, with accrued interest payable of $1.7 million.

The carrying amounts and market values of the securities and the related repurchase liabilities and weighted average interest rates of the repurchase liabilities (grouped by maturity of the repurchase agreements) were as follows as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$2,561,825	$2,532,305	3.07%
30 to 90 Days	772,602	759,500	4.08
Over 90 Days	1,019	1,000	1.75
Total	$3,335,446	$3,292,805	3.30%

	As of December 31, 2024
	Securities Fair Market Value	Repurchase Liabilities	Weighted Average Interest Rate
Maturity of the Repurchase Liabilities
2 to 29 days	$2,123,066	$2,105,512	3.66%
30 to 90 Days	439,400	431,048	4.78
Over 90 Days	2,750	2,750	2.50
Total	$2,565,216	$2,539,310	3.85%

The table below presents the remaining contractual maturities of repurchase agreements outstanding at December 31, 2025 and 2024, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of December 31, 2025
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$1,355,233	$—	$—	$1,355,233
U.S. Agency	1,177,072	759,500	1,000	1,937,572
Total repurchase agreements	$2,532,305	$759,500	$1,000	$3,292,805

	As of December 31, 2024
	Remaining Contractual Maturities of the Agreements
	2-29 days	30-90 days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$608,836	$—	$—	$608,836
U.S. Agency	1,496,676	431,048	2,750	1,930,474
Total repurchase agreements	$2,105,512	$431,048	$2,750	$2,539,310

10. REGULATORY REQUIREMENTS

Payment of dividends by the Bank to the parent company is subject to various regulatory restrictions. For national banks, the governing regulatory agency must approve the declaration of any dividends generally in excess of the sum of net income for that year and retained net income for the preceding two years.

The Bank maintains a reserve balance with the FRB as required by law. During 2025, this amount averaged $5.8 billion, compared to $3.4 billion in 2024.

At December 31, 2025, the Company is required to have minimum common equity tier 1, tier 1, and total capital ratios of 4.5%, 6.0% and 8.0%, respectively. The Company’s actual ratios at that date were 10.96%, 11.55% and 13.36%, respectively. The Company is required to have a minimum leverage ratio of 4.0%, and the leverage ratio at December 31, 2025, was 8.54%.

As of December 31, 2025, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios of 10.0%, 8.0%, 6.5%, and 5.0%, respectively. There are no conditions or events that have occurred since the receipt of the most recent notification that management believes have changed the Bank’s categorization.

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

Actual capital amounts as well as required and well-capitalized common equity tier 1, tier 1, total and tier 1 leverage ratios as of December 31, 2025 and 2024 for the Company and the Bank are as follows (in thousands):

	2025
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Framework
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital:
UMB Financial Corporation	$5,459,343	10.96%	$2,240,716	4.50%	N/A	N/A
UMB Bank, n. a.	5,625,218	11.34	2,232,300	4.50	3,224,433	6.50
Tier 1 Capital:
UMB Financial Corporation	5,753,409	11.55	2,987,621	6.00	N/A	N/A
UMB Bank, n. a.	5,625,218	11.34	2,976,400	6.00	3,968,534	8.00
Total Capital:
UMB Financial Corporation	6,654,521	13.36	3,983,494	8.00	N/A	N/A
UMB Bank, n. a.	6,052,101	12.20	3,968,534	8.00	4,960,667	10.00
Tier 1 Leverage:
UMB Financial Corporation	5,753,409	8.54	2,694,527	4.00	N/A	N/A
UMB Bank, n. a.	5,625,218	8.29	2,715,746	4.00	3,394,682	5.00

	2024
Common Equity Tier 1 Capital:
UMB Financial Corporation	$3,802,257	11.29%	$1,514,987	4.50%	$ N/A	N/A	%
UMB Bank, n. a.	3,835,875	11.47	1,505,357	4.50	2,174,405	6.50
Tier 1 Capital:
UMB Financial Corporation	3,802,257	11.29	2,019,983	6.00	N/A	N/A
UMB Bank, n. a.	3,835,875	11.47	2,007,143	6.00	2,676,191	8.00
Total Capital:
UMB Financial Corporation	4,445,872	13.21	2,693,311	8.00	N/A	N/A
UMB Bank, n. a.	4,094,077	12.24	2,676,191	8.00	3,345,239	10.00
Tier 1 Leverage:
UMB Financial Corporation	3,802,257	8.50	1,789,746	4.00	N/A	N/A
UMB Bank, n. a.	3,835,875	8.52	1,801,784	4.00	2,252,230	5.00

11. EMPLOYEE BENEFITS

The Company has a discretionary noncontributory profit-sharing plan, which features an employee stock ownership plan. This plan is for the benefit of substantially all eligible officers and employees of the Company and its subsidiaries. The Company recognized expense related to such contributions of $2.0 million for the years ended December 31, 2024 and 2023.

The Company has a qualified 401(k) profit sharing plan that permits participants to make contributions by salary deduction, to which the Company makes matching contributions. The Company recognized expense related to matching contributions of $21.0 million, $15.2 million, and $15.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company recognized $35.9 million, $21.3 million, and $16.2 million in expense related to outstanding restricted stock unit grants for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recognized $306 thousand in expense related to outstanding stock options for the year ended December 31, 2025.

The corresponding income tax benefit recognized was $1.3 million, $267 thousand, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company had $27.8 million of unrecognized compensation expense related to outstanding restricted stock unit grants and $86 thousand of unrecognized compensation expense related to outstanding options at December 31, 2025. The tax benefit realized for stock options exercised was $50 thousand, $322 thousand, and $49 thousand for the years ended December 31, 2025, 2024, and 2023, respectively.

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

At the April 24, 2018 shareholders’ meeting, the shareholders of the Company approved the UMB Financial Corporation Omnibus Incentive Compensation Plan which became effective as of April 24, 2018 and replaced the LTIP plan. No service-based restricted stock grants, performance-based restricted stock grants or non-qualified stock options have been issued under the LTIP since 2018. There were no restricted stock grants outstanding under the LTIP as of December 31, 2025, 2024, or 2023.

The non-qualified stock options issued under the LTIP carry a service requirement and grants issued prior to 2016 vested 50% after three years, 75% after four years and 100% after five years, while grants issued in 2016 through 2018 vested 50% after two years, 75% after three years and 100% after four years.

The table below discloses the information relating to non-qualified option activity in 2025 under the LTIP:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the LTIP
Outstanding - December 31, 2024	30,214	$63.87
Granted	—	—
Canceled	—	—
Expired	(358)	51.42
Exercised	(10,548)	58.29
Outstanding - December 31, 2025	19,308	$67.16	0.8	$924,505
Exercisable - December 31, 2025	19,308	$67.16	0.8	$924,505

There were no options granted during 2025, 2024, or 2023. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023, was $619 thousand, $2.3 million and $640 thousand, respectively. As of December 31, 2025, there was no unrecognized compensation cost related to nonvested options.

Cash received from options exercised under all share-based compensation plans was $615 thousand, $4.1 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company has no specific policy to repurchase common shares to mitigate the dilutive impact of options. See a description of the Company’s Repurchase Authorizations in Note 14, “Common Stock and Earnings Per Share,” in the Notes to the Consolidated Financial Statements provided in Item 8 of this report.

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

The service-based restricted stock unit awards are payable in shares of stock and contain a service requirement with grants issued prior to 2023 having a four-year graded vesting schedule in which 50% of the units are vested after two years, 75% are vested after three years, and 100% are vested after four years. Grants of service-based restricted stock units made beginning in 2023 contain a service requirement with a three-year pro-rata vesting schedule.

The performance-based restricted stock unit awards are payable in shares of stock and contain a service and a performance requirement. The performance requirement is based on two predetermined performance requirements over a three-year period. The service requirement portion is a three-year cliff vesting. If the minimum performance requirement is not met, the participants do not receive the shares. Due to the impact of the acquisition of HTLF on the level of achievement of minimum performance requirements for the open performance periods applicable to outstanding awards, on January 27, 2025, certain non-vested performance-based restricted stock unit awards were deemed to be earned at a percentage of target based on results through December 31, 2024, and will vest solely based on the time-based vesting conditions.

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

The table below summarizes the activity of the service-based restricted stock units during 2025:

	Number of Units	Weighted Average Price Per Unit
Service-Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2024	366,985	$85.03
Granted	223,013	111.31
Canceled	(27,475)	102.13
Vested	(169,081)	85.43
Nonvested - December 31, 2025	393,442	$98.56

As of December 31, 2025, there was $16.4 million of unrecognized compensation cost related to the nonvested service-based restricted stock units. The cost is expected to be recognized over a period of 1.8 years.

Total fair value of units vested during the years ended December 31, 2025, 2024, and 2023 was $19.2 million, $14.1 million, and $9.7 million, respectively.

The table below summarizes the activity of the performance-based restricted stock units during 2025:

	Number of Units	Weighted Average Price Per Unit
Performance-Based Restricted Stock Units Under the OICP
Nonvested - December 31, 2024	155,781	$71.60
Granted	98,534	88.11
Canceled	(4,144)	86.33
Vested	(120,042)	89.04
Performance-based adjustment	89,330	80.10
Nonvested - December 31, 2025	219,459	$72.65

As of December 31, 2025, there was $8.6 million of unrecognized compensation cost related to the nonvested performance-based restricted stock units. The cost is expected to be recognized over a period of 1.9 years. The fair value of units vested during the years ended December 31, 2025, 2024 and 2023 was $14.1 million, $8.2 million, and $11.1 million, respectively.

HTLF Long-Term Incentive Plan

In connection with the acquisition of HTLF, certain outstanding and unvested restricted stock unit awards and stock options granted under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan or the Heartland Financial USA, Inc. 2024 Long-Term Incentive Plan (collectively, the HTLF Plan) were assumed and converted to restricted stock unit and stock option awards issued by the Company. The number of shares of the Company's common stock subject to each award equals the shares of HTLF common stock subject to the HTLF award multiplied by the exchange ratio, rounded down to the nearest whole share. For performance-based restricted stock unit awards, the conversion assumed performance at target. The assumed awards are subject to the same vesting terms and conditions as previously set out in the respective grant agreements.

The service-based restricted stock unit awards are payable in shares of stock and contain a service requirement with a three-year pro-rata vesting schedule. The performance-based restricted stock units, converted at target performance, are also payable in shares of stock and contain a three-year service requirement with a cliff vesting. Restricted stock units granted prior to 2023 are not entitled to dividend equivalents; most restricted stock unit grants beginning in 2023 accrue dividends, which are paid without interest only upon vesting of the associated grant.

The table below summarizes the activity of the service-based restricted stock units during 2025:

	Number of Units	Weighted Average Price Per Unit
Service-Based Restricted Stock Units Under the HTLF Plan
Nonvested - December 31, 2024	—	$—
HTLF replacement awards	270,432	117.90
Canceled	(18,056)	117.90
Vested	(197,287)	117.90
Nonvested - December 31, 2025	55,089	$117.90

As of December 31, 2025, there was $2.8 million of unrecognized compensation cost related to nonvested service-based restricted stock units. The cost is expected to be recognized over a period of 1.2 years. The fair value of units vested during the year ended December 31, 2025 was $21.1 million.

The non-qualified stock options contain a service requirement with a four-year pro-rata vesting schedule. The exercise price of the stock options is the exercise price at grant divided by the exchange ratio.

The table below discloses the information relating to non-qualified option activity in 2025 under the HTLF Plan:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Options Under the HTLF Plan
Outstanding - December 31, 2024	—	$—
HTLF replacement awards	22,772	88.80
Canceled	—	—
Expired	—	—
Exercised	(17,810)	88.80
Outstanding - December 31, 2025	4,962	$88.80	6.9	$130,203
Exercisable - December 31, 2025	3,145	$88.80	6.9	$82,525

There were no options granted during 2025. The total intrinsic value of options exercised during the year ended December 31, 2025 was $561 thousand. As of December 31, 2025, there was $86 thousand of unrecognized compensation cost related to nonvested options. The cost is expected to be recognized over a period of 0.9 years.

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

Business Segment financial information is produced using an internal reporting system which is based on a series of management estimates for funds transfer pricing (FTP), and allocations of noninterest expense and income taxes. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company’s broader funding profile. These estimates and allocations are periodically reviewed and refined. The CODM uses the Business Segment net income in deciding how to allocate resources and assess performance for individual Business Segments, including evaluating the cost or opportunity value of funds within each Business Segment and identifying areas of focus for organic growth or acquisition. For comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2025. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

BUSINESS SEGMENT INFORMATION

Segment financial results were as follows (in thousands):

	Year Ended December 31, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$1,291,140	$258,312	$312,753	$1,862,205
Provision for credit losses	126,554	1,844	26,102	154,500
Noninterest income	179,612	444,502	165,936	790,050

Salaries and employee benefits	216,442	195,039	155,794	567,275
Processing fees	14,649	39,264	18,808	72,721
Bankcard	12,536	24,014	12,425	48,975
Amortization of other intangible assets	—	7,349	412	7,761
Allocated technology, service, overhead	421,530	131,121	220,724	773,375
Other segment items*	59,994	37,276	55,423	152,693
Noninterest expense	725,151	434,063	463,586	1,622,800
Income (loss) before taxes	619,047	266,907	(10,999)	874,955
Income tax expense (benefit)	122,087	52,639	(2,169)	172,557
Net income (loss)	$496,960	$214,268	$(8,830)	$702,398
Average assets	$33,205,000	$19,548,000	$13,503,000	$66,256,000

*Other segment items include occupancy, equipment, supplies and services, marketing and business development costs, legal and consulting, and regulatory fees.

	Year Ended December 31, 2024
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$668,235	$197,174	$135,483	$1,000,892
Provision for credit losses	51,781	1,155	8,114	61,050
Noninterest income	134,500	393,984	99,633	628,117

Salaries and employee benefits	110,873	168,515	93,326	372,714
Processing fees	9,284	30,444	13,186	52,914
Bankcard	11,680	21,137	10,873	43,690
Amortization of other intangible assets	—	7,182	524	7,706
Allocated technology, service, overhead	202,224	129,243	118,387	449,854
Other segment items*	33,074	40,795	25,939	99,808
Noninterest expense	367,135	397,316	262,235	1,026,686
Income (loss) before taxes	383,819	192,687	(35,233)	541,273
Income tax expense (benefit)	71,367	35,016	(6,353)	100,030
Net income (loss)	$312,452	$157,671	$(28,880)	$441,243
Average assets	$21,539,000	$14,578,000	$7,073,000	$43,190,000

	Year Ended December 31, 2023
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$600,759	$190,377	$128,980	$920,116
Provision for credit losses	34,315	275	6,637	41,227
Noninterest income	102,753	342,794	96,306	541,853

Salaries and employee benefits	103,784	150,579	88,115	342,478
Processing fees	7,735	24,315	12,754	44,804
Bankcard	10,433	12,190	9,889	32,512
Amortization of other intangible assets	—	7,927	659	8,586
Allocated technology, service, overhead	222,457	139,316	110,332	472,105
Other segment items*	33,648	36,242	28,765	98,655
Noninterest expense	378,057	370,569	250,514	999,140
Income before taxes	291,140	162,327	(31,865)	421,602
Income tax expense	49,602	29,060	(7,084)	71,578
Net income	$241,538	$133,267	$(24,781)	$350,024
Average assets	$20,676,000	$12,504,000	$6,550,000	$39,730,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the years ended December 31, 2025, 2024 and 2023, the Company also had $51.4 million, $39.4 million, and $39.7 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of December 31, 2025 or 2024. Total receivables from revenue recognized under the scope of ASC 606 were $116.1 million and $100.2 million as of December 31, 2025 and December 31, 2024, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three years ended December 31, 2025, 2024, and 2023. As stated in Note 12, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at December 31, 2025 and previously reported results have been reclassified in this filing to conform to the current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Year Ended December 31, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$2,810	$262,667	$77,921	$—	$343,398
Trading and investment banking	—	695	—	24,610	25,305
Service charges on deposit accounts	61,898	41,697	9,477	134	113,206
Insurance fees and commissions	—	—	910	—	910
Brokerage fees	277	68,740	10,575	—	79,592
Bankcard fees	105,359	29,353	30,513	(51,301)	113,924
Investment securities gains, net	—	—	—	30,967	30,967
Other	7,334	2,844	3,621	68,949	82,748
Total noninterest income	$177,678	$405,996	$133,017	$73,359	$790,050

	Year Ended December 31, 2024
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$232,239	$58,332	$—	$290,571
Trading and investment banking	—	1,131	—	23,095	24,226
Service charges on deposit accounts	42,309	36,665	5,425	113	84,512
Insurance fees and commissions	—	—	1,257	—	1,257
Brokerage fees	267	53,532	7,765	—	61,564
Bankcard fees	78,422	27,262	21,395	(39,282)	87,797
Investment securities gains, net	—	—	—	10,720	10,720
Other	2,008	3,014	2,639	59,809	67,470
Total noninterest income	$123,006	$353,843	$96,813	$54,455	$628,117

	Year Ended December 31, 2023
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$—	$203,887	$53,313	$—	$257,200
Trading and investment banking	—	298	—	19,332	19,630
Service charges on deposit accounts	38,358	40,578	5,918	96	84,950
Insurance fees and commissions	—	—	1,009	—	1,009
Brokerage fees	374	46,395	7,350	—	54,119
Bankcard fees	71,632	19,823	22,246	(38,982)	74,719
Investment securities losses, net	—	—	—	(3,139)	(3,139)
Other	762	2,835	2,582	47,186	53,365
Total noninterest income	$111,126	$313,816	$92,418	$24,493	$541,853

14. COMMON STOCK

The following table summarizes the share transactions for the three years ended December 31, 2025 (in thousands, except for share data):

	Shares Issued	Shares in Treasury
Balance January 1, 2023	55,056,730	(6,737,326)
Purchase of Treasury Stock	—	(94,727)
Sale of Treasury Stock	—	7,782
Issued for stock options and restricted stock	—	321,668
Balance December 31, 2023	55,056,730	(6,502,603)
Purchase of Treasury Stock	—	(93,428)
Sale of Treasury Stock	—	6,330
Issued for stock options and restricted stock	—	347,148
Balance December 31, 2024	55,056,730	(6,242,553)
Common stock issuance	23,609,079	—
Purchase of Treasury Stock	—	(157,733)
Sale of Treasury Stock	—	3,226,386
Issued for stock options and restricted stock	—	468,766
Balance December 31, 2025	78,665,809	(2,705,134)

The Board authorized, at its July 25, 2023, April 30, 2024, and April 29, 2025 meetings, the repurchase of up to one million shares of the Company’s common stock. The July 2023 Repurchase Authorization terminated on April 30, 2024, the April 2024 Repurchase Authorization terminated on April 29, 2025, and the April 2025 Repurchase Authorization will terminate on April 28, 2026. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own common shares. The Company has not made any repurchase of its securities other than pursuant to the Repurchase Authorizations, but did acquire shares pursuant to the Company’s share-based incentive programs.

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

Standby letters of credit are conditional commitments issued by the Company payable upon the non-performance of a customer’s obligation to a third party. The Company issues standby letters of credit for terms ranging from three months to six years. The Company generally requires the customer to pledge collateral to support the letter of credit. The maximum liability to the Company under standby letters of credit at December 31, 2025 and 2024, was $468.4 million and $404.7 million, respectively. As of December 31, 2025 and 2024, standby letters of credit totaling $5.4 million and $26.7 million, respectively, were with related parties to the Company.

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

The Company uses contracts to offset interest rate risk on specific securities held in the trading portfolio. As of December 31, 2025 and 2024, there were no notional amounts outstanding for these contracts. There were no open futures contract positions during the years ended December 31, 2025 or 2024. There was no net futures activity for the years ended December 31, 2025, 2024 or 2023. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.

The Company also enters into foreign exchange contracts on a limited basis. For operating purposes, the Company maintains certain balances in foreign banks. Foreign exchange contracts are purchased on a monthly basis to avoid foreign exchange risk on these foreign balances. The Company will also enter into foreign exchange contracts to facilitate foreign exchange needs of customers. The Company will enter into a contract to buy or sell a foreign currency at a future date only as part of a contract to sell or buy the foreign currency at the same future date to a customer. During 2025, contracts to purchase and to sell foreign currency averaged approximately $78.3 million compared to $46.8 million during 2024. The net gains on these foreign exchange contracts for the years ended December 31, 2025, 2024 and 2023 were $7.4 million, $6.1 million and $4.2 million, respectively.

With respect to group concentrations of credit risk, most of the Company’s business activity is with customers in the states of Missouri, Kansas, Colorado, Arizona, Texas, and Utah. At December 31, 2025, the Company did not have any significant credit concentrations in any particular industry.

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contract or Notional Amount December 31,
	2025	2024
Commitments to extend credit for loans (excluding credit card loans)	$17,819,711	$12,904,749
Commitments to extend credit under credit card loans	5,994,640	5,474,758
Commercial letters of credit	217	311
Standby letters of credit	468,384	404,697
Forward contracts	119,978	55,174
Spot foreign exchange contracts	34,233	50,006
Commitments to extend credit for securities purchased under agreements to resell	191,000	96,000

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

The ACL for off-balance sheet credit exposures was $5.7 million and $4.1 million as of December 31, 2025 and 2024, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. Reductions of $2.0 million and $950 thousand of provision for off-balance sheet credit exposures were recorded for the years ended December 31, 2025 and December 31, 2024, respectively. Provision of $2.0 million was recorded for off-balance sheet credit exposures for the year ended December 31, 2023. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

16. INCOME TAXES

Income taxes as set forth below produce effective income tax rates of 19.7% in 2025, 18.5% in 2024, and 17.0% in 2023. These percentages are computed by dividing Income tax expense by Income before income taxes.

Income tax expense includes the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax
Federal	$72,805	$107,697	$81,565
State	16,927	8,507	10,452
Total current tax expense	89,732	116,204	92,017
Deferred tax
Federal	84,417	(20,072)	(19,438)
State	(1,592)	3,898	(1,001)
Total deferred tax expense (benefit)	82,825	(16,174)	(20,439)
Total tax expense
Federal	157,222	87,625	62,127
State	15,335	12,405	9,451
Total tax expense	$172,557	$100,030	$71,578

The reconciliation between the income tax expense and the amount computed by applying the statutory federal tax rate of 21% for income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S federal statutory income tax rate	$183,741	21.0%	$113,667	21.0%	$88,536	21.0%
Domestic federal:
Federal tax credits, net of amortization (as applicable)	(7,280)	(0.8)	(8,252)	(1.5)	(5,049)	(1.2)
Nontaxable and nondeductible items:
Tax-exempt interest income	(25,916)	(3.0)	(20,487)	(3.8)	(20,614)	(4.9)
Other	11,174	1.3	5,235	1.0	1,168	0.3
Domestic state and local income taxes, net of federal income tax effect (1)	10,697	1.2	11,887	2.2	6,233	1.5
Changes in unrecognized tax benefits	39	0.0	(2,087)	(0.4)	1,233	0.3
Other reconciling items	102	0.0	67	0.0	71	0.0
Total tax expense	$172,557	19.7%	$100,030	18.5%	$71,578	17.0%

(1) In general, state and local taxes in California, Colorado, Illinois, Minnesota and New York City made up the majority (greater than 50%) of the tax effect in this category.

The income taxes paid, net of refunds, is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$49,000	$65,500	$69,000
U.S. state and local:
Illinois	3,674	*	*
Other	10,568	11,430	10,334
Foreign	*	*	*
Total income taxes paid, net of refunds	$63,242	$76,930	$79,334

*The amount of income taxes paid, net of refunds received, during the year does not meet the 5% disaggregation threshold.

In preparing its tax returns, the Company is required to interpret tax laws and regulations to determine its taxable income. Periodically, the Company is subject to examinations by various taxing authorities that may give rise to differing interpretations of these laws. Upon examination, agreement of tax liabilities between the Company and the multiple tax jurisdictions in which the Company files tax returns may ultimately be different. The Company is in the examination process with two state tax authorities for various years between tax years 2021 and 2023. The

Company believes the aggregate amount of any additional liabilities that may result from these examinations, if any, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Deferred income taxes result from differences between the carrying value of assets and liabilities measured for financial reporting and the tax basis of assets and liabilities for income tax return purposes.

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net unrealized loss on securities available for sale	$107,222	$196,594
Net unrealized loss on cash flow hedges	—	5,035
Loans, principally due to allowance for credit losses	184,805	57,553
Securities	119,343	—
Equity-based compensation	9,631	7,067
Accrued expenses	46,886	39,008
Deferred compensation	27,088	19,981
Net operating loss carryovers	43,502	2,507
Miscellaneous	2,217	3,541
Total deferred tax assets before valuation allowance	540,694	331,286
Valuation allowance	(39,021)	(11,106)
Total deferred tax assets	501,673	320,180
Deferred tax liabilities:
Net unrealized gain on fair value hedges	(15,549)	(16,395)
Net unrealized gain on cash flow hedges	(6,186)	—
Securities	—	(83)
Land, buildings and equipment	(38,434)	(24,859)
Prepaid expenses	(8,885)	(7,245)
Partnership investments	(4,098)	(4,190)
Trust preferred securities	(11,051)	(6,439)
Intangibles	(132,335)	(13,776)
Miscellaneous	(5,999)	(3,149)
Total deferred tax liabilities	(222,537)	(76,136)
Net deferred tax asset	$279,136	$244,044

As of December 31, 2025, the Company’s gross federal net operating loss carryovers, acquired through the HTLF acquisition and subject to annual utilization limitations under Section 382 of the Internal Revenue Code, totaled $93.7 million. The deferred tax asset associated with these federal net operating loss carryovers was $19.7 million at December 31, 2025, and the Company established a valuation allowance of $2.1 million to reflect expected net operating loss expirations. A majority of these federal net operating losses have an indefinite carryforward period, while others expire at various times between 2026 and 2035. The Company also had gross state net operating loss carryovers of $531.5 million, for which a deferred tax asset of $23.8 million was recorded at December 31, 2025. A majority of these state net operating loss carryovers were acquired through the HTLF acquisition and are subject to annual utilization limitations. Most of these state net operating losses expire at various times between 2026 and 2045 and some have an indefinite carryforward. As of December 31, 2025 and 2024, the Company had a valuation allowance of $15.2 million and $2.5 million, respectively, for certain state net operating losses as they are not expected to be realized. In addition, as of December 31, 2025 and 2024, the Company had a valuation allowance of $21.7 million and $8.6 million, respectively, to reduce certain other state deferred tax assets to the amount management believes will be more likely than not realized.

The net deferred tax asset at December 31, 2025 and December 31, 2024 are included in the Other assets line of the Company’s Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years prior to 2020 in the jurisdictions in which it files.

Liabilities Associated With Unrecognized Tax Benefits

The gross amount of unrecognized tax benefits totaled $8.9 million and $8.3 million at December 31, 2025 and 2024, respectively. The total amount of unrecognized tax benefits, net of associated deferred tax benefit, that would impact the effective tax rate, if recognized, would be $7.1 million and $6.5 million at December 31, 2025 and December 31, 2024, respectively. The unrecognized tax benefits relate to state tax positions that have a corresponding federal tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2025	2024
Unrecognized tax benefits - opening balance	$8,279	$10,921
Gross increases - tax positions in prior period	10	—
Gross decreases - tax positions in prior period	—	(3,051)
Gross increases - current-period tax positions	1,536	1,915
Gross increases - acquisitions	616	—
Lapse of statute of limitations	(1,497)	(1,506)
Unrecognized tax benefits - ending balance	$8,944	$8,279

Investments in Affordable Housing and Renewable Energy

The Company has invested in affordable housing and renewable energy projects sponsored by third parties, commonly referred to as tax equity investments. The primary return on these investments is derived from the realization of federal tax credits and deductions. Tax equity investments are recorded net of accumulated amortization using the proportional amortization method. These investments are included in Other securities on the Consolidated Balance Sheets and totaled $290.3 million and $251.0 million as of December 31, 2025 and 2024, respectively. Unfunded tax equity obligations are included in Other liabilities on the Consolidated Balance Sheets, and totaled $124.9 million and $116.5 million as of December 31, 2025 and 2024, respectively.

The following table summarizes the amortization expense and tax benefit recognized for the Company’s affordable housing projects and other tax credit investments (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amortization Expense (1)	Tax Benefit Recognized (2)	Amortization Expense (1)	Tax Benefit Recognized (2)	Amortization Expense (1)	Tax Benefit Recognized (2)
Low-income housing tax credit	$22,284	$(28,938)	$16,930	$(21,277)	$12,709	$(15,482)
Historic tax credit	1,481	(1,776)	1,471	(1,493)	1,464	(1,714)
New markets tax credit	303	(360)	—	—	—	—
Renewable energy	192	(13)	20,750	(22,318)	—	—
Total	$24,260	$(31,087)	$39,151	$(45,088)	$14,173	$(17,196)
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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2025 and 2024. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of December 31, 2025 and December 31, 2024 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Fair Value	2025	2024	2025	2024
Interest Rate Derivatives:
Derivatives not designated as hedging instruments	$126,423	$102,118	$130,122	$107,386
Derivatives designated as hedging instruments	148,550	132,325	36	56
Total interest rate derivatives	274,973	234,443	130,158	107,442
Commodity Derivatives:
Derivatives not designated as hedging instruments	6,356	—	6,294	—
Total commodity derivatives	6,356	—	6,294	—
Total	$281,329	$234,443	$136,452	$107,442

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both December 31, 2025 and December 31, 2024, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For the years ended December 31, 2025 and 2024 the Company reclassified $4.8 million and $6.1 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $46.7 million net of tax, and $50.4 million net of tax, as of December 31, 2025 and 2024, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2025 and 2024, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both December 31, 2025 and 2024.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of December 31, 2025 and 2024, the Company had 13 interest rate floors and floor spreads with an aggregate notional amount of $3.0 billion that were designated as cash flow hedges of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s items. The Company expects to reclassify $0.5 million from AOCI as a reduction to Interest expense and $3.8 million from AOCI as an increase to Interest income during the next 12 months. As of December 31, 2025, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 10.7 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.

Interest Rate Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of December 31, 2025, the Company had 830 interest rate swaps with an aggregate notional amount of $11.7 billion related to this program. The acquisition of HTLF included 478 interest rate swaps with an aggregate notional amount of $4.2 billion as of the Acquisition Date. As of December 31, 2024, the Company had 298 interest rate swaps with an aggregate notional amount of $5.5 billion.

Commodity Derivatives

The Company executes commodity swap and option contracts with commercial banking customers to facilitate their respective risk management strategies. The Company simultaneously enters into an offsetting contract with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the commodity swaps and option contracts associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest expense in the Consolidated Statements of Income. As of December 31, 2025, the Company had 26 commodity swaps and option contracts with an aggregate remaining volume of 2.1 million oil barrels and 3.6 million British Thermal Units related to this program.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Interest income and Other noninterest expense in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 related to the Company’s derivative assets and liabilities (in thousands):

	Amount of Gain (Loss) Recognized
	For the Year Ended December 31,
	2025	2024	2023
Interest Rate Derivatives
Derivatives not designated as hedging instruments	$(45)	$74	$(69)
Total	$(45)	$74	$(69)
Interest Rate Derivatives
Derivatives designated as hedging instruments:
Fair value adjustments on derivatives	$—	$—	$904
Fair value adjustments on hedged items	—	—	(902)
Total	$—	$—	$2
Commodity Derivatives
Derivatives not designated as hedging instruments	$84	$—	$—
Total	$84	$—	$—

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023 related to the Company’s derivative assets and liabilities (in thousands):

	For the Year Ended December 31, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$33,517	$61,785	$(28,268)	$(13,071)	$(10,727)	$(2,344)
Interest rate swaps	(544)	(544)	—	937	937	—
Total	$32,973	$61,241	$(28,268)	$(12,134)	$(9,790)	$(2,344)

	For the Year Ended December 31, 2024
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(44,268)	$(70,323)	$26,055	$539	$3,857	$(3,318)
Interest rate swaps	3,738	3,738	—	1,417	1,417	—
Total	$(40,530)	$(66,585)	$26,055	$1,956	$5,274	$(3,318)

	For the Year Ended December 31, 2023
Derivatives in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivative	Gain Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	Gain Reclassified from AOCI into Earnings	Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$14,123	$24,826	$(10,703)	$4,605	$6,948	$(2,343)
Interest rate swaps	892	892	—	1,312	1,312	—
Total	$15,015	$25,718	$(10,703)	$5,917	$8,260	$(2,343)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2025, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $3.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. As of December 31, 2025, the Company had posted $4.5 million of collateral. If the Company had breached any of these provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measurement at December 31, 2025 Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$2,636	$2,636	$—	$—
U.S. Agencies	13,489	—	13,489	—
State and political subdivisions	3,697	—	3,697	—
Corporates	2,192	2,192	—	—
Trading – other	317	317	—	—
Trading securities	22,331	5,145	17,186	—
U.S. Treasury	2,320,815	2,320,815	—	—
U.S. Agencies	62,370	—	62,370	—
Mortgage-backed	8,167,873	—	8,167,873	—
State and political subdivisions	2,446,588	—	2,446,588	—
Corporates	177,115	177,115	—	—
Collateralized loan obligations	534,380	—	534,380	—
Securities available for sale	13,709,141	2,497,930	11,211,211	—
Equity securities with readily determinable fair values	14,690	14,690	—	—
Derivatives	281,329	—	281,329	—
Total	$14,027,491	$2,517,765	$11,509,726	$—
Liabilities
Derivatives	$136,452	$—	$136,452	$—
Securities sold not yet purchased	4,052	—	4,052	—
Total	$140,504	$—	$140,504	$—

	Fair Value Measurement at December 31, 2024 Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$1,620	$1,620	$—	$—
U.S. Agencies	8,369	—	8,369	—
State and political subdivisions	11,469	—	11,469	—
Corporates	6,935	6,935	—	—
Trading – other	140	140	—	—
Trading securities	28,533	8,695	19,838	—
U.S. Treasury	1,326,073	1,326,073	—	—
U.S. Agencies	129,047	—	129,047	—
Mortgage-backed	4,420,930	—	4,420,930	—
State and political subdivisions	1,218,569	—	1,218,569	—
Corporates	317,170	317,170	—	—
Collateralized loan obligations	362,545	—	362,545	—
Securities available for sale	7,774,334	1,643,243	6,131,091	—
Equity securities with readily determinable fair values	11,596	11,596	—	—
Derivatives	234,443	—	234,443	—
Total	$8,048,906	$1,663,534	$6,385,372	$—
Liabilities
Derivatives	$107,442	$—	$107,442	$—
Securities sold not yet purchased	7,100	—	7,100	—
Total	$114,542	$—	$114,542	$—

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

Assets measured at fair value on a non-recurring basis as of December 31, 2025 and 2024 (in thousands):

		Fair Value Measurement at December 31, 2025 Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$70,012	$—	$—	$70,012	$(29,420)
Other real estate owned	3,009	—	—	3,009	178
Other repossessed assets	—	—	—	—	—
Total	$73,021	$—	$—	$73,021	$(29,242)

		Fair Value Measurement at December 31, 2024 Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$2,405	$—	$—	$2,405	$(256)
Other real estate owned	—	—	—	—	—
Other repossessed assets	26,779	—	—	26,779	—
Total	$29,184	$—	$—	$29,184	$(256)

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

The estimated fair value of the Company’s financial instruments at December 31, 2025 and 2024 are as follows (in thousands):

	Fair Value Measurement at December 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,441,175	$7,893,082	$1,548,093	$—	$9,441,175
Securities available for sale	13,709,141	2,497,930	11,211,211	—	13,709,141
Securities held to maturity (exclusive of allowance for credit losses)	5,724,227	—	5,250,465	—	5,250,465
Trading securities	22,331	5,145	17,186	—	22,331
Other securities	676,300	14,690	661,610	—	676,300
Loans (exclusive of allowance for credit losses)	38,781,438	—	39,041,201	—	39,041,201
Derivatives	281,329	—	281,329	—	281,329
FINANCIAL LIABILITIES
Time deposits	3,760,862	—	3,760,862	—	3,760,862
Other borrowings	3,324,938	32,133	3,292,805	—	3,324,938
Long-term debt	474,229	—	523,545	—	523,545
Derivatives	136,452	—	136,452	—	136,452
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					14,972
Commitments to extend resell agreements					106
Commercial letters of credit					130
Standby letters of credit					4,483

	Fair Value Measurement at December 31, 2024 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,104,445	$8,559,445	$545,000	$—	$9,104,445
Securities available for sale	7,774,334	1,643,243	6,131,091	—	7,774,334
Securities held to maturity (exclusive of allowance for credit losses)	5,378,912	—	4,748,938	—	4,748,938
Trading securities	28,533	8,695	19,838	—	28,533
Other securities	471,018	11,596	459,422	—	471,018
Loans (exclusive of allowance for credit losses)	25,645,057	—	25,665,211	—	25,665,211
Derivatives	234,443	—	234,443	—	234,443
FINANCIAL LIABILITIES
Time deposits	2,127,667	—	2,127,667	—	2,127,667
Other borrowings	2,609,715	70,405	2,539,310	—	2,609,715
Long-term debt	385,292	—	417,217	—	417,217
Derivatives	107,442	—	107,442	—	107,442
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					12,515
Commitments to extend resell agreements					292
Commercial letters of credit					135
Standby letters of credit					4,375

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

19. PARENT COMPANY FINANCIAL INFORMATION

UMB FINANCIAL CORPORATION

BALANCE SHEETS (in thousands)

	December 31,
	2025	2024
ASSETS
Investment in subsidiaries:
Banks	$7,527,586	$3,462,767
Non-banks	209,109	188,605
Total investment in subsidiaries	7,736,695	3,651,372
Goodwill on purchased affiliates	5,011	5,011
Cash	305,672	123,091
Investment securities and other	223,891	151,094
Total assets	$8,271,269	$3,930,568
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$474,229	$385,292
Accrued expenses and other	103,472	78,735
Total liabilities	577,701	464,027
Shareholders' equity	7,693,568	3,466,541
Total liabilities and shareholders' equity	$8,271,269	$3,930,568

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands)

	Year Ended December 31,
	2025	2024	2023
INCOME
Dividends and income received from subsidiaries	$108,000	$108,500	$88,500
Service fees from subsidiaries	203,018	77,906	66,450
Other	27,656	9,928	13,268
Total income	338,674	196,334	168,218
EXPENSE
Salaries and employee benefits	127,795	75,433	67,015
Other	99,802	59,974	43,418
Total expense	227,597	135,407	110,433
Income before income taxes and equity in undistributed earnings of subsidiaries	111,077	60,927	57,785
Income tax expense (benefit)	3,541	(8,179)	(9,165)
Income before equity in undistributed earnings of subsidiaries	107,536	69,106	66,950
Equity in undistributed earnings of subsidiaries:
Banks	589,408	357,257	291,473
Non-Banks	5,454	14,880	(8,399)
Net income	$702,398	$441,243	$350,024
Other comprehensive income (loss)	311,530	(16,115)	145,800
Comprehensive income	$1,013,928	$425,128	$495,824

STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$702,398	$441,243	$350,024
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(702,862)	(480,637)	(371,574)
Dividends received from subsidiaries	108,000	108,500	88,500
Depreciation and amortization	105	14	18
Amortization of debt issuance costs	745	876	876
Equity based compensation	37,745	22,579	18,694
Changes in other assets and liabilities, net	31,527	471	(32,493)
Net cash provided by operating activities	177,658	93,046	54,045
INVESTING ACTIVITIES
Net capital investment in subsidiaries	(220,287)	2,319	(3,570)
Net cash activity from acquisitions and divestitures	170,052	—	—
Net increase in investment securities	(6,585)	(33)	(30)
Net cash (used in) provided by investing activities	(56,820)	2,286	(3,600)
FINANCING ACTIVITIES
Cash dividends paid	(135,620)	(77,127)	(74,245)
Repayment from long-term debt	(200,000)	—	—
Common stock issuance	235,141	—	—
Payment of common stock issuance costs	(524)	(1,413)	—
Proceeds from exercise of stock options and sales of treasury stock	1,308	4,685	2,461
Purchases of treasury stock	(17,628)	(7,738)	(8,367)
Preferred stock issuance	294,066	—	—
Preferred stock redemption	(115,000)	—	—
Net cash provided by (used in) by financing activities	61,743	(81,593)	(80,151)
Net increase (decrease) in cash	182,581	13,739	(29,706)
Cash and cash equivalents at beginning of period	123,091	109,352	139,058
Cash and cash equivalents at end of period	$305,672	$123,091	$109,352

20. Acquisition

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

The following table summarizes the net assets acquired (at fair value) and consideration transferred for HTLF as of January 31, 2025 (in thousands, except for per share data):

Fair Value January 31, 2025
Assets
Loans, net of allowance for credit losses on loans	$9,734,711
Investment securities	3,648,445
Interest-bearing due from banks	965,003
Cash and due from banks	174,985
Premises and equipment, net	174,579
Identifiable intangible assets	511,021
Other assets	904,481
Total assets acquired	$16,113,225

Liabilities
Noninterest-bearing deposits	$3,761,997
Interest-bearing deposits	10,586,989
Long-term debt	278,018
Other liabilities	199,532
Total liabilities assumed	$14,826,536

Net identifiable assets acquired	$1,286,689
Preliminary goodwill	1,632,440
Net assets acquired	$2,919,129

Consideration
Common stock consideration:
Company's common shares issued	23,609
Purchase price per share of the Company's common stock	$117.90
Fair value of common stock consideration	$2,783,510
Preferred stock consideration	115,230
Stock-based compensation consideration	20,389
Fair value of total consideration transferred	$2,919,129

The fair value of the acquired assets and liabilities noted in the table above is preliminary as of December 31, 2025, pending a final adjustment to the valuation allowance against certain state deferred tax assets, as described below. During the preliminary period (Measurement Period), which may last up to twelve months subsequent to the Acquisition Date, the Company will continue to review information relating to events and circumstances existing as of the Acquisition Date that could impact the preliminary fair value estimates of the acquired assets and liabilities. In the table of acquired net assets above, the amount of net assets acquired reflect Measurement Period adjustments made since Acquisition Date that resulted in a net decrease in net assets acquired of $41.4 million. This decrease was primarily driven by a decrease in the value of various investment securities of $29.7 million, based on indicative market pricing determined to be in existence as of the Acquisition Date and increases of $23.1 million in the ACL for PCD loans based on credit factors that were determined to be in existence as of the Acquisition Date, partially offset by an increase of $10.2 million in the related deferred tax assets. The Company has been completing a comprehensive review of the fair value of the acquired assets and liabilities, including an evaluation of all facts and circumstances that existed as of the Acquisition Date. As of the date of this report, this process is complete and the Company has finalized its analysis. After December 31, 2025, but before the end of the Measurement Period, the Company recorded an adjustment of $2.2 million to the valuation allowance against certain state deferred tax assets.

The amount of goodwill arising from the acquisition reflects the Company’s increased market share and related synergies that are expected to result from combining the operations of UMB and HTLF. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. The Company has approximately $44.0 million of tax-deductible goodwill that arose in previous transactions completed by HTLF which carries over. The remaining goodwill related to the acquisition is not expected to be deductible for tax purposes. Of the $1.6 billion in goodwill arising from the acquisition, $979.5 million was assigned to the Commercial Banking segment and $653.0 million was assigned to the Personal Banking segment. The fair value of the acquired identifiable intangible assets of $511.0 million is comprised of a core deposit intangible of $474.1 million, a customer list of $26.0 million and purchased credit card relationships of $10.9 million.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Loans A valuation of the loans was performed by a third party as of the Acquisition Date to assess the fair value. The fair value of loans was based on a discounted cash flow method that considered the loans’ underlying characteristics including account type, remaining terms of loan, annual interest rates or coupon, fixed or variable interest rate, past delinquencies, risk rating, timing of principal and interest payments, current market rates, loan to value ratios, loss exposure, more specifically the probability of default and loss given default, and remaining balance. Loans were aggregated according to similar characteristics when applying the valuation method.

The Company's accounting methods for acquired Non-PCD and PCD loans are discussed in Note 1, "Summary of Significant Accounting Policies". At the Acquisition Date, the fair value of Non-PCD loans was $6.7 billion, compared to the unpaid principal balance of $7.1 billion.

The following table presents the unpaid principal balance and fair value of the loans acquired in the HTLF acquisition as of the Acquisition Date (in thousands):

	Unpaid Principal Balance	Fair Value
Non-PCD loans	$7,067,238	$6,688,190
PCD loans	3,237,332	3,046,521
Total loans	$10,304,570	$9,734,711

At the Acquisition Date, of the $9.7 billion of loans acquired from HTLF, $3.0 billion were accounted for as PCD loans.

The following table provides a summary of PCD loans purchased as part of the HTLF acquisition as of the Acquisition Date (in thousands):

January 31, 2025
Principal of PCD loans acquired	$3,237,332
PCD ACL at acquisition	(85,299)
Non-credit discount on PCD loans	(105,512)
Fair value of PCD Loans	$3,046,521

Investment securities The portion of the investment securities portfolio that was classified as available-for-sale was valued utilizing third-party pricing services for those securities retained and valued using the actual sales prices for those securities that were sold shortly after the close of the acquisition. The portion of the investment securities portfolio that was classified as held-to-maturity as of the Acquisition Date were priced by a third party using a discounted cash flow methodology similar to the methodology described above for the valuation of loans.

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

The results of HTLF are included in the results of the Company subsequent to the Acquisition Date. Transaction costs incurred after the Acquisition Date totaled $140.1 million, primarily in Salaries and employee benefits and Legal and consulting in the Consolidated Statements of Income, as well as $62.0 million in Provision expense to establish an ACL on the HTLF loans designated as non-PCD as of the Acquisition Date (Day 1 Provision expense). Additional transaction and integration costs will be expensed in future periods as incurred.

The following unaudited pro forma information combines the historical results of HTLF and the Company. The unaudited pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the HTLF acquisition had been completed on January 1, 2024, total revenue would have been approximately $2.7 billion and $2.5 billion for the year ended December 31, 2025 and December 31, 2024, respectively. Net income available to common shareholders would have been approximately $843.3 million and $504.0 million, respectively, for the same periods. Basic earnings per share would have been $11.20 and $6.96 for the same periods, respectively.

The unaudited pro forma information above reflects adjustments made to exclude the impact of acquisition-related expenses of $142.0 million for the year ended December 31, 2025 and include such expenses in the year ended December 31, 2024. Day 1 provision expense of $62.0 million was included in 2024 to reflect the assumption of the acquisition timing noted above. Adjustments also included adjusting net interest income by the estimated net accretion of fair value marks on acquired loans, HTM securities, time deposits and long-term debt of $12.8 million and $153.1 million for the years ended December 31, 2025 and December 31, 2024, respectively, and adjusting noninterest expense for the estimated net amortization of intangibles and fair value marks on premises and equipment of $8.0 million and $96.0 million for the years ended December 31, 2025 and December 31, 2024, respectively.

The unaudited pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired HTLF during the periods presented.

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

The Company acquired HTLF on January 31, 2025. As permitted by guidance issued by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management has elected to exclude HTLF from its assessment of the effectiveness on internal control over financial reporting as of December 31, 2025. Total assets of HTLF represent approximately 22.0% of the consolidated financial statement amounts as of December 31, 2025 and net interest income and noninterest income of HTLF represent approximately 19.2% of the consolidated financial statement amounts for the year ended December 31, 2025.

KPMG LLP, Kansas City, Missouri, (U.S. PCAOB Auditor Firm ID: 185), the independent registered public accounting firm that audited the financial statements included within this report, has issued an attestation report on the effectiveness of internal control over financial reporting at the end of the period covered by this report. KPMG LLP's attestation report is set forth below.

Changes in Internal Control Over Financial Reporting During the first quarter of 2025, as a result of the HTLF acquisition, management commenced the evaluation of the acquired entities controls, and begun designing and implementing new controls as needed. The evaluation of the changes to processes, information technology systems, and other components of internal control over financial reporting related to the operations of HTLF is ongoing. Otherwise, no change in the Company’s internal control over financial reporting occurred during the last quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
UMB Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited UMB Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Heartland Financial USA, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Heartland Financial USA, Inc.’s internal control over financial reporting associated with 22.0% of total assets and 19.2% of total net interest income and noninterest income included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Heartland Financial USA, Inc..

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

February 26, 2026

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

The information required by this item regarding Directors is incorporated herein by reference to information to be included under the caption "Proposal #1: Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2026 (the 2026 Annual Meeting of Shareholders), which will be provided to shareholders within 120 days after December 31, 2025.

The information required by this item regarding the Audit Committee and the Audit Committee financial experts is incorporated herein by reference to information to be included under the caption "Corporate Governance – Committees of the Board of Directors – Audit Committee" of the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2025.

The information required by this item concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to information to be included under the caption "Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information to be included under the Executive Compensation sections of the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders to information to be included under the caption "Stock Ownership - Principal Shareholders," which will be provided to shareholders within 120 days after December 31, 2025.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2025, under the caption "Stock Ownership – Stock Owned by Directors, Nominees, and Executive Officers."

The following table summarizes shares authorized for issuance under the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (ii)	Weighted average exercise price of outstanding options, warrants and rights (b) (iii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Long Term Incentive Plan	19,308	$67.16	None
2018 Omnibus Incentive Compensation Plan	None	None	1,808,357
HTLF Compensation Plans (i)	60,051	88.80	1,148,188
Equity compensation plans not approved by security holders	None	None	None
Total	79,359	$83.53	2,956,545

(i) Includes the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan and the Heartland Financial USA, Inc. 2024 Long-Term Incentive Plan.

(ii) For HTLF Plans, includes 55,089 RSUs and 4,962 stock options that were outstanding at December 31, 2025.

(iii) Weighted average exercise price of stock options only.

For additional information concerning the Company’s equity compensation plans, see Note 11, “Employee Benefits,” in the Notes to the Consolidated Financial Statements provided in Item 8 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information to be provided under the captions “Corporate Governance – Transactions with Related Persons”, “Corporate Governance – The Board of Directors – Independent Directors” and “Corporate Governance – Committees of the Board of Directors” of the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information to be provided under the caption "Proposal #3: Ratification of the Corporate Audit Committee’s Engagement of KPMG LLP as UMB’s Independent Public Accounting Firm for 2025” of the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be provided to shareholders within 120 days after December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of the Company are included in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the Three Years Ended December 31, 2025

Consolidated Statements of Comprehensive Income for the Three Years Ended December 31, 2025

Consolidated Statements of Changes in Shareholders' Equity for the Three Years Ended December 31, 2025

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2025

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
3.4

Certificate of Designation for the UMB Preferred Stock, dated as of June 12, 2025 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated June 12, 2025 and filed with the Commission on June 12, 2025).

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

4.3	Description of UMB Financial Corporation’s Securities filed herewith.
4.4

Second Supplemental Indenture, dated as of September 28, 2022, by and between UMB Financial Corporation and Wells Fargo, National Association, as Trustee, with respect to the 6.250% Fixed-to-Fixed Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 28, 2022 and filed with the Commission on September 28, 2022).

4.5

Form of 6.250% Fixed-to-Fixed Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 28, 2022 and filed with the Commission on September 28, 2022).

4.6

Form of 7.750% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated June 12, 2025 and filed with the Commission on June 12, 2025).

4.7

Deposit Agreement among UMB Financial Corporation, Computershare Trust Company, N.A., Computershare, Inc. and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 12, 2025 and filed with the Commission on June 12, 2025).

4.8	Form of Depositary Receipt representing Depositary Shares (included in Exhibit 4.7 hereto).
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

10.7

UMBF Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s April 30, 2024 Annual Meeting filed with the Commission on March 13, 2024).

10.8

Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the Commission on February 3, 2025).

10.9

Heartland Financial USA, Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company's Registration Statement on Form S-8 filed with the Commission on February 3, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Form 10-K for December 31, 2024 and filed with the Commission on February 27, 2025).
21.1	Subsidiaries of the Registrant filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP filed herewith.
24.1	Power of Attorney filed herewith.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.
97.1	Compensation Recovery Policy filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document filed herewith.
104	The cover page of our Form 10-K for the year ended December 31, 2025, formatted in iXBRL.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 26, 2026.

UMB FINANCIAL CORPORATION

/s/ J. Mariner Kemper
J. Mariner Kemper
Chairman of the Board,
Chief Executive Officer

/s/ Ram Shankar
Ram Shankar
Chief Financial Officer

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/ Robin C. Beery	Director	/s/ Janine A. Davidson	Director
Robin C. Beery		Janine A. Davidson

/s/ Kevin C. Gallagher	Director	/s/ Greg M. Graves	Director
Kevin C. Gallagher		Greg M. Graves

/s/ Bradley J. Henderson	Director	/s/ Jennifer K. Hopkins	Director
Bradley J. Henderson		Jennifer K. Hopkins

/s/ Gordon E. Lansford III	Director	/s/ Margaret Lazo	Director
Gordon E. Lansford III		Margaret Lazo

/s/ Susan G. Murphy	Director	/s/ Timothy R. Murphy	Director
Susan G. Murphy		Timothy R. Murphy

/s/ Tamara M. Peterman	Director	/s/ Kris A. Robbins	Director
Tamara M. Peterman		Kris A. Robbins

/s/ John K. Schmidt	Director	/s/ L. Joshua Sosland	Director
John K. Schmidt		L. Joshua Sosland

/s/ Leroy J. Williams	Director	/s/ J. Mariner Kemper	Director, Chairman of the Board, Chief Executive Officer
Leroy J. Williams		J. Mariner Kemper Attorney-in-Fact for each director