Form 10-Q
period 2026-03-31
UMB FINANCIAL CORP
filed 2026-04-30
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, UMB Financial Corporation had 75,978,727 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Loans	$40,134,325	$38,779,408
Allowance for credit losses on loans	(425,876)	(419,478)
Net loans	39,708,449	38,359,930
Loans held for sale	4,471	2,030
Securities:
Available for sale (amortized cost of $14,037,520 and $13,999,900, respectively)	13,660,886	13,709,141
Held to maturity, net of allowance for credit losses of $3,357 and $1,684, respectively (fair value of $5,172,564 and $5,250,465, respectively)	5,699,881	5,722,543
Trading securities	24,205	22,331
Other securities	685,590	676,300
Total securities	20,070,562	20,130,315
Federal funds sold and securities purchased under agreements to resell	1,524,669	1,548,093
Interest-bearing due from banks	5,655,290	6,940,535
Cash and due from banks	735,829	952,547
Premises and equipment, net	391,020	398,271
Accrued income	342,685	349,639
Goodwill	1,837,594	1,839,825
Other intangibles, net	463,409	486,869
Other assets	1,940,183	2,086,036
Total assets	$72,674,161	$73,094,090

LIABILITIES
Deposits:
Noninterest-bearing demand	$17,041,696	$17,143,341
Interest-bearing demand and savings	39,728,542	39,752,587
Time deposits under $250,000	1,823,536	1,934,617
Time deposits of $250,000 or more	1,386,982	1,826,245
Total deposits	59,980,756	60,656,790
Federal funds purchased and repurchase agreements	3,550,738	3,324,938
Long-term debt	477,164	474,229
Accrued expenses and taxes	309,932	435,351
Other liabilities	528,574	509,214
Total liabilities	64,847,164	65,400,522

SHAREHOLDERS' EQUITY
Series B Fixed-Rate Reset Non-Cumulative Perpetual Preferred stock, $0.01 par value; 30,000 authorized, issued and outstanding	294,066	294,066
Common stock, $1.00 par value; 160,000,000 shares authorized; 78,665,809 shares issued, 75,977,250 and 75,960,675 shares outstanding, respectively	78,666	78,666
Capital surplus	4,006,726	4,011,047
Retained earnings	3,958,611	3,736,413
Accumulated other comprehensive loss, net	(331,350)	(261,520)
Treasury stock, 2,688,559 and 2,705,134 shares, at cost, respectively	(179,722)	(165,104)
Total shareholders' equity	7,826,997	7,693,568
Total liabilities and shareholders' equity	$72,674,161	$73,094,090

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME
Loans	$633,078	$527,404
Securities:
Taxable interest	145,299	98,296
Tax-exempt interest	34,454	29,963
Total securities income	179,753	128,259
Federal funds and resell agreements	16,063	6,952
Interest-bearing due from banks	37,902	74,985
Trading securities	271	370
Total interest income	867,067	737,970
INTEREST EXPENSE
Deposits	292,373	303,406
Federal funds and repurchase agreements	29,698	25,790
Other	10,630	11,135
Total interest expense	332,701	340,331
Net interest income	534,366	397,639
Provision for credit losses	27,000	86,000
Net interest income after provision for credit losses	507,366	311,639
NONINTEREST INCOME
Trust and securities processing	94,667	79,781
Trading and investment banking	7,740	5,911
Service charges on deposit accounts	29,474	27,457
Insurance fees and commissions	255	178
Brokerage fees	21,089	18,102
Bankcard fees	28,878	26,293
Investment securities gains (losses), net	3,046	(4,782)
Other	19,644	13,258
Total noninterest income	204,793	166,198
NONINTEREST EXPENSE
Salaries and employee benefits	219,681	221,398
Occupancy, net	19,075	16,069
Equipment	13,320	16,948
Supplies and services	5,604	4,785
Marketing and business development	13,792	7,998
Processing fees	42,059	40,850
Legal and consulting	9,087	28,606
Bankcard	11,841	12,795
Amortization of other intangible assets	23,460	17,482
Regulatory fees	8,270	8,237
Other	14,694	9,619
Total noninterest expense	380,883	384,787
Income before income taxes	331,276	93,050
Income tax expense	69,838	11,717
NET INCOME	$261,438	$81,333
Less: Preferred dividends	5,813	2,013
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$255,625	$79,320

PER SHARE DATA
Net income per common share – basic	$3.36	$1.22
Net income per common share – diluted	3.35	1.21
Dividends per common share	0.43	0.40
Weighted average common shares outstanding – basic	76,032,620	65,063,262
Weighted average common shares outstanding – diluted	76,399,233	65,496,058

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$261,438	$81,333
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(85,472)	76,235
Less: Reclassification adjustment for net gains included in net income	(403)	(390)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	7,088	8,290
Change in unrealized gains and losses on debt securities	(78,787)	84,135
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	(16,053)	22,646
Less: Reclassification adjustment for net gains included in net income	(797)	(24)
Change in unrealized gains and losses on derivative hedges	(16,850)	22,622
Other comprehensive (loss) income, before tax	(95,637)	106,757
Income tax benefit (expense)	25,807	(26,405)
Other comprehensive (loss) income	(69,830)	80,352
Comprehensive income	$191,608	$161,685

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2025	$—	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541
Total comprehensive income	—	—	—	81,333	80,352	—	161,685
Cash dividends declared:
Preferred dividends ($175.00 per share)	—	—	—	(2,013)	—	—	(2,013)
Common dividends ($0.40 per share)	—	—	—	(29,402)	—	—	(29,402)
Purchase of treasury stock	—	—	—	—	—	(15,434)	(15,434)
Issuances of equity awards, net of forfeitures	—	—	(15,595)	—	—	16,395	800
Recognition of equity-based compensation	—	—	32,419	—	—	—	32,419
Sale of treasury stock	—	—	116	—	—	60	176
Exercise of stock options	—	—	126	—	—	179	305
Common stock issuance	—	—	67,056	—	—	168,085	235,141
Stock issuance for acquisition, net of issuance costs	110,705	23,609	2,763,902	—	—	—	2,898,216
Balance – March 31, 2025	$110,705	$78,666	$3,993,662	$3,224,866	$(492,698)	$(166,767)	$6,748,434

Balance – January 1, 2026	$294,066	$78,666	$4,011,047	$3,736,413	$(261,520)	$(165,104)	$7,693,568
Total comprehensive income	—	—	—	261,438	(69,830)	—	191,608
Cash dividends declared:
Preferred dividends ($193.75 per share)	—	—	—	(5,813)	—	—	(5,813)
Common dividends ($0.43 per share)	—	—	—	(33,427)	—	—	(33,427)
Purchase of treasury stock	—	—	—	—	—	(32,814)	(32,814)
Issuances of equity awards, net of forfeitures	—	—	(16,311)	—	—	17,810	1,499
Recognition of equity-based compensation	—	—	11,924	—	—	—	11,924
Sale of treasury stock	—	—	83	—	—	86	169
Exercise of stock options	—	—	(17)	—	—	300	283
Balance – March 31, 2026	$294,066	$78,666	$4,006,726	$3,958,611	$(331,350)	$(179,722)	$7,826,997

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$261,438	$81,333
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,000	86,000
Net accretion of premiums and discounts from acquisition	(45,184)	(26,435)
Depreciation and amortization	35,094	29,366
Amortization of debt issuance costs	106	219
Deferred income tax expense	21,123	16,710
Net increase in trading securities and other earning assets	(1,874)	(6,928)
(Gains) losses on investment securities, net	(3,046)	4,782
Losses on sales of assets	919	18
Amortization of securities premiums, net of discount accretion	(2,935)	5,126
Originations of loans held for sale	(28,967)	(18,279)
Gains on sales of loans held for sale, net	(706)	(453)
Proceeds from sales of loans held for sale	27,232	16,389
Equity-based compensation	13,423	12,830
Changes in:
Accrued income	6,954	12,271
Accrued expenses and taxes	(123,188)	(59,461)
Other assets and liabilities, net	173,884	209,533
Net cash provided by operating activities	361,273	363,021
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	101,529	115,631
Purchases	(74,398)	(9,049)
Securities available for sale:
Sales	51,771	611,423
Maturities, calls and principal repayments	532,468	386,343
Purchases	(606,550)	(914,361)
Equity securities with readily determinable fair values:
Sales	20,431	—
Purchases	(105)	(291)
Equity securities without readily determinable fair values:
Sales	7,708	40
Maturities, calls and principal repayments	9,901	8,210
Purchases	(33,956)	(62,810)
Payment of tax equity investment commitments	(22,684)	(21,871)
Net increase in loans	(1,346,054)	(481,826)
Net decrease (increase) in fed funds sold and resell agreements	23,424	(91,069)
Net cash activity from acquisitions and divestitures	—	174,985
Net (increase) decrease in interest-bearing balances due from other financial institutions	(8,667)	956,440
Net purchases of premises and equipment	(4,517)	(8,823)
Proceeds from bank-owned and company-owned life insurance death benefit	—	232
Net cash (used in) provided by investing activities	(1,349,699)	663,204

FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(125,690)	1,533,318
Net decrease in time deposits	(550,344)	(504,295)
Net increase (decrease) in fed funds purchased and repurchase agreements	225,800	(72,365)
Repayment of long-term debt	—	(11,055)
Cash dividends paid	(39,611)	(30,117)
Payment of common stock issuance costs	—	(524)
Proceeds from exercise of stock options and sales of treasury shares	452	481
Purchases of treasury stock	(32,814)	(15,434)
Common stock issuance	—	235,141
Net cash (used in) provided by financing activities	(522,207)	1,135,150
(Decrease) increase in cash and cash equivalents	(1,510,633)	2,161,375
Cash and cash equivalents at beginning of period	7,771,973	8,448,691
Cash and cash equivalents at end of period	$6,261,340	$10,610,066

Supplemental disclosures:
Income tax (refunds) payments	$(1,370)	$1,732
Total interest payments	345,994	326,798
Noncash disclosures:
Acquisition of tax equity investments	$—	$14,036
Commitment to fund tax equity investments	—	14,036
Transfer of loans to other real estate owned	354	486
Transfer of loans to other repossessed assets	—	10
Issuance of common stock as consideration for acquisition	—	2,783,510
Issuance of preferred stock as consideration for acquisition	—	115,230
Stock based compensation as consideration for acquisition	—	20,389

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

1. Financial Statement Presentation

The Consolidated Financial Statements include the accounts of UMB Financial Corporation and its subsidiaries (collectively, the Company) after the elimination of all intercompany transactions. In the opinion of management of the Company, all adjustments relating to items that are of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations have been made. The results of operations and cash flows for the interim periods presented may not be indicative of the results of the full year ending December 31, 2026. The financial statements should be read in conjunction with “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q (the Form 10-Q) and in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on February 26, 2026 (the Form 10-K).

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of March 31, 2026 and March 31, 2025 (in thousands):

	March 31,
	2026	2025
Due from the FRB	$5,525,511	$9,692,616
Cash and due from banks	735,829	917,450
Cash and cash equivalents at end of period	$6,261,340	$10,610,066

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $129.8 million and $119.3 million at March 31, 2026 and March 31, 2025, respectively.

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

Per Share Data

Basic net income per common share is computed using net income available to common shareholders and the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share is determined using net income available to common shareholders and the weighted average common shares and assumed incremental common shares issued. The following table provides the amounts used in the determination of basic and diluted net income per common share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$261,438	$81,333
Less: Preferred dividends	5,813	2,013
Net income available to common shareholders	$255,625	$79,320

Weighted average common shares outstanding for basic earnings per share	76,032,620	65,063,262
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	366,613	432,796
Weighted average common shares for diluted earnings per share	76,399,233	65,496,058
Net income per common share – basic	$3.36	$1.22
Net income per common share – diluted	3.35	1.21
Number of antidilutive restricted stock units excluded from diluted earnings per share computation	202,485	—
Number of antidilutive stock options excluded from diluted earnings per share computation	—	4,962

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

3. New Accounting Pronouncements

Income Statement Reporting In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The amendments in this update require additional disclosures providing disaggregated information about prescribed categories underlying relevant income statement expense captions. The amendments in this update are effective for fiscal years beginning January 1, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted and should be applied on a prospective basis. The adoption of this accounting pronouncement will have no impact on the Consolidated Financial Statements aside from additional disclosures.

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$8,811	$1	$55,975	$64,787	$17,003,977	$17,068,764
Specialty lending	—	—	—	—	646,027	646,027
Commercial real estate	8,647	959	63,436	73,042	16,554,028	16,627,070
Consumer real estate	11,631	—	31,103	42,734	4,386,994	4,429,728
Consumer	568	5,182	147	5,897	230,085	235,982
Credit cards	10,603	8,782	589	19,974	697,857	717,831
Leases and other	—	—	—	—	408,923	408,923
Total loans	$40,260	$14,924	$151,250	$206,434	$39,927,891	$40,134,325

	December 31, 2025
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$36,391	$6,417	$26,633	$69,441	$16,201,079	$16,270,520
Specialty lending	—	—	—	—	518,237	518,237
Commercial real estate	24,786	—	86,838	111,624	16,264,615	16,376,239
Consumer real estate	10,451	244	29,910	40,605	4,395,863	4,436,468
Consumer	689	5,237	777	6,703	232,108	238,811
Credit cards	9,194	6,505	508	16,207	684,526	700,733
Leases and other	—	—	—	—	238,400	238,400
Total loans	$81,511	$18,403	$144,666	$244,580	$38,534,828	$38,779,408

The Company sold consumer real estate loans with proceeds of $27.2 million and $16.4 million in the secondary market without recourse during the three months ended March 31, 2026 and 2025, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $151.3 million and $144.7 million at March 31, 2026 and December 31, 2025, respectively. Restructured loans totaled $163 thousand and $169 thousand at March 31, 2026 and December 31, 2025, respectively. Loans 90 days past due and still accruing interest amounted to $14.9 million and $18.4 million at March 31, 2026 and December 31, 2025, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2026 and 2025. Nonaccrual loans with no related allowance for credit losses totaled $76.9 million and $76.8 million at March 31, 2026 and December 31, 2025, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$55,975	$12,640
Specialty lending	—	—
Commercial real estate	63,436	33,407
Consumer real estate	31,103	30,094
Consumer	147	147
Credit cards	589	589
Leases and other	—	—
Total loans	$151,250	$76,877

	December 31, 2025
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$26,633	$10,870
Specialty lending	—	—
Commercial real estate	86,838	35,973
Consumer real estate	29,910	28,661
Consumer	777	777
Credit cards	508	508
Leases and other	—	—
Total loans	$144,666	$76,789

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of March 31, 2026 and December 31, 2025, as well as the gross charge-offs by loan class and origination year for the three months ended March 31, 2026 (in thousands):

	March 31, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$944,324	$2,793,596	$1,811,310	$907,969	$874,584	$762,205	$5,791,960	$44,961	$13,930,909
Agriculture	6,744	26,657	20,970	23,301	6,582	5,492	400,425	479	490,650
NDFIs	39,118	190,987	282,494	360,651	60,399	27,655	1,674,758	—	2,636,062
Overdrafts	—	—	—	—	—	—	11,143	—	11,143
Total Commercial and industrial	990,186	3,011,240	2,114,774	1,291,921	941,565	795,352	7,878,286	45,440	17,068,764
Current period charge-offs	—	—	—	82	117	73	3,077	—	3,349
Specialty lending:
Asset-based lending	51,006	45,458	5,528	—	5,407	46,864	491,764	—	646,027
Total Specialty lending	51,006	45,458	5,528	—	5,407	46,864	491,764	—	646,027
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	272,512	1,130,699	594,932	553,366	938,003	1,396,518	46,285	—	4,932,315
Non-owner-occupied	486,814	1,629,000	693,463	682,722	994,330	1,310,146	41,608	—	5,838,083
Farmland	27,169	274,103	72,016	81,613	120,284	230,060	45,813	—	851,058
5+ Multi-family	175,875	205,422	194,712	169,618	509,376	523,346	10,198	—	1,788,547
1-4 Family construction	27,446	53,800	2,036	239	518	—	3,574	—	87,613
General construction	290,623	909,104	777,647	623,551	383,963	41,025	103,504	37	3,129,454
Total Commercial real estate	1,280,439	4,202,128	2,334,806	2,111,109	2,946,474	3,501,095	250,982	37	16,627,070
Current period charge-offs	—	—	403	6,145	3,221	995	—	—	10,764
Consumer real estate:
HELOC	608	743	393	1,718	2,555	8,562	700,318	4,329	719,226
First lien: 1-4 family	164,414	602,689	341,374	347,866	608,389	1,513,971	6,914	90	3,585,707
Junior lien: 1-4 family	3,985	18,623	28,274	18,352	27,443	22,443	5,675	—	124,795
Total Consumer real estate	169,007	622,055	370,041	367,936	638,387	1,544,976	712,907	4,419	4,429,728
Current period charge-offs	—	—	—	367	64	82	—	—	513
Consumer:
Revolving line	—	1,485	34	22	48	595	147,111	2,749	152,044
Auto	2,427	7,166	6,322	8,319	4,283	876	—	—	29,393
Other	3,150	10,712	9,891	3,037	5,632	1,796	20,327	—	54,545
Total Consumer	5,577	19,363	16,247	11,378	9,963	3,267	167,438	2,749	235,982
Current period charge-offs	—	11	31	45	9	8	981	—	1,085
Credit cards:
Consumer	—	—	—	—	—	—	341,393	—	341,393
Commercial	—	—	—	—	—	—	376,438	—	376,438
Total Credit cards	—	—	—	—	—	—	717,831	—	717,831
Current period charge-offs	—	—	—	—	—	—	5,876	—	5,876
Leases and other:
Leases	—	—	—	—	—	1,186	—	—	1,186
Other	22,966	166,465	17,497	7,386	7,721	11,716	173,986	—	407,737
Total Leases and other	22,966	166,465	17,497	7,386	7,721	12,902	173,986	—	408,923
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$2,519,181	$8,066,709	$4,858,893	$3,789,730	$4,549,517	$5,904,456	$10,393,194	$52,645	$40,134,325

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,989,029	$1,901,767	$1,039,595	$929,230	$471,193	$321,761	$5,636,442	$12,186	$13,301,203
Agriculture	30,385	22,585	24,980	7,827	3,859	3,180	426,729	2,258	521,803
NDFIs	130,392	286,076	368,137	86,436	12,136	29,406	1,517,283	271	2,430,137
Overdrafts	—	—	—	—	—	—	17,377	—	17,377
Total Commercial and industrial	3,149,806	2,210,428	1,432,712	1,023,493	487,188	354,347	7,597,831	14,715	16,270,520
Specialty lending:
Asset-based lending	46,480	5,639	—	5,801	25,763	22,632	411,922	—	518,237
Total Specialty lending	46,480	5,639	—	5,801	25,763	22,632	411,922	—	518,237
Commercial real estate:
Owner-occupied	1,151,075	529,761	599,178	955,385	775,378	724,775	39,505	—	4,775,057
Non-owner-occupied	1,664,285	656,031	847,458	1,018,831	769,616	736,502	41,093	1,054	5,734,870
Farmland	258,796	74,542	85,814	131,009	83,613	163,318	66,403	75	863,570
5+ Multi-family	329,902	179,107	171,945	554,125	434,660	96,475	10,441	—	1,776,655
1-4 Family construction	75,849	11,564	240	520	—	—	1,301	—	89,474
General construction	1,099,253	868,115	719,128	373,196	28,313	16,273	32,335	—	3,136,613
Total Commercial real estate	4,579,160	2,319,120	2,423,763	3,033,066	2,091,580	1,737,343	191,078	1,129	16,376,239
Consumer real estate:
HELOC	2,748	399	756	2,075	577	7,784	698,503	5,331	718,173
First lien: 1-4 family	653,333	368,156	364,405	631,555	735,751	830,570	6,864	13	3,590,647
Junior lien: 1-4 family	20,458	31,221	19,212	28,538	17,405	6,048	4,766	—	127,648
Total Consumer real estate	676,539	399,776	384,373	662,168	753,733	844,402	710,133	5,344	4,436,468
Consumer:
Revolving line	1,485	34	23	49	24	526	160,454	102	162,697
Auto	8,179	7,292	9,743	5,307	1,118	248	—	—	31,887
Other	12,907	11,197	3,514	5,917	853	1,272	8,567	—	44,227
Total Consumer	22,571	18,523	13,280	11,273	1,995	2,046	169,021	102	238,811
Credit cards:
Consumer	—	—	—	—	—	—	347,749	—	347,749
Commercial	—	—	—	—	—	—	352,984	—	352,984
Total Credit cards	—	—	—	—	—	—	700,733	—	700,733
Leases and other:
Leases	—	—	—	—	—	1,214	—	—	1,214
Other	181,160	16,408	8,588	8,713	7,344	1,671	13,302	—	237,186
Total Leases and other	181,160	16,408	8,588	8,713	7,344	2,885	13,302	—	238,400
Total loans	$8,655,716	$4,969,894	$4,262,716	$4,744,514	$3,367,603	$2,963,655	$9,794,020	$21,290	$38,779,408

Accrued interest on loans totaled $180.1 million and $176.1 million as of March 31, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$896,316	$2,765,221	$1,765,479	$863,551	$817,668	$746,156	$5,567,354	$36,429	$13,458,174
Special Mention	—	3,542	34,684	9,158	1,950	5,344	87,796	495	142,969
Substandard	48,008	20,662	7,077	35,179	54,962	10,705	136,347	8,037	320,977
Doubtful	—	4,171	4,070	81	4	—	463	—	8,789
Total Equipment/Accounts Receivable/Inventory	$944,324	$2,793,596	$1,811,310	$907,969	$874,584	$762,205	$5,791,960	$44,961	$13,930,909
Agriculture
Pass	$5,737	$25,070	$20,673	$23,022	$6,439	$4,912	$384,267	$60	$470,180
Special Mention	383	1,413	—	160	44	52	4,287	—	6,339
Substandard	124	174	297	119	99	528	11,871	419	13,631
Doubtful	500	—	—	—	—	—	—	—	500
Total Agriculture	$6,744	$26,657	$20,970	$23,301	$6,582	$5,492	$400,425	$479	$490,650
NDFIs
Pass	$39,118	$190,605	$274,405	$357,842	$57,247	$27,160	$1,642,072	$—	$2,588,449
Special Mention	—	—	—	—	—	—	32,686	—	32,686
Substandard	—	382	8,089	2,809	3,152	495	—	—	14,927
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$39,118	$190,987	$282,494	$360,651	$60,399	$27,655	$1,674,758	$—	$2,636,062

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,958,147	$1,842,768	$982,320	$874,006	$462,210	$302,753	$5,404,325	$4,492	$12,831,021
Special Mention	4,962	37,671	7,883	6,085	893	9,535	63,256	6,635	136,920
Substandard	21,647	17,207	49,292	49,139	8,090	9,473	168,348	1,059	324,255
Doubtful	4,273	4,121	100	—	—	—	513	—	9,007
Total Equipment/Accounts Receivable/Inventory	$2,989,029	$1,901,767	$1,039,595	$929,230	$471,193	$321,761	$5,636,442	$12,186	$13,301,203
Agriculture
Pass	$26,921	$22,252	$24,757	$7,254	$3,824	$2,622	$406,985	$815	$495,430
Special Mention	2,464	—	—	71	35	—	5,374	—	7,944
Substandard	1,000	333	223	502	—	558	14,370	—	16,986
Doubtful	—	—	—	—	—	—	—	1,443	1,443
Total Agriculture	$30,385	$22,585	$24,980	$7,827	$3,859	$3,180	$426,729	$2,258	$521,803
NDFIs
Pass	$129,859	$277,053	$364,738	$82,934	$11,470	$29,289	$1,489,473	$221	$2,385,037
Special Mention	—	—	—	—	2	—	27,810	50	27,862
Substandard	533	9,023	3,399	3,502	664	117	—	—	17,238
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$130,392	$286,076	$368,137	$86,436	$12,136	$29,406	$1,517,283	$271	$2,430,137

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of March 31, 2026 and December 31, 2025 (in thousands):

	Asset-based lending
Risk	March 31, 2026	December 31, 2025
In-margin	$646,027	$518,237
Out-of-margin	—	—
Total	$646,027	$518,237

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$219,452	$1,109,580	$592,413	$508,506	$886,752	$1,328,977	$45,920	$—	$4,691,600
Special Mention	47,975	4,092	—	684	28,202	42,032	115	—	123,100
Substandard	5,085	17,027	2,519	44,176	23,049	25,509	250	—	117,615
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$272,512	$1,130,699	$594,932	$553,366	$938,003	$1,396,518	$46,285	$—	$4,932,315
Non-owner-occupied
Pass	$476,564	$1,593,597	$689,553	$659,208	$957,239	$1,273,746	$36,646	$—	$5,686,553
Special Mention	2,140	23,348	1,924	16,508	7,676	9,284	—	—	60,880
Substandard	8,110	12,055	1,986	7,002	29,415	27,116	4,962	—	90,646
Doubtful	—	—	—	4	—	—	—	—	4
Total Non-owner-occupied	$486,814	$1,629,000	$693,463	$682,722	$994,330	$1,310,146	$41,608	$—	$5,838,083
Farmland
Pass	$24,816	$241,285	$64,835	$61,873	$105,761	$188,096	$44,750	$—	$731,416
Special Mention	1,634	23,809	888	—	113	1,989	—	—	28,433
Substandard	719	9,009	6,293	19,740	14,410	39,975	1,063	—	91,209
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$27,169	$274,103	$72,016	$81,613	$120,284	$230,060	$45,813	$—	$851,058
5+ Multi-family
Pass	$175,875	$205,422	$194,405	$113,380	$498,243	$515,373	$10,198	$—	$1,712,896
Special Mention	—	—	—	38,068	2,178	7,973	—	—	48,219
Substandard	—	—	307	18,170	8,955	—	—	—	27,432
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$175,875	$205,422	$194,712	$169,618	$509,376	$523,346	$10,198	$—	$1,788,547
1-4 Family construction
Pass	$27,446	$52,853	$1,578	$—	$518	$—	$3,574	$—	$85,969
Special Mention	—	947	458	239	—	—	—	—	1,644
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$27,446	$53,800	$2,036	$239	$518	$—	$3,574	$—	$87,613
General construction
Pass	$288,830	$893,824	$774,737	$588,032	$345,428	$28,037	$96,254	$37	$3,015,179
Special Mention	—	14,574	2,910	—	18,916	1,882	—	—	38,282
Substandard	1,793	605	—	35,519	19,619	11,106	7,250	—	75,892
Doubtful	—	101	—	—	—	—	—	—	101
Total General construction	$290,623	$909,104	$777,647	$623,551	$383,963	$41,025	$103,504	$37	$3,129,454

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$1,135,389	$489,616	$529,515	$904,187	$751,944	$681,592	$39,385	$—	$4,531,628
Special Mention	4,148	37,092	19,605	30,991	11,892	27,290	120	—	131,138
Substandard	11,538	3,053	50,058	20,207	11,542	15,893	—	—	112,291
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$1,151,075	$529,761	$599,178	$955,385	$775,378	$724,775	$39,505	$—	$4,775,057
Non-owner-occupied
Pass	$1,619,478	$652,107	$827,493	$974,293	$749,272	$716,905	$36,134	$1,054	$5,576,736
Special Mention	23,339	1,950	—	19,994	745	12,307	—	—	58,335
Substandard	21,468	1,974	7,013	17,856	19,599	7,290	4,959	—	80,159
Doubtful	—	—	12,952	6,688	—	—	—	—	19,640
Total Non-owner-occupied	$1,664,285	$656,031	$847,458	$1,018,831	$769,616	$736,502	$41,093	$1,054	$5,734,870
Farmland
Pass	$230,559	$67,852	$65,697	$116,281	$80,909	$124,702	$65,013	$75	$751,088
Special Mention	18,101	342	—	115	120	1,869	—	—	20,547
Substandard	10,136	6,348	20,117	14,613	2,584	36,747	1,390	—	91,935
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$258,796	$74,542	$85,814	$131,009	$83,613	$163,318	$66,403	$75	$863,570
5+ Multi-family
Pass	$329,902	$179,107	$157,535	$543,003	$426,213	$96,282	$10,441	$—	$1,742,483
Special Mention	—	—	238	2,891	8,447	193	—	—	11,769
Substandard	—	—	14,172	8,231	—	—	—	—	22,403
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$329,902	$179,107	$171,945	$554,125	$434,660	$96,475	$10,441	$—	$1,776,655
1-4 Family construction
Pass	$74,900	$11,104	$—	$520	$—	$—	$1,301	$—	$87,825
Special Mention	949	460	240	—	—	—	—	—	1,649
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$75,849	$11,564	$240	$520	$—	$—	$1,301	$—	$89,474
General construction
Pass	$1,078,840	$865,015	$684,507	$333,717	$23,062	$14,951	$25,085	$—	$3,025,177
Special Mention	14,579	3,100	128	18,919	1,903	29	—	—	38,658
Substandard	5,732	—	34,493	20,560	3,348	1,293	7,250	—	72,676
Doubtful	102	—	—	—	—	—	—	—	102
Total General construction	$1,099,253	$868,115	$719,128	$373,196	$28,313	$16,273	$32,335	$—	$3,136,613

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$608	$731	$87	$1,006	$1,693	$6,526	$700,053	$3,300	$714,004
Non-performing	—	12	306	712	862	2,036	265	1,029	5,222
Total HELOC	$608	$743	$393	$1,718	$2,555	$8,562	$700,318	$4,329	$719,226
First lien: 1-4 family
Performing	$164,306	$601,150	$340,836	$342,779	$601,532	$1,504,128	$6,914	$90	$3,561,735
Non-performing	108	1,539	538	5,087	6,857	9,843	—	—	23,972
Total First lien: 1-4 family	$164,414	$602,689	$341,374	$347,866	$608,389	$1,513,971	$6,914	$90	$3,585,707
Junior lien: 1-4 family
Performing	$3,985	$18,623	$27,987	$18,291	$27,326	$22,117	$5,675	$—	$124,004
Non-performing	—	—	287	61	117	326	—	—	791
Total Junior lien: 1-4 family	$3,985	$18,623	$28,274	$18,352	$27,443	$22,443	$5,675	$—	$124,795

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$2,736	$87	$407	$1,343	$324	$5,979	$697,853	$4,358	$713,087
Non-performing	12	312	349	732	253	1,805	650	973	5,086
Total HELOC	$2,748	$399	$756	$2,075	$577	$7,784	$698,503	$5,331	$718,173
First lien: 1-4 family
Performing	$608,545	$367,915	$359,419	$624,670	$732,306	$824,314	$6,864	$13	$3,524,046
Non-performing	44,788	241	4,986	6,885	3,445	6,256	—	—	66,601
Total First lien: 1-4 family	$653,333	$368,156	$364,405	$631,555	$735,751	$830,570	$6,864	$13	$3,590,647
Junior lien: 1-4 family
Performing	$20,419	$30,975	$19,202	$28,417	$17,324	$5,974	$4,766	$—	$127,077
Non-performing	39	246	10	121	81	74	—	—	571
Total Junior lien: 1-4 family	$20,458	$31,221	$19,212	$28,538	$17,405	$6,048	$4,766	$—	$127,648

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$—	$1,485	$34	$22	$47	$593	$147,104	$2,732	$152,017
Non-performing	—	—	—	—	1	2	7	17	27
Total Revolving line	$—	$1,485	$34	$22	$48	$595	$147,111	$2,749	$152,044
Auto
Performing	$2,427	$7,166	$6,322	$8,319	$4,245	$871	$—	$—	$29,350
Non-performing	—	—	—	—	38	5	—	—	43
Total Auto	$2,427	$7,166	$6,322	$8,319	$4,283	$876	$—	$—	$29,393
Other
Performing	$3,150	$10,709	$9,872	$3,037	$5,613	$1,770	$20,327	$—	$54,478
Non-performing	—	3	19	—	19	26	—	—	67
Total Other	$3,150	$10,712	$9,891	$3,037	$5,632	$1,796	$20,327	$—	$54,545

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$1,485	$34	$23	$47	$24	$525	$159,834	$99	$162,071
Non-performing	—	—	—	2	—	1	620	3	626
Total Revolving line	$1,485	$34	$23	$49	$24	$526	$160,454	$102	$162,697
Auto
Performing	$8,179	$7,292	$9,725	$5,290	$1,109	$248	$—	$—	$31,843
Non-performing	—	—	18	17	9	—	—	—	44
Total Auto	$8,179	$7,292	$9,743	$5,307	$1,118	$248	$—	$—	$31,887
Other
Performing	$12,905	$11,161	$3,514	$5,893	$849	$1,245	$8,567	$—	$44,134
Non-performing	2	36	—	24	4	27	—	—	93
Total Other	$12,907	$11,197	$3,514	$5,917	$853	$1,272	$8,567	$—	$44,227

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

The following tables provide a summary of the amortized cost balance of consumer credit cards by risk rating as of March 31, 2026 and December 31, 2025 (in thousands):

	Consumer
Risk	March 31, 2026	December 31, 2025
Transactor accounts	$122,494	$123,445
Revolver accounts (by credit score):
Less than 600	12,922	13,123
600-619	6,657	7,127
620-639	11,911	12,243
640-659	19,360	19,679
660-679	20,322	20,261
680-699	22,516	22,814
700-719	24,366	25,385
720-739	21,141	22,547
740-759	20,345	19,838
760-779	19,859	19,864
780-799	18,143	18,774
800-819	11,588	11,782
820-839	5,551	6,151
840+	1,244	1,213
Total	$338,419	$344,246

The following table provides a summary of the amortized cost balance of consumer credit cards considered significantly delinquent for a co-branded portfolio by delinquent cycles as of March 31, 2026 and December 31, 2025 (in thousands):

	Consumer
Risk	March 31, 2026	December 31, 2025
61-90 Days	$825	$1,084
91-120 Days	813	848
121-150 Days	679	805
151-180 Days	657	766
Total	$2,974	$3,503

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of March 31, 2026 and December 31, 2025 (in thousands):

	Commercial
Risk	March 31, 2026	December 31, 2025
Current	$347,195	$330,585
Past Due	29,243	22,399
Total	$376,438	$352,984

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of March 31, 2026 and December 31, 2025 (in thousands):

	Leases		Other
Risk	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Pass	$1,186	$1,214	$407,737	$237,186
Special Mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$1,186	$1,214	$407,737	$237,186

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31, 2026
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$240,324	$—	$151,060	$6,938	$1,387	$18,042	$1,727	$419,478	$1,684	$421,162
Charge-offs	(3,349)	—	(10,764)	(513)	(1,085)	(5,876)	—	(21,587)	—	(21,587)
Recoveries	1,090	—	3	19	299	1,227	20	2,658	—	2,658
Provision	14,604	—	6,136	(1,310)	718	5,138	41	25,327	1,673	27,000
Ending balance - ACL	$252,669	$—	$146,435	$5,134	$1,319	$18,531	$1,788	$425,876	$3,357	$429,233
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,886	$—	$2,548	$154	$91	$—	$27	$5,706	$15	$5,721
Provision	979	—	(940)	(38)	(14)	—	4	(9)	9	—
Ending balance - ACL on off-balance sheet	$3,865	$—	$1,608	$116	$77	$—	$31	$5,697	$24	$5,721

	Three Months Ended March 31, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$161,553	$—	$77,340	$4,327	$966	$14,272	$631	$259,089	$2,645	$261,734
PCD allowance for credit loss at acquisition	35,143	—	26,764	206	13	—	—	62,126	—	62,126
Charge-offs	(25,996)	—	(2,324)	(1,229)	(742)	(6,676)	—	(36,967)	—	(36,967)
Recoveries	69	—	—	16	119	891	—	1,095	—	1,095
Provision	21,986	—	47,565	1,478	1,132	11,508	(90)	83,579	1,921	85,500
Ending balance - ACL	$192,755	$—	$149,345	$4,798	$1,488	$19,995	$541	$368,922	$4,566	$373,488
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,234	$—	$1,741	$70	$16	$—	$63	$4,124	$14	$4,138
Initial allowance for credit loss at acquisition	2,166	—	1,192	63	41	—	114	3,576	7	3,583
Provision	1,135	—	(521)	5	34	—	(142)	511	(11)	500
Ending balance - ACL on off-balance sheet	$5,535	$—	$2,412	$138	$91	$—	$35	$8,211	$10	$8,221

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

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$53,449	$18,535	$11,458
Agriculture	1,681	500	1,181
NDFIs	845	844	1
Total Commercial and industrial	55,975	19,879	12,640
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	16,496	6,427	10,069
Non-owner-occupied	28,907	4,486	5,306
Farmland	3,655	—	3,655
5+ Multi-family	14,324	—	14,324
1-4 Family construction	—	—	—
General construction	193	—	193
Total Commercial real estate	63,575	10,913	33,547
Consumer real estate:
HELOC	5,421	—	5,421
First lien: 1-4 family	24,827	52	23,818
Junior lien: 1-4 family	855	—	855
Total Consumer real estate	31,103	52	30,094
Consumer:
Revolving line	34	—	34
Auto	45	—	45
Other	68	—	68
Total Consumer	147	—	147
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$150,800	$30,844	$76,428

	December 31, 2025
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$23,594	$10,741	$9,274
Agriculture	2,186	687	743
NDFIs	853	—	853
Total Commercial and industrial	26,633	11,428	10,870
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	10,905	2,240	3,746
Non-owner-occupied	50,955	9,093	8,957
Farmland	3,389	—	3,389
5+ Multi-family	14,324	—	14,324
1-4 Family construction	—	—	—
General construction	7,408	161	5,700
Total Commercial real estate	86,981	11,494	36,116
Consumer real estate:
HELOC	5,319	—	5,319
First lien: 1-4 family	23,969	205	22,720
Junior lien: 1-4 family	622	—	622
Total Consumer real estate	29,910	205	28,661
Consumer:
Revolving line	633	—	633
Auto	47	—	47
Other	97	—	97
Total Consumer	777	—	777
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$144,301	$23,127	$76,424

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

For the three months ended March 31, 2026, the Company had three new modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $534 thousand and a total post-modification loan balance of $538 thousand. For the three months ended March 31, 2025, the Company had one modifications on residential real estate loans made to a borrower experiencing financial difficulty with a total pre- and post-modification loan balance of $225 thousand.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of March 31, 2026 and 2025. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three months ended March 31, 2026 and 2025, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,252,751	$8,082	$(3,120)	$2,257,713
U.S. Agencies	49,834	200	(66)	49,968
Mortgage-backed	8,589,349	42,549	(344,025)	8,287,873
State and political subdivisions	2,448,080	17,379	(94,003)	2,371,456
Corporates	142,631	267	(3,217)	139,681
Collateralized loan obligations	554,875	151	(831)	554,195
Total	$14,037,520	$68,628	$(445,262)	$13,660,886

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,301,248	$20,008	$(441)	$2,320,815
U.S. Agencies	62,069	401	(100)	62,370
Mortgage-backed	8,427,197	71,827	(331,151)	8,167,873
State and political subdivisions	2,494,537	24,898	(72,847)	2,446,588
Corporates	180,854	349	(4,088)	177,115
Collateralized loan obligations	533,995	504	(119)	534,380
Total	$13,999,900	$117,987	$(408,746)	$13,709,141

The following table presents contractual maturity information for securities available for sale at March 31, 2026 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$776,270	$777,228
Due after 1 year through 5 years	2,284,188	2,279,354
Due after 5 years through 10 years	599,727	589,950
Due after 10 years	1,787,986	1,726,481
Total	5,448,171	5,373,013
Mortgage-backed securities	8,589,349	8,287,873
Total securities available for sale	$14,037,520	$13,660,886

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table presents the sales of securities available for sale for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Proceeds from sales	$51,771	$611,423
Gross realized gains	403	390
Gross realized losses	—	—

There were $12.7 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2026 and December 31, 2025, respectively.

Accrued interest on securities available for sale totaled $74.5 million and $82.9 million as of March 31, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025 (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2026	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	77	$594,413	$(2,942)	1	$14,815	$(178)	78	$609,228	$(3,120)
U.S. Agencies	1	7,569	(66)	—	—	—	1	7,569	(66)
Mortgage-backed	212	1,987,192	(18,766)	798	2,696,163	(325,259)	1,010	4,683,355	(344,025)
State and political subdivisions	474	631,510	(14,306)	837	806,914	(79,697)	1,311	1,438,424	(94,003)
Corporates	—	—	—	89	120,650	(3,217)	89	120,650	(3,217)
Collateralized loan obligations	32	317,287	(788)	2	12,963	(43)	34	330,250	(831)
Total	796	$3,537,971	$(36,868)	1,727	$3,651,505	$(408,394)	2,523	$7,189,476	$(445,262)

	Less than 12 months			12 months or more			Total
December 31, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$72,013	$(88)	2	$30,234	$(353)	10	$102,247	$(441)
U.S. Agencies	1	7,855	(100)	—	—	—	1	7,855	(100)
Mortgage-backed	82	757,160	(5,682)	817	2,871,729	(325,469)	899	3,628,889	(331,151)
State and political subdivisions	152	515,364	(11,181)	1,142	809,113	(61,666)	1,294	1,324,477	(72,847)
Corporates	1	2,990	(10)	134	164,108	(4,078)	135	167,098	(4,088)
Collateralized loan obligations	20	164,531	(112)	1	2,999	(7)	21	167,530	(119)
Total	264	$1,519,913	$(17,173)	2,096	$3,878,183	$(391,573)	2,360	$5,398,096	$(408,746)

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

As of March 31, 2026 and December 31, 2025, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at March 31, 2026 and December 31, 2025, respectively (in thousands):

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Treasury	$38,256	$—	$(298)	$37,958	$—	$38,256
Mortgage-backed	2,463,304	87	(307,694)	2,155,697	—	2,463,304
State and political subdivisions	3,201,678	12,919	(235,688)	2,978,909	(3,357)	3,198,321
Total	$5,703,238	$13,006	$(543,680)	$5,172,564	$(3,357)	$5,699,881

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Treasury	$38,253	$27	$(37)	$38,243	$—	$38,253
Mortgage-backed	2,513,667	335	(305,040)	2,208,962	—	2,513,667
State and political subdivisions	3,172,307	26,713	(195,760)	3,003,260	(1,684)	3,170,623
Total	$5,724,227	$27,075	$(500,837)	$5,250,465	$(1,684)	$5,722,543

The following table presents contractual maturity information for securities held to maturity at March 31, 2026 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$124,608	$124,506
Due after 1 year through 5 years	420,999	410,094
Due after 5 years through 10 years	862,412	823,822
Due after 10 years	1,831,915	1,658,445
Total	3,239,934	3,016,867
Mortgage-backed securities	2,463,304	2,155,697
Total securities held to maturity	$5,703,238	$5,172,564

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during three months ended March 31, 2026 or 2025.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $132.1 million and $139.2 million at March 31, 2026 and December 31, 2025, respectively.

Accrued interest on securities held to maturity totaled $25.2 million and $28.0 million as of March 31, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025, respectively (in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2026	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Treasury	7	$37,958	$(298)	—	$—	$—	7	$37,958	$(298)
Mortgage-backed	14	172,121	(1,682)	262	1,951,706	(306,012)	276	2,123,827	(307,694)
State and political subdivisions	260	949,911	(55,117)	1,353	1,493,930	(180,571)	1,613	2,443,841	(235,688)
Total	281	$1,159,990	$(57,097)	1,615	$3,445,636	$(486,583)	1,896	$4,605,626	$(543,680)

	Less than 12 months			12 months or more			Total
December 31, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Treasury	3	$15,913	$(37)	—	$—	$—	3	$15,913	$(37)
Mortgage-backed	10	147,066	(918)	262	1,998,984	(304,122)	272	2,146,050	(305,040)
State and political subdivisions	146	687,180	(41,122)	1,354	1,480,709	(154,638)	1,500	2,167,889	(195,760)
Total	159	$850,159	$(42,077)	1,616	$3,479,693	$(458,760)	1,775	$4,329,852	$(500,837)

The unrealized losses in the Company’s held-to-maturity portfolio were caused by changes in the interest rate environment. The U.S. Treasury and GSE mortgage-backed securities are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. Therefore, the Company’s expected lifetime loss for these portfolios is zero and there is no ACL recorded for these portfolios. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates.

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at March 31, 2026 and December 31, 2025 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
March 31, 2026	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$47,376	$51,712	$372,892	$804,924	$30,295	$23,100	$13,604	$1,343,903
Utilities	827,336	902,260	110,407	15,316	2,456	—	—	1,857,775
Total state and political subdivisions	$874,712	$953,972	$483,299	$820,240	$32,751	$23,100	$13,604	$3,201,678

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2025	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$46,933	$51,390	$379,973	$812,061	$34,105	$23,326	$14,424	$1,362,212
Utilities	899,088	777,880	114,845	15,824	2,458	—	—	1,810,095
Total state and political subdivisions	$946,021	$829,270	$494,818	$827,885	$36,563	$23,326	$14,424	$3,172,307

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

The following table presents the aging of past due held-to-maturity securities at March 31, 2026 (in thousands):

March 31, 2026	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual	Total Past Due	Current	Total
State and political subdivisions:
Competitive	$131	$16,470	$—	$16,601	$1,327,302	$1,343,903
Utilities	—	—	—	—	1,857,775	1,857,775
Total state and political subdivisions	$131	$16,470	$—	$16,601	$3,185,077	$3,201,678

All held-to-maturity securities were current and not past due at December 31, 2025.

Trading Securities

There were net unrealized losses of $6 thousand and $15 thousand on trading securities at March 31, 2026 and 2025, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $8.3 million and $4.1 million at March 31, 2026 and December 31, 2025, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
FRB and FHLB stock	$137,660	$137,498
Equity securities with readily determinable fair values	12,604	14,690
Equity securities without readily determinable fair values	535,326	524,112
Total	$685,590	$676,300

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

The table below presents the changes in equity securities without readily determinable fair values for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$524,112	$416,750
Acquisition of HTLF	—	121,769
Purchases of securities	33,664	24,003
Observable upward price adjustments	3,568	1,022
Observable downward price adjustments	(636)	(6,273)
Sales of securities and other activity	(25,382)	(17,341)
Ending balance	$535,326	$539,930

Investment Securities Gains, Net

The following table presents the components of Investment securities gains (losses), net for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Investment securities gains (losses), net
Available-for-sale debt securities:
Gains realized on sales	$403	$390
Equity securities with readily determinable fair values:
Fair value adjustments, net	(287)	144
Equity securities without readily determinable fair values:
Fair value adjustments, net	315	(5,243)
Sales	2,615	(73)
Total investment securities gains (losses), net	$3,046	$(4,782)

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended March 31, 2026 and December 31, 2025 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2026	$1,042,577	$76,492	$720,756	$1,839,825
Acquisition of HTLF	(1,339)	—	(892)	(2,231)
Balances as of March 31, 2026	$1,041,238	$76,492	$719,864	$1,837,594

Balances as of January 1, 2025	$63,113	$76,492	$67,780	$207,385
Acquisition of HTLF	979,464	—	652,976	1,632,440
Balances as of December 31, 2025	$1,042,577	$76,492	$720,756	$1,839,825

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$481,294	$124,085	$605,379
Accumulated amortization	101,011	40,959	141,970
Net carrying amount	$380,283	$83,126	$463,409

	As of December 31, 2025
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$481,294	$124,085	$605,379
Accumulated amortization	81,203	37,307	118,510
Net carrying amount	$400,091	$86,778	$486,869

Related to the acquisition of HTLF, the Company recognized an adjustment of $2.2 million to goodwill during the period ended March 31, 2026. During 2025, the Company recognized $1.6 billion of goodwill, a $474.1 million core deposit intangible asset, wealth customer list of $26.0 million, and purchased credit card relationships of $10.9 million. See Note 13, “Acquisition” for additional information.

On September 2, 2025, the Company acquired a healthcare savings account business, which included $32.5 million of deposits. The purchase resulted in recognition of a $4.8 million core deposit intangible asset.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended March 31,
	2026	2025
Aggregate amortization expense	$23,460	$17,482

The following table discloses the estimated amortization expense of intangible assets in future periods (in thousands):

For the nine months ending December 31, 2026	$69,660
For the year ending December 31, 2027	82,528
For the year ending December 31, 2028	70,461
For the year ending December 31, 2029	61,515
For the year ending December 31, 2030	52,901

7. Borrowed Funds

The components of the Company’s borrowed funds are as follows (in thousands):

	March 31, 2026	December 31, 2025
Long-term debt:
Trust preferred securities	$221,176	$220,034
Subordinated notes 6.25%, net of issuance costs	109,361	109,255
Subordinated notes 2.75%	146,627	144,940
Total long-term debt	477,164	474,229
Total borrowed funds	$477,164	$474,229

The following table presents details of outstanding trust preferred securities as of March 31, 2026 (in thousands):

	Amount Outstanding	Issuance Date	Interest Rate	Interest Rate as of March 31, 2026	Maturity Date
Marquette Capital Trust I	$19,410	12/28/2005	1.33% over 3-month term SOFR	5.26%	1/7/2036
Marquette Capital Trust II	19,876	12/28/2005	1.33% over 3-month term SOFR	5.26	1/7/2036
Marquette Capital Trust III	7,803	5/30/2006	1.50% over 3-month term SOFR	5.45	6/23/2036
Marquette Capital Trust IV	31,468	6/30/2006	1.60% over 3-month term SOFR	5.54	9/15/2036
Heartland Financial Statutory Trust IV	9,709	3/17/2004	2.75% over 3-month term SOFR	6.69	3/17/2034
Heartland Financial Statutory Trust V	17,596	1/27/2006	1.33% over 3-month term SOFR	5.26	4/7/2036
Heartland Financial Statutory Trust VI	17,048	6/21/2007	1.48% over 3-month term SOFR	5.42	9/15/2037
Heartland Financial Statutory Trust VII	14,917	6/26/2007	1.48% over 3-month term SOFR	5.41	9/1/2037
Morrill Statutory Trust I	10,012	12/19/2002	3.25% over 3-month term SOFR	7.22	12/26/2032
Morrill Statutory Trust II	9,774	12/17/2003	2.85% over 3-month term SOFR	6.79	12/17/2033
Sheboygan Statutory Trust I	7,378	9/17/2003	2.95% over 3-month term SOFR	6.89	9/17/2033
CBNM Capital Trust I	4,866	9/10/2004	3.25% over 3-month term SOFR	7.19	12/15/2034
Citywide Capital Trust III	6,829	12/19/2003	2.80% over 3-month term SOFR	6.73	12/19/2033
Citywide Capital Trust IV	4,721	9/30/2004	2.20% over 3-month term SOFR	6.13	9/30/2034
Citywide Capital Trust V	13,200	5/31/2006	1.54% over 3-month term SOFR	5.48	7/25/2036
OCGI Statutory Trust III	3,030	6/27/2002	3.65% over 3-month term SOFR	7.58	9/30/2032
OCGI Statutory Trust IV	5,693	9/23/2004	2.50% over 3-month term SOFR	6.44	12/15/2034
BVBC Capital Trust II	7,477	4/10/2003	3.25% over 3-month term SOFR	7.18	4/24/2033
BVBC Capital Trust III	10,369	7/29/2005	1.60% over 3-month term SOFR	5.56	9/30/2035
Total trust preferred securities	$221,176

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $0.6 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

As part of the acquisition of HTLF, the Company acquired $150.0 million of 2.75% fixed-to-fixed rate subordinated notes that mature on September 15, 2031. The notes bear interest at the rate of 2.75% per annum, payable semi-annually on each March 15 and September 15. The Company may redeem the notes, in whole or in part, on September 15, 2026, or on any interest payment date thereafter.

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities, as summarized in the table above. These long-term debt obligations had an aggregate contractual balance of $262.9 million and a carrying value of $221.2 million as of March 31, 2026. As of December 31, 2025, these debt obligations had an aggregate contractual balance of $262.9 million and had a carrying value of $220.0 million.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of both March 31, 2026 and December 31, 2025, the Company owned $10.3 million of FHLB stock. The Company had no outstanding advances at the FHLB Des Moines as of March 31, 2026 or December 31, 2025. As of March 31, 2026, the Company had four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $210.0 million and have various maturity dates through August 31, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.3 billion as of March 31, 2026.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at March 31, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of March 31, 2026
	Remaining Contractual Maturities of the Agreements
	Overnight	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$1,152,251	$—	$—	$1,152,251
U.S. Agencies	1,594,690	761,715	3,000	2,359,405
Total repurchase agreements	$2,746,941	$761,715	$3,000	$3,511,656

	As of December 31, 2025
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$1,355,233	$—	$—	$1,355,233
U.S. Agencies	1,177,072	759,500	1,000	1,937,572
Total repurchase agreements	$2,532,305	$759,500	$1,000	$3,292,805

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

Business Segment financial information is produced using an internal reporting system which is based on a series of management estimates for funds transfer pricing (FTP), and allocations of noninterest expense and income taxes. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company’s broader funding profile. These estimates and allocations are periodically reviewed and refined. The CODM uses the Business Segment net income in deciding how to allocate resources and assess performance for individual Business Segments, including evaluating the cost or opportunity value of funds within each Business Segment and identifying areas of focus for organic growth or acquisition. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2026. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three months ended March 31, 2026 and March 31, 2025 were as follows (in thousands):

	Three Months Ended March 31, 2026
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$365,342	$77,287	$91,737	$534,366
Provision for credit losses	23,777	497	2,726	27,000
Noninterest income	46,289	121,829	36,675	204,793

Salaries and employee benefits	56,426	50,637	39,924	146,987
Processing fees	4,028	10,670	4,382	19,080
Bankcard	2,848	6,512	2,510	11,870
Amortization of other intangible assets	—	1,972	75	2,047
Allocated technology, service, overhead	85,636	33,876	44,404	163,916
Other segment items*	16,514	9,264	11,205	36,983
Noninterest expense	165,452	112,931	102,500	380,883
Income before taxes	222,402	85,688	23,186	331,276
Income tax expense	46,886	18,064	4,888	69,838
Net income	$175,516	$67,624	$18,298	$261,438
Average assets	$34,938,000	$21,498,000	$13,992,000	$70,428,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended March 31, 2026 and March 31, 2025, the Company had $12.2 million and $11.8 million of expense, respectively, recorded within the Bankcard fees line on the Company’s

Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of March 31, 2026. Total receivables from revenue recognized under the scope of ASC 606 were $113.2 million and $116.1 million as of March 31, 2026 and December 31, 2025, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three months ended March 31, 2026 and March 31, 2025. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2026 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended March 31, 2026
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$761	$73,325	$20,581	$—	$94,667
Trading and investment banking	—	122	—	7,618	7,740
Service charges on deposit accounts	16,144	10,857	2,441	32	29,474
Insurance fees and commissions	—	—	255	—	255
Brokerage fees	87	18,365	2,637	—	21,089
Bankcard fees	26,086	7,894	7,071	(12,173)	28,878
Investment securities gains, net	—	—	—	3,046	3,046
Other	1,164	738	842	16,900	19,644
Total Noninterest income	$44,242	$111,301	$33,827	$15,423	$204,793

	Three Months Ended March 31, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$479	$61,248	$18,054	$—	$79,781
Trading and investment banking	—	329	—	5,582	5,911
Service charges on deposit accounts	14,581	10,859	1,978	39	27,457
Insurance fees and commissions	—	—	178	—	178
Brokerage fees	67	15,372	2,663	—	18,102
Bankcard fees	24,164	7,242	6,683	(11,796)	26,293
Investment securities losses, net	—	—	—	(4,782)	(4,782)
Other	1,279	682	782	10,515	13,258
Total Noninterest income	$40,570	$95,732	$30,338	$(442)	$166,198

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

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contractual or Notional Amount
	March 31,	December 31,
	2026	2025
Commitments to extend credit for loans (excluding credit card loans)	$18,049,199	$17,819,711
Commitments to extend credit under credit card loans	5,163,320	5,994,640
Commercial letters of credit	2,144	217
Standby letters of credit	483,578	468,384
Forward contracts	151,279	119,978
Spot foreign exchange contracts	67,479	34,233
Commitments to extend credit for securities purchased under agreements to resell	876,000	191,000

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

The ACL for off-balance sheet credit exposures was $5.7 million at both March 31, 2026 and December 31, 2025, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. For the three months ended March 31, 2026, there was no provision recorded for off-balance sheet credit exposures. As part of the acquisition of HTLF, the Company recorded an ACL of $3.6 million related to acquired off-balance sheet credit exposures as of the Acquisition Date. Additionally, provision for off-balance sheet credit exposures of $500 thousand was recorded for the three months ended March 31, 2025. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31,	December 31,	March 31,	December 31,
Fair Value	2026	2025	2026	2025
Interest Rate Derivatives:
Derivatives not designated as hedging instruments	$114,918	$126,423	$118,641	$130,122
Derivatives designated as hedging instruments	123,773	148,550	—	36
Total interest rate derivatives	238,691	274,973	118,641	130,158
Commodity Derivatives:
Derivatives not designated as hedging instruments	27,908	6,356	27,788	6,294
Total commodity derivatives	27,908	6,356	27,788	6,294
Total	$266,599	$281,329	$146,429	$136,452

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both March 31, 2026 and December 31, 2025, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For the three months ended March 31, 2026 and 2025 the Company reclassified $1.7 million and $1.2 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $45.1 million net of tax, and $46.7 million net of tax, as of March 31, 2026 and December 31, 2025, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2026 and December 31, 2025, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both March 31, 2026 and December 31, 2025.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of both March 31, 2026 and December 31, 2025, the Company had 13 interest rate floors and floor spreads with an aggregate notional amount of $3.0 billion that were designated as cash flow hedges of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $0.6 million from AOCI as a reduction to Interest expense and $3.7 million from AOCI as a reduction to Interest income during the next 12 months. As of March 31, 2026, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 10.5 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.

Interest Rate Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest income in the Consolidated Statements of Income. As of March 31, 2026, the Company had 836 interest rate swaps with an aggregate notional amount of $12.0 billion related to this program. As of December 31, 2025, the Company had 830 interest rate swaps with an aggregate notional amount of $11.7 billion.

Commodity Derivatives

The Company executes commodity swap and option contracts with commercial banking customers to facilitate their respective risk management strategies. The Company simultaneously enters into an offsetting contract with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the commodity swaps and option contracts associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest income in the Consolidated Statements of Income. As of March 31, 2026, the Company had 164 commodity swaps and option contracts with an aggregate remaining volume of 4.4 million oil barrels and 31.9 million British Thermal Units related to this program. As of December 31, 2025, the Company had 26 commodity swaps and option contracts with an aggregate remaining volume of 2.1 million oil barrels and 3.6 million British Thermal Units.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest income in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Amount of (Loss) Gain Recognized
	For the Three Months Ended
	March 31,	March 31,
	2026	2025
Interest Rate Derivatives
Derivatives not designated as hedging instruments	$(29)	$(90)
Total	$(29)	$(90)
Commodity Derivatives
Derivatives not designated as hedging instruments	$76	$—
Total	$76	$—

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	For the Three Months Ended March 31, 2026
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(16,250)	$(20,686)	$4,436	$(1,109)	$(531)	$(578)
Interest rate swaps	197	197	—	155	155	—
Total	$(16,053)	$(20,489)	$4,436	$(954)	$(376)	$(578)

	For the Three Months Ended March 31, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$23,735	$45,152	$(21,417)	$(1,395)	$(817)	$(578)
Interest rate swaps	(1,089)	(1,089)	—	243	243	—
Total	$22,646	$44,063	$(21,417)	$(1,152)	$(574)	$(578)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2026, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $11.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2026, the Company had posted $10.6 million of collateral. If the Company had breached any of these provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at March 31, 2026
Description	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$—	$—	$—	$—
U.S. Agencies	5,397	—	5,397	—
Mortgage-backed	5,172	—	5,172	—
State and political subdivisions	6,123	—	6,123	—
Corporates	7,086	7,086	—	—
Trading – other	427	427	—	—
Trading securities	24,205	7,513	16,692	—
U.S. Treasury	2,257,713	2,257,713	—	—
U.S. Agencies	49,968	—	49,968	—
Mortgage-backed	8,287,873	—	8,287,873	—
State and political subdivisions	2,371,456	—	2,371,456	—
Corporates	139,681	139,681	—	—
Collateralized loan obligations	554,195	—	554,195	—
Available-for-sale securities	13,660,886	2,397,394	11,263,492	—
Equity securities with readily determinable fair values	12,604	12,604	—	—
Derivatives	266,599	—	266,599	—
Total	$13,964,294	$2,417,511	$11,546,783	$—
Liabilities
Derivatives	$146,429	$—	$146,429	$—
Securities sold not yet purchased	8,290	—	8,290	—
Total	$154,719	$—	$154,719	$—

	Fair Value Measurement at December 31, 2025
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$2,636	$2,636	$—	$—
U.S. Agencies	13,489	—	13,489	—
State and political subdivisions	3,697	—	3,697	—
Corporates	2,192	2,192	—	—
Trading – other	317	317	—	—
Trading securities	22,331	5,145	17,186	—
U.S. Treasury	2,320,815	2,320,815	—	—
U.S. Agencies	62,370	—	62,370	—
Mortgage-backed	8,167,873	—	8,167,873	—
State and political subdivisions	2,446,588	—	2,446,588	—
Corporates	177,115	177,115	—	—
Collateralized loan obligations	534,380	—	534,380	—
Available for sale securities	13,709,141	2,497,930	11,211,211	—
Equity securities with readily determinable fair values	14,690	14,690	—	—
Derivatives	281,329	—	281,329	—
Total	$14,027,491	$2,517,765	$11,509,726	$—
Liabilities
Derivatives	$136,452	$—	$136,452	$—
Securities sold not yet purchased	4,052	—	4,052	—
Total	$140,504	$—	$140,504	$—

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

Assets measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at March 31, 2026 Using
Description	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Three Months Ended March 31
Collateral dependent assets	$56,390	$—	$—	$56,390	$(17,333)
Other real estate owned	354	—	—	354	8
Total	$56,744	$—	$—	$56,744	$(17,325)

	Fair Value Measurement at December 31, 2025 Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$70,012	$—	$—	$70,012	$(29,420)
Other real estate owned	3,009	—	—	3,009	178
Total	$73,021	$—	$—	$73,021	$(29,242)

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

The estimated fair value of the Company’s financial instruments at March 31, 2026 and December 31, 2025 are as follows (in thousands):

	Fair Value Measurement at March 31, 2026 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$7,915,788	$6,391,119	$1,524,669	$—	$7,915,788
Securities available for sale	13,660,886	2,397,394	11,263,492	—	13,660,886
Securities held to maturity (exclusive of allowance for credit losses)	5,703,238	—	5,172,564	—	5,172,564
Trading securities	24,205	7,513	16,692	—	24,205
Other securities	685,590	12,604	672,986	—	685,590
Loans (exclusive of allowance for credit losses)	40,138,796	—	40,652,688	—	40,652,688
Derivatives	266,599	—	266,599	—	266,599
FINANCIAL LIABILITIES
Time deposits	3,210,518	—	3,210,518	—	3,210,518
Other borrowings	3,550,738	39,082	3,511,656	—	3,550,738
Long-term debt	477,164	—	526,828	—	526,828
Derivatives	146,429	—	146,429	—	146,429
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					4,631
Commitments to extend resell agreements					104
Commercial letters of credit					16
Standby letters of credit					1,330

	Fair Value Measurement at December 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,441,175	$7,893,082	$1,548,093	$—	$9,441,175
Securities available for sale	13,709,141	2,497,930	11,211,211	—	13,709,141
Securities held to maturity (exclusive of allowance for credit losses)	5,724,227	—	5,250,465	—	5,250,465
Trading securities	22,331	5,145	17,186	—	22,331
Other securities	676,300	14,690	661,610	—	676,300
Loans (exclusive of allowance for credit losses)	38,781,438	—	39,041,201	—	39,041,201
Derivatives	281,329	—	281,329	—	281,329
FINANCIAL LIABILITIES
Time deposits	3,760,862	—	3,760,862	—	3,760,862
Other borrowings	3,324,938	32,133	3,292,805	—	3,324,938
Long-term debt	474,229	—	523,545	—	523,545
Derivatives	136,452	—	136,452	—	136,452
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					14,972
Commitments to extend resell agreements					106
Commercial letters of credit					130
Standby letters of credit					4,483

Cash and short-term investments The carrying amounts of cash and due from banks, federal funds sold and resell agreements are reasonable estimates of their fair values.

Securities held to maturity For U.S. Treasury and mortgage-backed securities, as well as general obligation bonds in the State and political subdivision portfolio, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Prices are provided by third-party pricing services and are based on observable market inputs. On an annual basis, the Company compares a sample of these prices to other independent sources for the same securities. Variances are analyzed, and, if appropriate, additional research is conducted with the third-party pricing services. Based on this research, the pricing services may affirm or revise their quoted price. No significant adjustments have been made to the prices provided by the pricing services. The pricing services also provide documentation on an ongoing basis that includes reference data, inputs and methodology by asset class, which is reviewed to ensure that security placement within the fair value hierarchy is appropriate. For private placement bonds in the State and political subdivision portfolio, fair values are estimated by discounting the future cash flows using current market rates.

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

The following table summarizes the net assets acquired (at fair value) and consideration transferred for HTLF as of January 31, 2025 (in thousands, except for per share data):

Fair Value January 31, 2025
Assets
Loans, net of allowance for credit losses on loans	$9,734,711
Investment securities	3,648,445
Interest-bearing due from banks	965,003
Cash and due from banks	174,985
Premises and equipment, net	174,579
Identifiable intangible assets	511,021
Other assets	906,712
Total assets acquired	$16,115,456

Liabilities
Noninterest-bearing deposits	$3,761,997
Interest-bearing deposits	10,586,989
Long-term debt	278,018
Other liabilities	199,532
Total liabilities assumed	$14,826,536

Net identifiable assets acquired	$1,288,920
Preliminary goodwill	1,630,209
Net assets acquired	$2,919,129

Consideration
Common stock consideration:
Company's common shares issued	23,609
Purchase price per share of the Company's common stock	$117.90
Fair value of common stock consideration	$2,783,510
Preferred stock consideration	115,230
Stock-based compensation consideration	20,389
Fair value of total consideration transferred	$2,919,129

The Company finalized its review of the fair value of the acquired assets and liabilities noted in the table above as of January 31, 2026. After December 31, 2025 but before the end of the preliminary measurement period, the Company recorded an adjustment of $2.2 million to the valuation allowance against certain state deferred tax assets.

The amount of goodwill arising from the acquisition reflects the Company’s increased market share and related synergies that are expected to result from combining the operations of UMB and HTLF. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill will not be amortized, but will be subject to at least an annual impairment test. The Company has approximately $44.0 million of tax-deductible goodwill that arose in previous transactions completed by HTLF which carries over. The remaining goodwill related to the acquisition is not expected to be deductible for tax purposes. Of the $1.6 billion in goodwill arising from the acquisition, $978.1 million was assigned to the Commercial Banking segment and $652.1 million was assigned to the Personal Banking segment. The fair value of the acquired identifiable intangible assets of $511.0 million is comprised of a core deposit intangible of $474.1 million, a customer list of $26.0 million and purchased credit card relationships of $10.9 million.

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

The following unaudited pro forma information combines the historical results of HTLF and the Company. The unaudited pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors. If the HTLF acquisition had been completed on January 1, 2024, total revenue would have been approximately $2.7 billion and $2.5 billion for the years ended December 31, 2025 and December 31, 2024, respectively. Net income available to common shareholders would have been approximately $843.3 million and $504.0 million, respectively, for the same periods. Basic earnings per share would have been $11.20 and $6.96 for the same periods, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three months ended March 31, 2026. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
natural disasters, war, terrorist activities, including instability in the Middle East and Russia's military action in Ukraine and developments in Latin America, pandemics, and their effects on economic and business environments in which the Company operates;
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

Overview

On January 31, 2025, the Company completed its previously announced acquisition of Heartland Financial, USA, Inc. (HTLF). The acquisition added assets with a fair value of approximately $16.1 billion, $9.7 billion of loans, net of the allowance for credit losses, and $14.3 billion of deposits. The combined company retains its #1 deposit market share in Missouri and now ranks in the top 10 in Colorado, New Mexico, Kansas, and Arizona.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. During the fourth quarter of 2025, the Company successfully completed the conversion of the technology and branding of HTLF customers. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the first quarter of 2026, total revenue increased $175.3 million, or 31.1%, as compared to the first quarter of 2025, while noninterest expense decreased $3.9 million, or 1.0%, for the same period. Included in noninterest expense for the first quarter of 2025 is $53.2 million in acquisition-related expense compared to $4.4 million in the first quarter of 2026 . Revenue is also impacted by one additional month of revenue from HTLF in 2026, including accretion and amortization of the fair value adjustments discussed in Note 13, “Acquisition” above. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the first quarter of 2026, the Company had an increase in net interest income of $136.7 million, or 34.4%, from the same period in 2025. The change in net interest income was primarily driven by an additional month of HTLF operations, higher purchase accounting accretion benefits, favorable repricing of deposits and loans in conjunction with lower short-term interest rates, and increases of $7.1 billion, or 21.9%, in average loans and $4.2 billion, or 26.2% in average securities. These increases were partially offset by a decrease of $2.6 billion, or 38.4% in average interest-bearing due from banks. The funding for these assets was driven primarily by an increase of 14.5% in average deposits compared to the first quarter of 2025, reflecting strong organic growth as well as the impact of acquired HTLF balances. Average interest-bearing deposits increased 15.2%, and noninterest-bearing demand deposit balances increased 12.5% compared to the first quarter of 2025. Net interest margin, on a tax-equivalent basis, increased 42 basis points compared to the same period in 2025, driven by favorable repricing of deposits and loans in conjunction with lower short-term interest rates. Net interest spread increased 55 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy, as well as uncertainty about the impacts of the conflict in Iran and tariffs. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $38.6 million, or 23.2%, to $204.8 million for the three months ended March 31, 2026, compared to the same period in 2025. See greater detail below under Noninterest Income. The change is partially driven by one additional month in 2026 of HTLF-related fee income from trust income, deposit service charges, and bankcard fees. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended March 31, 2026, noninterest income represented 27.7% of total revenue, compared to 29.5% for the same period in

2025. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At March 31, 2026, the Company had $7.8 billion in total shareholders’ equity. This is an increase of $1.1 billion, or 16.0%, compared to total shareholders’ equity at March 31, 2025. At March 31, 2026, the Company had a total risk-based capital ratio of 13.53%. The Company repurchased 178,249 shares of common stock during the first quarter of 2026 at an average price of $111.62 for a total of $19.9 million. The Company also acquired shares pursuant to the share-based incentive programs during the first quarter of 2026.

Earnings Summary

The following is a summary regarding the Company’s earnings for the first quarter of 2026. The changes identified in the summary are explained in greater detail below. The Company recorded net income available to common shareholders of $255.6 million for the three-month period ended March 31, 2026, compared to net income available to common shareholders of $79.3 million for the same period a year earlier. Basic earnings per common share for the first quarter of 2026 were $3.36 per share ($3.35 per share fully-diluted) compared to $1.22 per common share ($1.21 per share fully-diluted) for the first quarter of 2025. Return on average assets and return on average common shareholders’ equity for the three-month period ended March 31, 2026 were 1.47% and 13.70%, respectively, compared to 0.54% and 5.86%, respectively, for the three-month period ended March 31, 2025.

Net interest income for the three-month period ended March 31, 2026 increased $136.7 million, or 34.4% compared to the same period in 2025. For the three-month period ended March 31, 2026, average earning assets increased by $9.6 billion, or 17.3% compared to the same period in 2025. Net interest margin, on a tax-equivalent basis, increased to 3.38% for the three-month period ended March 31, 2026, compared to 2.96%, respectively, for the same period in 2025.

The provision for credit losses decreased by $59.0 million for the three-month period ended March 31, 2026 as compared to the same period in 2025. Provision expense in 2025 included $62.0 million to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the transaction. See Note 13, “Acquisition” above. The remainder of the increase in provision was driven by loan growth, portfolio credit metric changes, and changes in macro-economic metrics in the current period as compared to the prior periods. The Company’s nonperforming loans increased $50.4 million to $151.3 million at March 31, 2026, compared to March 31, 2025. The ACL on loans as a percentage of total loans increased three basis points to 1.06% as of March 31, 2026, compared to March 31, 2025. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $38.6 million, or 23.2%, for the three-month period ended March 31, 2026, compared to the same period in 2025. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense decreased by $3.9 million, or 1.0%, for the three-month period ended March 31, 2026, compared to the same period in 2025. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three-month period ended March 31, 2026 increased $136.7 million, or 34.4%, compared to the same period in 2025. The change in net interest income was primarily driven by an additional month of HTLF operations, higher purchase accounting accretion benefits, favorable repricing of deposits and loans in conjunction with lower short-term interest rates, and increases of $7.1 billion, or 21.9%, in average loans and $4.2 billion, or 26.2% in average securities. These increases were partially offset by a decrease of $2.6 billion, or 38.4% in average interest-bearing due from banks.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended March 31, 2026 increased 55 basis points as compared to the same period in 2025. Net interest margin for the three months ended March 31, 2026 increased 42 basis points compared to the same period in 2025. The change is driven by favorable repricing of deposits and loans in conjunction with lower short-term interest rates. The cost of interest-bearing liabilities decreased 54 basis points from the first quarter of 2025 while the yield on earning assets increased one basis point compared to the same period. Earning asset balance increases have been primarily driven by higher average loans and increased securities balances, partially offset by decreased interest-bearing due from banks balances. These variances have contributed to an increase in the Company’s net interest income during 2026, as compared to results for the same period in 2025. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.40% for the three-month period ended March 31, 2026, and 5.39% for the same period in 2025.

	Three Months Ended March 31,
	2026		2025
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$39,383,210	6.52%	$32,309,697	6.62%
Securities:
Taxable	15,654,218	3.76	11,728,148	3.40
Tax-exempt	4,353,635	4.01	4,121,569	3.68
Total securities	20,007,853	3.82	15,849,717	3.47
Federal funds and resell agreements	1,539,874	4.23	555,805	5.07
Interest-bearing due from banks	4,192,804	3.67	6,808,680	4.47
Other earning assets	17,354	6.59	20,863	7.56
Total earning assets	65,141,095	5.45	55,544,762	5.44
Allowance for credit losses	(417,768)		(320,371)
Other assets	5,704,489		4,752,484
Total assets	$70,427,816		$59,976,875
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$42,470,772	2.79%	$36,856,314	3.34%
Federal funds and repurchase agreements	3,623,410	3.32	2,692,907	3.88
Borrowed funds	475,518	9.07	570,427	7.92
Total interest-bearing liabilities	46,569,700	2.90	40,119,648	3.44
Noninterest-bearing demand deposits	15,103,339		13,428,205
Other liabilities	894,926		861,375
Shareholders' equity	7,859,851		5,567,647
Total liabilities and shareholders' equity	$70,427,816		$59,976,875
Net interest spread		2.55%		2.00%
Net interest margin		3.38		2.96

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $3.1 billion for the three-month period ended March 31, 2026, compared to the same period in 2025. The benefit from interest-free funds decreased 13 basis points in the three-month period ended March 31, 2026, compared to the same period in 2025.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended
	March 31, 2026 vs. 2025
	Volume	Rate	Total
Change in interest earned on:
Loans	$113,832	$(8,158)	$105,674
Securities:
Taxable	35,582	11,421	47,003
Tax-exempt	1,714	2,777	4,491
Federal funds sold and resell agreements	10,440	(1,329)	9,111
Interest-bearing due from banks	(25,289)	(11,794)	(37,083)
Trading	(56)	(43)	(99)
Interest income	136,223	(7,126)	129,097
Change in interest incurred on:
Interest-bearing deposits	42,571	(53,604)	(11,033)
Federal funds purchased and repurchase agreements	8,005	(4,097)	3,908
Other borrowed funds	(1,997)	1,492	(505)
Interest expense	48,579	(56,209)	(7,630)
Net interest income	$87,644	$49,083	$136,727

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended March 31,
	2026	2025	Change
Average earning assets	$65,141,095	$55,544,762	$9,596,333
Interest-bearing liabilities	46,569,700	40,119,648	6,450,052
Interest-free funds	$18,571,395	$15,425,114	$3,146,281
Free funds ratio (interest-free funds to average earning assets)	28.51%	27.77%	0.74%
Tax-equivalent yield on earning assets	5.45	5.44	0.01
Cost of interest-bearing liabilities	2.90	3.44	(0.54)
Net interest spread	2.55	2.00	0.55
Benefit of interest-free funds	0.83	0.96	(0.13)
Net interest margin	3.38%	2.96%	0.42%

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

Based on the factors above, management of the Company recorded $27.0 million as provision for credit losses for the three-month period ended March 31, 2026, as compared to $86.0 million for the same period in 2025. As noted above, $62.0 million was recorded to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the HTLF acquisition in the first quarter of 2025. See Note 13, “Acquisition” above. The increase in the three-month period is the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans increased three basis points to 1.06% of total loans as of March 31, 2026, compared to March 31, 2025.

Table 3 presents a summary of the Company’s ACL for the three-month period ended March 31, 2026 and 2025, and for the year ended December 31, 2025. Net charge-offs were $18.9 million for the three-month period ended March 31, 2026, compared to $35.9 million for the same period in 2025. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Three Months Ended		Year Ended
	March 31,		December 31,
	2026	2025	2025
Allowance – January 1	$421,162	$261,734	$261,734
PCD allowance for credit loss at acquisition	—	62,126	85,299
Provision for credit losses	27,000	85,500	156,500
Charge-offs:
Commercial and industrial	(3,349)	(25,996)	(44,645)
Specialty lending	—	—	—
Commercial real estate	(10,764)	(2,324)	(11,792)
Consumer real estate	(513)	(1,229)	(2,041)
Consumer	(1,085)	(742)	(3,538)
Credit cards	(5,876)	(6,676)	(25,676)
Leases and other	—	—	(27)
Total charge-offs	(21,587)	(36,967)	(87,719)
Recoveries:
Commercial and industrial	1,090	69	507
Specialty lending	—	—	—
Commercial real estate	3	—	196
Consumer real estate	19	16	275
Consumer	299	119	845
Credit cards	1,227	891	3,519
Leases and other	20	—	6
Total recoveries	2,658	1,095	5,348
Net charge-offs	(18,929)	(35,872)	(82,371)
Allowance for credit losses – end of period	$429,233	$373,488	$421,162
Allowance for credit losses on loans	$425,876	$368,922	$419,478
Allowance for credit losses on held-to-maturity securities	3,357	4,566	1,684
Loans at end of period, net of unearned interest	40,134,325	35,936,281	38,779,408
Held-to-maturity securities at end of period	5,703,238	5,669,139	5,724,227
Total assets at amortized cost	45,837,563	41,605,420	44,503,635
Average loans, net of unearned interest	39,380,114	32,307,533	36,065,953
Allowance for credit losses on loans to loans at end of period	1.06%	1.03%	1.08%
Allowance for credit losses – end of period to total assets at amortized cost	0.94%	0.90%	0.95%
Allowance as a multiple of net charge-offs	5.59x	2.57x	5.11x
Net charge-offs to average loans	0.19%	0.45%	0.23%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2026	2025	26-25	26-25
Trust and securities processing	$94,667	$79,781	$14,886	18.7%
Trading and investment banking	7,740	5,911	1,829	30.9
Service charges on deposits	29,474	27,457	2,017	7.3
Insurance fees and commissions	255	178	77	43.3
Brokerage fees	21,089	18,102	2,987	16.5
Bankcard fees	28,878	26,293	2,585	9.8
Investment securities gains (losses), net	3,046	(4,782)	7,828	163.7
Other	19,644	13,258	6,386	48.2
Total noninterest income	$204,793	$166,198	$38,595	23.2%

Noninterest income increased by $38.6 million, or 23.2%, during the three-month period ended March 31, 2026, compared to the same period in 2025. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three-month period ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase in fund services revenue, corporate trust revenue, and trust services income. For the three-month period ended March 31, 2026, fund services revenue increased $8.8 million, or 20.5%, corporate trust revenue increased $3.4 million, or 19.4%, and trust income increased $2.6 million, or 13.8%, compared to the same period in 2025. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Trading and investment banking income for the three-month period ended March 31, 2026 increased $1.8 million, or 30.9%, compared to the same period in 2025. This increase was largely driven by increased municipal bond trading volume.

Service charges on deposit accounts for the three-month period ended March 31, 2026 increased $2.0 million, or 7.3%, compared to the same period in 2025. This increase was largely driven by increased commercial service charge income related to one additional month in 2026 of HTLF revenue.

Brokerage fees for the three-month period ended March 31, 2026 increased $3.0 million, or 16.5%. The changes were driven by 12b-1 fees and money market share revenue.

Bankcard fees for the three-month period ended March 31, 2026 increased $2.6 million, or 9.8%, compared to the same period in 2025. This increase was driven by higher interchange income, partially offset by higher reward costs.

Investment securities gains (losses), net for the three-month period ended March 31, 2026 increased $7.8 million, or 163.7%, compared to the same period in 2025. The increase in investment securities gains was primarily driven by a $3.0 million gain on the sale of a non-marketable security in the first quarter of 2026, coupled with decreased valuations in the Company's non-marketable securities in the first quarter of 2025. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the

Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended March 31, 2026, increased $6.4 million, or 48.2%, compared to the same period in 2025, primarily driven by a $4.3 million increase in gains recorded for recoveries of loans previously charged off by HTLF, coupled with a $1.7 million increase in bank-owned life insurance income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2026	2025	26-25	26-25
Salaries and employee benefits	$219,681	$221,398	$(1,717)	(0.8)%
Occupancy, net	19,075	16,069	3,006	18.7
Equipment	13,320	16,948	(3,628)	(21.4)
Supplies and services	5,604	4,785	819	17.1
Marketing and business development	13,792	7,998	5,794	72.4
Processing fees	42,059	40,850	1,209	3.0
Legal and consulting	9,087	28,606	(19,519)	(68.2)
Bankcard	11,841	12,795	(954)	(7.5)
Amortization of other intangible assets	23,460	17,482	5,978	34.2
Regulatory fees	8,270	8,237	33	0.4
Other	14,694	9,619	5,075	52.8
Total noninterest expense	$380,883	$384,787	$(3,904)	(1.0)%

Noninterest expense decreased $3.9 million, or 1.0%, for the three-month period ended March 31, 2026, respectively, compared to the same period in 2025. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category. For the first three months of 2026, noninterest expense included $4.4 million in total acquisition-related and other nonrecurring costs, compared to $53.2 million in the same period in 2025.

Salaries and employee benefits decreased by $1.7 million, or 0.8%, for the three-month period ended March 31, 2026, respectively, compared to the same period in 2025. Bonus and commission expense decreased $21.3 million, or 29.3%, for the three-month period ended March 31, 2026 compared to the same period in 2025. This decrease is offset by an increase in salary and wage expense of $13.5 million, or 12.3% and an increase in employee benefits expense of $6.1 million, or 15.9%, for the three-month period ended March 31, 2026 compared to the same period in 2025. The variances in salaries and employee benefits are primarily driven by decreased severance, retention bonuses, and change in control payments made to HTLF associates in 2025.

Occupancy expense increased $3.0 million, or 18.7%, for the three-month period ended March 31, 2026 compared to the same period in 2025, primarily due to increased depreciation expense related to assets acquired from the HTLF acquisition.

Equipment expense decreased $3.6 million, or 21.4%, for the three-month period ended March 31, 2026 compared to the same period in 2025, primarily due to decreased software maintenance and amortization expense.

Marketing and business development expense increased $5.8 million, or 72.4%, for the three-month period ended March 31, 2026 compared to the same period in 2025, driven by the timing of multiple advertising campaigns and increased travel and entertainment expense.

Legal and consulting expense decreased $19.5 million, or 68.2%, for the three-month period ended March 31, 2026 compared to the same period in 2025. The decrease is primarily due to non-recurring transaction costs associated with the acquisition in 2025.

Amortization of other intangible assets increased $6.0 million, or 34.2%, for the three-month period ended March 31, 2026 compared to the same period in 2025, related to the timing of the HTLF acquisition in the first quarter of 2025.

Other expense increased $5.1 million, or 52.8%, for the three-month period ended March 31, 2026 compared to the same period in 2025. The increase is driven by a $2.5 million increase in charitable contributions, $1.2 million increase in losses on the sale of other assets and expense related to other real estate owned, and $0.9 million increase in tax expense other than income tax.

Income Tax Expense

The Company’s effective tax rate was 21.1% for the three months ended March 31, 2026, compared to 12.6% for the same period in 2025. The increase in the effective tax rate in 2026 is mainly due to more favorable discrete tax items in 2025, including a benefit from remeasuring deferred tax assets after the HTLF acquisition increased the state marginal tax rate. Additionally, a smaller proportion of pre-tax income in 2026 was earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at March 31, 2026. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$365,342	$273,916	$91,426	33.4%
Provision for credit losses	23,777	66,751	(42,974)	(64.4)
Noninterest income	46,289	37,218	9,071	24.4
Noninterest expense	165,452	173,011	(7,559)	(4.4)
Income before taxes	222,402	71,372	151,030	211.6
Income tax expense	46,886	8,987	37,899	421.7
Net income	$175,516	$62,385	$113,131	181.3%

For the three-month period ended March 31, 2026, Commercial Banking net income increased $113.1 million, or 181.3%, to $175.5 million, compared to the same period in 2025. Net interest income increased $91.4 million, or 33.4%, for the three-month period ended March 31, 2026, compared to the same period in 2025, primarily driven by an additional month of activity from the acquisition of HTLF, as well as organic legacy-UMB loan growth, and earning asset mix changes. Provision for credit losses decreased $43.0 million for the period, driven by the acquisition of HTLF as well as portfolio metric changes and changes in macro-economic metrics in 2026 as compared to 2025. Noninterest income increased $9.1 million, or 24.4%, compared to the same period in 2025, primarily due to increases of $5.8 million in other income driven by increases in gains recorded for recoveries of loans previously charged off by HTLF and increased derivative income, $1.8 million in bankcard fees, and $1.6 million in deposit service charges. Noninterest expense decreased $7.6 million, or 4.4%, to $165.5 million for the three-month period ended March 31, 2026, compared to the same period in 2025. This decrease was driven by a decrease of $15.5 million in technology, service, and overhead expenses, partially offset by increases of $2.8 million in salaries and employee benefit expense, $2.8 million in marketing and business development, and $1.9 million in other noninterest expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$77,287	$61,159	$16,128	26.4%
Provision for credit losses	497	435	62	14.3
Noninterest income	121,829	103,797	18,032	17.4
Noninterest expense	112,931	107,268	5,663	5.3
Income before taxes	85,688	57,253	28,435	49.7
Income tax expense	18,064	7,210	10,854	150.5
Net income	$67,624	$50,043	$17,581	35.1%

For the three-month period ended March 31, 2026, Institutional Banking net income increased $17.6 million, or 35.1%, to $67.6 million, compared to the same period last year. Net interest income increased $16.1 million, or 26.4%, compared to the same period last year, due to an increase in funds transfer pricing resulting from higher deposit balances. Noninterest income increased $18.0 million, or 17.4%, to $121.8 million for the three-month period March 31, 2026, compared to the same period in 2025. This increase was due to increases of $12.1 million in trust and securities processing income driven by higher fund services and corporate trust revenue, $3.0 million in brokerage income due to increased 12b-1 and money market revenue, and $1.8 million in bond trading income. Noninterest expense increased $5.7 million, or 5.3%, primarily driven by increases of $3.5 million in salaries and employee benefits expense and a $1.6 million increase in technology, service, and overhead expense.

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	March 31,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$91,737	$62,564	$29,173	46.6%
Provision for credit losses	2,726	18,814	(16,088)	(85.5)
Noninterest income	36,675	25,183	11,492	45.6
Noninterest expense	102,500	104,508	(2,008)	(1.9)
Income (loss) before taxes	23,186	(35,575)	58,761	165.2
Income tax expense (benefit)	4,888	(4,480)	9,368	209.1
Net income (loss)	$18,298	$(31,095)	$49,393	158.8%

For the three-month period ended March 31, 2026, Personal Banking net income improved $49.4 million, or 158.8%, to net income of $18.3 million, as compared to a net loss of $31.1 million in the same period in 2025. Net interest income increased $29.2 million, or 46.6%, compared to the same period last year driven by an additional month of activity from the acquisition of HTLF, as well as organic legacy-UMB loan growth, and earning asset mix change. Provision for credit losses decreased $16.1 million for the period, driven by the acquisition of HTLF as well as by portfolio metric changes and changes in macro-economic metrics in 2026 as compared to 2025. Noninterest income increased $11.5 million, or 45.6%, for the same period primarily driven by increases of $8.2 million in investment securities gains and $2.5 million in trust and securities processing income. Noninterest expense decreased $2.0 million, or 1.9%, primarily due to a decrease of $8.1 million in technology, service, and overhead expenses. This decrease is partially offset by increases of $3.9 million in salaries and employee benefits expense and $1.4 million in marketing and business development.

Balance Sheet Analysis

Total assets of the Company decreased $419.9 million, or 0.6%, as of March 31, 2026, compared to December 31, 2025, primarily due to decreases of $1.3 billion, or 18.5%, and $216.7 million, or 22.8%, in interest-bearing due from bank and cash and due from banks, respectively, partially offset by an increase of $1.4 billion, or 3.5%, in loan balances.

Total assets of the Company increased $3.3 billion, or 4.8%, as of March 31, 2026, compared to March 31, 2025, primarily due to increases of $4.2 billion, or 11.7%, in loan balances and $2.8 billion, or 25.4%, in securities available for sale, partially offset by a decrease of $4.2 billion, or 42.4% in interest-bearing due from bank.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	March 31,		December 31,
	2026	2025	2025
Total assets	$72,674,161	$69,347,313	$73,094,090
Loans, net of unearned interest	40,138,796	35,941,380	38,781,438
Total securities	20,073,919	17,295,602	20,131,999
Interest-bearing due from banks	5,655,290	9,811,867	6,940,535
Total earning assets	67,392,674	63,684,918	67,402,065
Total deposits	59,980,756	58,521,178	60,656,790
Total borrowed funds	4,027,902	3,214,363	3,799,167

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

Actual loan balances totaled $40.1 billion as of March 31, 2026, and increased $1.4 billion, or 3.5%, compared to December 31, 2025, and increased $4.2 billion, or 11.7%, compared to March 31, 2025. Compared to December 31, 2025, commercial and industrial loans increased $798.2 million, or 4.9% and commercial real estate loans increased $250.8 million, or 1.5%. Compared to March 31, 2025, commercial and industrial loans increased $2.9 billion, or 20.9% and commercial real estate loans increased $628.3 million, or 3.9%.

As of March 31, 2026 and December 31, 2025, commercial real estate loans comprised approximately 41.4% and 42.2%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by economic disruption and the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company’s investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 26.8% and 27.5% of total Company loans as of March 31, 2026 and December 31, 2025, respectively. The average investment CRE loan was approximately $3.7 million and $3.6 million, as of March 31, 2026 and December 31, 2025, respectively.

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

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	March 31, 2026	December 31, 2025
Industrial	8.1%	8.1%
Multifamily	6.8	6.7
Office building	3.3	3.6
Retail	2.2	2.3
Hotel	1.9	2.0
Other	4.5	4.8
Total Investment CRE	26.8%	27.5%

The following table presents the Company’s investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company’s investment CRE portfolio as of either period presented, while the remainder are included in “All Others.”

Table 11

	Investment CRE loans by State
	March 31, 2026	December 31, 2025
Missouri	12.7%	12.5%
Arizona	12.4	12.2
Texas	11.3	12.0
Colorado	11.3	11.7
California	5.6	5.1
Utah	5.2	4.9
All others	41.5	41.6
Total Investment CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $20.1 billion as of both March 31, 2026 and December 31, 2025, and comprised 29.8% and 29.9% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 68.1% of the Company’s total securities portfolio at both March 31, 2026 and December 31, 2025. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 70.2 months at March 31, 2026, compared to 74.8 months at December 31, 2025, and 77.5 months at March 31, 2025. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $12.7 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2026 and December 31, 2025, respectively.

The Company’s HTM securities portfolio consists of U.S. Treasury securities, U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.7 billion at both March 31, 2026 and December 31, 2025. The average life of the HTM portfolio was 8.6 years at March 31, 2026, compared to 8.5 years at December 31, 2025, and 8.7 years at March 31, 2025.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 3.82% for the three-month period ended March 31, 2026, compared to 3.48% for the same period in 2025.

At March 31, 2026, the unrealized pre-tax net loss on the AFS securities portfolio was $376.6 million, or 2.7% of the $14.0 billion amortized cost value, compared to $290.8 million at December 31, 2025. At March 31, 2026, the unrealized pre-tax net loss on the securities designated as HTM was $530.7 million, or 9.3% of the $5.7 billion amortized cost value, compared to $473.8 million at December 31, 2025. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $132.1 million as of March 31, 2026, and $139.2 million as of December 31, 2025, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits decreased $676.0 million, or 1.1%, from December 31, 2025 to March 31, 2026 and increased $1.5 billion, or 2.5%, from March 31, 2025 to March 31, 2026. Total interest-bearing balances decreased $574.4 million and noninterest-bearing deposits decreased $101.6 million from December 31, 2025 to March 31, 2026. Total interest-bearing deposits increased $2.8 billion and noninterest-bearing deposits decreased $1.4 billion from March 31, 2025 to March 31, 2026. Noninterest-bearing deposits were 28.4%, 28.3%, and 31.5% of total deposits at March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

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

As of March 31, 2026, there were an estimated $39.1 billion of uninsured deposits, a decrease of $621.9 million as compared to December 31, 2025, and an increase of $1.5 billion as compared to March 31, 2025. Estimated uninsured deposits comprised approximately 65.1%, 65.4%, and 64.2% of total deposits as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $2.8 billion and collateralized deposits of $7.1 billion, the adjusted estimated uninsured deposits were $29.2 billion as of March 31, 2026. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 48.7% as of March 31, 2026. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 48.1% as of December 31, 2025, and 50.2% as of March 31, 2025.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $3.6 billion, $3.5 billion, and $3.4 billion of deposits in the program as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

Long-term debt totaled $477.2 million as of March 31, 2026, compared to $474.2 million as of December 31, 2025, and $654.4 million as of March 31, 2025.

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

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $262.9 million and had a carrying value of $221.2 million as of March 31, 2026 and $220.0 million at December 31, 2025. Interest rates on trust preferred securities are tied to the three-month term SOFR rate with spreads ranging from 133 basis points to 365 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from September 2032 to September 2037.

Federal funds purchased and securities sold under agreements to repurchase totaled $3.6 billion as of March 31, 2026, $3.3 billion at December 31, 2025, and $2.6 billion at March 31, 2025. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $7.8 billion at March 31, 2026, a $133.4 million increase as compared to December 31, 2025, and a $1.1 billion increase compared to March 31, 2025. Total common shareholders’ equity was $7.5 billion as of March 31, 2026 compared to $7.4 billion at December 31, 2025 and $6.6 billion at March 31, 2025. Total accumulated other comprehensive loss was $331.4 million at March 31, 2026. This is a decline of $69.8 million as compared to December 31, 2025, and an improvement of $161.3 million as compared to March 31, 2025.

The Company’s Board of Directors authorized, at its April 28, 2026 meeting, the repurchase of up to two million shares of the Company's common stock during the twelve months following the meeting (a Repurchase Authorization). On April 29, 2025 and April 30, 2024, the Board authorized the repurchase of up to one million shares during the twelve months following each meeting. During the three-month period ended March 31, 2026, the Company repurchased 178,249 shares pursuant to the 2025 Repurchase Authorization, and also acquired shares pursuant to the Company's share-based incentive programs. During the three-month period ended March 31, 2025, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.43 per common share quarterly cash dividend payable on July 1, 2026, to common shareholders of record at the close of business on June 10, 2026. Additionally, the Board of Directors declared a dividend of $193.75 per share of the Company’s Series B Preferred Stock, which results in a dividend of $0.484375 per depositary share. The Series B Preferred Stock dividend is payable on July 15, 2026 to stockholders of record of the Series B Preferred Stock as of the close of business on June 30, 2026.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of both March 31, 2026 and December 31, 2025, the Company owned $10.3 million of FHLB stock. As of March 31, 2026, the Company had four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $210.0 million and have various maturity dates through August 31, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.3 billion as of March 31, 2026. The Company had no outstanding FHLB advances at the FHLB of Des Moines as of March 31, 2026.

In addition to the borrowing capacity with the FHLB as described above, the Company had additional liquidity of $35.4 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of March 31, 2026.

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

The Company's capital position as of March 31, 2026 is summarized in the table below and exceeded regulatory requirements.

Table 12

	Three Months Ended
	March 31,
RATIOS	2026	2025
Common equity tier 1 capital ratio	11.16%	10.11%
Tier 1 risk-based capital ratio	11.74	10.35
Total risk-based capital ratio	13.53	12.54
Leverage ratio	8.73	8.47
Return on average assets	1.47	0.54
Return on average common equity	13.70	5.86
Average common equity to assets	10.74	9.16

The Company's per common share data is summarized in the table below.

	Three Months Ended
	March 31,
Per Share Data	2026	2025
Earnings per common share – basic	$3.36	$1.22
Earnings per common share – diluted	3.35	1.21
Cash dividends per common share	0.43	0.40
Dividend payout ratio	12.8%	32.8%
Book value per common share	$99.22	$87.43

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

Table 13 shows the net interest income increase or decrease over the next two years as of March 31, 2026 and 2025 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 13

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(1.1)%	0.1%	3.9%	7.1%
100	(0.6)	(0.2)	1.4	3.0
Static	—	—	—	—
(100)	1.6	0.6	(0.9)	(2.6)
(200)	3.1	1.4	(2.4)	(5.1)
(300)	4.8	2.2	(3.9)	(7.7)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	0.8%	3.9%	5.1%	8.5%
100	(0.2)	1.2	2.1	3.7
Static	—	—	—	—
(100)	1.3	(0.7)	(1.9)	(3.6)
(200)	2.0	(1.1)	(4.6)	(7.3)
(300)	3.0	(1.8)	(7.6)	(11.2)

The Company is positioned relatively neutral to changes in interest rates in the next year. In year one, net interest income is predicted to decrease in all upward rate scenarios, except for 200bps rate shock scenario. In down rate scenarios, net interest income is predicted to increase in all scenarios. In year two, net interest income is predicted to increase in rising rate scenarios and decrease in falling rate scenarios. The Company’s ability to price deposits consistent with its historical approach is a key assumption in these scenarios.

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $24.2 million as of March 31, 2026, $22.3 million as of December 31, 2025, and $35.5 million as of March 31, 2025. Securities sold not yet purchased (i.e., short positions) totaled $8.3 million at March 31, 2026, $4.1 million as of December 31, 2025, and $11.9 million at March 31, 2025 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $50.4 million to $151.3 million at March 31, 2026, compared to March 31, 2025, and increased $6.6 million, compared to December 31, 2025. The increase compared to March 31, 2025 is attributable to additional non-performing loans related to the acquisition of HTLF.

The Company had $4.9 million, $4.8 million, and $4.2 million of other real estate owned as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. Other repossessed assets totaled $26.8 million as of March 31, 2025. Loans past due more than 90 days and still accruing interest totaled $14.9 million as of March 31, 2026, compared to $6.3 million at March 31, 2025 and $18.4 million as of December 31, 2025.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $163 thousand of restructured loans at March 31, 2026, $189 thousand at March 31, 2025, and $169 thousand at December 31, 2025.

Table 14

LOAN QUALITY (unaudited, dollars in thousands)

	March 31,		December 31,
	2026	2025	2025
Nonaccrual loans	$151,227	$100,848	$144,640
Restructured loans on nonaccrual	23	37	26
Total nonperforming loans	151,250	100,885	144,666
Other real estate owned	4,877	4,225	4,800
Other repossessed assets	—	26,789	—
Total nonperforming assets	$156,127	$131,899	$149,466
Loans past due 90 days or more	$14,924	$6,346	$18,403
Restructured loans accruing	140	152	143
Allowance for credit losses on loans	425,876	368,922	419,478
Ratios:
Nonperforming loans as a percent of loans	0.38%	0.28%	0.37%
Nonperforming assets as a percent of loans plus other real estate owned	0.39	0.37	0.39
Nonperforming assets as a percent of total assets	0.21	0.19	0.20
Loans past due 90 days or more as a percent of loans	0.04	0.02	0.05
Allowance for credit losses on loans as a percent of loans	1.06	1.03	1.08
Allowance for credit losses on loans as a multiple of nonperforming loans	2.82x	3.66x	2.90x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $13.7 billion of high-quality securities available for sale as of March 31, 2026. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $12.7 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at March 31, 2026 and December 31, 2025, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at March 31, 2026 was $24.6 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

The Company is a member bank of the FHLB. The Company owns $10.3 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of March 31, 2026 the Company has four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $210.0 million and have various maturity dates through August 31, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.3 billion as of March 31, 2026. The Company had no outstanding FHLB advances at the FHLB of Des Moines as of March 31, 2026.

In addition to borrowing capacity with the FHLB as described above, the Company had additional liquidity of $35.4 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of March 31, 2026.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or in response to Item 1A to Part II of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended March 31, 2026.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2026	20,541	$115.04	—	1,000,000
February 1 - February 28, 2026	71,117	133.69	—	1,000,000
March 1 - March 31, 2026	187,827	111.50	178,249	821,751
Total	279,485	$117.41	178,249

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

On April 29, 2025, the Company announced a plan to repurchase up to one million shares of common stock, which terminated on April 28, 2026. On April 28, 2026, the Company announced a plan to repurchase up to two million shares of common stock, which will terminate on April 27, 2027. The Company has not made any repurchases other than through the Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs. All share purchases pursuant to the Repurchase Authorizations are intended to be within the scope of Rule 10b-18 promulgated under the Exchange Act. Rule 10b-18 provides a safe harbor for purchases in a given day if the Company satisfies the manner, timing and volume conditions of the rule when purchasing its own shares of common stock.

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

3.3	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: April 30, 2026