Form 10-Q
period 2026-06-30
UMB FINANCIAL CORP
filed 2026-07-30
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, UMB Financial Corporation had 75,950,030 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Loans	$41,149,726	$38,779,408
Allowance for credit losses on loans	(437,376)	(419,478)
Net loans	40,712,350	38,359,930
Loans held for sale	6,800	2,030
Securities:
Available for sale (amortized cost of $13,903,318 and $13,999,900, respectively)	13,488,159	13,709,141
Held to maturity, net of allowance for credit losses of $3,996 and $1,684, respectively (fair value of $5,239,447 and $5,250,465, respectively)	5,712,430	5,722,543
Trading securities	45,839	22,331
Other securities	693,502	676,300
Total securities	19,939,930	20,130,315
Federal funds sold and securities purchased under agreements to resell	928,438	1,548,093
Interest-bearing due from banks	4,951,010	6,940,535
Cash and due from banks	779,876	952,547
Premises and equipment, net	397,352	398,271
Accrued income	347,447	349,639
Goodwill	1,837,594	1,839,825
Other intangibles, net	439,949	486,869
Other assets	1,914,814	2,086,036
Total assets	$72,255,560	$73,094,090

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,177,250	$17,143,341
Interest-bearing demand and savings	40,381,530	39,752,587
Time deposits under $250,000	1,834,890	1,934,617
Time deposits of $250,000 or more	1,373,012	1,826,245
Total deposits	59,766,682	60,656,790
Federal funds purchased and repurchase agreements	3,083,600	3,324,938
Long-term debt	480,126	474,229
Accrued expenses and taxes	360,694	435,351
Other liabilities	533,665	509,214
Total liabilities	64,224,767	65,400,522

SHAREHOLDERS' EQUITY
Series B Fixed-Rate Reset Non-Cumulative Perpetual Preferred stock, $0.01 par value; 30,000 authorized, issued and outstanding	294,066	294,066
Common stock, $1.00 par value; 160,000,000 shares authorized; 78,665,809 shares issued, 75,947,552 and 75,960,675 shares outstanding, respectively	78,666	78,666
Capital surplus	4,016,045	4,011,047
Retained earnings	4,197,812	3,736,413
Accumulated other comprehensive loss, net	(371,517)	(261,520)
Treasury stock, 2,718,257 and 2,705,134 shares, at cost, respectively	(184,279)	(165,104)
Total shareholders' equity	8,030,793	7,693,568
Total liabilities and shareholders' equity	$72,255,560	$73,094,090

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans	$643,995	$612,414	$1,277,073	$1,139,818
Securities:
Taxable interest	146,593	122,237	291,892	220,533
Tax-exempt interest	35,181	33,024	69,635	62,987
Total securities income	181,774	155,261	361,527	283,520
Federal funds and resell agreements	11,259	8,733	27,322	15,685
Interest-bearing due from banks	33,950	73,874	71,852	148,859
Trading securities	388	255	659	625
Total interest income	871,366	850,537	1,738,433	1,588,507
INTEREST EXPENSE
Deposits	298,927	343,153	591,300	646,559
Federal funds and repurchase agreements	28,953	27,423	58,651	53,213
Other	10,961	12,937	21,591	24,072
Total interest expense	338,841	383,513	671,542	723,844
Net interest income	532,525	467,024	1,066,891	864,663
Provision for credit losses	28,000	21,000	55,000	107,000
Net interest income after provision for credit losses	504,525	446,024	1,011,891	757,663
NONINTEREST INCOME
Trust and securities processing	98,295	83,263	192,962	163,044
Trading and investment banking	5,314	6,170	13,054	12,081
Service charges on deposit accounts	29,588	28,865	59,062	56,322
Insurance fees and commissions	207	189	462	367
Brokerage fees	25,400	20,525	46,489	38,627
Bankcard fees	29,954	29,018	58,832	55,311
Investment securities gains, net	27,087	37,685	30,133	32,903
Other	29,660	16,470	49,304	29,728
Total noninterest income	245,505	222,185	450,298	388,383
NONINTEREST EXPENSE
Salaries and employee benefits	227,162	213,551	446,843	434,949
Occupancy, net	19,277	18,571	38,352	34,640
Equipment	13,942	16,426	27,262	33,374
Supplies and services	5,504	6,383	11,108	11,168
Marketing and business development	13,916	11,344	27,708	19,342
Processing fees	43,073	43,638	85,132	84,488
Legal and consulting	14,415	18,468	23,502	47,074
Bankcard	11,873	12,363	23,714	25,158
Amortization of other intangible assets	23,460	25,268	46,920	42,750
Regulatory fees	9,097	9,259	17,367	17,496
Other	17,914	17,897	32,608	27,516
Total noninterest expense	399,633	393,168	780,516	777,955
Income before income taxes	350,397	275,041	681,673	368,091
Income tax expense	72,827	57,647	142,665	69,364
NET INCOME	$277,570	$217,394	$539,008	$298,727
Less: Preferred dividends	5,812	2,012	11,625	4,025
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$271,758	$215,382	$527,383	$294,702

PER SHARE DATA
Net income per common share – basic	$3.58	$2.84	$6.94	$4.18
Net income per common share – diluted	3.56	2.82	6.90	4.16
Dividends per common share	0.43	0.40	0.86	0.80
Weighted average common shares outstanding – basic	75,972,781	75,923,082	76,002,535	70,523,171
Weighted average common shares outstanding – diluted	76,392,233	76,241,798	76,422,437	70,901,635

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$277,570	$217,394	$539,008	$298,727
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(38,499)	43,337	(123,971)	119,572
Less: Reclassification adjustment for net gains included in net income	(26)	(33)	(429)	(423)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	7,290	7,989	14,378	16,279
Change in unrealized gains and losses on debt securities	(31,235)	51,293	(110,022)	135,428
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	(22,693)	14,386	(38,746)	37,032
Less: Reclassification adjustment for net (gains) losses included in net income	(426)	2,041	(1,223)	2,017
Change in unrealized gains and losses on derivative hedges	(23,119)	16,427	(39,969)	39,049
Other comprehensive (loss) income, before tax	(54,354)	67,720	(149,991)	174,477
Income tax benefit (expense)	14,187	(17,069)	39,994	(43,474)
Other comprehensive (loss) income	(40,167)	50,651	(109,997)	131,003
Comprehensive income	$237,403	$268,045	$429,011	$429,730

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – April 1, 2025	$110,705	$78,666	$3,993,662	$3,224,866	$(492,698)	$(166,767)	$6,748,434
Total comprehensive income	—	—	—	217,394	50,651	—	268,045
Cash dividends declared:
Preferred dividends ($175.00 per share)	—	—	—	(2,012)	—	—	(2,012)
Common dividends ($0.40 per share)	—	—	—	(30,542)	—	—	(30,542)
Purchase of treasury stock	—	—	—	—	—	(290)	(290)
Issuances of equity awards, net of forfeitures	—	—	(607)	—	—	607	—
Recognition of equity-based compensation	—	—	7,879	—	—	—	7,879
Sale of treasury stock	—	—	53	—	—	83	136
Exercise of stock options	—	—	(14)	—	—	67	53
Preferred stock issuance	294,062	—	—	—	—	—	294,062
Balance – June 30, 2025	$404,767	$78,666	$4,000,973	$3,409,706	$(442,047)	$(166,300)	$7,285,765

Balance – April 1, 2026	$294,066	$78,666	$4,006,726	$3,958,611	$(331,350)	$(179,722)	$7,826,997
Total comprehensive income	—	—	—	277,570	(40,167)	—	237,403
Cash dividends declared:
Preferred dividends ($193.75 per share)	—	—	—	(5,812)	—	—	(5,812)
Common dividends ($0.43 per share)	—	—	—	(32,557)	—	—	(32,557)
Purchase of treasury stock	—	—	—	—	—	(5,087)	(5,087)
Issuances of equity awards, net of forfeitures	—	—	52	—	—	172	224
Recognition of equity-based compensation	—	—	9,126	—	—	—	9,126
Sale of treasury stock	—	—	59	—	—	65	124
Exercise of stock options	—	—	82	—	—	293	375
Balance – June 30, 2026	$294,066	$78,666	$4,016,045	$4,197,812	$(371,517)	$(184,279)	$8,030,793

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2025	$—	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541
Total comprehensive income	—	—	—	298,727	131,003	—	429,730
Cash dividends declared:
Preferred dividends ($350.00 per share)	—	—	—	(4,025)	—	—	(4,025)
Common dividends ($0.80 per share)	—	—	—	(59,944)	—	—	(59,944)
Purchase of treasury stock	—	—	—	—	—	(15,724)	(15,724)
Issuances of equity awards, net of forfeitures	—	—	(16,202)	—	—	17,002	800
Recognition of equity-based compensation	—	—	40,298	—	—	—	40,298
Sale of treasury stock	—	—	169	—	—	143	312
Exercise of stock options	—	—	112	—	—	246	358
Common stock issuance	—	—	67,056	—	—	168,085	235,141
Preferred stock issuance	294,062	—	—	—	—	—	294,062
Stock issuance for acquisition, net of issuance costs	110,705	23,609	2,763,902	—	—	—	2,898,216
Balance – June 30, 2025	$404,767	$78,666	$4,000,973	$3,409,706	$(442,047)	$(166,300)	$7,285,765

Balance – January 1, 2026	$294,066	$78,666	$4,011,047	$3,736,413	$(261,520)	$(165,104)	$7,693,568
Total comprehensive income	—	—	—	539,008	(109,997)	—	429,011
Cash dividends declared:
Preferred dividends ($387.50 per share)	—	—	—	(11,625)	—	—	(11,625)
Common dividends ($0.86 per share)	—	—	—	(65,984)	—	—	(65,984)
Purchase of treasury stock	—	—	—	—	—	(37,901)	(37,901)
Issuances of equity awards, net of forfeitures	—	—	(16,259)	—	—	17,983	1,724
Recognition of equity-based compensation	—	—	21,050	—	—	—	21,050
Sale of treasury stock	—	—	142	—	—	150	292
Exercise of stock options	—	—	65	—	—	593	658
Balance – June 30, 2026	$294,066	$78,666	$4,016,045	$4,197,812	$(371,517)	$(184,279)	$8,030,793

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$539,008	$298,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55,000	107,000
Net accretion of premiums and discounts from acquisition	(86,082)	(60,204)
Depreciation and amortization	70,222	67,361
Amortization of debt issuance costs	213	438
Deferred income tax expense	17,858	23,772
Net (increase) decrease in trading securities and other earning assets	(23,508)	3,835
Gains on investment securities, net	(30,133)	(32,903)
Losses on sales of assets	1,124	62
Amortization of securities premiums, net of discount accretion	3,061	1,828
Originations of loans held for sale	(63,896)	(43,485)
Gains on sales of loans held for sale, net	(1,541)	(1,165)
Proceeds from sales of loans held for sale	60,667	41,668
Equity-based compensation	22,774	20,709
Changes in:
Accrued income	2,192	(7,016)
Accrued expenses and taxes	(72,426)	(21,935)
Other assets and liabilities, net	215,997	249,715
Net cash provided by operating activities	710,530	648,407
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	253,434	346,297
Purchases	(234,023)	(15,319)
Securities available for sale:
Sales	57,146	616,354
Maturities, calls and principal repayments	946,269	819,828
Purchases	(884,636)	(2,571,763)
Equity securities with readily determinable fair values:
Sales	20,590	—
Purchases	(212)	(392)
Equity securities without readily determinable fair values:
Sales	28,249	23,068
Maturities, calls and principal repayments	16,713	11,096
Purchases	(47,801)	(114,823)
Payment of tax equity investment commitments	(32,734)	(34,762)
Net increase in loans	(2,346,075)	(1,332,396)
Net decrease (increase) in fed funds sold and resell agreements	619,655	(192,191)
Net cash activity from acquisitions and divestitures	—	174,985
Net decrease in interest-bearing balances due from other financial institutions	258	958,769
Net purchases of premises and equipment	(22,978)	(23,427)
Net cash used in investing activities	(1,626,145)	(1,334,676)

FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(337,148)	2,898,641
Net decrease in time deposits	(552,960)	(405,498)
Net (decrease) increase in fed funds purchased and repurchase agreements	(241,338)	300,258
Repayment of long-term debt	—	(11,055)
Cash dividends paid	(78,113)	(62,504)
Payment of common stock issuance costs	—	(524)
Proceeds from exercise of stock options and sales of treasury shares	950	670
Purchases of treasury stock	(37,901)	(15,724)
Common stock issuance	—	235,141
Preferred stock issuance	—	294,062
Net cash (used in) provided by financing activities	(1,246,510)	3,233,467
(Decrease) increase in cash and cash equivalents	(2,162,125)	2,547,198
Cash and cash equivalents at beginning of period	7,771,973	8,448,691
Cash and cash equivalents at end of period	$5,609,848	$10,995,889

Supplemental disclosures:
Income tax payments	$83,535	$20,402
Total interest payments	680,523	699,709
Noncash disclosures:
Acquisition of tax equity investments	$2,500	$29,314
Commitment to fund tax equity investments	2,500	29,314
Transfer of loans to other real estate owned	1,489	900
Transfer of loans to other repossessed assets	—	39
Issuance of common stock as consideration for acquisition	—	2,783,510
Issuance of preferred stock as consideration for acquisition	—	115,230
Stock based compensation as consideration for acquisition	—	20,389

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of June 30, 2026 and June 30, 2025 (in thousands):

	June 30,
	2026	2025
Due from the FRB	$4,829,972	$9,908,193
Cash and due from banks	779,876	1,087,696
Cash and cash equivalents at end of period	$5,609,848	$10,995,889

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $121.0 million and $118.0 million at June 30, 2026 and June 30, 2025, respectively.

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

Per Share Data

Basic net income per common share is computed using net income available to common shareholders and the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share is determined using net income available to common shareholders and the weighted average common shares and assumed incremental common shares issued. The following table provides the amounts used in the determination of basic and diluted net income per common share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$277,570	$217,394	$539,008	$298,727
Less: Preferred dividends	5,812	2,012	11,625	4,025
Net income available to common shareholders	$271,758	$215,382	$527,383	$294,702

Weighted average common shares outstanding for basic earnings per share	75,972,781	75,923,082	76,002,535	70,523,171
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	419,452	318,716	419,902	378,464
Weighted average common shares for diluted earnings per share	76,392,233	76,241,798	76,422,437	70,901,635
Net income per common share – basic	$3.58	$2.84	$6.94	$4.18
Net income per common share – diluted	3.56	2.82	6.90	4.16
Number of antidilutive restricted stock units excluded from diluted earnings per share computation	—	—	—	—
Number of antidilutive stock options excluded from diluted earnings per share computation	—	4,962	—	4,962

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$15,797	$179	$33,917	$49,893	$17,889,869	$17,939,762
Specialty lending	—	—	—	—	657,710	657,710
Commercial real estate	21,290	—	61,827	83,117	16,484,246	16,567,363
Consumer real estate	5,209	399	30,561	36,169	4,478,048	4,514,217
Consumer	624	5,238	177	6,039	263,158	269,197
Credit cards	8,864	7,899	1,044	17,807	683,425	701,232
Leases and other	—	—	—	—	500,245	500,245
Total loans	$51,784	$13,715	$127,526	$193,025	$40,956,701	$41,149,726

	December 31, 2025
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$36,391	$6,417	$26,633	$69,441	$16,201,079	$16,270,520
Specialty lending	—	—	—	—	518,237	518,237
Commercial real estate	24,786	—	86,838	111,624	16,264,615	16,376,239
Consumer real estate	10,451	244	29,910	40,605	4,395,863	4,436,468
Consumer	689	5,237	777	6,703	232,108	238,811
Credit cards	9,194	6,505	508	16,207	684,526	700,733
Leases and other	—	—	—	—	238,400	238,400
Total loans	$81,511	$18,403	$144,666	$244,580	$38,534,828	$38,779,408

The Company sold consumer real estate loans with proceeds of $60.7 million and $41.7 million in the secondary market without recourse during the six months ended June 30, 2026 and 2025, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $127.5 million and $144.7 million at June 30, 2026 and December 31, 2025, respectively. Restructured loans totaled $157 thousand and $169 thousand at June 30, 2026 and December 31, 2025, respectively. Loans 90 days past due and still accruing interest amounted to $13.7 million and $18.4 million at June 30, 2026 and December 31, 2025, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2026 and 2025. Nonaccrual loans with no related allowance for credit losses totaled $84.2 million and $76.8 million at June 30, 2026 and December 31, 2025, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$33,917	$14,228
Specialty lending	—	—
Commercial real estate	61,827	39,178
Consumer real estate	30,561	29,551
Consumer	177	177
Credit cards	1,044	1,044
Leases and other	—	—
Total loans	$127,526	$84,178

	December 31, 2025
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$26,633	$10,870
Specialty lending	—	—
Commercial real estate	86,838	35,973
Consumer real estate	29,910	28,661
Consumer	777	777
Credit cards	508	508
Leases and other	—	—
Total loans	$144,666	$76,789

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of June 30, 2026 and December 31, 2025, as well as the gross charge-offs by loan class and origination year for the six months ended June 30, 2026 (in thousands):

	June 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,117,193	$2,538,752	$1,664,541	$819,602	$747,661	$581,891	$6,144,832	$20,447	$14,634,919
Agriculture	15,722	24,780	17,997	20,683	5,307	3,841	353,108	—	441,438
NDFIs	106,719	181,631	293,521	356,570	53,622	18,935	1,832,814	421	2,844,233
Overdrafts	—	—	—	—	—	—	19,172	—	19,172
Total Commercial and industrial	2,239,634	2,745,163	1,976,059	1,196,855	806,590	604,667	8,349,926	20,868	17,939,762
Current period charge-offs	15	—	41	102	71	603	11,440	—	12,272
Specialty lending:
Asset-based lending	51,570	38,437	2,989	—	6,433	46,332	511,949	—	657,710
Total Specialty lending	51,570	38,437	2,989	—	6,433	46,332	511,949	—	657,710
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	535,382	1,157,525	557,615	505,468	885,425	1,288,592	46,994	538	4,977,539
Non-owner-occupied	960,336	1,502,277	739,683	548,768	997,794	1,268,408	39,333	—	6,056,599
Farmland	111,106	264,017	68,862	63,823	96,724	214,606	62,025	—	881,163
5+ Multi-family	255,240	95,985	194,816	132,012	567,165	473,161	6,289	—	1,724,668
1-4 Family construction	51,421	40,213	25,236	—	—	—	—	—	116,870
General construction	505,979	825,964	562,440	564,466	288,487	18,716	44,472	—	2,810,524
Total Commercial real estate	2,419,464	3,885,981	2,148,652	1,814,537	2,835,595	3,263,483	199,113	538	16,567,363
Current period charge-offs	—	—	403	6,145	4,394	995	—	—	11,937
Consumer real estate:
HELOC	591	1,367	478	2,128	2,561	8,528	749,509	2,996	768,158
First lien: 1-4 family	381,589	574,413	323,306	317,289	593,506	1,439,016	855	1,333	3,631,307
Junior lien: 1-4 family	9,881	15,698	24,973	17,417	25,230	21,062	491	—	114,752
Total Consumer real estate	392,061	591,478	348,757	336,834	621,297	1,468,606	750,855	4,329	4,514,217
Current period charge-offs	—	—	29	371	167	327	5	—	899
Consumer:
Revolving line	—	484	34	96	442	707	160,755	6,984	169,502
Auto	6,530	6,380	5,421	6,891	3,407	608	—	—	29,237
Other	5,293	10,126	7,422	2,483	5,301	1,538	38,295	—	70,458
Total Consumer	11,823	16,990	12,877	9,470	9,150	2,853	199,050	6,984	269,197
Current period charge-offs	—	19	47	56	103	12	1,820	—	2,057
Credit cards:
Consumer	—	—	—	—	—	—	348,172	—	348,172
Commercial	—	—	—	—	—	—	353,060	—	353,060
Total Credit cards	—	—	—	—	—	—	701,232	—	701,232
Current period charge-offs	—	—	—	—	—	—	12,202	—	12,202
Leases and other:
Leases	—	—	—	—	—	933	—	—	933
Other	69,283	166,648	15,240	7,871	7,149	10,744	222,377	—	499,312
Total Leases and other	69,283	166,648	15,240	7,871	7,149	11,677	222,377	—	500,245
Current period charge-offs	—	—	—	—	—	—	—	—	—
Total loans	$5,183,835	$7,444,697	$4,504,574	$3,365,567	$4,286,214	$5,397,618	$10,934,502	$32,719	$41,149,726

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,989,029	$1,901,767	$1,039,595	$929,230	$471,193	$321,761	$5,636,442	$12,186	$13,301,203
Agriculture	30,385	22,585	24,980	7,827	3,859	3,180	426,729	2,258	521,803
NDFIs	130,392	286,076	368,137	86,436	12,136	29,406	1,517,283	271	2,430,137
Overdrafts	—	—	—	—	—	—	17,377	—	17,377
Total Commercial and industrial	3,149,806	2,210,428	1,432,712	1,023,493	487,188	354,347	7,597,831	14,715	16,270,520
Specialty lending:
Asset-based lending	46,480	5,639	—	5,801	25,763	22,632	411,922	—	518,237
Total Specialty lending	46,480	5,639	—	5,801	25,763	22,632	411,922	—	518,237
Commercial real estate:
Owner-occupied	1,151,075	529,761	599,178	955,385	775,378	724,775	39,505	—	4,775,057
Non-owner-occupied	1,664,285	656,031	847,458	1,018,831	769,616	736,502	41,093	1,054	5,734,870
Farmland	258,796	74,542	85,814	131,009	83,613	163,318	66,403	75	863,570
5+ Multi-family	329,902	179,107	171,945	554,125	434,660	96,475	10,441	—	1,776,655
1-4 Family construction	75,849	11,564	240	520	—	—	1,301	—	89,474
General construction	1,099,253	868,115	719,128	373,196	28,313	16,273	32,335	—	3,136,613
Total Commercial real estate	4,579,160	2,319,120	2,423,763	3,033,066	2,091,580	1,737,343	191,078	1,129	16,376,239
Consumer real estate:
HELOC	2,748	399	756	2,075	577	7,784	698,503	5,331	718,173
First lien: 1-4 family	653,333	368,156	364,405	631,555	735,751	830,570	6,864	13	3,590,647
Junior lien: 1-4 family	20,458	31,221	19,212	28,538	17,405	6,048	4,766	—	127,648
Total Consumer real estate	676,539	399,776	384,373	662,168	753,733	844,402	710,133	5,344	4,436,468
Consumer:
Revolving line	1,485	34	23	49	24	526	160,454	102	162,697
Auto	8,179	7,292	9,743	5,307	1,118	248	—	—	31,887
Other	12,907	11,197	3,514	5,917	853	1,272	8,567	—	44,227
Total Consumer	22,571	18,523	13,280	11,273	1,995	2,046	169,021	102	238,811
Credit cards:
Consumer	—	—	—	—	—	—	347,749	—	347,749
Commercial	—	—	—	—	—	—	352,984	—	352,984
Total Credit cards	—	—	—	—	—	—	700,733	—	700,733
Leases and other:
Leases	—	—	—	—	—	1,214	—	—	1,214
Other	181,160	16,408	8,588	8,713	7,344	1,671	13,302	—	237,186
Total Leases and other	181,160	16,408	8,588	8,713	7,344	2,885	13,302	—	238,400
Total loans	$8,655,716	$4,969,894	$4,262,716	$4,744,514	$3,367,603	$2,963,655	$9,794,020	$21,290	$38,779,408

Accrued interest on loans totaled $174.1 million and $176.1 million as of June 30, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,064,385	$2,507,694	$1,616,205	$780,852	$696,623	$574,866	$5,920,736	$10,201	$14,171,562
Special Mention	102	3,705	30,810	9,142	2,228	1,055	90,700	—	137,742
Substandard	52,206	23,283	13,460	29,594	48,810	5,970	132,934	10,246	316,503
Doubtful	500	4,070	4,066	14	—	—	462	—	9,112
Total Equipment/Accounts Receivable/Inventory	$2,117,193	$2,538,752	$1,664,541	$819,602	$747,661	$581,891	$6,144,832	$20,447	$14,634,919
Agriculture
Pass	$12,983	$23,035	$17,700	$20,333	$5,206	$3,466	$337,635	$—	$420,358
Special Mention	2,447	1,571	—	252	51	36	3,922	—	8,279
Substandard	292	174	297	98	50	339	11,551	—	12,801
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$15,722	$24,780	$17,997	$20,683	$5,307	$3,841	$353,108	$—	$441,438
NDFIs
Pass	$106,719	$181,351	$286,906	$354,035	$50,955	$18,927	$1,821,067	$421	$2,820,381
Special Mention	—	—	—	—	—	—	11,747	—	11,747
Substandard	—	280	6,615	2,535	2,667	8	—	—	12,105
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$106,719	$181,631	$293,521	$356,570	$53,622	$18,935	$1,832,814	$421	$2,844,233

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,958,147	$1,842,768	$982,320	$874,006	$462,210	$302,753	$5,404,325	$4,492	$12,831,021
Special Mention	4,962	37,671	7,883	6,085	893	9,535	63,256	6,635	136,920
Substandard	21,647	17,207	49,292	49,139	8,090	9,473	168,348	1,059	324,255
Doubtful	4,273	4,121	100	—	—	—	513	—	9,007
Total Equipment/Accounts Receivable/Inventory	$2,989,029	$1,901,767	$1,039,595	$929,230	$471,193	$321,761	$5,636,442	$12,186	$13,301,203
Agriculture
Pass	$26,921	$22,252	$24,757	$7,254	$3,824	$2,622	$406,985	$815	$495,430
Special Mention	2,464	—	—	71	35	—	5,374	—	7,944
Substandard	1,000	333	223	502	—	558	14,370	—	16,986
Doubtful	—	—	—	—	—	—	—	1,443	1,443
Total Agriculture	$30,385	$22,585	$24,980	$7,827	$3,859	$3,180	$426,729	$2,258	$521,803
NDFIs
Pass	$129,859	$277,053	$364,738	$82,934	$11,470	$29,289	$1,489,473	$221	$2,385,037
Special Mention	—	—	—	—	2	—	27,810	50	27,862
Substandard	533	9,023	3,399	3,502	664	117	—	—	17,238
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$130,392	$286,076	$368,137	$86,436	$12,136	$29,406	$1,517,283	$271	$2,430,137

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of June 30, 2026 and December 31, 2025 (in thousands):

	Asset-based lending
Risk	June 30, 2026	December 31, 2025
In-margin	$657,710	$518,237
Out-of-margin	—	—
Total	$657,710	$518,237

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$477,420	$1,143,977	$554,446	$463,876	$843,516	$1,244,377	$46,004	$538	$4,774,154
Special Mention	51,659	3,689	116	—	16,406	15,850	340	—	88,060
Substandard	6,303	9,859	3,053	41,592	25,503	28,365	650	—	115,325
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$535,382	$1,157,525	$557,615	$505,468	$885,425	$1,288,592	$46,994	$538	$4,977,539
Non-owner-occupied
Pass	$931,798	$1,502,277	$735,807	$527,055	$974,214	$1,225,011	$34,371	$—	$5,930,533
Special Mention	—	—	1,877	16,581	8,373	15,955	—	—	42,786
Substandard	28,538	—	1,999	5,128	15,207	27,442	4,962	—	83,276
Doubtful	—	—	—	4	—	—	—	—	4
Total Non-owner-occupied	$960,336	$1,502,277	$739,683	$548,768	$997,794	$1,268,408	$39,333	$—	$6,056,599
Farmland
Pass	$101,410	$232,209	$62,847	$46,198	$84,721	$176,726	$61,026	$—	$765,137
Special Mention	5,325	23,286	185	236	629	3,200	—	—	32,861
Substandard	4,371	8,522	5,830	17,389	11,374	34,680	999	—	83,165
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$111,106	$264,017	$68,862	$63,823	$96,724	$214,606	$62,025	$—	$881,163
5+ Multi-family
Pass	$216,409	$95,985	$194,816	$113,863	$558,021	$472,075	$6,284	$—	$1,657,453
Special Mention	38,831	—	—	—	97	1,086	5	—	40,019
Substandard	—	—	—	18,149	9,047	—	—	—	27,196
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$255,240	$95,985	$194,816	$132,012	$567,165	$473,161	$6,289	$—	$1,724,668
1-4 Family construction
Pass	$50,751	$40,213	$24,781	$—	$—	$—	$—	$—	$115,745
Special Mention	670	—	455	—	—	—	—	—	1,125
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$51,421	$40,213	$25,236	$—	$—	$—	$—	$—	$116,870
General construction
Pass	$494,647	$811,295	$558,292	$527,131	$249,472	$15,398	$37,222	$—	$2,693,457
Special Mention	3,693	14,570	4,148	404	19,334	1,865	—	—	44,014
Substandard	7,639	—	—	36,931	19,681	1,453	7,250	—	72,954
Doubtful	—	99	—	—	—	—	—	—	99
Total General construction	$505,979	$825,964	$562,440	$564,466	$288,487	$18,716	$44,472	$—	$2,810,524

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$1,135,389	$489,616	$529,515	$904,187	$751,944	$681,592	$39,385	$—	$4,531,628
Special Mention	4,148	37,092	19,605	30,991	11,892	27,290	120	—	131,138
Substandard	11,538	3,053	50,058	20,207	11,542	15,893	—	—	112,291
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$1,151,075	$529,761	$599,178	$955,385	$775,378	$724,775	$39,505	$—	$4,775,057
Non-owner-occupied
Pass	$1,619,478	$652,107	$827,493	$974,293	$749,272	$716,905	$36,134	$1,054	$5,576,736
Special Mention	23,339	1,950	—	19,994	745	12,307	—	—	58,335
Substandard	21,468	1,974	7,013	17,856	19,599	7,290	4,959	—	80,159
Doubtful	—	—	12,952	6,688	—	—	—	—	19,640
Total Non-owner-occupied	$1,664,285	$656,031	$847,458	$1,018,831	$769,616	$736,502	$41,093	$1,054	$5,734,870
Farmland
Pass	$230,559	$67,852	$65,697	$116,281	$80,909	$124,702	$65,013	$75	$751,088
Special Mention	18,101	342	—	115	120	1,869	—	—	20,547
Substandard	10,136	6,348	20,117	14,613	2,584	36,747	1,390	—	91,935
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$258,796	$74,542	$85,814	$131,009	$83,613	$163,318	$66,403	$75	$863,570
5+ Multi-family
Pass	$329,902	$179,107	$157,535	$543,003	$426,213	$96,282	$10,441	$—	$1,742,483
Special Mention	—	—	238	2,891	8,447	193	—	—	11,769
Substandard	—	—	14,172	8,231	—	—	—	—	22,403
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$329,902	$179,107	$171,945	$554,125	$434,660	$96,475	$10,441	$—	$1,776,655
1-4 Family construction
Pass	$74,900	$11,104	$—	$520	$—	$—	$1,301	$—	$87,825
Special Mention	949	460	240	—	—	—	—	—	1,649
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$75,849	$11,564	$240	$520	$—	$—	$1,301	$—	$89,474
General construction
Pass	$1,078,840	$865,015	$684,507	$333,717	$23,062	$14,951	$25,085	$—	$3,025,177
Special Mention	14,579	3,100	128	18,919	1,903	29	—	—	38,658
Substandard	5,732	—	34,493	20,560	3,348	1,293	7,250	—	72,676
Doubtful	102	—	—	—	—	—	—	—	102
Total General construction	$1,099,253	$868,115	$719,128	$373,196	$28,313	$16,273	$32,335	$—	$3,136,613

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$532	$1,356	$117	$1,001	$1,787	$6,139	$749,352	$2,546	$762,830
Non-performing	59	11	361	1,127	774	2,389	157	450	5,328
Total HELOC	$591	$1,367	$478	$2,128	$2,561	$8,528	$749,509	$2,996	$768,158
First lien: 1-4 family
Performing	$380,978	$572,745	$322,776	$312,864	$586,081	$1,430,073	$855	$1,333	$3,607,705
Non-performing	611	1,668	530	4,425	7,425	8,943	—	—	23,602
Total First lien: 1-4 family	$381,589	$574,413	$323,306	$317,289	$593,506	$1,439,016	$855	$1,333	$3,631,307
Junior lien: 1-4 family
Performing	$9,881	$15,698	$24,934	$17,297	$25,178	$20,748	$491	$—	$114,227
Non-performing	—	—	39	120	52	314	—	—	525
Total Junior lien: 1-4 family	$9,881	$15,698	$24,973	$17,417	$25,230	$21,062	$491	$—	$114,752

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$2,736	$87	$407	$1,343	$324	$5,979	$697,853	$4,358	$713,087
Non-performing	12	312	349	732	253	1,805	650	973	5,086
Total HELOC	$2,748	$399	$756	$2,075	$577	$7,784	$698,503	$5,331	$718,173
First lien: 1-4 family
Performing	$608,545	$367,915	$359,419	$624,670	$732,306	$824,314	$6,864	$13	$3,524,046
Non-performing	44,788	241	4,986	6,885	3,445	6,256	—	—	66,601
Total First lien: 1-4 family	$653,333	$368,156	$364,405	$631,555	$735,751	$830,570	$6,864	$13	$3,590,647
Junior lien: 1-4 family
Performing	$20,419	$30,975	$19,202	$28,417	$17,324	$5,974	$4,766	$—	$127,077
Non-performing	39	246	10	121	81	74	—	—	571
Total Junior lien: 1-4 family	$20,458	$31,221	$19,212	$28,538	$17,405	$6,048	$4,766	$—	$127,648

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$—	$484	$34	$96	$442	$705	$160,751	$6,937	$169,449
Non-performing	—	—	—	—	—	2	4	47	53
Total Revolving line	$—	$484	$34	$96	$442	$707	$160,755	$6,984	$169,502
Auto
Performing	$6,530	$6,380	$5,421	$6,891	$3,375	$603	$—	$—	$29,200
Non-performing	—	—	—	—	32	5	—	—	37
Total Auto	$6,530	$6,380	$5,421	$6,891	$3,407	$608	$—	$—	$29,237
Other
Performing	$5,293	$10,126	$7,386	$2,483	$5,283	$1,515	$38,295	$—	$70,381
Non-performing	—	—	36	—	18	23	—	—	77
Total Other	$5,293	$10,126	$7,422	$2,483	$5,301	$1,538	$38,295	$—	$70,458

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$1,485	$34	$23	$47	$24	$525	$159,834	$99	$162,071
Non-performing	—	—	—	2	—	1	620	3	626
Total Revolving line	$1,485	$34	$23	$49	$24	$526	$160,454	$102	$162,697
Auto
Performing	$8,179	$7,292	$9,725	$5,290	$1,109	$248	$—	$—	$31,843
Non-performing	—	—	18	17	9	—	—	—	44
Total Auto	$8,179	$7,292	$9,743	$5,307	$1,118	$248	$—	$—	$31,887
Other
Performing	$12,905	$11,161	$3,514	$5,893	$849	$1,245	$8,567	$—	$44,134
Non-performing	2	36	—	24	4	27	—	—	93
Total Other	$12,907	$11,197	$3,514	$5,917	$853	$1,272	$8,567	$—	$44,227

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

The following tables provide a summary of the amortized cost balance of consumer credit cards by risk rating as of June 30, 2026 and December 31, 2025 (in thousands):

	Consumer
Risk	June 30, 2026	December 31, 2025
Transactor accounts	$129,826	$123,445
Revolver accounts (by credit score):
Less than 600	12,576	13,123
600-619	6,330	7,127
620-639	11,848	12,243
640-659	19,127	19,679
660-679	20,074	20,261
680-699	22,510	22,814
700-719	24,802	25,385
720-739	22,074	22,547
740-759	19,735	19,838
760-779	19,949	19,864
780-799	17,987	18,774
800-819	11,677	11,782
820-839	5,973	6,151
840+	1,229	1,213
Total	$345,717	$344,246

The following table provides a summary of the amortized cost balance of consumer credit cards considered significantly delinquent for a co-branded portfolio by delinquent cycles as of June 30, 2026 and December 31, 2025 (in thousands):

	Consumer
Risk	June 30, 2026	December 31, 2025
61-90 Days	$665	$1,084
91-120 Days	631	848
121-150 Days	597	805
151-180 Days	562	766
Total	$2,455	$3,503

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of June 30, 2026 and December 31, 2025 (in thousands):

	Commercial
Risk	June 30, 2026	December 31, 2025
Current	$326,000	$330,585
Past Due	27,060	22,399
Total	$353,060	$352,984

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of June 30, 2026 and December 31, 2025 (in thousands):

	Leases		Other
Risk	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Pass	$933	$1,214	$499,312	$237,186
Special Mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$933	$1,214	$499,312	$237,186

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

The ACL for the State and political HTM securities segment is measured using a loss rate method based on historical bond rating transitions. Primary risk drivers within the segment are bond ratings in the portfolio along with changes of macro-economic conditions. There is no ACL for the U.S. Treasury and GSE mortgage-backed HTM securities portfolios as they are considered to be agency-backed securities with no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. For further discussion on these securities, including the aging and amortized cost balance of HTM securities, see Note 5, “Securities.”

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended June 30, 2026
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$252,669	$—	$146,435	$5,134	$1,319	$18,531	$1,788	$425,876	$3,357	$429,233
Charge-offs	(8,923)	—	(1,173)	(386)	(972)	(6,326)	—	(17,780)	—	(17,780)
Recoveries	422	—	26	22	154	1,295	—	1,919	—	1,919
Provision	51,144	—	(33,292)	940	1,470	4,590	2,509	27,361	639	28,000
Ending balance - ACL	$295,312	$—	$111,996	$5,710	$1,971	$18,090	$4,297	$437,376	$3,996	$441,372
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,865	$—	$1,608	$116	$77	$—	$31	$5,697	$24	$5,721
Provision	96	—	(197)	(17)	6	—	114	2	(2)	—
Ending balance - ACL on off-balance sheet	$3,961	$—	$1,411	$99	$83	$—	$145	$5,699	$22	$5,721

	Three Months Ended June 30, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$192,755	$—	$149,345	$4,798	$1,488	$19,995	$541	$368,922	$4,566	$373,488
PCD allowance for credit loss at acquisition	9,883	—	5,284	—	—	—	—	15,167	—	15,167
Charge-offs	(6,112)	—	(4,178)	(400)	(681)	(5,524)	—	(16,895)	—	(16,895)
Recoveries	120	—	184	147	126	856	—	1,433	—	1,433
Provision	14,082	—	2,854	976	634	2,586	159	21,291	(291)	21,000
Ending balance - ACL	$210,728	$—	$153,489	$5,521	$1,567	$17,913	$700	$389,918	$4,275	$394,193
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$5,535	$—	$2,412	$138	$91	$—	$35	$8,211	$10	$8,221
Initial allowance for credit loss at acquisition	—	—	—	—	—	—	—	—	—	—
Provision	(1,204)	—	1,128	42	7	—	19	(8)	8	—
Ending balance - ACL on off-balance sheet	$4,331	$—	$3,540	$180	$98	$—	$54	$8,203	$18	$8,221

	Six Months Ended June 30, 2026
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$240,324	$—	$151,060	$6,938	$1,387	$18,042	$1,727	$419,478	$1,684	$421,162
Charge-offs	(12,272)	—	(11,937)	(899)	(2,057)	(12,202)	—	(39,367)	—	(39,367)
Recoveries	1,512	—	29	41	453	2,522	20	4,577	—	4,577
Provision	65,748	—	(27,156)	(370)	2,188	9,728	2,550	52,688	2,312	55,000
Ending balance - ACL	$295,312	$—	$111,996	$5,710	$1,971	$18,090	$4,297	$437,376	$3,996	$441,372
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,886	$—	$2,548	$154	$91	$—	$27	$5,706	$15	$5,721
Provision	1,075	—	(1,137)	(55)	(8)	—	118	(7)	7	—
Ending balance - ACL on off-balance sheet	$3,961	$—	$1,411	$99	$83	$—	$145	$5,699	$22	$5,721

	Six Months Ended June 30, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$161,553	$—	$77,340	$4,327	$966	$14,272	$631	$259,089	$2,645	$261,734
PCD allowance for credit loss at acquisition	45,026	—	32,048	206	13	—	—	77,293	—	77,293
Charge-offs	(32,108)	—	(6,502)	(1,629)	(1,423)	(12,200)	—	(53,862)	—	(53,862)
Recoveries	189	—	184	163	245	1,747	—	2,528	—	2,528
Provision	36,068	—	50,419	2,454	1,766	14,094	69	104,870	1,630	106,500
Ending balance - ACL	$210,728	$—	$153,489	$5,521	$1,567	$17,913	$700	$389,918	$4,275	$394,193
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,234	$—	$1,741	$70	$16	$—	$63	$4,124	$14	$4,138
Initial allowance for credit loss at acquisition	2,166	—	1,192	63	41	—	114	3,576	7	3,583
Provision	(69)	—	607	47	41	—	(123)	503	(3)	500
Ending balance - ACL on off-balance sheet	$4,331	$—	$3,540	$180	$98	$—	$54	$8,203	$18	$8,221

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

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$28,942	$9,214	$13,077
Agriculture	759	—	759
NDFIs	4,216	3,825	392
Total Commercial and industrial	33,917	13,039	14,228
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	19,930	895	17,601
Non-owner-occupied	24,009	3,256	3,689
Farmland	3,274	—	3,274
5+ Multi-family	14,568	—	14,568
1-4 Family construction	—	—	—
General construction	183	—	183
Total Commercial real estate	61,964	4,151	39,315
Consumer real estate:
HELOC	5,523	—	5,523
First lien: 1-4 family	24,482	52	23,472
Junior lien: 1-4 family	556	—	556
Total Consumer real estate	30,561	52	29,551
Consumer:
Revolving line	61	—	61
Auto	39	—	39
Other	77	—	77
Total Consumer	177	—	177
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$126,619	$17,242	$83,271

	December 31, 2025
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$23,594	$10,741	$9,274
Agriculture	2,186	687	743
NDFIs	853	—	853
Total Commercial and industrial	26,633	11,428	10,870
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	10,905	2,240	3,746
Non-owner-occupied	50,955	9,093	8,957
Farmland	3,389	—	3,389
5+ Multi-family	14,324	—	14,324
1-4 Family construction	—	—	—
General construction	7,408	161	5,700
Total Commercial real estate	86,981	11,494	36,116
Consumer real estate:
HELOC	5,319	—	5,319
First lien: 1-4 family	23,969	205	22,720
Junior lien: 1-4 family	622	—	622
Total Consumer real estate	29,910	205	28,661
Consumer:
Revolving line	633	—	633
Auto	47	—	47
Other	97	—	97
Total Consumer	777	—	777
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$144,301	$23,127	$76,424

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

For the three months ended June 30, 2026, the Company had no new modifications on loans made to a borrower experiencing financial difficulty. For the six months ended June 30, 2026, the Company had three modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $534 thousand and a total post-modification loan balance of $538 thousand. For the three months ended June 30, 2025, the Company had one new modification on a residential real estate loan made to a borrower experiencing financial difficulty with a total pre-modification loan balance of $131 thousand and a total post-modification loan balance of $133 thousand. For the six months ended June 30, 2025, the Company had two modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $356 thousand and a total post-modification loan balance of $358 thousand.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of June 30, 2026 and 2025. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three and six months ended June 30, 2026 and 2025, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,212,279	$1,966	$(9,328)	$2,204,917
U.S. Agencies	48,776	66	(57)	48,785
Mortgage-backed	8,582,743	22,107	(381,235)	8,223,615
State and political subdivisions	2,419,723	18,092	(65,318)	2,372,497
Corporates	88,922	250	(1,863)	87,309
Collateralized loan obligations	550,875	309	(148)	551,036
Total	$13,903,318	$42,790	$(457,949)	$13,488,159

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,301,248	$20,008	$(441)	$2,320,815
U.S. Agencies	62,069	401	(100)	62,370
Mortgage-backed	8,427,197	71,827	(331,151)	8,167,873
State and political subdivisions	2,494,537	24,898	(72,847)	2,446,588
Corporates	180,854	349	(4,088)	177,115
Collateralized loan obligations	533,995	504	(119)	534,380
Total	$13,999,900	$117,987	$(408,746)	$13,709,141

The following table presents contractual maturity information for securities available for sale at June 30, 2026 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$899,563	$899,840
Due after 1 year through 5 years	2,072,561	2,056,146
Due after 5 years through 10 years	562,639	554,837
Due after 10 years	1,785,812	1,753,721
Total	5,320,575	5,264,544
Mortgage-backed securities	8,582,743	8,223,615
Total securities available for sale	$13,903,318	$13,488,159

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table presents the sales of securities available for sale for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$5,375	$4,931	$57,146	$616,354
Gross realized gains	26	33	429	423
Gross realized losses	—	—	—	—

There were $13.2 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2026 and December 31, 2025, respectively.

Accrued interest on securities available for sale totaled $80.1 million and $82.9 million as of June 30, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025 (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2026	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	201	$1,508,078	$(9,256)	1	$14,925	$(72)	202	$1,523,003	$(9,328)
U.S. Agencies	1	6,663	(57)	—	—	—	1	6,663	(57)
Mortgage-backed	384	3,684,127	(45,541)	795	2,591,410	(335,694)	1,179	6,275,537	(381,235)
State and political subdivisions	349	398,225	(3,488)	805	800,287	(61,830)	1,154	1,198,512	(65,318)
Corporates	—	—	—	46	70,302	(1,863)	46	70,302	(1,863)
Collateralized loan obligations	20	189,707	(148)	—	—	—	20	189,707	(148)
Total	955	$5,786,800	$(58,490)	1,647	$3,476,924	$(399,459)	2,602	$9,263,724	$(457,949)

	Less than 12 months			12 months or more			Total
December 31, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$72,013	$(88)	2	$30,234	$(353)	10	$102,247	$(441)
U.S. Agencies	1	7,855	(100)	—	—	—	1	7,855	(100)
Mortgage-backed	82	757,160	(5,682)	817	2,871,729	(325,469)	899	3,628,889	(331,151)
State and political subdivisions	152	515,364	(11,181)	1,142	809,113	(61,666)	1,294	1,324,477	(72,847)
Corporates	1	2,990	(10)	134	164,108	(4,078)	135	167,098	(4,088)
Collateralized loan obligations	20	164,531	(112)	1	2,999	(7)	21	167,530	(119)
Total	264	$1,519,913	$(17,173)	2,096	$3,878,183	$(391,573)	2,360	$5,398,096	$(408,746)

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

As of June 30, 2026 and December 31, 2025, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at June 30, 2026 and December 31, 2025, respectively (in thousands):

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Treasury	$38,260	$—	$(555)	$37,705	$—	$38,260
Mortgage-backed	2,405,985	3	(319,454)	2,086,534	—	2,405,985
State and political subdivisions	3,272,181	23,781	(180,754)	3,115,208	(3,996)	3,268,185
Total	$5,716,426	$23,784	$(500,763)	$5,239,447	$(3,996)	$5,712,430

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Treasury	$38,253	$27	$(37)	$38,243	$—	$38,253
Mortgage-backed	2,513,667	335	(305,040)	2,208,962	—	2,513,667
State and political subdivisions	3,172,307	26,713	(195,760)	3,003,260	(1,684)	3,170,623
Total	$5,724,227	$27,075	$(500,837)	$5,250,465	$(1,684)	$5,722,543

The following table presents contractual maturity information for securities held to maturity at June 30, 2026 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$89,562	$89,149
Due after 1 year through 5 years	556,314	548,106
Due after 5 years through 10 years	797,227	767,036
Due after 10 years	1,867,338	1,748,622
Total	3,310,441	3,152,913
Mortgage-backed securities	2,405,985	2,086,534
Total securities held to maturity	$5,716,426	$5,239,447

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three or six months ended June 30, 2026 or 2025.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $124.9 million and $139.2 million at June 30, 2026 and December 31, 2025, respectively.

Accrued interest on securities held to maturity totaled $30.2 million and $28.0 million as of June 30, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025, respectively (in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2026	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Treasury	7	$37,705	$(555)	—	$—	$—	7	$37,705	$(555)
Mortgage-backed	17	195,205	(3,487)	262	1,890,512	(315,967)	279	2,085,717	(319,454)
State and political subdivisions	180	828,018	(42,832)	1,341	1,387,515	(137,922)	1,521	2,215,533	(180,754)
Total	204	$1,060,928	$(46,874)	1,603	$3,278,027	$(453,889)	1,807	$4,338,955	$(500,763)

	Less than 12 months			12 months or more			Total
December 31, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Treasury	3	$15,913	$(37)	—	$—	$—	3	$15,913	$(37)
Mortgage-backed	10	147,066	(918)	262	1,998,984	(304,122)	272	2,146,050	(305,040)
State and political subdivisions	146	687,180	(41,122)	1,354	1,480,709	(154,638)	1,500	2,167,889	(195,760)
Total	159	$850,159	$(42,077)	1,616	$3,479,693	$(458,760)	1,775	$4,329,852	$(500,837)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at June 30, 2026 and December 31, 2025 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
June 30, 2026	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$47,599	$50,866	$346,707	$820,929	$30,143	$28,447	$13,458	$1,338,149
Utilities	836,298	959,900	122,087	13,983	1,764	—	—	1,934,032
Total state and political subdivisions	$883,897	$1,010,766	$468,794	$834,912	$31,907	$28,447	$13,458	$3,272,181

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2025	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$46,933	$51,390	$379,973	$812,061	$34,105	$23,326	$14,424	$1,362,212
Utilities	899,088	777,880	114,845	15,824	2,458	—	—	1,810,095
Total state and political subdivisions	$946,021	$829,270	$494,818	$827,885	$36,563	$23,326	$14,424	$3,172,307

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

The following table presents the aging of past due held-to-maturity securities at June 30, 2026 (in thousands):

June 30, 2026	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual	Total Past Due	Current	Total
State and political subdivisions:
Competitive	$8,276	$—	$—	$8,276	$1,329,873	$1,338,149
Utilities	—	—	—	—	1,934,032	1,934,032
Total state and political subdivisions	$8,276	$—	$—	$8,276	$3,263,905	$3,272,181

All held-to-maturity securities were current and not past due at December 31, 2025.

Trading Securities

There were net unrealized gains of $13 thousand and $48 thousand on trading securities at June 30, 2026 and 2025, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $14.0 million and $4.1 million at June 30, 2026 and December 31, 2025, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
FRB and FHLB stock	$137,667	$137,498
Equity securities with readily determinable fair values	12,610	14,690
Equity securities without readily determinable fair values	543,225	524,112
Total	$693,502	$676,300

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

The table below presents the changes in equity securities without readily determinable fair values for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$535,326	$539,930	$524,112	$416,750
Acquisition of HTLF	—	1,117	—	122,886
Purchases of securities	16,322	24,827	49,986	48,830
Observable upward price adjustments	30,902	9,411	34,470	10,433
Observable downward price adjustments	(4,088)	(2,302)	(4,724)	(8,575)
Sales of securities and other activity	(35,237)	(39,234)	(60,619)	(56,575)
Ending balance	$543,225	$533,749	$543,225	$533,749

Investment Securities Gains, Net

The following table presents the components of Investment securities gains, net for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment securities gains, net
Available-for-sale debt securities:
Gains realized on sales	$26	$33	$429	$423
Equity securities with readily determinable fair values:
Fair value adjustments, net	62	29,472	(225)	29,616
Equity securities without readily determinable fair values:
Fair value adjustments, net	8,534	(60)	8,849	(5,303)
Sales	18,465	8,240	21,080	8,167
Total investment securities gains, net	$27,087	$37,685	$30,133	$32,903

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended June 30, 2026 and December 31, 2025 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2026	$1,042,577	$76,492	$720,756	$1,839,825
Acquisition of HTLF	(1,339)	—	(892)	(2,231)
Balances as of June 30, 2026	$1,041,238	$76,492	$719,864	$1,837,594

Balances as of January 1, 2025	$63,113	$76,492	$67,780	$207,385
Acquisition of HTLF	979,464	—	652,976	1,632,440
Balances as of December 31, 2025	$1,042,577	$76,492	$720,756	$1,839,825

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$481,294	$124,085	$605,379
Accumulated amortization	120,819	44,611	165,430
Net carrying amount	$360,475	$79,474	$439,949

	As of December 31, 2025
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$481,294	$124,085	$605,379
Accumulated amortization	81,203	37,307	118,510
Net carrying amount	$400,091	$86,778	$486,869

Related to the acquisition of HTLF, the Company recognized an adjustment of $2.2 million to goodwill during the period ended June 30, 2026. During 2025, the Company recognized $1.6 billion of goodwill, a $474.1 million core deposit intangible asset, wealth customer list of $26.0 million, and purchased credit card relationships of $10.9 million. See Note 13, “Acquisition” for additional information.

On September 2, 2025, the Company acquired a healthcare savings account business, which included $32.5 million of deposits. The purchase resulted in recognition of a $4.8 million core deposit intangible asset.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Aggregate amortization expense	$23,460	$25,268	$46,920	$42,750

The following table discloses the estimated amortization expense of intangible assets in future periods (in thousands):

For the six months ending December 31, 2026	$46,199
For the year ending December 31, 2027	82,528
For the year ending December 31, 2028	70,461
For the year ending December 31, 2029	61,515
For the year ending December 31, 2030	52,901

7. Borrowed Funds

The components of the Company’s borrowed funds are as follows (in thousands):

	June 30, 2026	December 31, 2025
Long-term debt:
Trust preferred securities	$222,345	$220,034
Subordinated notes 6.25%, net of issuance costs	109,468	109,255
Subordinated notes 2.75%	148,313	144,940
Total long-term debt	480,126	474,229
Total borrowed funds	$480,126	$474,229

The following table presents details of outstanding trust preferred securities as of June 30, 2026 (in thousands):

	Amount Outstanding	Issuance Date	Interest Rate	Interest Rate as of June 30, 2026	Maturity Date
Marquette Capital Trust I	$19,517	12/28/2005	1.33% over 3-month term SOFR	5.26%	1/7/2036
Marquette Capital Trust II	19,974	12/28/2005	1.33% over 3-month term SOFR	5.26%	1/7/2036
Marquette Capital Trust III	7,841	5/30/2006	1.50% over 3-month term SOFR	5.46%	6/23/2036
Marquette Capital Trust IV	31,616	6/30/2006	1.60% over 3-month term SOFR	5.53%	9/15/2036
Heartland Financial Statutory Trust IV	9,755	3/17/2004	2.75% over 3-month term SOFR	6.68%	3/17/2034
Heartland Financial Statutory Trust V	17,717	1/27/2006	1.33% over 3-month term SOFR	5.26%	4/7/2036
Heartland Financial Statutory Trust VI	17,153	6/21/2007	1.48% over 3-month term SOFR	5.41%	9/15/2037
Heartland Financial Statutory Trust VII	15,008	6/26/2007	1.48% over 3-month term SOFR	5.40%	9/1/2037
Morrill Statutory Trust I	10,054	12/19/2002	3.25% over 3-month term SOFR	7.26%	12/26/2032
Morrill Statutory Trust II	9,819	12/17/2003	2.85% over 3-month term SOFR	6.78%	12/17/2033
Sheboygan Statutory Trust I	7,411	9/17/2003	2.95% over 3-month term SOFR	6.88%	9/17/2033
CBNM Capital Trust I	4,883	9/10/2004	3.25% over 3-month term SOFR	7.18%	12/15/2034
Citywide Capital Trust III	6,861	12/19/2003	2.80% over 3-month term SOFR	6.73%	12/19/2033
Citywide Capital Trust IV	4,749	9/30/2004	2.20% over 3-month term SOFR	6.10%	9/30/2034
Citywide Capital Trust V	13,282	5/31/2006	1.54% over 3-month term SOFR	5.47%	7/25/2036
OCGI Statutory Trust III	3,040	6/27/2002	3.65% over 3-month term SOFR	7.58%	9/30/2032
OCGI Statutory Trust IV	5,722	9/23/2004	2.50% over 3-month term SOFR	6.43%	12/15/2034
BVBC Capital Trust II	7,506	4/10/2003	3.25% over 3-month term SOFR	7.17%	4/24/2033
BVBC Capital Trust III	10,437	7/29/2005	1.60% over 3-month term SOFR	5.59%	9/30/2035
Total trust preferred securities	$222,345

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $532 thousand and $745 thousand as of June 30, 2026 and December 31, 2025. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

As part of the acquisition of HTLF, the Company acquired $150.0 million of 2.75% fixed-to-fixed rate subordinated notes that mature on September 15, 2031. The notes bear interest at the rate of 2.75% per annum, payable semi-annually on each March 15 and September 15. The Company may redeem the notes, in whole or in part, on September 15, 2026, or on any interest payment date thereafter.

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities, as summarized in the table above. These long-term debt obligations had an aggregate contractual balance of $262.9 million and had a carrying value of $222.3 million and $220.0 million as of June 30, 2026 and December 31, 2026, respectively.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of both June 30, 2026 and December 31, 2025, the Company owned $10.3 million of FHLB stock. The Company had no outstanding advances with the FHLB Des Moines as of June 30, 2026 or December 31, 2025. As of June 30, 2026, the Company had four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $218.0 million and have various maturity dates through September 15, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.5 billion as of June 30, 2026.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at June 30, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of June 30, 2026
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$369,417	$—	$—	$—	$369,417
U.S. Agencies	1,838,295	152,245	685,573	13,550	2,689,663
Total repurchase agreements	$2,207,712	$152,245	$685,573	$13,550	$3,059,080

	As of December 31, 2025
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$1,355,233	$—	$—	$1,355,233
U.S. Agencies	1,177,072	759,500	1,000	1,937,572
Total repurchase agreements	$2,532,305	$759,500	$1,000	$3,292,805

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

Business Segment financial information is produced using an internal reporting system which is based on a series of management estimates for funds transfer pricing (FTP), and allocations of noninterest expense and income taxes. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company’s broader funding profile. These estimates and allocations are periodically reviewed and refined. The CODM uses the Business Segment net income in deciding how to allocate resources and assess performance for individual Business Segments, including evaluating the cost or opportunity value of funds within each Business Segment and identifying areas of focus for organic growth or acquisition. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2026. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and six months ended June 30, 2026 and June 30, 2025 were as follows (in thousands):

	Three Months Ended June 30, 2026
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$362,575	$79,048	$90,902	$532,525
Provision for credit losses	24,733	627	2,640	28,000
Noninterest income	51,939	129,191	64,375	245,505

Salaries and employee benefits	53,977	53,327	38,383	145,687
Processing fees	4,328	10,579	4,799	19,706
Bankcard	2,833	6,318	2,675	11,826
Amortization of other intangible assets	—	1,972	75	2,047
Allocated technology, service, overhead	93,137	38,829	46,016	177,982
Other segment items*	14,978	11,502	15,905	42,385
Noninterest expense	169,253	122,527	107,853	399,633
Income before taxes	220,528	85,085	44,784	350,397
Income tax expense	45,835	17,684	9,308	72,827
Net income	$174,693	$67,401	$35,476	$277,570
Average assets	$35,374,000	$21,070,000	$13,963,000	$70,407,000

*Other segment items include occupancy, equipment, supplies and services, marketing and business development costs, legal and consulting, and regulatory fees.

	Three Months Ended June 30, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$322,619	$66,331	$78,074	$467,024
Provision for credit losses	18,334	430	2,236	21,000
Noninterest income	43,219	107,998	70,968	222,185

Salaries and employee benefits	53,685	47,278	39,450	140,413
Processing fees	3,770	9,778	4,948	18,496
Bankcard	3,620	5,424	3,331	12,375
Amortization of other intangible assets	—	1,776	103	1,879
Allocated technology, service, overhead	95,114	31,921	50,037	177,072
Other segment items*	14,459	8,960	19,514	42,933
Noninterest expense	170,648	105,137	117,383	393,168
Income before taxes	176,856	68,762	29,423	275,041
Income tax expense	37,068	14,412	6,167	57,647
Net income	$139,788	$54,350	$23,256	$217,394
Average assets	$33,917,000	$18,978,000	$13,977,000	$66,872,000

	Six Months Ended June 30, 2026
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$727,917	$156,336	$182,638	$1,066,891
Provision for credit losses	48,510	1,125	5,365	55,000
Noninterest income	98,228	251,020	101,050	450,298

Salaries and employee benefits	110,403	103,965	78,307	292,675
Processing fees	8,355	21,249	9,181	38,785
Bankcard	5,682	12,830	5,185	23,697
Amortization of other intangible assets	—	3,945	150	4,095
Allocated technology, service, overhead	178,773	72,705	90,420	341,898
Other segment items*	31,492	20,764	27,110	79,366
Noninterest expense	334,705	235,458	210,353	780,516
Income before taxes	442,930	170,773	67,970	681,673
Income tax expense	92,699	35,741	14,225	142,665
Net income	$350,231	$135,032	$53,745	$539,008
Average assets	$35,133,000	$21,266,000	$14,017,000	$70,416,000

	Six Months Ended June 30, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$596,536	$127,489	$140,638	$864,663
Provision for credit losses	85,085	865	21,050	107,000
Noninterest income	80,438	211,792	96,153	388,383

Salaries and employee benefits	107,271	94,464	75,448	277,183
Processing fees	7,434	20,425	9,392	37,251
Bankcard	6,793	11,461	6,917	25,171
Amortization of other intangible assets	—	3,562	206	3,768
Allocated technology, service, overhead	196,240	64,165	102,501	362,906
Other segment items*	25,922	18,325	27,429	71,676
Noninterest expense	343,660	212,402	221,893	777,955
Income (loss) before taxes	248,229	126,014	(6,152)	368,091
Income tax expense (benefit)	46,777	23,746	(1,159)	69,364
Net income (loss)	$201,452	$102,268	$(4,993)	$298,727
Average assets	$31,979,000	$18,658,000	$12,803,000	$63,440,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended June 30, 2026 and June 30, 2025, the Company had $13.5 million and $13.7 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. For the six months ended June 30, 2026 and June 30, 2025, the Company had $25.7 million and $25.5 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of June 30, 2026. Total receivables from revenue recognized under the scope of ASC 606 were $124.7 million and $116.1 million as of June 30, 2026 and December 31, 2025, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three and six months ended June 30, 2026 and June 30, 2025. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2026 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended June 30, 2026
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$858	$76,843	$20,594	$—	$98,295
Trading and investment banking	—	144	—	5,170	5,314
Service charges on deposit accounts	16,579	10,583	2,397	29	29,588
Insurance fees and commissions	—	—	207	—	207
Brokerage fees	97	22,802	2,501	—	25,400
Bankcard fees	27,779	7,981	7,711	(13,517)	29,954
Investment securities gains, net	—	—	—	27,087	27,087
Other	3,005	968	1,007	24,680	29,660
Total Noninterest income	$48,318	$119,321	$34,417	$43,449	$245,505

	Three Months Ended June 30, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$752	$63,577	$18,934	$—	$83,263
Trading and investment banking	—	85	—	6,085	6,170
Service charges on deposit accounts	16,199	10,162	2,466	38	28,865
Insurance fees and commissions	—	—	189	—	189
Brokerage fees	62	17,573	2,890	—	20,525
Bankcard fees	27,285	7,304	8,135	(13,706)	29,018
Investment securities gains, net	—	—	—	37,685	37,685
Other	2,262	695	921	12,592	16,470
Total Noninterest income	$46,560	$99,396	$33,535	$42,694	$222,185

	Six Months Ended June 30, 2026
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$1,619	$150,168	$41,175	$—	$192,962
Trading and investment banking	—	266	—	12,788	13,054
Service charges on deposit accounts	32,723	21,440	4,838	61	59,062
Insurance fees and commissions	—	—	462	—	462
Brokerage fees	184	41,167	5,138	—	46,489
Bankcard fees	53,865	15,875	14,782	(25,690)	58,832
Investment securities gains, net	—	—	—	30,133	30,133
Other	4,169	1,706	1,849	41,580	49,304
Total Noninterest income	$92,560	$230,622	$68,244	$58,872	$450,298

	Six Months Ended June 30, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$1,231	$124,825	$36,988	$—	$163,044
Trading and investment banking	—	414	—	11,667	12,081
Service charges on deposit accounts	30,780	21,021	4,444	77	56,322
Insurance fees and commissions	—	—	367	—	367
Brokerage fees	129	32,945	5,553	—	38,627
Bankcard fees	51,449	14,546	14,818	(25,502)	55,311
Investment securities gains, net	—	—	—	32,903	32,903
Other	3,541	1,377	1,703	23,107	29,728
Total Noninterest income	$87,130	$195,128	$63,873	$42,252	$388,383

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

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contractual or Notional Amount
	June 30,	December 31,
	2026	2025
Commitments to extend credit for loans (excluding credit card loans)	$19,134,503	$17,819,711
Commitments to extend credit under credit card loans	5,207,847	5,994,640
Commercial letters of credit	741	217
Standby letters of credit	486,493	468,384
Forward contracts	152,152	119,978
Spot foreign exchange contracts	14,808	34,233
Commitments to extend credit for securities purchased under agreements to resell	886,000	191,000

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

The ACL for off-balance sheet credit exposures was $5.7 million at both June 30, 2026 and December 31, 2025, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. There was no provision for off-balance sheet credit exposures recorded for the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026, there was no provision recorded for off-balance sheet credit exposures. As part of the acquisition of HTLF, the Company recorded an ACL of $3.6 million related to acquired off-balance sheet credit exposures as of the Acquisition Date. Additionally, provision for off-balance sheet credit exposures of $500 thousand was recorded for the six months ended June 30, 2025. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
Fair Value	2026	2025	2026	2025
Interest Rate Derivatives:
Derivatives not designated as hedging instruments	$115,788	$126,423	$119,583	$130,122
Derivatives designated as hedging instruments	91,619	148,550	—	36
Total interest rate derivatives	207,407	274,973	119,583	130,158
Commodity Derivatives:
Derivatives not designated as hedging instruments	29,013	6,356	28,754	6,294
Total commodity derivatives	29,013	6,356	28,754	6,294
Total	$236,420	$281,329	$148,337	$136,452

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both June 30, 2026 and December 31, 2025, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For both the three months ended June 30, 2026 and 2025 the Company reclassified $1.2 million from AOCI to Interest income in connection with these terminated hedges. For the six months ended June 30, 2026 and 2025 the Company reclassified $2.9 million and $2.4 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $44.2 million net of tax, and $46.7 million net of tax, as of June 30, 2026 and December 31, 2025, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2026 and December 31, 2025, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both June 30, 2026 and December 31, 2025.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of both June 30, 2026 and December 31, 2025, the Company had 13 interest rate floors and floor spreads with an aggregate notional amount of $3.0 billion that were designated as cash flow hedges of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $0.8 million from AOCI as a reduction to Interest expense and $12.2 million from AOCI as a reduction to Interest income during the next 12 months. As of June 30, 2026, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 10.2 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.

Interest Rate Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest income in the Consolidated Statements of Income. As of June 30, 2026, the Company had 854 interest rate swaps with an aggregate notional amount of $12.7 billion related to this program. As of December 31, 2025, the Company had 830 interest rate swaps with an aggregate notional amount of $11.7 billion related to this program.

Commodity Derivatives

The Company executes commodity swap and option contracts with commercial banking customers to facilitate their respective risk management strategies. The Company simultaneously enters into an offsetting contract with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the commodity swaps and option contracts associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest income in the Consolidated Statements of Income. As of June 30, 2026, the Company had 382 commodity swaps and option contracts with an aggregate remaining volume of 5.7 million oil barrels and 72.1 million British Thermal Units related to this program. As of December 31, 2025, the Company had 26 commodity swaps and option contracts with an aggregate remaining volume of 2.1 million oil barrels and 3.6 million British Thermal Units.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest income in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Interest Rate Derivatives
Derivatives not designated as hedging instruments	$65	$(92)	$36	$(182)
Total	$65	$(92)	$36	$(182)
Commodity Derivatives
Derivatives not designated as hedging instruments	$171	$—	$247	$—
Total	$171	$—	$247	$—

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

	For the Three Months Ended June 30, 2026
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(23,267)	$(30,764)	$7,497	$(881)	$(297)	$(584)
Interest rate swaps	574	574	—	152	152	—
Total	$(22,693)	$(30,190)	$7,497	$(729)	$(145)	$(584)

	For the Three Months Ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$14,457	$23,515	$(9,058)	$(3,462)	$(2,878)	$(584)
Interest rate swaps	(71)	(71)	—	244	244	—
Total	$14,386	$23,444	$(9,058)	$(3,218)	$(2,634)	$(584)

	For the Six Months Ended June 30, 2026
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(39,517)	$(51,450)	$11,933	$(1,990)	$(828)	$(1,162)
Interest rate swaps	771	771	—	307	307	—
Total	$(38,746)	$(50,679)	$11,933	$(1,683)	$(521)	$(1,162)

	For the Six Months Ended June 30, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$38,192	$68,667	$(30,475)	$(4,857)	$(3,695)	$(1,162)
Interest rate swaps	(1,160)	(1,160)	—	487	487	—
Total	$37,032	$67,507	$(30,475)	$(4,370)	$(3,208)	$(1,162)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At June 30, 2026, the Company had not posted any collateral as there were no derivatives in a net liability position. If the Company had breached any of these provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at June 30, 2026
Description	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$—	$—	$—	$—
U.S. Agencies	18,407	—	18,407	—
Mortgage-backed	2,493	—	2,493	—
State and political subdivisions	13,584	—	13,584	—
Corporates	11,022	11,022	—	—
Trading – other	333	333	—	—
Trading securities	45,839	11,355	34,484	—
U.S. Treasury	2,204,917	2,204,917	—	—
U.S. Agencies	48,785	—	48,785	—
Mortgage-backed	8,223,615	—	8,223,615	—
State and political subdivisions	2,372,497	—	2,372,497	—
Corporates	87,309	87,309	—	—
Collateralized loan obligations	551,036	—	551,036	—
Available-for-sale securities	13,488,159	2,292,226	11,195,933	—
Equity securities with readily determinable fair values	12,610	12,610	—	—
Derivatives	236,420	—	236,420	—
Total	$13,783,028	$2,316,191	$11,466,837	$—
Liabilities
Derivatives	$148,337	$—	$148,337	$—
Securities sold not yet purchased	14,027	—	14,027	—
Total	$162,364	$—	$162,364	$—

	Fair Value Measurement at December 31, 2025
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$2,636	$2,636	$—	$—
U.S. Agencies	13,489	—	13,489	—
State and political subdivisions	3,697	—	3,697	—
Corporates	2,192	2,192	—	—
Trading – other	317	317	—	—
Trading securities	22,331	5,145	17,186	—
U.S. Treasury	2,320,815	2,320,815	—	—
U.S. Agencies	62,370	—	62,370	—
Mortgage-backed	8,167,873	—	8,167,873	—
State and political subdivisions	2,446,588	—	2,446,588	—
Corporates	177,115	177,115	—	—
Collateralized loan obligations	534,380	—	534,380	—
Available for sale securities	13,709,141	2,497,930	11,211,211	—
Equity securities with readily determinable fair values	14,690	14,690	—	—
Derivatives	281,329	—	281,329	—
Total	$14,027,491	$2,517,765	$11,509,726	$—
Liabilities
Derivatives	$136,452	$—	$136,452	$—
Securities sold not yet purchased	4,052	—	4,052	—
Total	$140,504	$—	$140,504	$—

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

Assets measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at June 30, 2026 Using
Description	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Six Months Ended June 30
Collateral dependent assets	$32,037	$—	$—	$32,037	$(4,161)
Other real estate owned	1,489	—	—	1,489	—
Total	$33,526	$—	$—	$33,526	$(4,161)

	Fair Value Measurement at December 31, 2025 Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$70,012	$—	$—	$70,012	$(29,420)
Other real estate owned	3,009	—	—	3,009	178
Total	$73,021	$—	$—	$73,021	$(29,242)

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

The estimated fair value of the Company’s financial instruments at June 30, 2026 and December 31, 2025 are as follows (in thousands):

	Fair Value Measurement at June 30, 2026 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$6,659,324	$5,730,886	$928,438	$—	$6,659,324
Securities available for sale	13,488,159	2,292,226	11,195,933	—	13,488,159
Securities held to maturity (exclusive of allowance for credit losses)	5,716,426	—	5,239,447	—	5,239,447
Trading securities	45,839	11,355	34,484	—	45,839
Other securities	693,502	12,610	680,892	—	693,502
Loans (exclusive of allowance for credit losses)	41,156,526	—	40,602,007	—	40,602,007
Derivatives	236,420	—	236,420	—	236,420
FINANCIAL LIABILITIES
Time deposits	3,207,902	—	3,223,265	—	3,223,265
Other borrowings	3,083,600	24,520	3,059,080	—	3,083,600
Long-term debt	480,126	—	489,896	—	489,896
Derivatives	148,337	—	148,337	—	148,337
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					9,411
Commitments to extend resell agreements					435
Commercial letters of credit					32
Standby letters of credit					2,851

	Fair Value Measurement at December 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,441,175	$7,893,082	$1,548,093	$—	$9,441,175
Securities available for sale	13,709,141	2,497,930	11,211,211	—	13,709,141
Securities held to maturity (exclusive of allowance for credit losses)	5,724,227	—	5,250,465	—	5,250,465
Trading securities	22,331	5,145	17,186	—	22,331
Other securities	676,300	14,690	661,610	—	676,300
Loans (exclusive of allowance for credit losses)	38,781,438	—	39,041,201	—	39,041,201
Derivatives	281,329	—	281,329	—	281,329
FINANCIAL LIABILITIES
Time deposits	3,760,862	—	3,760,862	—	3,760,862
Other borrowings	3,324,938	32,133	3,292,805	—	3,324,938
Long-term debt	474,229	—	523,545	—	523,545
Derivatives	136,452	—	136,452	—	136,452
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					14,972
Commitments to extend resell agreements					106
Commercial letters of credit					130
Standby letters of credit					4,483

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and six months ended June 30, 2026. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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
•
the Company’s ability to keep pace with changes in technology that affect the Company or its customers, counterparties, or competitors, including technology changes with respect to digital assets;
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

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify our organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the second quarter of 2026, total revenue increased $88.8 million, or 12.9%, as compared to the second quarter of 2025, while noninterest expense increased $6.5 million, or 1.6%, for the same period. Included in noninterest expense for the second quarter of 2025 is $13.5 million in acquisition-related expense compared to $1.7 million in the second quarter of 2026. Revenue is also impacted by accretion and amortization of the fair value adjustments discussed in Note 13, “Acquisition” above. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the second quarter of 2026, the Company had an increase in net interest income of $65.5 million, or 14.0%, from the same period in 2025. The change in net interest income was primarily driven by favorable repricing of deposits in conjunction with lower short-term interest rates, and increases of $4.2 billion, or 11.6%, in average loans and $2.2 billion, or 12.6%, in average securities. These increases were partially offset by a decrease of $2.9 billion, or 44.3%, in average interest-bearing due from banks and $6.3 million in lower purchase accounting accretion income. The funding for these assets was driven by an increase in average interest-bearing deposits of 3.9%, and an increase in noninterest-bearing demand deposit balances of 2.1% compared to the second quarter of 2025. Net interest margin, on a tax-equivalent basis, increased 22 basis points compared to the same period in 2025, primarily driven by favorable repricing of deposits in conjunction with lower short-term interest rates. Net interest spread increased 34 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy, as well as uncertainty about the impacts of the conflict in Iran and tariffs. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $23.3 million, or 10.5%, to $245.5 million for the three months ended June 30, 2026, compared to the same period in 2025. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended June 30, 2026, noninterest income represented 31.6% of total revenue, compared to 32.2% for the same period in 2025. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At June 30, 2026, the Company had $8.0 billion in total shareholders’ equity. This is an increase of $745.0 million, or 10.2%, compared to total shareholders’ equity at June 30, 2025. At June 30, 2026, the Company had a total risk-based capital ratio of 13.80%. The Company repurchased 38,158 shares of common stock during the second quarter of 2026 at an average price of $132.10. The Company also acquired shares pursuant to the Company's share-based incentive programs.

Earnings Summary

The following is a summary regarding the Company’s earnings for the second quarter of 2026. The changes identified in the summary are explained in greater detail below. The Company recorded net income available to common shareholders of $271.8 million for the three-month period ended June 30, 2026, compared to net income available to common shareholders of $215.4 million for the same period a year earlier. Basic earnings per common share for the second quarter of 2026 were $3.58 per share ($3.56 per share fully-diluted) compared to $2.84 per common share ($2.82 per share fully-diluted) for the second quarter of 2025. Return on average assets and return on average common shareholders’ equity for the three-month period ended June 30, 2026 were 1.55% and 14.16%, respectively, compared to 1.29% and 12.72%, respectively, for the three-month period ended June 30, 2025.

The Company recorded net income available to common shareholders of $527.4 million for the six-month period ended June 30, 2026, compared to net income available to common shareholders of $294.7 million for the same period a year earlier. Basic earnings per common share for the six-month period ended June 30, 2026 were $6.94 per share ($6.90 per share fully-diluted) compared to $4.18 per share ($4.16 per share fully-diluted) for the same period in 2025. Return on average assets and return on average common shareholders’ equity for the six-month period ended June 30, 2026 were 1.51% and 13.93%, respectively, compared to 0.94% and 9.67%, respectively, for the six-month period ended June 30, 2025.

Net interest income for the three and six-month periods ended June 30, 2026 increased $65.5 million, or 14.0%, and increased $202.2 million, or 23.4%, respectively, compared to the same periods in 2025. For the three-month period ended June 30, 2026, average earning assets increased by $3.9 billion, or 6.3%, and for the six-month period ended June 30, 2026, they increased by $6.7 billion, or 11.5%, compared to the same periods in 2025. Net interest margin, on a tax-equivalent basis, increased to 3.32% and 3.35%, respectively, for the three and six-month periods ended June 30, 2026, compared to 3.10% and 3.04%, respectively, for the same periods in 2025.

The provision for credit losses increased by $7.0 million for the three-month period ended June 30, 2026 and decreased by $52.0 million for the six-month period ended June 30, 2026, as compared to the same periods in 2025. Provision expense for the six-month period in 2025 included $62.0 million to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the transaction. See Note 13, “Acquisition” above. The remainder of the increase in provision was driven by loan growth, portfolio credit metric changes, and ongoing recalibrations of economic loss models in the current period as compared to the prior periods. The Company’s nonperforming loans increased $30.5 million to $127.5 million at June 30, 2026, compared to June 30, 2025. The ACL on loans as a percentage of total loans remained flat at 1.06% as of June 30, 2026, compared to June 30, 2025. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $23.3 million, or 10.5%, for the three-month period ended June 30, 2026, and increased by $61.9 million, or 15.9%, for the six-month period ended June 30, 2026, compared to the same periods in 2025. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense increased by $6.5 million, or 1.6%, for the three-month period ended June 30, 2026, and increased by $2.6 million, or 0.3%, for the six-month period ended June 30, 2026, compared to the same periods in 2025. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and six-month periods ended June 30, 2026 increased $65.5 million, or 14.0%, and increased $202.2 million, or 23.4%, compared to the same periods in 2025. The change in net interest income was primarily driven by favorable repricing of deposits in conjunction with lower short-term interest rates, and increases in average loans and average securities. These increases were partially offset by decreases in average interest-bearing due from banks and purchase accounting accretion income.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended June 30, 2026 increased 34 basis points as compared to the same period in 2025. Net interest margin for the three months ended June 30, 2026 increased 22 basis points compared to the same period in 2025. Net interest spread for the six-month period ended June 30, 2026 increased by 44 basis points as compared to the same period in 2025. Net interest margin for the six-month period ended June 30, 2026 increased by 31 basis points compared to the same period in 2025. The change is driven by favorable repricing of deposits in conjunction with lower short-term interest rates. The cost of interest-bearing liabilities decreased 54 basis points from the second quarter of 2025 while the yield on earning assets decreased 20 basis points compared to the same period. The cost of interest-bearing liabilities decreased 54 basis points for the six-month period ended June 30, 2026 as compared to the same period in 2025 while the yield on earning assets decreased 10 basis points compared to the same period. Earning asset balance increases have been primarily driven by higher average loans and increased securities balances, partially offset by decreased interest-bearing due from banks balances. These variances have led to an increase in the Company’s net interest income during 2026, as compared to results for the same periods in 2025. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.35% for the three-month period ended June 30, 2026, and 5.55% for the same period in 2025. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.37% for the six-month period ended June 30, 2026, and 5.48% for the same period in 2025.

	Three Months Ended June 30,
	2026		2025
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$40,623,950	6.36%	$36,406,753	6.75%
Securities:
Taxable	15,580,537	3.77	13,409,940	3.66
Tax-exempt	4,337,660	4.06	4,273,494	3.87
Total securities	19,918,197	3.84	17,683,434	3.71
Federal funds and resell agreements	1,033,826	4.37	684,747	5.12
Interest-bearing due from banks	3,712,165	3.67	6,660,111	4.45
Other earning assets	26,734	6.12	16,693	6.54
Total earning assets	65,314,872	5.41	61,451,738	5.61
Allowance for credit losses	(418,985)		(367,919)
Other assets	5,511,562		5,787,982
Total assets	$70,407,449		$66,871,801
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$42,872,466	2.80%	$41,246,157	3.34%
Federal funds and repurchase agreements	3,512,241	3.31	2,767,216	3.97
Borrowed funds	478,555	9.19	655,575	7.92
Total interest-bearing liabilities	46,863,262	2.90	44,668,948	3.44
Noninterest-bearing demand deposits	14,712,647		14,403,211
Other liabilities	843,604		839,134
Shareholders' equity	7,987,936		6,960,508
Total liabilities and shareholders' equity	$70,407,449		$66,871,801
Net interest spread		2.51%		2.17%
Net interest margin		3.32		3.10

	Six Months Ended June 30,
	2026		2025
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$40,007,008	6.44%	$34,369,543	6.69%
Securities:
Taxable	15,617,174	3.77	12,557,618	3.54
Tax-exempt	4,345,604	4.04	4,197,951	3.78
Total securities	19,962,778	3.83	16,755,569	3.60
Federal funds and resell agreements	1,285,452	4.29	620,632	5.10
Interest-bearing due from banks	3,951,163	3.67	6,733,977	4.46
Other earning assets	22,070	6.30	18,767	7.10
Total earning assets	65,228,471	5.43	58,498,488	5.53
Allowance for credit losses	(418,380)		(344,276)
Other assets	5,605,959		5,285,676
Total assets	$70,416,050		$63,439,888
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$42,672,728	2.79%	$39,063,362	3.34%
Federal funds and repurchase agreements	3,567,518	3.32	2,730,267	3.93
Borrowed funds	477,045	9.13	613,236	7.92
Total interest-bearing liabilities	46,717,291	2.90	42,406,865	3.44
Noninterest-bearing demand deposits	14,906,914		13,918,401
Other liabilities	867,597		846,697
Shareholders' equity	7,924,248		6,267,925
Total liabilities and shareholders' equity	$70,416,050		$63,439,888
Net interest spread		2.53%		2.09%
Net interest margin		3.35		3.04

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $1.7 billion and increased $2.4 billion for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. The benefit from interest-free funds decreased 12 basis points and 13 points, respectively, in the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Six Months Ended
	June 30, 2026 vs. 2025			June 30, 2026 vs. 2025
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$68,227	$(36,646)	$31,581	$181,288	$(44,033)	$137,255
Securities:
Taxable	20,317	4,039	24,356	56,463	14,896	71,359
Tax-exempt	498	1,659	2,157	2,234	4,414	6,648
Federal funds sold and resell agreements	3,947	(1,421)	2,526	14,476	(2,839)	11,637
Interest-bearing due from banks	(28,590)	(11,334)	(39,924)	(53,882)	(23,125)	(77,007)
Trading	151	(18)	133	112	(78)	34
Interest income	64,550	(43,721)	20,829	200,691	(50,765)	149,926
Change in interest incurred on:
Interest-bearing deposits	13,101	(57,327)	(44,226)	56,219	(111,478)	(55,259)
Federal funds purchased and repurchase agreements	6,619	(5,089)	1,530	14,628	(9,190)	5,438
Other borrowed funds	(3,845)	1,869	(1,976)	(5,830)	3,349	(2,481)
Interest expense	15,875	(60,547)	(44,672)	65,017	(117,319)	(52,302)
Net interest income	$48,675	$16,826	$65,501	$135,674	$66,554	$202,228

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Average earning assets	$65,314,872	$61,451,738	$3,863,134	$65,228,471	$58,498,488	$6,729,983
Interest-bearing liabilities	46,863,262	44,668,948	2,194,314	46,717,291	42,406,865	4,310,426
Interest-free funds	$18,451,610	$16,782,790	$1,668,820	$18,511,180	$16,091,623	$2,419,557
Free funds ratio (interest-free funds to average earning assets)	28.25%	27.31%	0.94%	28.38%	27.51%	0.87%
Tax-equivalent yield on earning assets	5.41	5.61	(0.20)	5.43	5.53	(0.10)
Cost of interest-bearing liabilities	2.90	3.44	(0.54)	2.90	3.44	(0.54)
Net interest spread	2.51	2.17	0.34	2.53	2.09	0.44
Benefit of interest-free funds	0.81	0.93	(0.12)	0.82	0.95	(0.13)
Net interest margin	3.32%	3.10%	0.22%	3.35%	3.04%	0.31%

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

Based on the factors above, management of the Company recorded $28.0 million as provision for credit losses for the three-month period ended June 30, 2026, as compared to $21.0 million for the same period in 2025. For the six-month period ended June 30, 2026, management of the Company recorded $55.0 million as provision for credit losses, as compared to $107.0 million for the same period in 2025. As noted above, $62.0 million was recorded to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the HTLF acquisition in the first quarter of 2025. See Note 13, “Acquisition” above. The increase in the three-month period and the remaining $10.0 million increase in provision in the six-month period is the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL on loans remained flat at 1.06% of total loans as of June 30, 2026, compared to June 30, 2025.

Table 3 presents a summary of the Company’s ACL for the six-month periods ended June 30, 2026 and 2025, and for the year ended December 31, 2025. Net charge-offs were $34.8 million for the six-month period ended June 30, 2026, compared to $51.3 million for the same period in 2025. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Six Months Ended		Year Ended
	June 30,		December 31,
	2026	2025	2025
Allowance – January 1	$421,162	$261,734	$261,734
PCD allowance for credit loss at acquisition	—	77,293	85,299
Provision for credit losses	55,000	106,500	156,500
Charge-offs:
Commercial and industrial	(12,272)	(32,108)	(44,645)
Specialty lending	—	—	—
Commercial real estate	(11,937)	(6,502)	(11,792)
Consumer real estate	(899)	(1,629)	(2,041)
Consumer	(2,057)	(1,423)	(3,538)
Credit cards	(12,202)	(12,200)	(25,676)
Leases and other	—	—	(27)
Total charge-offs	(39,367)	(53,862)	(87,719)
Recoveries:
Commercial and industrial	1,512	189	507
Specialty lending	—	—	—
Commercial real estate	29	184	196
Consumer real estate	41	163	275
Consumer	453	245	845
Credit cards	2,522	1,747	3,519
Leases and other	20	—	6
Total recoveries	4,577	2,528	5,348
Net charge-offs	(34,790)	(51,334)	(82,371)
Allowance for credit losses – end of period	$441,372	$394,193	$421,162
Allowance for credit losses on loans	$437,376	$389,918	$419,478
Allowance for credit losses on held-to-maturity securities	3,996	4,275	1,684
Loans at end of period, net of unearned interest	41,149,726	36,807,933	38,779,408
Held-to-maturity securities at end of period	5,716,426	5,499,457	5,724,227
Total assets at amortized cost	46,866,152	42,307,390	44,503,635
Average loans, net of unearned interest	40,003,513	34,366,980	36,065,953
Allowance for credit losses on loans to loans at end of period	1.06%	1.06%	1.08%
Allowance for credit losses – end of period to total assets at amortized cost	0.94%	0.93%	0.95%
Allowance as a multiple of net charge-offs	6.29x	3.81x	5.11x
Net charge-offs to average loans	0.18%	0.30%	0.23%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Trust and securities processing	$98,295	$83,263	$15,032	18.1%
Trading and investment banking	5,314	6,170	(856)	(13.9)
Service charges on deposits	29,588	28,865	723	2.5
Insurance fees and commissions	207	189	18	9.5
Brokerage fees	25,400	20,525	4,875	23.8
Bankcard fees	29,954	29,018	936	3.2
Investment securities gains, net	27,087	37,685	(10,598)	(28.1)
Other	29,660	16,470	13,190	80.1
Total noninterest income	$245,505	$222,185	$23,320	10.5%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Trust and securities processing	$192,962	$163,044	$29,918	18.3%
Trading and investment banking	13,054	12,081	973	8.1
Service charges on deposits	59,062	56,322	2,740	4.9
Insurance fees and commissions	462	367	95	25.9
Brokerage fees	46,489	38,627	7,862	20.4
Bankcard fees	58,832	55,311	3,521	6.4
Investment securities gains, net	30,133	32,903	(2,770)	(8.4)
Other	49,304	29,728	19,576	65.9
Total noninterest income	$450,298	$388,383	$61,915	15.9%

Noninterest income increased by $23.3 million, or 10.5%, during the three-month period ended June 30, 2026, and increased $61.9 million, or 15.9%, during the six-month period ended June 30, 2026, compared to the same periods in 2025. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three and six-month periods ended June 30, 2026, compared to the same periods in 2025, was primarily due to an increase in trust services income, fund services revenue, and corporate trust revenue. For the three-month period ended June 30, 2026, fund services revenue increased $9.1 million, or 20.2%, corporate trust revenue increased $3.9 million, or 21.7%, and trust income increased $2.0 million, or 10.0%, compared to the same period in 2025. For the six-month period ended June 30, 2026, fund services revenue increased $18.0 million, or 20.3%, corporate trust revenue increased $7.3 million, or 20.6%, and trust services revenue increased $4.7 million, or 11.9%, compared to the same period in 2025. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Brokerage fees for the three-month period ended June 30, 2026 increased $4.9 million, or 23.8%, and increased $7.9 million, or 20.4%, for the six-month period ended June 30, 2026, compared to the same periods in 2025. The changes in the three-month and six-month periods were driven by 12b-1 fees and money market share revenue.

Bankcard fees for the three and six-month periods ended June 30, 2026 increased $0.9 million, or 3.2%, and increased $3.5 million, or 6.4%, respectively, as compared to the same periods in 2025. The increase for the three-month period ended June 30, 2026, was driven by higher interchange income, increased merchant revenue share, and lower rebate costs. The increase for the six-month period was driven by higher interchange income, partially offset by higher reward costs.

Investment securities gains, net for the three and six-month periods ended June 30, 2026 decreased $10.6 million, or 28.1%, and decreased $2.8 million, or 8.4%, respectively, compared to the same periods in 2025. The decrease for the three-month period ended June 30, 2026, was primarily driven by the pre-tax gain of $29.4 million on the company's investment in Voyager Technologies, Inc., which completed its initial public offering in June 2025, and pre-tax gains of $8.2 million on the sale of two non-marketable investments, all recognized in the second quarter of 2025. This is compared to a $17.9 million gain on the sale of a non-marketable security and increases of $9.1 million in valuation of the company's non-marketable securities in the second quarter of 2026. The decrease for the six-month period ended June 30, 2026 was further impacted by a gain of $3.0 million on the sale of a non-marketable security in the first quarter of 2026, coupled with declines of $5.4 million in valuation of the Company’s non-marketable securities in the six-month period ended June 30, 2025. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended June 30, 2026, increased $13.2 million, or 80.1%, compared to the same period in 2025, primarily driven by a $8.8 million increase in company-owned life insurance income, $2.5 million increase in bank-owned life insurance income, and a $1.0 million increase in derivative income. For the six-month period, other noninterest income increased $19.6 million, or 65.9%, compared to the same period in 2025. This increase is driven by increases of $7.6 million in company-owned life insurance income, $4.2 million in bank-owned life insurance income, $2.3 million in derivative income, and $1.8 million in syndication income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Salaries and employee benefits	$227,162	$213,551	$13,611	6.4%
Occupancy, net	19,277	18,571	706	3.8
Equipment	13,942	16,426	(2,484)	(15.1)
Supplies and services	5,504	6,383	(879)	(13.8)
Marketing and business development	13,916	11,344	2,572	22.7
Processing fees	43,073	43,638	(565)	(1.3)
Legal and consulting	14,415	18,468	(4,053)	(21.9)
Bankcard	11,873	12,363	(490)	(4.0)
Amortization of other intangible assets	23,460	25,268	(1,808)	(7.2)
Regulatory fees	9,097	9,259	(162)	(1.7)
Other	17,914	17,897	17	0.1
Total noninterest expense	$399,633	$393,168	$6,465	1.6%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Salaries and employee benefits	$446,843	$434,949	$11,894	2.7%
Occupancy, net	38,352	34,640	3,712	10.7
Equipment	27,262	33,374	(6,112)	(18.3)
Supplies and services	11,108	11,168	(60)	(0.5)
Marketing and business development	27,708	19,342	8,366	43.3
Processing fees	85,132	84,488	644	0.8
Legal and consulting	23,502	47,074	(23,572)	(50.1)
Bankcard	23,714	25,158	(1,444)	(5.7)
Amortization of other intangible assets	46,920	42,750	4,170	9.8
Regulatory fees	17,367	17,496	(129)	(0.7)
Other	32,608	27,516	5,092	18.5
Total noninterest expense	$780,516	$777,955	$2,561	0.3%

Noninterest expense increased $6.5 million, or 1.6%, and increased $2.6 million, or 0.3%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category. For the first six months of 2026, noninterest expense included $6.0 million in total acquisition-related and other nonrecurring costs, compared to $66.7 million in the same period in 2025.

Salaries and employee benefits increased by $13.6 million, or 6.4%, and increased $11.9 million, or 2.7%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. Salaries and wages expense increased $0.9 million, or 0.7%, and increased $14.5 million, or 6.1%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. Bonus and commission expense increased $0.1 million, or 0.3%, and decreased $21.2 million, or 16.8%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. Employee benefits expense increased $12.5 million, or 38.4%, and increased $18.6 million, or 26.3%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. The variances in salaries and employee benefits are primarily driven by higher deferred compensation expense, coupled with increased bonus and commission expense due to higher company performance, partially offset by severance, retention bonuses, and change in control payments made to HTLF associates in 2025.

Occupancy expense increased $0.7 million, or 3.8%, and $3.7 million, or 10.7%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to increased depreciation expense related to assets acquired from the HTLF acquisition and higher building repair expense.

Equipment expense decreased $2.5 million, or 15.1%, and $6.1 million, or 18.3%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower software maintenance and amortization expense.

Marketing and business development expense increased $2.6 million, or 22.7%, and $8.4 million, or 43.3%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to the timing of advertising campaigns and higher travel and entertainment expense.

Legal and consulting expense decreased $4.1 million, or 21.9%, and $23.6 million, or 50.1%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease in both periods is primarily due to decreases in non-recurring transaction costs associated with the acquisition in 2025.

Amortization of other intangible assets decreased $1.8 million, or 7.2%, and increased $4.2 million, or 9.8%, for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease in the three-month period ended June 30, 2026 is primarily due to a decrease of amortization related to the core deposit intangible recognized from the HTLF acquisition. The increase in the six-month period ended June 30, 2026 is related to the timing of the HTLF acquisition in the first quarter of 2025.

Income Tax Expense

The Company’s effective tax rate was 20.9% for the six months ended June 30, 2026, compared to 18.8% for the same period in 2025. The increase in the effective tax rate in 2026 is mainly due to more favorable discrete tax items in 2025, including a benefit from remeasuring deferred tax assets after the HTLF acquisition increased the state marginal tax rate. Additionally, a smaller proportion of pre-tax income in 2026 was earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at June 30, 2026. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$362,575	$322,619	$39,956	12.4%
Provision for credit losses	24,733	18,334	6,399	34.9
Noninterest income	51,939	43,219	8,720	20.2
Noninterest expense	169,253	170,648	(1,395)	(0.8)
Income before taxes	220,528	176,856	43,672	24.7
Income tax expense	45,835	37,068	8,767	23.7
Net income	$174,693	$139,788	$34,905	25.0%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$727,917	$596,536	$131,381	22.0%
Provision for credit losses	48,510	85,085	(36,575)	(43.0)
Noninterest income	98,228	80,438	17,790	22.1
Noninterest expense	334,705	343,660	(8,955)	(2.6)
Income before taxes	442,930	248,229	194,701	78.4
Income tax expense	92,699	46,777	45,922	98.2
Net income	$350,231	$201,452	$148,779	73.9%

For the six-month period ended June 30, 2026, Commercial Banking net income increased $148.8 million, or 73.9%, to $350.2 million, compared to the same period in 2025. Net interest income increased $131.4 million, or 22.0%, for the six-month period ended June 30, 2026, compared to the same period in 2025, primarily driven by organic loan growth, an additional month of activity from the acquisition of HTLF, and earning asset mix changes. Provision for credit losses decreased $36.6 million for the period, driven by the acquisition of HTLF as well as portfolio metric changes and ongoing recalibrations of economic loss models in 2026 as compared to 2025. Noninterest income increased $17.8 million, or 22.1%, compared to the same period in 2025, primarily due to increases of $12.8 million in other income driven by increases in gains recorded for recoveries of loans previously charged off by HTLF and increased derivative income, syndication income, and life insurance income, coupled with increases of $2.6 million in bankcard fees and $1.9 million in deposit service charges. Noninterest expense decreased $9.0 million, or 2.6%, to $334.7 million for the six-month period ended June 30, 2026, compared to the same period in 2025. This decrease was driven by a decrease of $17.5 million in technology, service, and overhead expenses, partially offset by increases of $3.9 million in marketing and business development, $3.1 million in salaries and employee benefits, and $2.1 million in other noninterest expense.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$79,048	$66,331	$12,717	19.2%
Provision for credit losses	627	430	197	45.8
Noninterest income	129,191	107,998	21,193	19.6
Noninterest expense	122,527	105,137	17,390	16.5
Income before taxes	85,085	68,762	16,323	23.7
Income tax expense	17,684	14,412	3,272	22.7
Net income	$67,401	$54,350	$13,051	24.0%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$156,336	$127,489	$28,847	22.6%
Provision for credit losses	1,125	865	260	30.1
Noninterest income	251,020	211,792	39,228	18.5
Noninterest expense	235,458	212,402	23,056	10.9
Income before taxes	170,773	126,014	44,759	35.5
Income tax expense	35,741	23,746	11,995	50.5
Net income	$135,032	$102,268	$32,764	32.0%

For the six-month period ended June 30, 2026, Institutional Banking net income increased $32.8 million, or 32.0%, to $135.0 million, compared to the same period last year. Net interest income increased $28.8 million, or 22.6%, compared to the same period last year, due to an increase in funds transfer pricing resulting from higher deposit balances. Provision for credit losses increased $0.3 million for the period, driven by portfolio metric changes and ongoing recalibrations of economic loss models in 2026 compared to 2025. Noninterest income increased $39.2 million, or 18.5%, to $251.0 million for the six-month period June 30, 2026, compared to the same period in 2025. This increase was due to increases of $25.3 million in trust and securities processing income driven by higher fund services and corporate trust revenue, $8.2 million in brokerage income due to increased 12b-1 and money market revenue, $2.9 million in other income due to increased foreign currency valuation changes, $1.3 million in bankcard fees, and $1.0 million in bond trading income. Noninterest expense increased $23.1 million, or 10.9%, primarily driven by increases of $9.5 million in salaries and employee benefits expense, $8.5 million increase in technology, service, and overhead expense, $1.4 million in bankcard expense, $1.2 million in other noninterest expense, $0.9 million in legal and consulting expense, and $0.9 million in marketing and business development.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$90,902	$78,074	$12,828	16.4%
Provision for credit losses	2,640	2,236	404	18.1
Noninterest income	64,375	70,968	(6,593)	(9.3)
Noninterest expense	107,853	117,383	(9,530)	(8.1)
Income before taxes	44,784	29,423	15,361	52.2
Income tax expense	9,308	6,167	3,141	50.9
Net income	$35,476	$23,256	$12,220	52.5%

	Six Months Ended		Dollar	Percent
	June 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$182,638	$140,638	$42,000	29.9%
Provision for credit losses	5,365	21,050	(15,685)	(74.5)
Noninterest income	101,050	96,153	4,897	5.1
Noninterest expense	210,353	221,893	(11,540)	(5.2)
Income (loss) before taxes	67,970	(6,152)	74,122	1,204.8
Income tax expense (benefit)	14,225	(1,159)	15,384	1,327.4
Net income (loss)	$53,745	$(4,993)	$58,738	1,176.4%

For the six-month period ended June 30, 2026, Personal Banking net income improved $58.7 million, or 1,176.4%, to net income of $53.7 million, as compared to a net loss of $5.0 million in the same period in 2025. Net interest income increased $42.0 million, or 29.9%, compared to the same period last year driven by organic loan growth, an additional month of activity from the acquisition of HTLF, and earning asset mix changes. Provision for credit losses decreased $15.7 million for the period, driven by the acquisition of HTLF as well as by portfolio metric changes and ongoing recalibrations of economic loss models in 2026 as compared to 2025. Noninterest income increased $4.9 million, or 5.1%, for the same period primarily driven by increases of $4.1 million in trust and securities processing income and $2.6 million in other income driven by increases in gains recorded for recoveries of loans previously charged off by HTLF and increased life insurance income, partially offset by a $2.2 million decline in investment securities gains. Noninterest expense decreased $11.5 million, or 5.2%, primarily due to decreases of $12.1 million in technology, service, and overhead expenses, $3.6 million in other noninterest expense driven by reduced charitable contributions, and $1.7 million in bankcard expenses, partially offset by increases of $2.9 million in salaries and employee benefits expense and $2.8 million in marketing and business development.

Balance Sheet Analysis

Total assets of the Company decreased $838.5 million, or 1.1%, as of June 30, 2026, compared to December 31, 2025, primarily due to decreases of $2.0 billion, or 28.7%, and $172.7 million, or 18.1%, in interest-bearing due from banks and cash and due from banks, respectively, coupled with decreases of $619.7 million, or 40.0%, in securities purchased under agreements to resell and $221.0 million, or 1.6%, in securities available for sale. These decreases were partially offset by an increase of $2.4 billion, or 6.1%, in loans balances.

Total assets of the Company increased $495.4 million, or 0.7%, as of June 30, 2026, compared to June 30, 2025, primarily due to increases of $4.3 billion, or 11.8%, in loan balances and $1.3 billion, or 10.9%, in securities available for sale, partially offset by a decrease of $5.1 billion, or 50.6%, in interest-bearing due from banks.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	June 30,		December 31,
	2026	2025	2025
Total assets	$72,255,560	$71,760,153	$73,094,090
Loans, net of unearned interest	41,156,526	36,813,671	38,781,438
Total securities	19,943,926	18,405,658	20,131,999
Interest-bearing due from banks	4,951,010	10,026,186	6,940,535
Total earning assets	66,979,900	65,982,706	67,402,065
Total deposits	59,766,682	59,987,009	60,656,790
Total borrowed funds	3,563,726	3,589,930	3,799,167

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

Actual loan balances totaled $41.1 billion as of June 30, 2026, and increased $2.4 billion, or 6.1%, compared to December 31, 2025, and increased $4.3 billion, or 11.8%, compared to June 30, 2025. Compared to December 31, 2025, commercial and industrial loans increased $1.7 billion, or 10.3%, leases and other loans increased $261.8 million, or 109.8%, and commercial real estate loans increased $191.1 million, or 1.2%. Compared to June 30, 2025, commercial and industrial loans increased $3.3 billion, or 22.5%, leases and other loans increased $398.4 million, or 391.2%, commercial real estate loans increased $382.4 million, or 2.4%, and consumer real estate loans increased $221.0 million, or 5.1%.

As of June 30, 2026 and December 31, 2025, commercial real estate loans comprised approximately 40.3% and 42.2%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption and the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company’s investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 25.7% and 27.5% of total Company loans as of June 30, 2026 and December 31, 2025, respectively. The average investment CRE loan was approximately $4.0 million and $3.6 million, as of June 30, 2026 and December 31, 2025, respectively.

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

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	June 30, 2026	December 31, 2025
Industrial	7.9%	8.1%
Multifamily	6.5	6.7
Office building	2.9	3.6
Retail	2.1	2.3
Hotel	1.8	2.0
Other	4.5	4.8
Total Investment CRE	25.7%	27.5%

The following table presents the Company’s investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company’s investment CRE portfolio as of either period presented, while the remainder are included in “All Others.”

Table 11

	Investment CRE loans by State
	June 30, 2026	December 31, 2025
Texas	12.0%	12.0%
Missouri	12.0	12.5
Arizona	11.9	12.2
Colorado	11.5	11.7
California	5.3	5.1
Utah	5.0	4.9
All others	42.3	41.6
Total Investment CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $19.9 billion as of June 30, 2026, and $20.1 billion as of December 31, 2025, and comprised 29.8% and 29.9% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 67.6% of the Company’s total securities portfolio at June 30, 2026 and 68.1% at December 31, 2025. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities. This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 69.6 months at June 30, 2026, compared to 74.8 months at December 31, 2025, and 72.4 months at June 30, 2025. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $13.2 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2026 and December 31, 2025, respectively.

The Company’s HTM securities portfolio consists of U.S. agency-backed securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.7 billion at both June 30, 2026 and December 31, 2025, respectively. The average life of the HTM portfolio was 8.6 years at June 30, 2026, compared to 8.5 years at December 31, 2025, and 8.8 years at June 30, 2025.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 3.83% for the six-month period ended June 30, 2026, compared to 3.60% for the same period in 2025.

At June 30, 2026, the unrealized pre-tax net loss on the AFS securities portfolio was $415.2 million, or 3.0% of the $13.9 billion amortized cost value, compared to $290.8 million at December 31, 2025. At June 30, 2026, the unrealized pre-tax net loss on the securities designated as HTM was $477.0 million, or 8.3% of the $5.7 billion amortized cost value, compared to $473.8 million at December 31, 2025. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $124.9 million as of June 30, 2026, and $139.2 million as of December 31, 2025, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits decreased $890.1 million, or 1.5%, from December 31, 2025 to June 30, 2026 and decreased $220.3 million, or 0.4%, from June 30, 2025 to June 30, 2026. Total interest-bearing balances increased $76.0 million and noninterest-bearing deposits decreased $966.1 million from December 31, 2025 to June 30, 2026. Total interest-bearing deposits increased $2.1 billion and noninterest-bearing deposits decreased $2.3 billion from June 30, 2025 to June 30, 2026. Noninterest-bearing deposits were 27.1%, 28.3%, and 30.8% of total deposits at June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

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

As of June 30, 2026, there were an estimated $38.2 billion of uninsured deposits, a decrease of $1.5 billion as compared to December 31, 2025, and a decrease of $2.6 billion as compared to June 30, 2025. Estimated uninsured deposits comprised approximately 64.0%, 65.4%, and 68.1% of total deposits as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $2.7 billion and collateralized deposits of $6.6 billion, the adjusted estimated uninsured deposits were $28.9 billion as of June 30, 2026. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 48.4% as of June 30, 2026. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 48.1% as of December 31, 2025, and 51.5% as of June 30, 2025.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $4.2 billion, $3.5 billion, and $3.2 billion of deposits in the program as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

Long-term debt totaled $480.1 million as of June 30, 2026, compared to $474.2 million as of December 31, 2025, and $657.3 million as of June 30, 2025.

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

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $262.9 million and a carrying value of $222.3 million as of June 30, 2026 and $220.0 million at December 31, 2025. Interest rates on trust preferred securities are tied to the three-month term SOFR rate with spreads ranging from 133 basis points to 365 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from September 2032 to September 2037.

Federal funds purchased and securities sold under agreements to repurchase totaled $3.1 billion as of June 30, 2026, $3.3 billion at December 31, 2025, and $2.9 billion at June 30, 2025. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $8.0 billion at June 30, 2026, a $337.2 million increase as compared to December 31, 2025, and a $745.0 million increase compared to June 30, 2025. Total common shareholders’ equity was $7.7 billion as of June 30, 2026, compared to $7.4 billion at December 31, 2025 and $6.9 billion at June 30, 2025. Total accumulated other comprehensive loss was $371.5 million at June 30, 2026. This is a decline of $110.0 million as compared to December 31, 2025, and an improvement of $70.5 million as compared to June 30, 2025.

The Company’s Board of Directors authorized, at its April 28, 2026 meeting, the repurchase of up to two million shares of the Company's common stock during the twelve months following each meeting (each a Repurchase Authorization). On April 29, 2025 and April 30, 2024, the Board authorized the repurchase of up to one million shares during the twelve months following each meeting. During the six-month period ended June 30, 2026, the Company repurchased 178,429 shares pursuant to the 2025 Repurchase Authorization and 38,158 shares pursuant to the 2026 Repurchase Authorization, and also acquired shares pursuant to the Company's share-based incentive programs. During the six-month period ended June 30, 2025, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to the Company's share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.50 per common share quarterly cash dividend payable on October 1, 2026, to common shareholders of record at the close of business on September 10, 2026. Additionally, the Board of Directors declared a dividend of $193.75 per share of the Company’s Series B Preferred Stock, which results in a dividend of $0.484375 per depositary share. The Series B Preferred Stock dividend is payable on October 15, 2026 to stockholders of record of the Series B Preferred Stock as of the close of business on September 30, 2026.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of both June 30, 2026 and

December 31, 2025, the Company owned $10.3 million of FHLB stock. As of June 30, 2026, the Company had four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $218.0 million and have various maturity dates through September 15, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.5 billion as of June 30, 2026. The Company had no outstanding FHLB advances with the FHLB of Des Moines as of June 30, 2026.

In addition to the borrowing capacity with the FHLB as described above, the Company had additional liquidity of $35.9 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of June 30, 2026.

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

The Company's capital position as of June 30, 2026 is summarized in the table below and exceeded regulatory requirements.

Table 12

	Three Months Ended		Six Months Ended
	June 30,		June 30,
RATIOS	2026	2025	2026	2025
Common equity tier 1 capital ratio	11.45%	10.39%	11.45%	10.39%
Tier 1 risk-based capital ratio	12.02	11.24	12.02	11.24
Total risk-based capital ratio	13.80	13.46	13.80	13.46
Leverage ratio	9.11	8.34	9.11	8.34
Return on average assets	1.55	1.29	1.51	0.94
Return on average common equity	14.16	12.72	13.93	9.67
Average common equity to assets	10.94	10.15	10.84	9.69

The Company's per common share data is summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per Share Data	2026	2025	2026	2025
Earnings per common share – basic	$3.58	$2.84	$6.94	$4.18
Earnings per common share – diluted	3.56	2.82	6.90	4.16
Cash dividends per common share	0.43	0.40	0.86	0.80
Dividend payout ratio	12.0%	14.1%	12.4%	19.1%
Book value per common share	$102.02	$90.68	$102.02	$90.68

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

Table 13 shows the net interest income increase or decrease over the next two years as of June 30, 2026 and 2025 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 13

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(1.2)%	0.4%	3.8%	7.2%
100	(0.7)	(0.1)	1.4	3.1
Static	—	—	—	—
(100)	1.6	0.5	(0.7)	(2.7)
(200)	3.2	1.0	(1.9)	(5.4)
(300)	5.1	1.8	(2.2)	(7.8)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	0.8%	4.1%	5.0%	8.4%
100	(0.2)	1.3	2.0	3.6
Static	—	—	—	—
(100)	1.4	(0.8)	(1.7)	(3.5)
(200)	2.3	(1.5)	(4.2)	(7.3)
(300)	4.1	(2.1)	(5.9)	(11.1)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $45.8 million as of June 30, 2026, $22.3 million as of December 31, 2025, and $24.7 million as of June 30, 2025. Securities sold not yet purchased (i.e., short positions) totaled $14.0 million at June 30, 2026, $4.1 million as of December 31, 2025, and $15.2 million at June 30, 2025 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans increased $30.5 million to $127.5 million at June 30, 2026, compared to June 30, 2025, and decreased $17.1 million, compared to December 31, 2025. The increase compared to June 30, 2025 is attributable to additional non-performing loans related to the acquisition of HTLF.

The Company had $5.7 million, $4.1 million, and $4.8 million of other real estate owned as of June 30, 2026, June 30, 2025, and December 31, 2025, respectively. Other repossessed assets totaled $26.8 million as of June 30, 2025. Loans past due more than 90 days and still accruing interest totaled $13.7 million as of June 30, 2026, compared to $6.8 million as of June 30, 2025 and $18.4 million as of December 31, 2025.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $157 thousand of restructured loans at June 30, 2026, $183 thousand at June 30, 2025, and $169 thousand at December 31, 2025.

Table 14

LOAN QUALITY (unaudited, dollars in thousands)

	June 30,		December 31,
	2026	2025	2025
Nonaccrual loans	$127,506	$96,995	$144,640
Restructured loans on nonaccrual	20	34	26
Total nonperforming loans	127,526	97,029	144,666
Other real estate owned	5,728	4,077	4,800
Other repossessed assets	—	26,813	—
Total nonperforming assets	$133,254	$127,919	$149,466
Loans past due 90 days or more	$13,715	$6,813	$18,403
Restructured loans accruing	137	149	143
Allowance for credit losses on loans	437,376	389,918	419,478
Ratios:
Nonperforming loans as a percent of loans	0.31%	0.26%	0.37%
Nonperforming assets as a percent of loans plus other real estate owned	0.32	0.35	0.39
Nonperforming assets as a percent of total assets	0.18	0.18	0.20
Loans past due 90 days or more as a percent of loans	0.03	0.02	0.05
Allowance for credit losses on loans as a percent of loans	1.06	1.06	1.08
Allowance for credit losses on loans as a multiple of nonperforming loans	3.43x	4.02x	2.90x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $13.5 billion of high-quality securities available for sale as of June 30, 2026. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $13.2 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at June 30, 2026 and December 31, 2025, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at June 30, 2026 was $25.7 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

The Company is a member bank of the FHLB. The Company owns $10.3 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of June 30, 2026 the Company has four letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $218.0 million and have various maturity dates through September 15, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.5 billion as of June 30, 2026. The Company had no outstanding FHLB advances with the FHLB of Des Moines as of June 30, 2026.

In addition to borrowing capacity with the FHLB as described above, the Company had additional liquidity of $35.9 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of June 30, 2026.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or in response to Item 1A to Part II of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended June 30, 2026.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 28, 2026	81	$112.06	—	821,751
April 29 - April 30, 2026	—	—	—	2,000,000
May 1 - May 31, 2026	—	—	—	2,000,000
June 1 - June 30, 2026	38,441	132.10	38,158	1,961,842
Total	38,522	$132.06	38,158

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

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: July 30, 2026