Form 10-Q
period 2026-09-30
UMB FINANCIAL CORP
filed 2026-10-29
CIK 101382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, UMB Financial Corporation had 75,952,650 shares of common stock outstanding.

UMB FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UMB FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, dollars in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
ASSETS
Loans	$42,530,123	$38,779,408
Allowance for credit losses on loans	(452,414)	(419,478)
Net loans	42,077,709	38,359,930
Loans held for sale	3,276	2,030
Securities:
Available for sale (amortized cost of $13,961,371 and $13,999,900, respectively)	13,008,308	13,709,141
Held to maturity, net of allowance for credit losses of $3,955 and $1,684, respectively (fair value of $4,900,084 and $5,250,465, respectively)	5,702,352	5,722,543
Trading securities	49,781	22,331
Other securities	750,292	676,300
Total securities	19,510,733	20,130,315
Federal funds sold and securities purchased under agreements to resell	953,850	1,548,093
Interest-bearing due from banks	4,296,685	6,940,535
Cash and due from banks	712,683	952,547
Premises and equipment, net	398,416	398,271
Accrued income	346,106	349,639
Goodwill	1,837,594	1,839,825
Other intangibles, net	416,706	486,869
Other assets	2,184,288	2,086,036
Total assets	$72,738,046	$73,094,090

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,589,109	$17,143,341
Interest-bearing demand and savings	42,164,948	39,752,587
Time deposits under $250,000	1,890,745	1,934,617
Time deposits of $250,000 or more	1,524,543	1,826,245
Total deposits	60,169,345	60,656,790
Federal funds purchased and repurchase agreements	3,237,311	3,324,938
Long-term debt	333,111	474,229
Accrued expenses and taxes	403,163	435,351
Other liabilities	742,262	509,214
Total liabilities	64,885,192	65,400,522

SHAREHOLDERS' EQUITY
Series B Fixed-Rate Reset Non-Cumulative Perpetual Preferred stock, $0.01 par value; 30,000 shares authorized, issued and outstanding	294,066	294,066
Common stock, $1.00 par value; 160,000,000 shares authorized; 78,665,809 shares issued, 75,951,697 and 75,960,675 shares outstanding, respectively	78,666	78,666
Capital surplus	4,025,449	4,011,047
Retained earnings	4,431,928	3,736,413
Accumulated other comprehensive loss, net	(793,245)	(261,520)
Treasury stock, 2,714,112 and 2,705,134 shares, at cost, respectively	(184,010)	(165,104)
Total shareholders' equity	7,852,854	7,693,568
Total liabilities and shareholders' equity	$72,738,046	$73,094,090

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans	$669,670	$629,057	$1,946,743	$1,768,875
Securities:
Taxable interest	148,356	138,176	440,248	358,709
Tax-exempt interest	36,196	33,035	105,831	96,022
Total securities income	184,552	171,211	546,079	454,731
Federal funds and resell agreements	10,984	9,365	38,306	25,050
Interest-bearing due from banks	29,665	68,952	101,517	217,811
Trading securities	524	312	1,183	937
Total interest income	895,395	878,897	2,633,828	2,467,404
INTEREST EXPENSE
Deposits	318,225	362,882	909,525	1,009,441
Federal funds and repurchase agreements	26,017	28,632	84,668	81,845
Other	11,148	12,341	32,739	36,413
Total interest expense	355,390	403,855	1,026,932	1,127,699
Net interest income	540,005	475,042	1,606,896	1,339,705
Provision for credit losses	31,000	22,500	86,000	129,500
Net interest income after provision for credit losses	509,005	452,542	1,520,896	1,210,205
NONINTEREST INCOME
Trust and securities processing	104,033	87,926	296,995	250,970
Trading and investment banking	5,269	7,026	18,323	19,107
Service charges on deposit accounts	31,460	29,150	90,522	85,472
Insurance fees and commissions	148	307	610	674
Brokerage fees	24,181	20,470	70,670	59,097
Bankcard fees	29,453	29,561	88,285	84,872
Investment securities gains (losses), net	11,009	(4,093)	41,142	28,810
Other	26,830	32,951	76,134	62,679
Total noninterest income	232,383	203,298	682,681	591,681
NONINTEREST EXPENSE
Salaries and employee benefits	221,240	220,329	668,083	655,278
Occupancy, net	21,210	19,149	59,562	53,789
Equipment	14,052	16,563	41,314	49,937
Supplies and services	7,685	10,492	18,793	21,660
Marketing and business development	15,286	11,094	42,994	30,436
Processing fees	44,256	45,008	129,388	129,496
Legal and consulting	14,882	21,616	38,384	68,690
Bankcard	11,426	11,775	35,140	36,933
Amortization of other intangible assets	23,243	25,317	70,163	68,067
Regulatory fees	8,918	8,091	26,285	25,587
Other	17,259	29,851	49,867	57,367
Total noninterest expense	399,457	419,285	1,179,973	1,197,240
Income before income taxes	341,931	236,555	1,023,604	604,646
Income tax expense	63,846	48,239	206,511	117,603
NET INCOME	$278,085	$188,316	$817,093	$487,043
Less: Preferred dividends	5,813	7,944	17,438	11,969
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$272,272	$180,372	$799,655	$475,074

PER SHARE DATA
Net income per common share – basic	$3.58	$2.38	$10.52	$6.57
Net income per common share – diluted	3.56	2.36	10.46	6.53
Dividends per common share	0.50	0.40	1.36	1.20
Weighted average common shares outstanding – basic	75,950,551	75,943,943	75,985,017	72,349,952
Weighted average common shares outstanding – diluted	76,504,135	76,366,818	76,474,906	72,744,289

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$278,085	$188,316	$817,093	$487,043
Other comprehensive (loss) income, before tax:
Unrealized gains and losses on debt securities:
Change in unrealized holding gains and losses, net	(537,904)	145,415	(661,875)	264,987
Less: Reclassification adjustment for net gains included in net income	—	(91)	(429)	(514)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	7,375	8,007	21,753	24,286
Change in unrealized gains and losses on debt securities	(530,529)	153,331	(640,551)	288,759
Unrealized gains and losses on derivative hedges:
Change in unrealized gains and losses on derivative hedges, net	(34,294)	(380)	(73,040)	36,652
Less: Reclassification adjustment for net (gains) losses included in net income	(214)	3,114	(1,437)	5,131
Change in unrealized gains and losses on derivative hedges	(34,508)	2,734	(74,477)	41,783
Other comprehensive (loss) income, before tax	(565,037)	156,065	(715,028)	330,542
Income tax benefit (expense)	143,309	(38,860)	183,303	(82,334)
Other comprehensive (loss) income	(421,728)	117,205	(531,725)	248,208
Comprehensive (loss) income	$(143,643)	$305,521	$285,368	$735,251

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited, dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – July 1, 2025	$404,767	$78,666	$4,000,973	$3,409,706	$(442,047)	$(166,300)	$7,285,765
Total comprehensive income	—	—	—	188,316	117,205	—	305,521
Cash dividends declared:
Preferred dividends ($264.79 per share)	—	—	—	(7,944)	—	—	(7,944)
Common dividends ($0.40 per share)	—	—	—	(30,566)	—	—	(30,566)
Purchase of treasury stock	—	—	—	—	—	(1,825)	(1,825)
Issuances of equity awards, net of forfeitures	—	—	(2,461)	—	—	2,461	—
Recognition of equity-based compensation	—	—	7,723	—	—	—	7,723
Sale of treasury stock	—	—	96	—	—	118	214
Exercise of stock options	—	—	3	—	—	55	58
Preferred stock issuance, net of issuance costs	4	—	—	—	—	—	4
Preferred stock redemption	(110,705)	—	(4,500)	205	—	—	(115,000)
Balance – September 30, 2025	$294,066	$78,666	$4,001,834	$3,559,717	$(324,842)	$(165,491)	$7,443,950

Balance – July 1, 2026	$294,066	$78,666	$4,016,045	$4,197,812	$(371,517)	$(184,279)	$8,030,793
Total comprehensive income (loss)	—	—	—	278,085	(421,728)	—	(143,643)
Cash dividends declared:
Preferred dividends ($193.75 per share)	—	—	—	(5,813)	—	—	(5,813)
Common dividends ($0.50 per share)	—	—	—	(38,156)	—	—	(38,156)
Purchase of treasury stock	—	—	—	—	—	—	—
Issuances of equity awards, net of forfeitures	—	—	(8)	—	—	8	—
Recognition of equity-based compensation	—	—	9,250	—	—	—	9,250
Sale of treasury stock	—	—	134	—	—	115	249
Exercise of stock options	—	—	28	—	—	146	174
Balance – September 30, 2026	$294,066	$78,666	$4,025,449	$4,431,928	$(793,245)	$(184,010)	$7,852,854

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance – January 1, 2025	$—	$55,057	$1,145,638	$3,174,948	$(573,050)	$(336,052)	$3,466,541
Total comprehensive income	—	—	—	487,043	248,208	—	735,251
Cash dividends declared:
Preferred dividends Series A ($350.00 per share)	—	—	—	(4,025)	—	—	(4,025)
Preferred dividends Series B ($264.79 per share)	—	—	—	(7,944)	—	—	(7,944)
Common dividends ($1.20 per share)	—	—	—	(90,510)	—	—	(90,510)
Purchase of treasury stock	—	—	—	—	—	(17,549)	(17,549)
Issuances of equity awards, net of forfeitures	—	—	(18,663)	—	—	19,463	800
Recognition of equity-based compensation	—	—	48,021	—	—	—	48,021
Sale of treasury stock	—	—	265	—	—	261	526
Exercise of stock options	—	—	115	—	—	301	416
Common stock issuance	—	—	67,056	—	—	168,085	235,141
Preferred stock issuance, net of issuance costs	294,066	—	—	—	—	—	294,066
Preferred stock redemption	(110,705)	—	(4,500)	205	—	—	(115,000)
Stock issuance for acquisition, net of issuance costs	110,705	23,609	2,763,902	—	—	—	2,898,216
Balance – September 30, 2025	$294,066	$78,666	$4,001,834	$3,559,717	$(324,842)	$(165,491)	$7,443,950

Balance – January 1, 2026	$294,066	$78,666	$4,011,047	$3,736,413	$(261,520)	$(165,104)	$7,693,568
Total comprehensive income (loss)	—	—	—	817,093	(531,725)	—	285,368
Cash dividends declared:
Preferred dividends ($581.25 per share)	—	—	—	(17,438)	—	—	(17,438)
Common dividends ($1.36 per share)	—	—	—	(104,140)	—	—	(104,140)
Purchase of treasury stock	—	—	—	—	—	(37,901)	(37,901)
Issuances of equity awards, net of forfeitures	—	—	(16,266)	—	—	17,991	1,725
Recognition of equity-based compensation	—	—	30,300	—	—	—	30,300
Sale of treasury stock	—	—	276	—	—	265	541
Exercise of stock options	—	—	92	—	—	739	831
Balance – September 30, 2026	$294,066	$78,666	$4,025,449	$4,431,928	$(793,245)	$(184,010)	$7,852,854

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$817,093	$487,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	86,000	129,500
Net accretion of premiums and discounts from acquisition	(118,800)	(93,740)
Depreciation and amortization	104,897	104,373
Amortization of debt issuance costs	320	638
Deferred income tax expense	17,842	25,219
Net increase in trading securities and other earning assets	(27,450)	(7,278)
Gains on investment securities, net	(41,142)	(28,810)
Losses on sales of assets	2,705	68
Amortization of securities premiums, net of discount accretion	3,946	(2,066)
Originations of loans held for sale	(95,810)	(73,717)
Gains on sales of loans held for sale, net	(2,433)	(2,009)
Proceeds from sales of loans held for sale	96,997	75,312
Equity-based compensation	32,025	28,432
Changes in:
Accrued income	3,533	(11,271)
Accrued expenses and taxes	(31,957)	42,333
Other assets and liabilities, net	233,204	246,589
Net cash provided by operating activities	1,080,970	920,616
INVESTING ACTIVITIES
Securities held to maturity:
Maturities, calls and principal repayments	360,766	502,322
Purchases	(324,701)	(319,652)
Securities available for sale:
Sales	57,146	624,225
Maturities, calls and principal repayments	1,455,497	1,207,751
Purchases	(1,437,557)	(4,015,349)
Equity securities with readily determinable fair values:
Sales	25,951	—
Purchases	(707)	(495)
Equity securities without readily determinable fair values:
Sales	28,463	23,150
Maturities, calls and principal repayments	19,441	14,557
Purchases	(71,919)	(124,847)
Payment of tax equity investment commitments	(42,535)	(42,489)
Net increase in loans	(3,712,524)	(2,214,214)
Net decrease (increase) in fed funds sold and resell agreements	594,243	(220,113)
Net cash activity from acquisitions and divestitures	—	170,136
Net (increase) decrease in interest-bearing balances due from other financial institutions	(286,210)	952,886
Net purchases of premises and equipment	(34,532)	(37,825)
Proceeds from bank-owned and company-owned life insurance death benefit	1,050	2,334
Net cash used in investing activities	(3,368,128)	(3,477,623)

FINANCING ACTIVITIES
Net (decrease) increase in demand and savings deposits	(141,871)	2,940,516
Net decrease in time deposits	(345,574)	(299,109)
Net (decrease) increase in fed funds purchased and repurchase agreements	(87,627)	206,249
Repayment of long-term debt	(150,000)	(200,000)
Cash dividends paid	(121,887)	(95,006)
Payment of common stock issuance costs	—	(524)
Proceeds from exercise of stock options and sales of treasury shares	1,372	942
Purchases of treasury stock	(37,901)	(17,549)
Common stock issuance	—	235,141
Preferred stock issuance	—	294,066
Preferred stock redemption	—	(115,000)
Net cash (used in) provided by financing activities	(883,488)	2,949,726
(Decrease) increase in cash and cash equivalents	(3,170,646)	392,719
Cash and cash equivalents at beginning of period	7,771,973	8,448,691
Cash and cash equivalents at end of period	$4,601,327	$8,841,410

Supplemental disclosures:
Income tax payments	$126,358	$53,126
Total interest payments	1,029,138	1,099,937
Noncash disclosures:
Acquisition of tax equity investments	$41,310	$54,208
Commitment to fund tax equity investments	41,310	54,208
Transfer of loans to other real estate owned	1,849	1,310
Transfer of loans to other repossessed assets	—	39
Issuance of common stock as consideration for acquisition	—	2,783,510
Issuance of preferred stock as consideration for acquisition	—	115,230
Stock based compensation as consideration for acquisition	—	20,389

See Notes to Consolidated Financial Statements.

UMB FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

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

This table provides a summary of cash and cash equivalents as presented on the Consolidated Statements of Cash Flows as of September 30, 2026 and September 30, 2025 (in thousands):

	September 30,
	2026	2025
Due from the FRB	$3,888,644	$7,768,405
Cash and due from banks	712,683	1,073,005
Cash and cash equivalents at end of period	$4,601,327	$8,841,410

Also included in the Interest-bearing due from banks, but not considered cash and cash equivalents, are interest-bearing accounts held at other financial institutions, which totaled $408.0 million and $124.0 million at September 30, 2026 and September 30, 2025, respectively.

Acquired Loans

Acquired loans are initially recorded at fair value. The Company’s accounting methods for acquired loans depend on whether or not the loan reflects more than insignificant credit deterioration since origination at the date of acquisition.

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

Per Share Data

Basic net income per common share is computed using net income available to common shareholders and the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share is determined using net income available to common shareholders and the weighted average common shares and assumed incremental common shares issued. The following table provides the amounts used in the determination of basic and diluted net income per common share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$278,085	$188,316	$817,093	$487,043
Less: Preferred dividends	5,813	7,944	17,438	11,969
Net income available to common shareholders	$272,272	$180,372	$799,655	$475,074

Weighted average common shares outstanding for basic earnings per share	75,950,551	75,943,943	75,985,017	72,349,952
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	553,584	422,875	489,889	394,337
Weighted average common shares for diluted earnings per share	76,504,135	76,366,818	76,474,906	72,744,289
Net income per common share – basic	$3.58	$2.38	$10.52	$6.57
Net income per common share – diluted	3.56	2.36	10.46	6.53
Number of antidilutive restricted stock units excluded from diluted earnings per share computation	—	—	—	—
Number of antidilutive stock options excluded from diluted earnings per share computation	—	—	—	4,962

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Commercial loans are made based on the identified cash flows of the borrower and on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts from its customers. Beginning with the third quarter of 2025, commercial and industrial loans include all loans to Non-Depository Financial Institutions (NDFIs), which includes a wide range of financial entities that provide services similar to those of traditional banks but do not accept deposits from the general public and are not regulated by the same federal banking agencies. Previously reported balances have been reclassified for purposes of comparability.

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

Loan Aging Analysis

The following tables provide a summary of loan classes and an aging of past due loans at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$13,628	$1,353	$32,099	$47,080	$19,201,695	$19,248,775
Specialty lending	—	—	—	—	729,885	729,885
Commercial real estate	10,297	—	53,390	63,687	16,523,318	16,587,005
Consumer real estate	12,350	794	30,928	44,072	4,497,433	4,541,505
Consumer	442	5,208	188	5,838	241,059	246,897
Credit cards	11,259	8,293	1,280	20,832	688,605	709,437
Leases and other	—	—	—	—	466,619	466,619
Total loans	$47,976	$15,648	$117,885	$181,509	$42,348,614	$42,530,123

	December 31, 2025
	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Nonaccrual Loans	Total Past Due	Current	Total Loans
Loans
Commercial and industrial	$36,391	$6,417	$26,633	$69,441	$16,201,079	$16,270,520
Specialty lending	—	—	—	—	518,237	518,237
Commercial real estate	24,786	—	86,838	111,624	16,264,615	16,376,239
Consumer real estate	10,451	244	29,910	40,605	4,395,863	4,436,468
Consumer	689	5,237	777	6,703	232,108	238,811
Credit cards	9,194	6,505	508	16,207	684,526	700,733
Leases and other	—	—	—	—	238,400	238,400
Total loans	$81,511	$18,403	$144,666	$244,580	$38,534,828	$38,779,408

The Company sold consumer real estate loans with proceeds of $97.0 million and $75.3 million in the secondary market without recourse during the nine months ended September 30, 2026 and 2025, respectively.

The Company has ceased the recognition of interest on loans with a carrying value of $117.9 million and $144.7 million at September 30, 2026 and December 31, 2025, respectively. Restructured loans totaled $149 thousand and $169 thousand at September 30, 2026 and December 31, 2025, respectively. Loans 90 days past due and still accruing interest amounted to $15.6 million and $18.4 million at September 30, 2026 and December 31, 2025, respectively. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. There was an insignificant amount of interest reversed related to loans on nonaccrual during 2026 and 2025. Nonaccrual loans with no related allowance for credit losses totaled $97.6 million and $76.8 million at September 30, 2026 and December 31, 2025, respectively.

The following tables provide the amortized cost of nonaccrual loans with no related allowance for credit losses by loan class at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$32,099	$12,482
Specialty lending	—	—
Commercial real estate	53,390	53,390
Consumer real estate	30,928	30,298
Consumer	188	188
Credit cards	1,280	1,280
Leases and other	—	—
Total loans	$117,885	$97,638

	December 31, 2025
	Nonaccrual Loans	Amortized Cost of Nonaccrual Loans with no related Allowance
Loans
Commercial and industrial	$26,633	$10,870
Specialty lending	—	—
Commercial real estate	86,838	35,973
Consumer real estate	29,910	28,661
Consumer	777	777
Credit cards	508	508
Leases and other	—	—
Total loans	$144,666	$76,789

Amortized Cost

The following tables provide a summary of the amortized cost balance of each of the Company’s loan classes disaggregated by collateral type and origination year as of September 30, 2026 and December 31, 2025, as well as the gross charge-offs by loan class and origination year for the nine months ended September 30, 2026 (in thousands):

	September 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$3,616,159	$2,319,628	$1,450,494	$693,348	$686,833	$498,400	$6,192,369	$37,737	$15,494,968
Agriculture	24,193	25,366	16,861	19,566	4,019	3,083	349,266	—	442,354
NDFIs	156,693	161,190	263,988	354,014	48,104	18,182	2,273,962	—	3,276,133
Overdrafts	—	—	—	—	—	—	35,320	—	35,320
Total Commercial and industrial	3,797,045	2,506,184	1,731,343	1,066,928	738,956	519,665	8,850,917	37,737	19,248,775
Current period charge-offs	15	95	269	168	165	592	11,689	3,526	16,519
Specialty lending:
Asset-based lending	50,960	37,151	2,867	—	8,406	44,779	585,722	—	729,885
Total Specialty lending	50,960	37,151	2,867	—	8,406	44,779	585,722	—	729,885
Current period charge-offs	—	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied	833,125	1,161,937	555,328	421,991	840,440	1,197,243	42,367	276	5,052,707
Non-owner-occupied	1,424,519	1,324,449	638,522	379,644	974,263	1,062,042	34,748	—	5,838,187
Farmland	167,804	256,897	67,321	62,896	93,644	197,538	72,832	593	919,525
5+ Multi-family	512,233	96,794	277,996	161,710	397,592	443,367	2,907	5,307	1,897,906
1-4 Family construction	74,115	22,390	9,246	—	—	—	—	—	105,751
General construction	790,169	781,248	498,334	454,639	186,219	14,823	47,447	50	2,772,929
Total Commercial real estate	3,801,965	3,643,715	2,046,747	1,480,880	2,492,158	2,915,013	200,301	6,226	16,587,005
Current period charge-offs	138	—	403	6,146	4,627	995	—	4,283	16,592
Consumer real estate:
HELOC	926	636	1,434	1,470	2,986	7,801	770,852	4,941	791,046
First lien: 1-4 family	453,989	599,199	334,136	304,289	580,476	1,369,967	910	—	3,642,966
Junior lien: 1-4 family	11,258	14,492	22,170	15,506	23,874	19,812	381	—	107,493
Total Consumer real estate	466,173	614,327	357,740	321,265	607,336	1,397,580	772,143	4,941	4,541,505
Current period charge-offs	—	—	29	614	431	327	4	28	1,433
Consumer:
Revolving line	5,118	735	34	95	441	870	172,227	288	179,808
Auto	10,345	5,573	4,666	5,528	2,722	385	—	—	29,219
Other	5,499	9,531	6,925	1,479	4,956	1,368	8,112	—	37,870
Total Consumer	20,962	15,839	11,625	7,102	8,119	2,623	180,339	288	246,897
Current period charge-offs	5	20	63	60	108	14	2,967	22	3,259
Credit cards:
Consumer	—	—	—	—	—	—	345,903	—	345,903
Commercial	—	—	—	—	—	—	363,534	—	363,534
Total Credit cards	—	—	—	—	—	—	709,437	—	709,437
Current period charge-offs	—	—	—	—	—	—	17,615	—	17,615
Leases and other:
Leases	—	—	—	—	—	296	—	—	296
Other	84,846	162,300	13,846	7,386	6,959	10,068	180,816	102	466,323
Total Leases and other	84,846	162,300	13,846	7,386	6,959	10,364	180,816	102	466,619
Current period charge-offs	—	—	—	17	—	—	—	—	17
Total loans	$8,221,951	$6,979,516	$4,164,168	$2,883,561	$3,861,934	$4,890,024	$11,479,675	$49,294	$42,530,123

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Loan Segment and Type	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$2,989,029	$1,901,767	$1,039,595	$929,230	$471,193	$321,761	$5,636,442	$12,186	$13,301,203
Agriculture	30,385	22,585	24,980	7,827	3,859	3,180	426,729	2,258	521,803
NDFIs	130,392	286,076	368,137	86,436	12,136	29,406	1,517,283	271	2,430,137
Overdrafts	—	—	—	—	—	—	17,377	—	17,377
Total Commercial and industrial	3,149,806	2,210,428	1,432,712	1,023,493	487,188	354,347	7,597,831	14,715	16,270,520
Specialty lending:
Asset-based lending	46,480	5,639	—	5,801	25,763	22,632	411,922	—	518,237
Total Specialty lending	46,480	5,639	—	5,801	25,763	22,632	411,922	—	518,237
Commercial real estate:
Owner-occupied	1,151,075	529,761	599,178	955,385	775,378	724,775	39,505	—	4,775,057
Non-owner-occupied	1,664,285	656,031	847,458	1,018,831	769,616	736,502	41,093	1,054	5,734,870
Farmland	258,796	74,542	85,814	131,009	83,613	163,318	66,403	75	863,570
5+ Multi-family	329,902	179,107	171,945	554,125	434,660	96,475	10,441	—	1,776,655
1-4 Family construction	75,849	11,564	240	520	—	—	1,301	—	89,474
General construction	1,099,253	868,115	719,128	373,196	28,313	16,273	32,335	—	3,136,613
Total Commercial real estate	4,579,160	2,319,120	2,423,763	3,033,066	2,091,580	1,737,343	191,078	1,129	16,376,239
Consumer real estate:
HELOC	2,748	399	756	2,075	577	7,784	698,503	5,331	718,173
First lien: 1-4 family	653,333	368,156	364,405	631,555	735,751	830,570	6,864	13	3,590,647
Junior lien: 1-4 family	20,458	31,221	19,212	28,538	17,405	6,048	4,766	—	127,648
Total Consumer real estate	676,539	399,776	384,373	662,168	753,733	844,402	710,133	5,344	4,436,468
Consumer:
Revolving line	1,485	34	23	49	24	526	160,454	102	162,697
Auto	8,179	7,292	9,743	5,307	1,118	248	—	—	31,887
Other	12,907	11,197	3,514	5,917	853	1,272	8,567	—	44,227
Total Consumer	22,571	18,523	13,280	11,273	1,995	2,046	169,021	102	238,811
Credit cards:
Consumer	—	—	—	—	—	—	347,749	—	347,749
Commercial	—	—	—	—	—	—	352,984	—	352,984
Total Credit cards	—	—	—	—	—	—	700,733	—	700,733
Leases and other:
Leases	—	—	—	—	—	1,214	—	—	1,214
Other	181,160	16,408	8,588	8,713	7,344	1,671	13,302	—	237,186
Total Leases and other	181,160	16,408	8,588	8,713	7,344	2,885	13,302	—	238,400
Total loans	$8,655,716	$4,969,894	$4,262,716	$4,744,514	$3,367,603	$2,963,655	$9,794,020	$21,290	$38,779,408

Accrued interest on loans totaled $183.7 million and $176.1 million as of September 30, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable.

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$3,542,987	$2,262,837	$1,381,407	$646,986	$640,608	$491,812	$5,964,026	$19,591	$14,950,254
Special Mention	9,946	37,458	52,552	17,357	991	1,056	125,725	—	245,085
Substandard	62,762	15,359	12,469	29,005	45,234	5,532	102,155	18,146	290,662
Doubtful	464	3,974	4,066	—	—	—	463	—	8,967
Total Equipment/Accounts Receivable/Inventory	$3,616,159	$2,319,628	$1,450,494	$693,348	$686,833	$498,400	$6,192,369	$37,737	$15,494,968
Agriculture
Pass	$21,663	$24,270	$16,601	$19,218	$3,942	$2,708	$332,896	$—	$421,298
Special Mention	2,259	971	—	250	28	36	3,926	—	7,470
Substandard	271	125	260	98	49	339	12,444	—	13,586
Doubtful	—	—	—	—	—	—	—	—	—
Total Agriculture	$24,193	$25,366	$16,861	$19,566	$4,019	$3,083	$349,266	$—	$442,354
NDFIs
Pass	$156,693	$161,031	$262,884	$351,791	$46,662	$18,182	$2,254,685	$—	$3,251,928
Special Mention	—	—	—	—	—	—	19,277	—	19,277
Substandard	—	159	1,104	2,223	1,442	—	—	—	4,928
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$156,693	$161,190	$263,988	$354,014	$48,104	$18,182	$2,273,962	$—	$3,276,133

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Equipment/Accounts Receivable/Inventory
Pass	$2,958,147	$1,842,768	$982,320	$874,006	$462,210	$302,753	$5,404,325	$4,492	$12,831,021
Special Mention	4,962	37,671	7,883	6,085	893	9,535	63,256	6,635	136,920
Substandard	21,647	17,207	49,292	49,139	8,090	9,473	168,348	1,059	324,255
Doubtful	4,273	4,121	100	—	—	—	513	—	9,007
Total Equipment/Accounts Receivable/Inventory	$2,989,029	$1,901,767	$1,039,595	$929,230	$471,193	$321,761	$5,636,442	$12,186	$13,301,203
Agriculture
Pass	$26,921	$22,252	$24,757	$7,254	$3,824	$2,622	$406,985	$815	$495,430
Special Mention	2,464	—	—	71	35	—	5,374	—	7,944
Substandard	1,000	333	223	502	—	558	14,370	—	16,986
Doubtful	—	—	—	—	—	—	—	1,443	1,443
Total Agriculture	$30,385	$22,585	$24,980	$7,827	$3,859	$3,180	$426,729	$2,258	$521,803
NDFIs
Pass	$129,859	$277,053	$364,738	$82,934	$11,470	$29,289	$1,489,473	$221	$2,385,037
Special Mention	—	—	—	—	2	—	27,810	50	27,862
Substandard	533	9,023	3,399	3,502	664	117	—	—	17,238
Doubtful	—	—	—	—	—	—	—	—	—
Total NDFIs	$130,392	$286,076	$368,137	$86,436	$12,136	$29,406	$1,517,283	$271	$2,430,137

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

The following table provides a summary of the amortized cost balance by risk rating for asset-based loans as of September 30, 2026 and December 31, 2025 (in thousands):

	Asset-based lending
Risk	September 30, 2026	December 31, 2025
In-margin	$729,885	$518,237
Out-of-margin	—	—
Total	$729,885	$518,237

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$801,806	$1,150,823	$548,755	$412,574	$808,862	$1,153,857	$41,520	$38	$4,918,235
Special Mention	20,538	315	3	419	9,067	15,515	97	—	45,954
Substandard	10,781	10,799	6,570	8,996	22,511	27,871	750	238	88,516
Doubtful	—	—	—	2	—	—	—	—	2
Total Owner-occupied	$833,125	$1,161,937	$555,328	$421,991	$840,440	$1,197,243	$42,367	$276	$5,052,707
Non-owner-occupied
Pass	$1,363,698	$1,324,277	$634,637	$368,548	$934,722	$1,000,161	$34,748	$—	$5,660,791
Special Mention	695	—	1,871	8,736	21,574	29,597	—	—	62,473
Substandard	60,126	172	2,014	2,360	17,967	32,284	—	—	114,923
Doubtful	—	—	—	—	—	—	—	—	—
Total Non-owner-occupied	$1,424,519	$1,324,449	$638,522	$379,644	$974,263	$1,062,042	$34,748	$—	$5,838,187
Farmland
Pass	$149,747	$232,633	$61,338	$45,391	$81,761	$160,265	$71,427	$593	$803,155
Special Mention	8,705	20,486	162	236	612	3,064	406	—	33,671
Substandard	9,352	3,778	5,821	17,269	11,271	34,209	999	—	82,699
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$167,804	$256,897	$67,321	$62,896	$93,644	$197,538	$72,832	$593	$919,525
5+ Multi-family
Pass	$472,993	$96,794	$277,996	$143,582	$359,748	$423,597	$2,907	$5,307	$1,782,924
Special Mention	39,240	—	—	—	28,897	19,770	—	—	87,907
Substandard	—	—	—	18,128	8,947	—	—	—	27,075
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$512,233	$96,794	$277,996	$161,710	$397,592	$443,367	$2,907	$5,307	$1,897,906
1-4 Family construction
Pass	$73,628	$22,390	$9,246	$—	$—	$—	$—	$—	$105,264
Special Mention	487	—	—	—	—	—	—	—	487
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$74,115	$22,390	$9,246	$—	$—	$—	$—	$—	$105,751
General construction
Pass	$777,569	$780,916	$494,195	$418,335	$166,336	$12,999	$40,197	$50	$2,690,597
Special Mention	4,675	233	4,139	400	246	1,798	—	—	11,491
Substandard	7,925	—	—	35,904	19,637	26	7,250	—	70,742
Doubtful	—	99	—	—	—	—	—	—	99
Total General construction	$790,169	$781,248	$498,334	$454,639	$186,219	$14,823	$47,447	$50	$2,772,929

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Owner-occupied
Pass	$1,135,389	$489,616	$529,515	$904,187	$751,944	$681,592	$39,385	$—	$4,531,628
Special Mention	4,148	37,092	19,605	30,991	11,892	27,290	120	—	131,138
Substandard	11,538	3,053	50,058	20,207	11,542	15,893	—	—	112,291
Doubtful	—	—	—	—	—	—	—	—	—
Total Owner-occupied	$1,151,075	$529,761	$599,178	$955,385	$775,378	$724,775	$39,505	$—	$4,775,057
Non-owner-occupied
Pass	$1,619,478	$652,107	$827,493	$974,293	$749,272	$716,905	$36,134	$1,054	$5,576,736
Special Mention	23,339	1,950	—	19,994	745	12,307	—	—	58,335
Substandard	21,468	1,974	7,013	17,856	19,599	7,290	4,959	—	80,159
Doubtful	—	—	12,952	6,688	—	—	—	—	19,640
Total Non-owner-occupied	$1,664,285	$656,031	$847,458	$1,018,831	$769,616	$736,502	$41,093	$1,054	$5,734,870
Farmland
Pass	$230,559	$67,852	$65,697	$116,281	$80,909	$124,702	$65,013	$75	$751,088
Special Mention	18,101	342	—	115	120	1,869	—	—	20,547
Substandard	10,136	6,348	20,117	14,613	2,584	36,747	1,390	—	91,935
Doubtful	—	—	—	—	—	—	—	—	—
Total Farmland	$258,796	$74,542	$85,814	$131,009	$83,613	$163,318	$66,403	$75	$863,570
5+ Multi-family
Pass	$329,902	$179,107	$157,535	$543,003	$426,213	$96,282	$10,441	$—	$1,742,483
Special Mention	—	—	238	2,891	8,447	193	—	—	11,769
Substandard	—	—	14,172	8,231	—	—	—	—	22,403
Doubtful	—	—	—	—	—	—	—	—	—
Total 5+ Multi-family	$329,902	$179,107	$171,945	$554,125	$434,660	$96,475	$10,441	$—	$1,776,655
1-4 Family construction
Pass	$74,900	$11,104	$—	$520	$—	$—	$1,301	$—	$87,825
Special Mention	949	460	240	—	—	—	—	—	1,649
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total 1-4 Family construction	$75,849	$11,564	$240	$520	$—	$—	$1,301	$—	$89,474
General construction
Pass	$1,078,840	$865,015	$684,507	$333,717	$23,062	$14,951	$25,085	$—	$3,025,177
Special Mention	14,579	3,100	128	18,919	1,903	29	—	—	38,658
Substandard	5,732	—	34,493	20,560	3,348	1,293	7,250	—	72,676
Doubtful	102	—	—	—	—	—	—	—	102
Total General construction	$1,099,253	$868,115	$719,128	$373,196	$28,313	$16,273	$32,335	$—	$3,136,613

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

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$858	$636	$933	$625	$2,386	$6,381	$770,645	$4,757	$787,221
Non-performing	68	—	501	845	600	1,420	207	184	3,825
Total HELOC	$926	$636	$1,434	$1,470	$2,986	$7,801	$770,852	$4,941	$791,046
First lien: 1-4 family
Performing	$453,704	$596,730	$333,455	$300,518	$571,667	$1,360,418	$910	$—	$3,617,402
Non-performing	285	2,469	681	3,771	8,809	9,549	—	—	25,564
Total First lien: 1-4 family	$453,989	$599,199	$334,136	$304,289	$580,476	$1,369,967	$910	$—	$3,642,966
Junior lien: 1-4 family
Performing	$11,258	$14,492	$22,150	$15,392	$23,814	$19,536	$381	$—	$107,023
Non-performing	—	—	20	114	60	276	—	—	470
Total Junior lien: 1-4 family	$11,258	$14,492	$22,170	$15,506	$23,874	$19,812	$381	$—	$107,493

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
HELOC
Performing	$2,736	$87	$407	$1,343	$324	$5,979	$697,853	$4,358	$713,087
Non-performing	12	312	349	732	253	1,805	650	973	5,086
Total HELOC	$2,748	$399	$756	$2,075	$577	$7,784	$698,503	$5,331	$718,173
First lien: 1-4 family
Performing	$608,545	$367,915	$359,419	$624,670	$732,306	$824,314	$6,864	$13	$3,524,046
Non-performing	44,788	241	4,986	6,885	3,445	6,256	—	—	66,601
Total First lien: 1-4 family	$653,333	$368,156	$364,405	$631,555	$735,751	$830,570	$6,864	$13	$3,590,647
Junior lien: 1-4 family
Performing	$20,419	$30,975	$19,202	$28,417	$17,324	$5,974	$4,766	$—	$127,077
Non-performing	39	246	10	121	81	74	—	—	571
Total Junior lien: 1-4 family	$20,458	$31,221	$19,212	$28,538	$17,405	$6,048	$4,766	$—	$127,648

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

A borrower is considered non-performing if the loan is 90 days past due or more, the Company has ceased the recognition of interest and the loan is placed on non-accrual. Charge-offs and borrower performance are tracked on a loan origination vintage basis. Certain vintages, based on their maturation cycle, could be at higher risk due to collateral-based risk factors.

The following tables provide a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2026	2025	2024	2023	2022	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$5,118	$735	$34	$95	$441	$809	$172,226	$276	$179,734
Non-performing	—	—	—	—	—	61	1	12	74
Total Revolving line	$5,118	$735	$34	$95	$441	$870	$172,227	$288	$179,808
Auto
Performing	$10,345	$5,573	$4,638	$5,528	$2,710	$385	$—	$—	$29,179
Non-performing	—	—	28	—	12	—	—	—	40
Total Auto	$10,345	$5,573	$4,666	$5,528	$2,722	$385	$—	$—	$29,219
Other
Performing	$5,499	$9,528	$6,890	$1,472	$4,943	$1,359	$8,112	$—	$37,803
Non-performing	—	3	35	7	13	9	—	—	67
Total Other	$5,499	$9,531	$6,925	$1,479	$4,956	$1,368	$8,112	$—	$37,870

	December 31, 2025
	Amortized Cost Basis by Origination Year - Term Loans
Risk by Collateral	2025	2024	2023	2022	2021	Prior	Amortized Cost - Revolving Loans	Amortized Cost - Revolving Loans Converted to Term Loans	Total
Revolving line
Performing	$1,485	$34	$23	$47	$24	$525	$159,834	$99	$162,071
Non-performing	—	—	—	2	—	1	620	3	626
Total Revolving line	$1,485	$34	$23	$49	$24	$526	$160,454	$102	$162,697
Auto
Performing	$8,179	$7,292	$9,725	$5,290	$1,109	$248	$—	$—	$31,843
Non-performing	—	—	18	17	9	—	—	—	44
Total Auto	$8,179	$7,292	$9,743	$5,307	$1,118	$248	$—	$—	$31,887
Other
Performing	$12,905	$11,161	$3,514	$5,893	$849	$1,245	$8,567	$—	$44,134
Non-performing	2	36	—	24	4	27	—	—	93
Total Other	$12,907	$11,197	$3,514	$5,917	$853	$1,272	$8,567	$—	$44,227

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

The commercial credit card portfolio is segmented by current and past due payment status. A borrower is past due after 30 days. In general, commercial credit card customers do not have an incentive to hold a balance resulting in paying interest on credit card debt as commercial customers will typically have other debt obligations with lower interest rates in which they can utilize for capital.

The following tables provide a summary of the amortized cost balance of consumer credit cards by risk rating as of September 30, 2026 and December 31, 2025 (in thousands):

	Consumer
Risk	September 30, 2026	December 31, 2025
Transactor accounts	$123,436	$123,445
Revolver accounts (by credit score):
Less than 600	12,917	13,123
600-619	6,888	7,127
620-639	11,628	12,243
640-659	19,364	19,679
660-679	21,328	20,261
680-699	22,800	22,814
700-719	24,946	25,385
720-739	21,897	22,547
740-759	20,216	19,838
760-779	20,456	19,864
780-799	18,551	18,774
800-819	11,830	11,782
820-839	6,101	6,151
840+	1,209	1,213
Total	$343,567	$344,246

The following table provides a summary of the amortized cost balance of consumer credit cards considered significantly delinquent for a co-branded portfolio by delinquent cycles as of September 30, 2026 and December 31, 2025 (in thousands):

	Consumer
Risk	September 30, 2026	December 31, 2025
61-90 Days	$761	$1,084
91-120 Days	711	848
121-150 Days	449	805
151-180 Days	415	766
Total	$2,336	$3,503

The following table provides a summary of the amortized cost balance of commercial credit cards by risk rating as of September 30, 2026 and December 31, 2025 (in thousands):

	Commercial
Risk	September 30, 2026	December 31, 2025
Current	$336,755	$330,585
Past Due	26,779	22,399
Total	$363,534	$352,984

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

The following table provides a summary of the amortized cost balance by collateral type and risk rating as of September 30, 2026 and December 31, 2025 (in thousands):

	Leases		Other
Risk	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Pass	$296	$1,214	$466,323	$237,186
Special Mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$296	$1,214	$466,323	$237,186

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

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS

This table provides a rollforward of the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	Three Months Ended September 30, 2026
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$295,312	$—	$111,996	$5,710	$1,971	$18,090	$4,297	$437,376	$3,996	$441,372
Charge-offs	(4,247)	—	(4,655)	(534)	(1,202)	(5,413)	(17)	(16,068)	—	(16,068)
Recoveries	498	—	—	238	258	1,071	—	2,065	—	2,065
Provision	21,119	—	2,164	729	1,080	4,219	(270)	29,041	(41)	29,000
Ending balance - ACL	$312,682	$—	$109,505	$6,143	$2,107	$17,967	$4,010	$452,414	$3,955	$456,369
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$3,961	$—	$1,411	$99	$83	$—	$145	$5,699	$22	$5,721
Provision	956	—	949	21	2	—	60	1,988	12	2,000
Ending balance - ACL on off-balance sheet	$4,917	$—	$2,360	$120	$85	$—	$205	$7,687	$34	$7,721

	Three Months Ended September 30, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$210,728	$—	$153,489	$5,521	$1,567	$17,913	$700	$389,918	$4,275	$394,193
PCD allowance for credit loss at acquisition	—	—	8,006	—	—	—	—	8,006	—	8,006
Charge-offs	(5,927)	—	(4,572)	(421)	(830)	(7,820)	(7)	(19,577)	—	(19,577)
Recoveries	65	—	—	75	175	873	6	1,194	—	1,194
Provision	18,402	—	(1,230)	914	247	7,098	(1)	25,430	(2,430)	23,000
Ending balance - ACL	$223,268	$—	$155,693	$6,089	$1,159	$18,064	$698	$404,971	$1,845	$406,816
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$4,331	$—	$3,540	$180	$98	$—	$54	$8,203	$18	$8,221
Initial allowance for credit loss at acquisition	—	—	—	—	—	—	—	—	—	—
Provision	(169)	—	(420)	46	30	—	(5)	(518)	18	(500)
Ending balance - ACL on off-balance sheet	$4,162	$—	$3,120	$226	$128	$—	$49	$7,685	$36	$7,721

	Nine Months Ended September 30, 2026
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$240,324	$—	$151,060	$6,938	$1,387	$18,042	$1,727	$419,478	$1,684	$421,162
Charge-offs	(16,519)	—	(16,592)	(1,433)	(3,259)	(17,615)	(17)	(55,435)	—	(55,435)
Recoveries	2,010	—	29	279	711	3,593	20	6,642	—	6,642
Provision	86,867	—	(24,992)	359	3,268	13,947	2,280	81,729	2,271	84,000
Ending balance - ACL	$312,682	$—	$109,505	$6,143	$2,107	$17,967	$4,010	$452,414	$3,955	$456,369
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,886	$—	$2,548	$154	$91	$—	$27	$5,706	$15	$5,721
Provision	2,031	—	(188)	(34)	(6)	—	178	1,981	19	2,000
Ending balance - ACL on off-balance sheet	$4,917	$—	$2,360	$120	$85	$—	$205	$7,687	$34	$7,721

	Nine Months Ended September 30, 2025
	Commercial and industrial	Specialty lending	Commercial real estate	Consumer real estate	Consumer	Credit cards	Leases and other	Total - Loans	HTM	Total
Allowance for credit losses:
Beginning balance	$161,553	$—	$77,340	$4,327	$966	$14,272	$631	$259,089	$2,645	$261,734
PCD allowance for credit loss at acquisition	45,026	—	40,054	206	13	—	—	85,299	—	85,299
Charge-offs	(38,035)	—	(11,074)	(2,050)	(2,253)	(20,020)	(7)	(73,439)	—	(73,439)
Recoveries	254	—	184	238	420	2,620	6	3,722	—	3,722
Provision	54,470	—	49,189	3,368	2,013	21,192	68	130,300	(800)	129,500
Ending balance - ACL	$223,268	$—	$155,693	$6,089	$1,159	$18,064	$698	$404,971	$1,845	$406,816
Allowance for credit losses on off-balance sheet credit exposures:
Beginning balance	$2,234	$—	$1,741	$70	$16	$—	$63	$4,124	$14	$4,138
Initial allowance for credit loss at acquisition	2,166	—	1,192	63	41	—	114	3,576	7	3,583
Provision	(238)	—	187	93	71	—	(128)	(15)	15	—
Ending balance - ACL on off-balance sheet	$4,162	$—	$3,120	$226	$128	$—	$49	$7,685	$36	$7,721

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

Collateral Dependent Financial Assets

The following tables provide the amortized cost balance of financial assets considered collateral dependent as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$30,996	$11,096	$11,379
Agriculture	711	—	711
NDFIs	392	—	392
Total Commercial and industrial	32,099	11,096	12,482
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	16,760	—	16,760
Non-owner-occupied	19,305	—	19,305
Farmland	2,869	—	2,869
5+ Multi-family	14,467	—	14,467
1-4 Family construction	—	—	—
General construction	122	—	122
Total Commercial real estate	53,523	—	53,523
Consumer real estate:
HELOC	3,926	—	3,926
First lien: 1-4 family	26,493	146	25,863
Junior lien: 1-4 family	509	—	509
Total Consumer real estate	30,928	146	30,298
Consumer:
Revolving line	81	—	81
Auto	41	—	41
Other	66	—	66
Total Consumer	188	—	188
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$116,738	$11,242	$96,491

	December 31, 2025
Loan Segment and Type	Amortized Cost of Collateral Dependent Assets	Related Allowance for Credit Losses	Amortized Cost of Collateral Dependent Assets with no related Allowance
Commercial and industrial:
Equipment/Accounts Receivable/Inventory	$23,594	$10,741	$9,274
Agriculture	2,186	687	743
NDFIs	853	—	853
Total Commercial and industrial	26,633	11,428	10,870
Specialty lending:
Asset-based lending	—	—	—
Total Specialty lending	—	—	—
Commercial real estate:
Owner-occupied	10,905	2,240	3,746
Non-owner-occupied	50,955	9,093	8,957
Farmland	3,389	—	3,389
5+ Multi-family	14,324	—	14,324
1-4 Family construction	—	—	—
General construction	7,408	161	5,700
Total Commercial real estate	86,981	11,494	36,116
Consumer real estate:
HELOC	5,319	—	5,319
First lien: 1-4 family	23,969	205	22,720
Junior lien: 1-4 family	622	—	622
Total Consumer real estate	29,910	205	28,661
Consumer:
Revolving line	633	—	633
Auto	47	—	47
Other	97	—	97
Total Consumer	777	—	777
Leases and other:
Leases	—	—	—
Other	—	—	—
Total Leases and other	—	—	—
Total loans	$144,301	$23,127	$76,424

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

For the three months ended September 30, 2026, the Company had one new modification on a residential real estate loan made to a borrower experiencing financial difficulty with a total pre-modification loan balance of $70 thousand and a total post-modification loan balance of $86 thousand. For the nine months ended September 30, 2026, the Company had four modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $604 thousand and a total post-modification loan balance of $624 thousand. For the three months ended September 30, 2025, the Company had one new modification on a residential real estate loan made to a borrower experiencing financial difficulty with a total pre-modification loan balance of $401 thousand and a total post-modification loan balance of $432 thousand. For the nine months ended September 30, 2025, the Company had three modifications on residential real estate loans made to borrowers experiencing financial difficulty with a total pre-modification loan balance of $757 thousand and a total post-modification loan balance of $790 thousand.

The Company had no commitments to lend to borrowers experiencing financial difficulty for which the Company has modified an existing loan as of September 30, 2026 and 2025. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three and nine months ended September 30, 2026 and 2025, the Company had no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within the 12 months following the modification date.

5. Securities

Securities Available for Sale

This table provides detailed information about securities available for sale at September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,225,668	$185	$(32,034)	$2,193,819
U.S. Agencies	48,450	1	(98)	48,353
Mortgage-backed	8,713,535	3,700	(691,429)	8,025,806
State and political subdivisions	2,373,055	74	(232,199)	2,140,930
Corporates	50,550	242	(1,364)	49,428
Collateralized loan obligations	550,113	117	(258)	549,972
Total	$13,961,371	$4,319	$(957,382)	$13,008,308

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,301,248	$20,008	$(441)	$2,320,815
U.S. Agencies	62,069	401	(100)	62,370
Mortgage-backed	8,427,197	71,827	(331,151)	8,167,873
State and political subdivisions	2,494,537	24,898	(72,847)	2,446,588
Corporates	180,854	349	(4,088)	177,115
Collateralized loan obligations	533,995	504	(119)	534,380
Total	$13,999,900	$117,987	$(408,746)	$13,709,141

The following table presents contractual maturity information for securities available for sale at September 30, 2026 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$937,877	$935,668
Due after 1 year through 5 years	2,018,687	1,966,328
Due after 5 years through 10 years	556,070	523,393
Due after 10 years	1,735,202	1,557,113
Total	5,247,836	4,982,502
Mortgage-backed securities	8,713,535	8,025,806
Total securities available for sale	$13,961,371	$13,008,308

Securities may be disposed of before contractual maturities due to sales by the Company or because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table presents the sales of securities available for sale for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$7,871	$57,146	$624,225
Gross realized gains	—	91	429	514
Gross realized losses	—	—	—	—

There were $12.3 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2026 and December 31, 2025, respectively.

Accrued interest on securities available for sale totaled $71.8 million and $82.9 million as of September 30, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of available-for-sale securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s available-for-sale investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025 (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2026	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	280	$1,994,393	$(32,034)	—	$—	$—	280	$1,994,393	$(32,034)
U.S. Agencies	7	35,338	(98)	—	—	—	7	35,338	(98)
Mortgage-backed	662	5,458,678	(266,473)	800	2,492,923	(424,956)	1,462	7,951,601	(691,429)
State and political subdivisions	989	1,378,152	(100,443)	763	729,734	(131,756)	1,752	2,107,886	(232,199)
Corporates	—	—	—	22	43,170	(1,364)	22	43,170	(1,364)
Collateralized loan obligations	33	329,837	(258)	—	—	—	33	329,837	(258)
Total	1,971	$9,196,398	$(399,306)	1,585	$3,265,827	$(558,076)	3,556	$12,462,225	$(957,382)

	Less than 12 months			12 months or more			Total
December 31, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury	8	$72,013	$(88)	2	$30,234	$(353)	10	$102,247	$(441)
U.S. Agencies	1	7,855	(100)	—	—	—	1	7,855	(100)
Mortgage-backed	82	757,160	(5,682)	817	2,871,729	(325,469)	899	3,628,889	(331,151)
State and political subdivisions	152	515,364	(11,181)	1,142	809,113	(61,666)	1,294	1,324,477	(72,847)
Corporates	1	2,990	(10)	134	164,108	(4,078)	135	167,098	(4,088)
Collateralized loan obligations	20	164,531	(112)	1	2,999	(7)	21	167,530	(119)
Total	264	$1,519,913	$(17,173)	2,096	$3,878,183	$(391,573)	2,360	$5,398,096	$(408,746)

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

As of September 30, 2026 and December 31, 2025, there was no ACL related to the Company’s available-for-sale securities as the decline in fair value did not result from credit issues.

Securities Held to Maturity

The following table provides detailed information about securities held to maturity at September 30, 2026 and December 31, 2025, respectively (in thousands):

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Treasury	$38,263	$—	$(1,191)	$37,072	$—	$38,263
Mortgage-backed	2,345,196	—	(424,144)	1,921,052	—	2,345,196
State and political subdivisions	3,322,848	14,697	(395,585)	2,941,960	(3,955)	3,318,893
Total	$5,706,307	$14,697	$(820,920)	$4,900,084	$(3,955)	$5,702,352

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
U.S. Treasury	$38,253	$27	$(37)	$38,243	$—	$38,253
Mortgage-backed	2,513,667	335	(305,040)	2,208,962	—	2,513,667
State and political subdivisions	3,172,307	26,713	(195,760)	3,003,260	(1,684)	3,170,623
Total	$5,724,227	$27,075	$(500,837)	$5,250,465	$(1,684)	$5,722,543

The following table presents contractual maturity information for securities held to maturity at September 30, 2026 (in thousands):

	Amortized	Fair
	Cost	Value
Due in 1 year or less	$130,009	$129,638
Due after 1 year through 5 years	580,864	557,406
Due after 5 years through 10 years	735,298	675,982
Due after 10 years	1,914,940	1,616,006
Total	3,361,111	2,979,032
Mortgage-backed securities	2,345,196	1,921,052
Total securities held to maturity	$5,706,307	$4,900,084

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three or nine months ended September 30, 2026 or 2025.

During the year ended December 31, 2022, securities with an amortized cost of $4.1 billion and a fair value of $3.8 billion were transferred from the available-for-sale classification to the held-to-maturity classification as the Company has the positive intent and ability to hold these securities to maturity. The transfers of securities were made at fair value at the time of transfer. The unrealized holding gain or loss at the time of transfer is retained in AOCI and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfers. The amortized cost balance of securities held to maturity in the tables above includes a net unamortized unrealized loss of $117.5 million and $139.2 million at September 30, 2026 and December 31, 2025, respectively.

Accrued interest on securities held to maturity totaled $27.1 million and $28.0 million as of September 30, 2026 and December 31, 2025, respectively, and is included in the Accrued income line on the Company’s Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost of held-to-maturity securities presented above. Further, the Company has elected not to measure an ACL for accrued interest receivable.

The following table shows the Company’s held-to-maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025, respectively (in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2026	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Treasury	4	$21,781	$(521)	3	$15,291	$(670)	7	$37,072	$(1,191)
Mortgage-backed	11	100,562	(6,355)	268	1,820,490	(417,789)	279	1,921,052	(424,144)
State and political subdivisions	362	955,519	(89,151)	1,397	1,551,856	(306,434)	1,759	2,507,375	(395,585)
Total	377	$1,077,862	$(96,027)	1,668	$3,387,637	$(724,893)	2,045	$4,465,499	$(820,920)

	Less than 12 months			12 months or more			Total
December 31, 2025	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses
U.S. Treasury	3	$15,913	$(37)	—	$—	$—	3	$15,913	$(37)
Mortgage-backed	10	147,066	(918)	262	1,998,984	(304,122)	272	2,146,050	(305,040)
State and political subdivisions	146	687,180	(41,122)	1,354	1,480,709	(154,638)	1,500	2,167,889	(195,760)
Total	159	$850,159	$(42,077)	1,616	$3,479,693	$(458,760)	1,775	$4,329,852	$(500,837)

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

The following tables show the amortized cost basis by credit rating of the Company’s held-to-maturity State and political subdivisions bond investments at September 30, 2026 and December 31, 2025 (in thousands):

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
September 30, 2026	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$45,458	$51,404	$340,916	$839,856	$12,540	$34,497	$13,304	$1,337,975
Utilities	869,157	974,636	125,659	13,663	1,758	—	—	1,984,873
Total state and political subdivisions	$914,615	$1,026,040	$466,575	$853,519	$14,298	$34,497	$13,304	$3,322,848

	Amortized Cost Basis by Credit Rating - HTM Debt Securities
December 31, 2025	AAA	AA	A	BBB	BB	B	CCC-C	Total
State and political subdivisions:
Competitive	$46,933	$51,390	$379,973	$812,061	$34,105	$23,326	$14,424	$1,362,212
Utilities	899,088	777,880	114,845	15,824	2,458	—	—	1,810,095
Total state and political subdivisions	$946,021	$829,270	$494,818	$827,885	$36,563	$23,326	$14,424	$3,172,307

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

The following table presents the aging of past due held-to-maturity securities at September 30, 2026 (in thousands):

September 30, 2026	30-89 Days Past Due and Accruing	Greater than 90 Days Past Due and Accruing	Non- Accrual	Total Past Due	Current	Total
State and political subdivisions:
Competitive	$21,000	$—	$—	$21,000	$1,316,975	$1,337,975
Utilities	—	—	—	—	1,984,873	1,984,873
Total state and political subdivisions	$21,000	$—	$—	$21,000	$3,301,848	$3,322,848

All held-to-maturity securities were current and not past due at December 31, 2025.

Trading Securities

There were net unrealized losses of $331 thousand and $6 thousand on trading securities at September 30, 2026 and 2025, respectively. Net unrealized gains and losses are included in trading and investment banking income on the Company’s Consolidated Statements of Income. Securities sold not yet purchased totaled $17.5 million and $4.1 million at September 30, 2026 and December 31, 2025, respectively, and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

Other Securities

The table below provides detailed information for Other securities at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
FRB and FHLB stock	$137,502	$137,498
Equity securities with readily determinable fair values	14,537	14,690
Equity securities without readily determinable fair values	598,253	524,112
Total	$750,292	$676,300

Investment in FRB stock is based on the capital structure of the investing bank, and investment in FHLB stock is mainly tied to the level of borrowings from the FHLB. These holdings are carried at cost. Equity securities with readily determinable fair values are generally traded on an exchange and market prices are readily available. Equity securities without readily determinable fair values include equity investments which are held by a subsidiary qualified as a Small Business Investment Company, as well as investments in low-income housing partnerships within the areas the Company serves and various other investments. Unrealized gains or losses on equity securities with and without readily determinable fair values are recognized in the Investment securities gains, net line of the Company’s Consolidated Statements of Income.

The table below presents the changes in equity securities without readily determinable fair values for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$543,225	$533,749	$524,112	$416,750
Acquisition of HTLF	—	(19,675)	—	103,211
Purchases of securities	62,927	34,919	112,913	83,749
Observable upward price adjustments	9,841	3,462	44,311	13,895
Observable downward price adjustments	(289)	(653)	(5,013)	(9,228)
Sales of securities and other activity	(17,451)	(10,783)	(78,070)	(67,358)
Ending balance	$598,253	$541,019	$598,253	$541,019

Investment Securities Gains (Losses), Net

The following table presents the components of Investment securities gains (losses), net for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment securities gains (losses), net
Available-for-sale debt securities:
Gains realized on sales	$—	$91	$429	$514
Equity securities with readily determinable fair values:
Fair value adjustments, net	949	(7,103)	724	22,513
Equity securities without readily determinable fair values:
Fair value adjustments, net	9,526	2,919	18,375	(2,384)
Sales	534	—	21,614	8,167
Total investment securities gains (losses), net	$11,009	$(4,093)	$41,142	$28,810

6. Goodwill and Other Intangibles

Changes in the carrying amount of goodwill for the periods ended September 30, 2026 and December 31, 2025 by reportable segment are as follows (in thousands):

	Commercial Banking	Institutional Banking	Personal Banking	Total
Balances as of January 1, 2026	$1,042,577	$76,492	$720,756	$1,839,825
Acquisition of HTLF	(1,339)	—	(892)	(2,231)
Balances as of September 30, 2026	$1,041,238	$76,492	$719,864	$1,837,594

Balances as of January 1, 2025	$63,113	$76,492	$67,780	$207,385
Acquisition of HTLF	979,464	—	652,976	1,632,440
Balances as of December 31, 2025	$1,042,577	$76,492	$720,756	$1,839,825

The following table lists the finite-lived intangible assets that continue to be subject to amortization as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$481,294	$124,085	$605,379
Accumulated amortization	140,627	48,046	188,673
Net carrying amount	$340,667	$76,039	$416,706

	As of December 31, 2025
	Core Deposit Intangible Assets	Customer Relationships	Total
Gross carrying amount	$481,294	$124,085	$605,379
Accumulated amortization	81,203	37,307	118,510
Net carrying amount	$400,091	$86,778	$486,869

Related to the acquisition of HTLF, the Company recognized an adjustment of $2.2 million to goodwill during the period ended September 30, 2026. During 2025, the Company recognized $1.6 billion of goodwill, a $474.1 million core deposit intangible asset, wealth customer list of $26.0 million, and purchased credit card relationships of $10.9 million. See Note 13, “Acquisition” for additional information.

On September 2, 2025, the Company acquired a healthcare savings account business, which included $32.5 million of deposits. The purchase resulted in recognition of a $4.8 million core deposit intangible asset.

The following table has the aggregate amortization expense recognized in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Aggregate amortization expense	$23,243	$25,317	$70,163	$68,067

The following table discloses the estimated amortization expense of intangible assets in future periods (in thousands):

For the three months ending December 31, 2026	$22,957
For the year ending December 31, 2027	82,528
For the year ending December 31, 2028	70,461
For the year ending December 31, 2029	61,515
For the year ending December 31, 2030	52,901

7. Borrowed Funds

The components of the Company’s borrowed funds are as follows (in thousands):

	September 30, 2026	December 31, 2025
Long-term debt:
Trust preferred securities	$223,537	$220,034
Subordinated notes 6.25%, net of issuance costs	109,574	109,255
Subordinated notes 2.75%	—	144,940
Total long-term debt	333,111	474,229
Total borrowed funds	$333,111	$474,229

The following table presents details of outstanding trust preferred securities as of September 30, 2026 (in thousands):

	Amount Outstanding	Issuance Date	Interest Rate	Interest Rate as of September 30, 2026	Maturity Date
Marquette Capital Trust I	$19,625	12/28/2005	1.33% over 3-month term SOFR	5.34%	1/7/2036
Marquette Capital Trust II	20,074	12/28/2005	1.33% over 3-month term SOFR	5.34	1/7/2036
Marquette Capital Trust III	7,880	5/30/2006	1.50% over 3-month term SOFR	5.80	6/23/2036
Marquette Capital Trust IV	31,767	6/30/2006	1.60% over 3-month term SOFR	5.76	9/15/2036
Heartland Financial Statutory Trust IV	9,802	3/17/2004	2.75% over 3-month term SOFR	6.99	3/17/2034
Heartland Financial Statutory Trust V	17,841	1/27/2006	1.33% over 3-month term SOFR	5.34	4/7/2036
Heartland Financial Statutory Trust VI	17,259	6/21/2007	1.48% over 3-month term SOFR	5.64	9/15/2037
Heartland Financial Statutory Trust VII	15,101	6/26/2007	1.48% over 3-month term SOFR	5.50	9/1/2037
Morrill Statutory Trust I	10,097	12/19/2002	3.25% over 3-month term SOFR	7.59	12/26/2032
Morrill Statutory Trust II	9,865	12/17/2003	2.85% over 3-month term SOFR	7.09	12/17/2033
Sheboygan Statutory Trust I	7,445	9/17/2003	2.95% over 3-month term SOFR	7.19	9/17/2033
CBNM Capital Trust I	4,900	9/10/2004	3.25% over 3-month term SOFR	7.41	12/15/2034
Citywide Capital Trust III	6,893	12/19/2003	2.80% over 3-month term SOFR	6.90	12/19/2033
Citywide Capital Trust IV	4,777	9/30/2004	2.20% over 3-month term SOFR	6.20	9/30/2034
Citywide Capital Trust V	13,367	5/31/2006	1.54% over 3-month term SOFR	5.70	7/25/2036
OCGI Statutory Trust III	3,050	6/27/2002	3.65% over 3-month term SOFR	7.66	9/30/2032
OCGI Statutory Trust IV	5,752	9/23/2004	2.50% over 3-month term SOFR	6.66	12/15/2034
BVBC Capital Trust II	7,536	4/10/2003	3.25% over 3-month term SOFR	7.32	4/24/2033
BVBC Capital Trust III	10,506	7/29/2005	1.60% over 3-month term SOFR	5.94	9/30/2035
Total trust preferred securities	$223,537

In September 2022, the Company issued $110.0 million of 6.25% fixed-to-fixed rate subordinated notes that mature on September 28, 2032. The notes bear interest at the rate of 6.25% per annum, payable semi-annually on each March 28 and September 28. The Company may redeem the notes, in whole or in part, on September 28, 2027, or on any interest payment date thereafter. Unamortized debt issuance costs related to these notes totaled $426 thousand and $745 thousand as of September 30, 2026 and December 31, 2025. Proceeds from the issuance of the notes were used for general corporate purposes, including contributing Tier 1 capital into the Bank.

As part of the acquisition of HTLF, the Company acquired $150.0 million of 2.75% fixed-to-fixed rate subordinated notes that mature on September 15, 2031. The notes had an interest rate of 2.75% per annum, payable semi-annually on each March 15 and September 15. During the third quarter of 2026, the Company redeemed all of these outstanding subordinated notes.

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities, as summarized in the table above. These long-term debt obligations had an aggregate contractual balance of $262.9 million and had a carrying value of $223.5 million and $220.0 million as of September 30, 2026 and December 31, 2025, respectively.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of September 30, 2026 and December 31, 2025, the Company owned $10.1 million and $10.3 million of FHLB stock, respectively. The Company had no outstanding advances with the FHLB Des Moines as of September 30, 2026 or December 31, 2025. As of September 30, 2026, the Company had three letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $53.0 million and have various maturity dates through December 10, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.7 billion as of September 30, 2026.

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

The table below presents the remaining contractual maturities of repurchase agreements outstanding at September 30, 2026 and December 31, 2025, in addition to the various types of marketable securities that have been pledged as collateral for these borrowings (in thousands):

	As of September 30, 2026
	Remaining Contractual Maturities of the Agreements
	Overnight	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$1,843,930	$—	$—	$—	$1,843,930
U.S. Agencies	451,724	146,181	730,447	12,550	1,340,902
Total repurchase agreements	$2,295,654	$146,181	$730,447	$12,550	$3,184,832

	As of December 31, 2025
	Remaining Contractual Maturities of the Agreements
	2-29 Days	30-90 Days	Over 90 Days	Total
Repurchase agreements, secured by:
U.S. Treasury	$1,355,233	$—	$—	$1,355,233
U.S. Agencies	1,177,072	759,500	1,000	1,937,572
Total repurchase agreements	$2,532,305	$759,500	$1,000	$3,292,805

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

Business Segment financial information is produced using an internal reporting system which is based on a series of management estimates for funds transfer pricing (FTP), and allocations of noninterest expense and income taxes. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company’s broader funding profile. These estimates and allocations are periodically reviewed and refined. The CODM uses the Business Segment net income in deciding how to allocate resources and assess performance for individual Business Segments, including evaluating the cost or opportunity value of funds within each Business Segment and identifying areas of focus for organic growth or acquisition. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2026. Previously reported results have been reclassified in this filing to conform to the current organizational structure.

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

Business Segment Information

Business Segment financial results for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows (in thousands):

	Three Months Ended September 30, 2026
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$375,919	$73,716	$90,370	$540,005
Provision for credit losses	27,946	575	2,479	31,000
Noninterest income	51,395	133,279	47,709	232,383

Salaries and employee benefits	54,890	55,521	39,439	149,850
Processing fees	4,221	11,295	4,461	19,977
Bankcard	3,095	5,972	2,284	11,351
Amortization of other intangible assets	—	1,755	75	1,830
Allocated technology, service, overhead	90,350	37,307	45,158	172,815
Other segment items*	18,050	10,822	14,762	43,634
Noninterest expense	170,606	122,672	106,179	399,457
Income before taxes	228,762	83,748	29,421	341,931
Income tax expense	42,715	15,637	5,494	63,846
Net income	$186,047	$68,111	$23,927	$278,085
Average assets	$36,752,000	$20,026,000	$14,037,000	$70,815,000

*Other segment items include occupancy, equipment, supplies and services, marketing and business development costs, legal and consulting, and regulatory fees.

	Three Months Ended September 30, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$331,555	$60,997	$82,490	$475,042
Provision for credit losses	19,465	460	2,575	22,500
Noninterest income	56,089	115,379	31,830	203,298

Salaries and employee benefits	52,763	49,449	39,755	141,967
Processing fees	3,207	9,313	4,664	17,184
Bankcard	2,019	6,533	2,954	11,506
Amortization of other intangible assets	—	1,826	103	1,929
Allocated technology, service, overhead	115,530	33,955	59,692	209,177
Other segment items*	13,512	9,537	14,473	37,522
Noninterest expense	187,031	110,613	121,641	419,285
Income (loss) before taxes	181,148	65,303	(9,896)	236,555
Income tax expense (benefit)	36,940	13,317	(2,018)	48,239
Net income (loss)	$144,208	$51,986	$(7,878)	$188,316
Average assets	$34,215,000	$20,060,000	$14,220,000	$68,495,000

	Nine Months Ended September 30, 2026
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$1,103,836	$230,053	$273,007	$1,606,896
Provision for credit losses	76,456	1,700	7,844	86,000
Noninterest income	149,623	384,298	148,760	682,681

Salaries and employee benefits	165,294	159,486	117,745	442,525
Processing fees	12,576	32,544	13,642	58,762
Bankcard	8,777	18,801	7,469	35,047
Amortization of other intangible assets	—	5,699	225	5,924
Allocated technology, service, overhead	269,123	110,012	135,578	514,713
Other segment items*	49,541	31,588	41,873	123,002
Noninterest expense	505,311	358,130	316,532	1,179,973
Income before taxes	671,692	254,521	97,391	1,023,604
Income tax expense	135,513	51,349	19,649	206,511
Net income	$536,179	$203,172	$77,742	$817,093
Average assets	$35,699,000	$20,896,000	$13,962,000	$70,557,000

	Nine Months Ended September 30, 2025
	Commercial Banking	Institutional Banking	Personal Banking	Total
Net interest income	$928,091	$188,487	$223,127	$1,339,705
Provision for credit losses	104,550	1,325	23,625	129,500
Noninterest income	136,527	327,171	127,983	591,681

Salaries and employee benefits	160,034	143,913	115,203	419,150
Processing fees	10,641	29,738	14,056	54,435
Bankcard	8,813	17,994	9,871	36,678
Amortization of other intangible assets	—	5,387	309	5,696
Allocated technology, service, overhead	311,770	98,120	162,193	572,083
Other segment items*	39,433	27,863	41,902	109,198
Noninterest expense	530,691	323,015	343,534	1,197,240
Income (loss) before taxes	429,377	191,318	(16,049)	604,646
Income tax expense (benefit)	83,513	37,211	(3,121)	117,603
Net income (loss)	$345,864	$154,107	$(12,928)	$487,043
Average assets	$32,731,000	$19,131,000	$13,280,000	$65,142,000

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

Bankcard fees – Bankcard fees primarily represent income earned from interchange revenue from MasterCard and Visa for the Company’s processing of debit, credit, HSA, and flexible spending account transactions. Additionally, the Company earns income and incentives related to various referrals of customers to card programs. The performance obligation for interchange revenue is the processing of each transaction through the Company’s access to the banking system. This performance obligation is completed for each individual transaction and income is recognized per transaction in accordance with interchange rates established by MasterCard and Visa. The performance obligations for various referral and incentive programs include either referring customers to certain card products or issuing exclusively branded cards for certain customer segments. The pricing of these incentive and referral programs are in accordance with the agreement with the individual card partner. These performance obligations are completed as the referrals are made or over a period of time when the Company is exclusively issuing branded cards. For the three months ended September 30, 2026 and September 30, 2025, the Company had $12.9 million and $13.1 million of expense, respectively, recorded within the Bankcard fees line on the Company’s Consolidated Statements of Income related to rebates and rewards programs that are outside of the scope of ASC 606. For the nine months ended September 30, 2026 and September 30, 2025, the Company had $38.7 million and $38.6 million of expense, respectively, related to these rebates and rewards programs. All material performance obligations are satisfied as of the end of each accounting period.

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

The Company had no material contract assets, contract liabilities, or remaining performance obligations as of September 30, 2026. Total receivables from revenue recognized under the scope of ASC 606 were $119.3 million and $116.1 million as of September 30, 2026 and December 31, 2025, respectively. These receivables are included as part of the Other assets line on the Company’s Consolidated Balance Sheets.

The following tables depict the disaggregation of revenue according to revenue stream and Business Segment for the three and nine months ended September 30, 2026 and September 30, 2025. As stated in Note 8, “Business Segment Reporting,” for comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2026 and previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Disaggregated revenue is as follows (in thousands):

	Three Months Ended September 30, 2026
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$819	$82,201	$21,013	$—	$104,033
Trading and investment banking	—	201	—	5,068	5,269
Service charges on deposit accounts	17,955	10,791	2,691	23	31,460
Insurance fees and commissions	—	—	148	—	148
Brokerage fees	106	21,871	2,204	—	24,181
Bankcard fees	27,175	7,497	7,651	(12,870)	29,453
Investment securities gains, net	—	—	—	11,009	11,009
Other	2,316	1,236	780	22,498	26,830
Total Noninterest income	$48,371	$123,797	$34,487	$25,728	$232,383

	Three Months Ended September 30, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$785	$67,201	$19,940	$—	$87,926
Trading and investment banking	—	121	—	6,905	7,026
Service charges on deposit accounts	16,281	10,355	2,487	27	29,150
Insurance fees and commissions	—	—	307	—	307
Brokerage fees	69	17,985	2,416	—	20,470
Bankcard fees	27,127	7,385	8,088	(13,039)	29,561
Investment securities losses, net	—	—	—	(4,093)	(4,093)
Other	2,292	653	1,008	28,998	32,951
Total Noninterest income	$46,554	$103,700	$34,246	$18,798	$203,298

	Nine Months Ended September 30, 2026
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$2,438	$232,369	$62,188	$—	$296,995
Trading and investment banking	—	467	—	17,856	18,323
Service charges on deposit accounts	50,678	32,231	7,529	84	90,522
Insurance fees and commissions	—	—	610	—	610
Brokerage fees	290	63,038	7,342	—	70,670
Bankcard fees	81,040	23,372	22,433	(38,560)	88,285
Investment securities gains, net	—	—	—	41,142	41,142
Other	6,485	2,942	2,629	64,078	76,134
Total Noninterest income	$140,931	$354,419	$102,731	$84,600	$682,681

	Nine Months Ended September 30, 2025
NONINTEREST INCOME	Commercial Banking	Institutional Banking	Personal Banking	Revenue (Expense) out of Scope of ASC 606	Total
Trust and securities processing	$2,016	$192,026	$56,928	$—	$250,970
Trading and investment banking	—	535	—	18,572	19,107
Service charges on deposit accounts	47,061	31,376	6,931	104	85,472
Insurance fees and commissions	—	—	674	—	674
Brokerage fees	198	50,930	7,969	—	59,097
Bankcard fees	78,576	21,931	22,906	(38,541)	84,872
Investment securities gains, net	—	—	—	28,810	28,810
Other	5,833	2,030	2,711	52,105	62,679
Total Noninterest income	$133,684	$298,828	$98,119	$61,050	$591,681

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

The following table summarizes the Company’s off-balance sheet financial instruments as described above (in thousands):

	Contractual or Notional Amount
	September 30,	December 31,
	2026	2025
Commitments to extend credit for loans (excluding credit card loans)	$20,266,872	$17,819,711
Commitments to extend credit under credit card loans	5,096,539	5,994,640
Commercial letters of credit	55	217
Standby letters of credit	536,073	468,384
Forward contracts	279,783	119,978
Spot foreign exchange contracts	43,281	34,233
Commitments to extend credit for securities purchased under agreements to resell	886,000	191,000

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

The ACL for off-balance sheet credit exposures was $7.7 million and $5.7 million at September 30, 2026 and December 31, 2025, respectively, and was recorded in the Accrued expenses and taxes line of the Company’s Consolidated Balance Sheets. There was $2.0 million of provision for off-balance sheet credit exposures recorded for the three months ended September 30, 2026. There was a reduction of $0.5 million of provision for off-balance sheet credit exposures recorded for the three months ended September 30, 2025. For the nine months ended September 30, 2026, there was $2.0 million of provision recorded for off-balance sheet credit exposures. As part of the acquisition of HTLF, the Company recorded an ACL of $3.6 million related to acquired off-balance sheet credit exposures. For the nine months ended September 30, 2025, there was no provision recorded for off-balance sheet credit exposures. Provision for off-balance sheet credit exposures is recorded in the Provision for credit losses line of the Company’s Consolidated Statements of Income.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025. The Company’s derivative assets and derivative liabilities are located within Other assets and Other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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

This table provides a summary of the fair value of the Company’s derivative assets and liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30,	December 31,	September 30,	December 31,
Fair Value	2026	2025	2026	2025
Interest Rate Derivatives:
Derivatives not designated as hedging instruments	$196,139	$126,423	$200,534	$130,122
Derivatives designated as hedging instruments	45,289	148,550	66	36
Total interest rate derivatives	241,428	274,973	200,600	130,158
Commodity Derivatives:
Derivatives not designated as hedging instruments	43,990	6,356	43,582	6,294
Total commodity derivatives	43,990	6,356	43,582	6,294
Total	$285,418	$281,329	$244,182	$136,452

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in interest rates. Interest rate swaps designated as fair value hedges involve making fixed rate payments to a counterparty in exchange for the Company receiving variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of both September 30, 2026 and December 31, 2025, the Company did not have any interest rate swaps that were designated as fair value hedges of interest rate risk.

During 2022 and 2023, the Company terminated 10 fair value hedges of interest rate risk associated with the Company's municipal bond securities. For the three months ended September 30, 2026 and 2025 the Company reclassified $1.2 million and $1.3 million, respectively, from AOCI to Interest income in connection with these terminated hedges. For the nine months ended September 30, 2026 and 2025 the Company reclassified $4.1 million and $3.7 million, respectively, from AOCI to Interest income in connection with these terminated hedges. The unrealized gain on the terminated fair value hedges remaining in AOCI was $43.4 million net of tax, and $46.7 million net of tax, as of September 30, 2026 and December 31, 2025, respectively. The hedging adjustments will be amortized through the contractual maturity date of each respective hedged item.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in Interest income in the Consolidated Statements of Income.

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, floors, and floor spreads as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2026 and December 31, 2025, the Company had two interest rate swaps that were designated as cash flow hedges of interest rate risk associated with the Company’s variable-rate subordinated debentures issued by Marquette Capital Trusts III and IV. These swaps had an aggregate notional amount of $51.5 million at both September 30, 2026 and December 31, 2025.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the purchased floor rate on the contract in exchange for an upfront premium, and involve payment of variable-rate amounts to the counterparty if interest rates fall below the sold floor rate on the contract. As of both September 30, 2026 and December 31, 2025, the Company had 13 interest rate floors and floor spreads with an aggregate notional amount of $3.0 billion that were designated as cash flow hedges of interest rate risk.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and is subsequently reclassified into interest expense and interest income in the period during which the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to interest rate swap derivatives will be reclassified to Interest expense as interest payments are received or paid on the Company’s hedged items. Amounts reported in AOCI related to interest rate floor and floor spread derivatives will be reclassified to Interest income as interest payments are received or paid on the Company’s hedged items. The Company expects to reclassify $1.0 million from AOCI as a reduction to Interest expense and $25.5 million from AOCI as a reduction to Interest income during the next 12 months. As of September 30, 2026, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 10.0 years.

Non-designated Hedges

The remainder of the Company’s derivatives are not designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.

Interest Rate Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest income in the Consolidated Statements of Income. As of September 30, 2026, the Company had 866 interest rate swaps with an aggregate notional amount of $12.9 billion related to this program. As of December 31, 2025, the Company had 830 interest rate swaps with an aggregate notional amount of $11.7 billion related to this program.

Commodity Derivatives

The Company executes commodity swap and option contracts with commercial banking customers to facilitate their respective risk management strategies. The Company simultaneously enters into an offsetting contract with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the commodity swaps and option contracts associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of both the customer swaps and the offsetting swaps are recognized in Other noninterest income in the Consolidated Statements of Income. As of September 30, 2026, the Company had 444 commodity swaps and option contracts with an aggregate remaining volume of 10.5 million oil barrels and 69.9 million British Thermal Units related to this program. As of December 31, 2025, the Company had 26 commodity swaps and option contracts with an aggregate remaining volume of 2.1 million oil barrels and 3.6 million British Thermal Units.

Effect of Derivative Instruments on the Consolidated Statements of Income and Accumulated Other Comprehensive Income

This table provides a summary of the amount of gain or loss recognized in Other noninterest income in the Consolidated Statements of Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	Amount of Gain (Loss) Recognized
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Interest Rate Derivatives
Derivatives not designated as hedging instruments	$142	$45	$178	$(137)
Total	$142	$45	$178	$(137)
Commodity Derivatives
Derivatives not designated as hedging instruments	$186	$82	$433	$82
Total	$186	$82	$433	$82

These tables provide a summary of the effect of hedges on AOCI in the Consolidated Statements of Comprehensive Income related to the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	For the Three Months Ended September 30, 2026
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(37,510)	$(53,883)	$16,373	$(1,101)	$(511)	$(590)
Interest rate swaps	3,216	3,216	—	160	160	—
Total	$(34,294)	$(50,667)	$16,373	$(941)	$(351)	$(590)

	For the Three Months Ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(553)	$(599)	$46	$(4,931)	$(4,340)	$(591)
Interest rate swaps	173	173	—	495	495	—
Total	$(380)	$(426)	$46	$(4,436)	$(3,845)	$(591)

	For the Nine Months Ended September 30, 2026
Derivatives in Cash Flow Hedging Relationships	(Loss) Gain Recognized in OCI on Derivative	(Loss) Gain Recognized in OCI Included Component	Gain Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$(77,027)	$(105,333)	$28,306	$(3,091)	$(1,339)	$(1,752)
Interest rate swaps	3,987	3,987	—	467	467	—
Total	$(73,040)	$(101,346)	$28,306	$(2,624)	$(872)	$(1,752)

	For the Nine Months Ended September 30, 2025
Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative	Gain (Loss) Recognized in OCI Included Component	Loss Recognized in OCI Excluded Component	(Loss) Gain Reclassified from AOCI into Earnings	(Loss) Gain Reclassified from AOCI into Earnings Included Component	Loss Reclassified from AOCI into Earnings Excluded Component
Interest rate floors and floor spreads	$37,639	$68,068	$(30,429)	$(9,788)	$(8,035)	$(1,753)
Interest rate swaps	(987)	(987)	—	982	982	—
Total	$36,652	$67,081	$(30,429)	$(8,806)	$(7,053)	$(1,753)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2026, the termination value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $13.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At September 30, 2026, the Company had posted $13.1 million of collateral. If the Company had breached any of these provisions at September 30, 2026, it could have been required to settle its obligations under the agreements at the termination value.

12. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at September 30, 2026
Description	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$6,334	$6,334	$—	$—
U.S. Agencies	30,276	—	30,276	—
Mortgage-backed	3,232	—	3,232	—
State and political subdivisions	1,317	—	1,317	—
Corporates	8,358	8,358	—	—
Trading – other	264	264	—	—
Trading securities	49,781	14,956	34,825	—
U.S. Treasury	2,193,819	2,193,819	—	—
U.S. Agencies	48,353	—	48,353	—
Mortgage-backed	8,025,806	—	8,025,806	—
State and political subdivisions	2,140,930	—	2,140,930	—
Corporates	49,428	49,428	—	—
Collateralized loan obligations	549,972	—	549,972	—
Available-for-sale securities	13,008,308	2,243,247	10,765,061	—
Equity securities with readily determinable fair values	14,537	14,537	—	—
Derivatives	285,418	—	285,418	—
Total	$13,358,044	$2,272,740	$11,085,304	$—
Liabilities
Derivatives	$244,182	$—	$244,182	$—
Securities sold not yet purchased	17,464	—	17,464	—
Total	$261,646	$—	$261,646	$—

	Fair Value Measurement at December 31, 2025
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
U.S. Treasury	$2,636	$2,636	$—	$—
U.S. Agencies	13,489	—	13,489	—
State and political subdivisions	3,697	—	3,697	—
Corporates	2,192	2,192	—	—
Trading – other	317	317	—	—
Trading securities	22,331	5,145	17,186	—
U.S. Treasury	2,320,815	2,320,815	—	—
U.S. Agencies	62,370	—	62,370	—
Mortgage-backed	8,167,873	—	8,167,873	—
State and political subdivisions	2,446,588	—	2,446,588	—
Corporates	177,115	177,115	—	—
Collateralized loan obligations	534,380	—	534,380	—
Available for sale securities	13,709,141	2,497,930	11,211,211	—
Equity securities with readily determinable fair values	14,690	14,690	—	—
Derivatives	281,329	—	281,329	—
Total	$14,027,491	$2,517,765	$11,509,726	$—
Liabilities
Derivatives	$136,452	$—	$136,452	$—
Securities sold not yet purchased	4,052	—	4,052	—
Total	$140,504	$—	$140,504	$—

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

Assets measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement at September 30, 2026 Using
Description	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Recognized During the Nine Months Ended September 30
Collateral dependent assets	$46,096	$—	$—	$46,096	$(2,266)
Other real estate owned	1,656	—	—	1,656	(173)
Total	$47,752	$—	$—	$47,752	$(2,439)

	Fair Value Measurement at December 31, 2025 Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) Gains Recognized During the Twelve Months Ended December 31
Collateral dependent assets	$70,012	$—	$—	$70,012	$(29,420)
Other real estate owned	3,009	—	—	3,009	178
Total	$73,021	$—	$—	$73,021	$(29,242)

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

The estimated fair value of the Company’s financial instruments at September 30, 2026 and December 31, 2025 are as follows (in thousands):

	Fair Value Measurement at September 30, 2026 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$5,963,218	$5,012,009	$951,209	$—	$5,963,218
Securities available for sale	13,008,308	2,243,247	10,765,061	—	13,008,308
Securities held to maturity (exclusive of allowance for credit losses)	5,706,307	—	4,900,084	—	4,900,084
Trading securities	49,781	14,956	34,825	—	49,781
Other securities	750,292	14,537	735,755	—	750,292
Loans (exclusive of allowance for credit losses)	42,533,399	—	41,859,248	—	41,859,248
Derivatives	285,418	—	285,418	—	285,418
FINANCIAL LIABILITIES
Time deposits	3,415,288	—	3,437,195	—	3,437,195
Other borrowings	3,237,311	52,479	3,184,832	—	3,237,311
Long-term debt	333,111	—	361,749	—	361,749
Derivatives	244,182	—	244,182	—	244,182
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					14,412
Commitments to extend resell agreements					1,068
Commercial letters of credit					38
Standby letters of credit					4,657

	Fair Value Measurement at December 31, 2025 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Estimated Fair Value
FINANCIAL ASSETS
Cash and short-term investments	$9,441,175	$7,893,082	$1,548,093	$—	$9,441,175
Securities available for sale	13,709,141	2,497,930	11,211,211	—	13,709,141
Securities held to maturity (exclusive of allowance for credit losses)	5,724,227	—	5,250,465	—	5,250,465
Trading securities	22,331	5,145	17,186	—	22,331
Other securities	676,300	14,690	661,610	—	676,300
Loans (exclusive of allowance for credit losses)	38,781,438	—	39,041,201	—	39,041,201
Derivatives	281,329	—	281,329	—	281,329
FINANCIAL LIABILITIES
Time deposits	3,760,862	—	3,760,862	—	3,760,862
Other borrowings	3,324,938	32,133	3,292,805	—	3,324,938
Long-term debt	474,229	—	523,545	—	523,545
Derivatives	136,452	—	136,452	—	136,452
OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit for loans					14,972
Commitments to extend resell agreements					106
Commercial letters of credit					130
Standby letters of credit					4,483

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

Other securities Amount consists of FRB and FHLB stock held by the Company, equity securities with readily determinable fair values, and equity securities without readily determinable fair values, including equity-method investments and other miscellaneous investments. The carrying amount of the FRB and FHLB stock equals its fair value because the shares can only be redeemed by the FRB and FHLB at their carrying amount. Equity securities with readily determinable fair values are measured at fair value using quoted market prices. Equity securities without readily determinable fair values are carried at cost, which approximates fair value, or using the equity method.

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

The Company's accounting methods for acquired Non-PCD and PCD loans are discussed in Note 2, "Summary of Significant Accounting Policies". At the Acquisition Date, the fair value of Non-PCD loans was $6.7 billion, compared to the unpaid principal balance of $7.1 billion.

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

The Company assumed $150.0 million in aggregate subordinated notes due September 2031. The subordinated notes had a fixed interest rate of 2.75% until September 2026, at which time the interest rate will reset quarterly. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the material changes in the results of operations and changes in financial condition of the Company for the three and nine months ended September 30, 2026. It should be read in conjunction with the accompanying Consolidated Financial Statements, Notes to Consolidated Financial Statements and other financial information appearing elsewhere in this Form 10-Q and the Form 10-K. Results of operations for the periods included in this review are not necessarily indicative of results to be attained during any future period.

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

Overview

On January 31, 2025, UMBF completed its acquisition of Heartland Financial, USA, Inc. (HTLF). The acquisition added assets with a fair value of approximately $16.1 billion, $9.7 billion of loans, net of the allowance for credit losses, and $14.3 billion of deposits. The combined company retains its #1 deposit market share in Missouri and now ranks in the top 10 in Colorado, New Mexico, Kansas, and Arizona.

The Company focuses on the following four core financial objectives. Management believes these objectives will guide its efforts to achieve its vision, to deliver the Unparalleled Customer Experience, all while seeking to improve net income and strengthen the balance sheet while undertaking prudent risk management.

The first financial objective is to continuously improve operating efficiencies. The Company has focused on identifying efficiencies that simplify its organizational and reporting structures, streamline back-office functions, and take advantage of synergies and newer technologies among various platforms and distribution networks. The Company has identified and expects to continue identifying ongoing efficiencies through the normal course of business that, when combined with increased revenue, will contribute to improved operating leverage. During the third quarter of 2026, total revenue increased $94.0 million, or 13.9%, as compared to the third quarter of 2025, while noninterest expense decreased $19.8 million, or 4.7%, for the same period. Included in noninterest expense for the third quarter of 2025 is $35.6 million in acquisition-related expense compared to $0.1 million in the third quarter of 2026. Revenue is also impacted by accretion and amortization of the fair value adjustments discussed in Note 13, “Acquisition” above. As part of the initiative to improve operating efficiencies, the Company continues to invest in technological advances that it believes will help management drive operating leverage in the future through improved data analysis and automation. The Company also continues to evaluate core systems and will invest in enhancements that it believes will yield operating efficiencies.

The second financial objective is to increase net interest income through profitable loan and deposit growth and the optimization of the balance sheet. During the third quarter of 2026, the Company had an increase in net interest income of $65.0 million, or 13.7%, from the same period in 2025. The change in net interest income was primarily driven by increases of $4.6 billion, or 12.4%, in average loans and $722.9 million, or 3.8%, in average securities, as well as favorable repricing of deposits in conjunction with lower short-term interest rates. These increases were partially offset by a decrease of $3.1 billion, or 49.0%, in average interest-bearing due from banks and $7.5 million in lower purchase accounting accretion income. The funding for these assets was driven by an increase in average interest-bearing deposits of 3.5%, compared to the third quarter of 2025. Net interest margin, on a tax-equivalent basis, increased 28 basis points compared to the same period in 2025, primarily driven by favorable repricing of deposits in conjunction with lower short-term interest rates. Net interest spread increased 39 basis points during the same period. The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy, as well as uncertainty about the impacts of the conflict in Iran and tariffs. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

The third financial objective is to grow the Company’s revenue from noninterest sources. The Company seeks to grow noninterest revenues throughout all economic and interest rate cycles, while positioning itself to benefit in periods of economic growth. Noninterest income increased $29.1 million, or 14.3%, to $232.4 million for the three months ended September 30, 2026, compared to the same period in 2025. See greater detail below under Noninterest Income. The Company continues to emphasize its asset management, brokerage, bankcard services, healthcare services, and treasury management businesses. For the three months ended September 30, 2026, noninterest income represented 30.1% of total revenue, compared to 30.0% for the same period in 2025. The recent economic changes have impacted fee income, especially those with assets tied to market values and interest rates.

The fourth financial objective is effective capital management. The Company places a significant emphasis on maintaining a strong capital position, which management believes promotes investor confidence, provides access to funding sources under favorable terms, and enhances the Company’s ability to capitalize on business growth and acquisition opportunities. The Company continues to maximize shareholder value through a mix of reinvesting in organic growth, evaluating acquisition opportunities that complement the Company’s strategies, increasing dividends over time, and appropriately utilizing a share repurchase program. At September 30, 2026, the Company had $7.9 billion in total shareholders’ equity. This is an increase of $408.9 million, or 5.5%, compared to total shareholders’ equity at September 30, 2025. At September 30, 2026, the Company had a total risk-based capital ratio of 13.52%. The Company did not repurchase shares of common stock during the third quarter of 2026, other than shares acquired pursuant to the Company's share-based incentive programs.

On October 27, 2026, the Company announced that it entered into a merger agreement with El Dorado Savings Bank, F.S.B. (“El Dorado”) headquartered in Placerville, CA, under which the Company will acquire El Dorado in a 52% cash, 48% stock transaction valued at approximately $506 million. As of September 30, 2026, El Dorado has $2.4 billion in assets, $2.1 billion in total deposits, and $0.5 billion in total loans. The merger has been approved by the board of directors of each company and will close subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of El Dorado.

Earnings Summary

The following is a summary regarding the Company’s earnings for the third quarter of 2026. The changes identified in the summary are explained in greater detail below. The Company recorded net income available to common shareholders of $272.3 million for the three-month period ended September 30, 2026, compared to net income available to common shareholders of $180.4 million for the same period a year earlier. Basic earnings per common share for the third quarter of 2026 were $3.58 per share ($3.56 per share fully-diluted) compared to $2.38 per common share ($2.36 per share fully-diluted) for the third quarter of 2025. Return on average assets and return on average common shareholders’ equity for the three-month period ended September 30, 2026 were 1.53% and 13.83%, respectively, compared to 1.04% and 10.14%, respectively, for the three-month period ended September 30, 2025.

The Company recorded net income available to common shareholders of $799.7 million for the nine-month period ended September 30, 2026, compared to net income available to common shareholders of $475.1 million for the same period a year earlier. Basic earnings per common share for the nine-month period ended September 30, 2026 were $10.52 per share ($10.46 per share fully-diluted) compared to $6.57 per share ($6.53 per share fully-diluted) for the same period in 2025. Return on average assets and return on average common shareholders’ equity for the nine-month period ended September 30, 2026 were 1.52% and 13.90%, respectively, compared to 0.98% and 9.84%, respectively, for the nine-month period ended September 30, 2025.

Net interest income for the three and nine-month periods ended September 30, 2026 increased $65.0 million, or 13.7%, and increased $267.2 million, or 19.9%, respectively, compared to the same periods in 2025. For the three-month period ended September 30, 2026, average earning assets increased by $2.5 billion, or 4.0%, and for the nine-month period ended September 30, 2026, they increased by $5.3 billion, or 8.9%, compared to the same periods in 2025. Net interest margin, on a tax-equivalent basis, increased to 3.32% and 3.34%, respectively, for the three and nine-month periods ended September 30, 2026, compared to 3.04% and 3.04%, respectively, for the same periods in 2025.

The provision for credit losses increased by $8.5 million for the three-month period ended September 30, 2026 and decreased by $43.5 million for the nine-month period ended September 30, 2026, as compared to the same periods in 2025. Provision expense for the nine-month period in 2025 included $62.0 million to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the transaction. See Note 13, “Acquisition” above. The remainder of the increase in provision was driven by loan growth, general portfolio trends, and ongoing recalibrations of econometric loss models in the current period as compared to the prior periods. The Company’s nonperforming loans decreased $14.1 million to $117.9 million at September 30, 2026, compared to September 30, 2025. The ACL on loans as a percentage of total loans decreased to 1.06% as of September 30, 2026, compared to 1.07% at September 30, 2025. For a description of the Company’s methodology for computing the ACL, please see the summary discussion in the “Provision and Allowance for Credit Losses” section included below.

Noninterest income increased by $29.1 million, or 14.3%, for the three-month period ended September 30, 2026, and increased by $91.0 million, or 15.4%, for the nine-month period ended September 30, 2026, compared to the same periods in 2025. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense decreased by $19.8 million, or 4.7%, for the three-month period ended September 30, 2026, and decreased by $17.3 million, or 1.4%, for the nine-month period ended September 30, 2026, compared to the same periods in 2025. These changes are discussed in greater detail below under Noninterest Expense.

Net Interest Income

Net interest income is a significant source of the Company’s earnings and represents the amount by which interest income on earning assets exceeds the interest expense paid on liabilities. The volume of interest-earning assets and the related funding sources, the overall mix of these assets and liabilities, and the rates paid on each affect net interest income. Net interest income for the three and nine-month periods ended September 30, 2026 increased $65.0 million, or 13.7%, and increased $267.2 million, or 19.9%, compared to the same periods in 2025. The change in net interest income was primarily driven by favorable repricing of deposits in conjunction with lower short-term interest rates, and increases in average loans and average securities. These increases were partially offset by decreases in average interest-bearing due from banks and purchase accounting accretion income.

Table 1 shows the impact of earning asset rate changes compared to changes in the cost of interest-bearing liabilities. As illustrated in this table, net interest spread for the three months ended September 30, 2026 increased 39 basis points as compared to the same period in 2025. Net interest margin for the three months ended September 30, 2026 increased 28 basis points compared to the same period in 2025. Net interest spread for the nine-month period ended September 30, 2026 increased by 43 basis points as compared to the same period in 2025. Net interest margin for the nine-month period ended September 30, 2026 increased by 30 basis points compared to the same period in 2025. The change is driven by favorable repricing of deposits in conjunction with lower short-term interest rates. The cost of interest-bearing liabilities decreased 51 basis points from the third quarter of 2025 while the yield on earning assets decreased 12 basis points compared to the same period. The cost of interest-bearing liabilities decreased 54 basis points for the nine-month period ended September 30, 2026 as compared to the same period in 2025 while the yield on earning assets decreased 11 basis points compared to the same period. Earning asset balance increases have been primarily driven by higher average loans and increased securities balances, partially offset by decreased interest-bearing due from banks balances. These variances have led to an increase in the Company’s net interest income during 2026, as compared to results for the same periods in 2025. The Company expects to see continued volatility in the economic markets and governmental responses to changes in the economy. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year. For the impact of the contribution from free funds, see the Analysis of Net Interest Margin within Table 2 below. Table 2 also illustrates how the changes in volume and interest rates have resulted in an increase in net interest income.

Table 1

AVERAGE BALANCE SHEETS/YIELDS AND RATES (tax-equivalent basis) (unaudited, dollars in thousands)

The following table presents, for the periods indicated, the average earning assets and resulting yields, as well as the average interest-bearing liabilities and resulting yields, expressed in both dollars and rates. All average balances are daily average balances. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.41% for the three-month period ended September 30, 2026, and 5.53% for the same period in 2025. The average yield on earning assets without the tax-equivalent basis adjustment would have been 5.39% for the nine-month period ended September 30, 2026, and 5.49% for the same period in 2025.

	Three Months Ended September 30,
	2026		2025
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$41,749,588	6.36%	$37,138,511	6.72%
Securities:
Taxable	15,340,425	3.84	14,798,834	3.70
Tax-exempt	4,369,928	4.07	4,207,894	3.89
Total securities	19,710,353	3.89	19,006,728	3.75
Federal funds and resell agreements	978,399	4.45	727,473	5.11
Interest-bearing due from banks	3,172,756	3.71	6,223,615	4.40
Other earning assets	31,366	6.72	12,098	10.72
Total earning assets	65,642,462	5.46	63,108,425	5.58
Allowance for credit losses	(438,567)		(388,761)
Other assets	5,610,758		5,775,638
Total assets	$70,814,653		$68,495,302
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$44,401,744	2.84%	$42,904,766	3.36%
Federal funds and repurchase agreements	3,096,558	3.33	2,863,481	3.97
Borrowed funds	448,907	9.85	627,827	7.80
Total interest-bearing liabilities	47,947,209	2.94	46,396,074	3.45
Noninterest-bearing demand deposits	13,819,642		13,858,827
Other liabilities	957,438		879,659
Shareholders' equity	8,090,364		7,360,742
Total liabilities and shareholders' equity	$70,814,653		$68,495,302
Net interest spread		2.52%		2.13%
Net interest margin		3.32		3.04

	Nine Months Ended September 30,
	2026		2025
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate
ASSETS
Loans, net of unearned interest	$40,594,251	6.41%	$35,302,675	6.70%
Securities:
Taxable	15,523,910	3.79	13,312,899	3.60
Tax-exempt	4,353,801	4.05	4,201,302	3.82
Total securities	19,877,711	3.85	17,514,201	3.65
Federal funds and resell agreements	1,181,976	4.33	656,637	5.10
Interest-bearing due from banks	3,688,901	3.68	6,562,011	4.44
Other earning assets	25,203	6.47	16,519	8.00
Total earning assets	65,368,042	5.44	60,052,043	5.55
Allowance for credit losses	(425,183)		(359,267)
Other assets	5,614,390		5,449,485
Total assets	$70,557,249		$65,142,261
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits	$43,255,400	2.81%	$40,357,901	3.34%
Federal funds and repurchase agreements	3,408,806	3.32	2,775,160	3.94
Borrowed funds	467,563	9.36	618,153	7.88
Total interest-bearing liabilities	47,131,769	2.91	43,751,214	3.45
Noninterest-bearing demand deposits	14,540,507		13,898,325
Other liabilities	904,745		856,522
Shareholders' equity	7,980,228		6,636,200
Total liabilities and shareholders' equity	$70,557,249		$65,142,261
Net interest spread		2.53%		2.10%
Net interest margin		3.34		3.04

Table 2 presents the dollar amount of change in net interest income and margin due to volume and rate. Table 2 also reflects the effect that interest-free funds have on net interest margin. The average balance of interest-free funds (total earning assets less interest-bearing liabilities) increased $1.0 billion and $1.9 billion for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The benefit from interest-free funds decreased 11 basis points and 13 basis points in the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025.

Table 2

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND MARGIN (unaudited, dollars in thousands)

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Three Months Ended			Nine Months Ended
	September 30, 2026 vs. 2025			September 30, 2026 vs. 2025
	Volume	Rate	Total	Volume	Rate	Total
Change in interest earned on:
Loans	$75,222	$(34,609)	$40,613	$256,345	$(78,477)	$177,868
Securities:
Taxable	5,149	5,031	10,180	61,952	19,587	81,539
Tax-exempt	1,441	1,720	3,161	3,645	6,164	9,809
Federal funds sold and resell agreements	2,929	(1,310)	1,619	17,502	(4,246)	13,256
Interest-bearing due from banks	(29,799)	(9,488)	(39,287)	(83,643)	(32,651)	(116,294)
Trading	369	(157)	212	457	(211)	246
Interest income	55,311	(38,813)	16,498	256,258	(89,834)	166,424
Change in interest incurred on:
Interest-bearing deposits	12,302	(56,959)	(44,657)	68,886	(168,802)	(99,916)
Federal funds purchased and repurchase agreements	2,205	(4,820)	(2,615)	16,944	(14,121)	2,823
Other borrowed funds	(3,998)	2,805	(1,193)	(9,814)	6,140	(3,674)
Interest expense	10,509	(58,974)	(48,465)	76,016	(176,783)	(100,767)
Net interest income	$44,802	$20,161	$64,963	$180,242	$86,949	$267,191

ANALYSIS OF NET INTEREST MARGIN

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Average earning assets	$65,642,462	$63,108,425	$2,534,037	$65,368,042	$60,052,043	$5,315,999
Interest-bearing liabilities	47,947,209	46,396,074	1,551,135	47,131,769	43,751,214	3,380,555
Interest-free funds	$17,695,253	$16,712,351	$982,902	$18,236,273	$16,300,829	$1,935,444
Free funds ratio (interest-free funds to average earning assets)	26.96%	26.48%	0.48%	27.90%	27.14%	0.76%
Tax-equivalent yield on earning assets	5.46	5.58	(0.12)	5.44	5.55	(0.11)
Cost of interest-bearing liabilities	2.94	3.45	(0.51)	2.91	3.45	(0.54)
Net interest spread	2.52	2.13	0.39	2.53	2.10	0.43
Benefit of interest-free funds	0.80	0.91	(0.11)	0.81	0.94	(0.13)
Net interest margin	3.32%	3.04%	0.28%	3.34%	3.04%	0.30%

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

The end result of this process is a recorded consolidated ACL that represents management’s best estimate of the total expected losses included in the loan portfolio, held-to-maturity securities, and credit deterioration in available-for-sale securities.

Based on the factors above, management of the Company recorded $31.0 million as provision for credit losses for the three-month period ended September 30, 2026, as compared to $22.5 million for the same period in 2025. For the nine-month period ended September 30, 2026, management of the Company recorded $86.0 million as provision for credit losses, as compared to $129.5 million for the same period in 2025. As noted above, $62.0 million was recorded to establish an allowance for credit losses on the acquired loans designated as non-PCD loans at the close of the HTLF acquisition in the first quarter of 2025. See Note 13, “Acquisition” above. The increase in the three-month period and the remaining $18.5 million increase in provision in the nine-month period is the result of applying the methodology for computing the ACL, coupled with the impacts of the current and forecasted economic environment. As illustrated in Table 3 below, the ACL was 1.06% of total loans as of September 30, 2026, compared to 1.07% as of September 30, 2025.

Table 3 presents a summary of the Company’s ACL for the nine-month periods ended September 30, 2026 and 2025, and for the year ended December 31, 2025. Net charge-offs were $48.8 million for the nine-month period ended September 30, 2026, compared to $69.7 million for the same period in 2025. See “Credit Risk Management” under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report for information relating to nonaccrual loans, past due loans, restructured loans and other credit risk matters.

Table 3

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES (unaudited, dollars in thousands)

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2026	2025	2025
Allowance – January 1	$421,162	$261,734	$261,734
PCD allowance for credit loss at acquisition	—	85,299	85,299
Provision for credit losses	84,000	129,500	156,500
Charge-offs:
Commercial and industrial	(16,519)	(38,035)	(44,645)
Specialty lending	—	—	—
Commercial real estate	(16,592)	(11,074)	(11,792)
Consumer real estate	(1,433)	(2,050)	(2,041)
Consumer	(3,259)	(2,253)	(3,538)
Credit cards	(17,615)	(20,020)	(25,676)
Leases and other	(17)	(7)	(27)
Total charge-offs	(55,435)	(73,439)	(87,719)
Recoveries:
Commercial and industrial	2,010	254	507
Specialty lending	—	—	—
Commercial real estate	29	184	196
Consumer real estate	279	238	275
Consumer	711	420	845
Credit cards	3,593	2,620	3,519
Leases and other	20	6	6
Total recoveries	6,642	3,722	5,348
Net charge-offs	(48,793)	(69,717)	(82,371)
Allowance for credit losses – end of period	$456,369	$406,816	$421,162
Allowance for credit losses on loans	$452,414	$404,971	$419,478
Allowance for credit losses on held-to-maturity securities	3,955	1,845	1,684
Loans at end of period, net of unearned interest	42,530,123	37,706,507	38,779,408
Held-to-maturity securities at end of period	5,706,307	5,654,232	5,724,227
Total assets at amortized cost	48,236,430	43,360,739	44,503,635
Average loans, net of unearned interest	40,590,247	35,299,314	36,065,953
Allowance for credit losses on loans to loans at end of period	1.06%	1.07%	1.08%
Allowance for credit losses – end of period to total assets at amortized cost	0.95%	0.94%	0.95%
Allowance as a multiple of net charge-offs	7.00x	4.36x	5.11x
Net charge-offs to average loans	0.16%	0.26%	0.23%

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

Table 4

SUMMARY OF NONINTEREST INCOME (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Trust and securities processing	$104,033	$87,926	$16,107	18.3%
Trading and investment banking	5,269	7,026	(1,757)	(25.0)
Service charges on deposits	31,460	29,150	2,310	7.9
Insurance fees and commissions	148	307	(159)	(51.8)
Brokerage fees	24,181	20,470	3,711	18.1
Bankcard fees	29,453	29,561	(108)	(0.4)
Investment securities gains (losses), net	11,009	(4,093)	15,102	369.0
Other	26,830	32,951	(6,121)	(18.6)
Total noninterest income	$232,383	$203,298	$29,085	14.3%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Trust and securities processing	$296,995	$250,970	$46,025	18.3%
Trading and investment banking	18,323	19,107	(784)	(4.1)
Service charges on deposits	90,522	85,472	5,050	5.9
Insurance fees and commissions	610	674	(64)	(9.5)
Brokerage fees	70,670	59,097	11,573	19.6
Bankcard fees	88,285	84,872	3,413	4.0
Investment securities gains, net	41,142	28,810	12,332	42.8
Other	76,134	62,679	13,455	21.5
Total noninterest income	$682,681	$591,681	$91,000	15.4%

Noninterest income increased by $29.1 million, or 14.3%, during the three-month period ended September 30, 2026, and increased $91.0 million, or 15.4%, during the nine-month period ended September 30, 2026, compared to the same periods in 2025. Table 4 above summarizes the components of noninterest income and the respective year-over-year comparison for each category.

Trust and securities processing income consists of fees earned on personal and corporate trust accounts, custody of securities services, trust investments and wealth management services, mutual fund assets, and alternative asset servicing. The increase in these fees for the three and nine-month periods ended September 30, 2026, compared to the same periods in 2025, was primarily due to an increase in fund services revenue, corporate trust revenue, and trust services revenue. For the three-month period ended September 30, 2026, fund services revenue increased $12.0 million, or 25.5%, corporate trust revenue increased $2.9 million, or 15.0%, and trust services income increased $1.2 million, or 5.5%, compared to the same period in 2025. For the nine-month period ended September 30, 2026, fund services revenue increased $30.0 million, or 22.1%, corporate trust revenue increased $10.2 million, or 18.6%, and trust services revenue increased $5.8 million, or 9.6%, compared to the same period in 2025. The recent volatile markets have impacted the income in this category. Since trust and securities processing fees are primarily asset-based, which are highly correlated to the change in market value of the assets, the related income for the remainder of the year will be affected by changes in the securities markets. Management continues to emphasize sales of services to both new and existing clients as well as increasing and improving the distribution channels.

Service charges on deposit accounts for the three-month period ended September 30, 2026 increased $2.3 million, or 7.9%, and increased $5.1 million, or 5.9%, for the nine-month period ended September 30, 2026, compared to the same periods in 2025. The changes in the three-month and nine-month periods were driven by corporate service charges.

Brokerage fees for the three-month period ended September 30, 2026 increased $3.7 million, or 18.1%, and increased $11.6 million, or 19.6%, for the nine-month period ended September 30, 2026, compared to the same periods in 2025. The changes in the three-month and nine-month periods were driven by increased 12b-1 fees and money market share revenue.

Investment securities gains, net for the three and nine-month periods ended September 30, 2026 increased $15.1 million, or 369.0%, and increased $12.3 million, or 42.8%, respectively, compared to the same periods in 2025. The increase for the three-month period ended September 30, 2026, was primarily driven by increases of $7.2 million in valuation of the Company’s securities without readily determinable fair value, as well as $7.1 million in net losses on the Company’s securities with readily determinable fair value during the third quarter of 2025. The increase for the nine-month period ended September 30, 2026 was driven by a $17.9 million gain on the sale of a security without readily determinable fair value and increases of $16.4 million in valuation of the Company’s securities without readily determinable fair value, both during 2026, offset by $20.9 million in net gains on the Company’s investment in Voyager Technologies, Inc. in 2025, which completed its initial public offering in June 2025. The income in this category is highly correlated to the change in market value of the assets, and the related income for the remainder of the year will be affected by changes in the securities markets. The Company’s investment portfolio is continually evaluated for opportunities to improve its performance and risk profile relative to market conditions and the Company’s interest rate expectations. This can result in differences from quarter to quarter in the amount of realized gains or losses on this portfolio.

Other noninterest income for the three-month period ended September 30, 2026, decreased $6.1 million, or 18.6%, compared to the same period in 2025, primarily driven by a $5.5 million decrease in company-owned life insurance income and a $2.0 million decrease in bank-owned life insurance income, partially offset by an increase of $1.3 million in syndication income. For the nine-month period, other noninterest income increased $13.5 million, or 21.5%, compared to the same period in 2025. This increase is driven by increases of $3.1 million in syndication income, $2.7 million in derivative income, $2.2 million in bank-owned life insurance income, and $2.1 million in company-owned life insurance income.

Table 5

SUMMARY OF NONINTEREST EXPENSE (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Salaries and employee benefits	$221,240	$220,329	$911	0.4%
Occupancy, net	21,210	19,149	2,061	10.8
Equipment	14,052	16,563	(2,511)	(15.2)
Supplies and services	7,685	10,492	(2,807)	(26.8)
Marketing and business development	15,286	11,094	4,192	37.8
Processing fees	44,256	45,008	(752)	(1.7)
Legal and consulting	14,882	21,616	(6,734)	(31.2)
Bankcard	11,426	11,775	(349)	(3.0)
Amortization of other intangible assets	23,243	25,317	(2,074)	(8.2)
Regulatory fees	8,918	8,091	827	10.2
Other	17,259	29,851	(12,592)	(42.2)
Total noninterest expense	$399,457	$419,285	$(19,828)	(4.7)%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Salaries and employee benefits	$668,083	$655,278	$12,805	2.0%
Occupancy, net	59,562	53,789	5,773	10.7
Equipment	41,314	49,937	(8,623)	(17.3)
Supplies and services	18,793	21,660	(2,867)	(13.2)
Marketing and business development	42,994	30,436	12,558	41.3
Processing fees	129,388	129,496	(108)	(0.1)
Legal and consulting	38,384	68,690	(30,306)	(44.1)
Bankcard	35,140	36,933	(1,793)	(4.9)
Amortization of other intangible assets	70,163	68,067	2,096	3.1
Regulatory fees	26,285	25,587	698	2.7
Other	49,867	57,367	(7,500)	(13.1)
Total noninterest expense	$1,179,973	$1,197,240	$(17,267)	(1.4)%

Noninterest expense decreased $19.8 million, or 4.7%, and decreased $17.3 million, or 1.4%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. Table 5 above summarizes the components of noninterest expense and the respective year-over-year comparison for each category. For the first nine months of 2026, noninterest expense included $6.1 million in total acquisition-related and other nonrecurring costs, compared to $102.3 million in the same period in 2025.

Salaries and employee benefits increased by $0.9 million, or 0.4%, and increased $12.8 million, or 2.0%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. Salaries and wages expense increased $3.0 million, or 2.4%, and increased $17.5 million, or 4.8%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The increases in salaries and wages are due to higher employee salaries. Bonus and commission expense increased $2.8 million, or 5.3%, and decreased $18.4 million, or 10.2%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in bonus and commission expense for the three-month period is due to higher company performance, while the decrease for the nine-month period is primarily related to severance, retention bonuses, and change in control payments made to HTLF associates in 2025. Employee benefits expense decreased $4.9 million, or 12.5%, and increased $13.7 million, or 12.4%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in employee benefits for the three-month period is primarily driven by a decrease in deferred compensation expense, while the increase for the nine-month period is due to higher medical insurance expense.

Occupancy expense increased $2.1 million, or 10.8%, and $5.8 million, or 10.7%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to increased depreciation expense related to assets acquired from the HTLF acquisition and increased building repair expense.

Equipment expense decreased $2.5 million, or 15.2%, and $8.6 million, or 17.3%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower software maintenance and amortization expense.

Supplies and services expense decreased $2.8 million, or 26.8%, and $2.9 million, or 13.2%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to printing and mailing of conversion notices to legacy HTLF customers during the third quarter of 2025.

Marketing and business development expense increased $4.2 million, or 37.8%, and $12.6 million, or 41.3%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to the timing of various advertising campaigns and increased travel and entertainment expense.

Legal and consulting expense decreased $6.7 million, or 31.2%, and $30.3 million, or 44.1%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in both periods is primarily due to decreases in non-recurring transaction costs associated with the HTLF acquisition in 2025.

Amortization of other intangible assets decreased $2.1 million, or 8.2%, and increased $2.1 million, or 3.1%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in the three-month period ended September 30, 2026 is primarily due to a decrease of amortization related to the core deposit intangible recognized from the HTLF acquisition. The increase in the nine-month period ended September 30, 2026 is related to the timing of the HTLF acquisition in the first quarter of 2025.

Other expense decreased $12.6 million, or 42.2%, and $7.5 million, or 13.1%, for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in both periods is primarily due to decreases in non-recurring transaction costs associated with the HTLF acquisition in 2025.

Income Tax Expense

The Company’s effective tax rate was 20.2% for the nine months ended September 30, 2026, compared to 19.4% for the same period in 2025. The increase in the effective tax rate in 2026 is mainly due to more favorable discrete tax items in 2025, including a benefit from remeasuring deferred tax assets after the HTLF acquisition increased the state marginal tax rate. Additionally, a smaller proportion of pre-tax income in 2026 was earned from tax-exempt municipal securities.

Strategic Lines of Business

The Company has strategically aligned its operations into the following three reportable Business Segments: Commercial Banking, Institutional Banking, and Personal Banking. The Company’s senior executive officers regularly evaluate Business Segment financial results produced by the Company’s internal reporting system in deciding how to allocate resources and assess performance for individual Business Segments. For comparability purposes, amounts in all periods are based on methodologies in effect at September 30, 2026. Previously reported results have been reclassified in this Form 10-Q to conform to the Company’s current organizational structure.

Table 6

Commercial Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$375,919	$331,555	$44,364	13.4%
Provision for credit losses	27,946	19,465	8,481	43.6
Noninterest income	51,395	56,089	(4,694)	(8.4)
Noninterest expense	170,606	187,031	(16,425)	(8.8)
Income before taxes	228,762	181,148	47,614	26.3
Income tax expense	42,715	36,940	5,775	15.6
Net income	$186,047	$144,208	$41,839	29.0%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$1,103,836	$928,091	$175,745	18.9%
Provision for credit losses	76,456	104,550	(28,094)	(26.9)
Noninterest income	149,623	136,527	13,096	9.6
Noninterest expense	505,311	530,691	(25,380)	(4.8)
Income before taxes	671,692	429,377	242,315	56.4
Income tax expense	135,513	83,513	52,000	62.3
Net income	$536,179	$345,864	$190,315	55.0%

For the nine-month period ended September 30, 2026, Commercial Banking net income increased $190.3 million, or 55.0%, to $536.2 million, compared to the same period in 2025. Net interest income increased $175.7 million, or 18.9%, for the nine-month period ended September 30, 2026, compared to the same period in 2025, primarily driven by organic loan growth, an additional month of activity from the acquisition of HTLF, and earning asset mix changes. Provision for credit losses decreased $28.1 million for the period, driven by the acquisition of HTLF as well as portfolio metric changes and ongoing recalibrations of economic loss models in 2026 as compared to 2025. Noninterest income increased $13.1 million, or 9.6%, compared to the same period in 2025, primarily due to increases of $6.6 million in other income driven by increased syndication income, derivative income, and life insurance income, coupled with increases of $3.6 million in deposit service charges and $2.4 million in bankcard fees. Noninterest expense decreased $25.4 million, or 4.8%, to $505.3 million for the nine-month period ended September 30, 2026, compared to the same period in 2025. This decrease was driven by a decrease of $42.6 million in technology, service, and overhead expenses, partially offset by increases of $5.8 million in marketing and business development, $5.8 million in other noninterest expense driven by operational losses and expense on other real estate owned, and $5.3 million in salaries and employee benefits.

Table 7

Institutional Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$73,716	$60,997	$12,719	20.9%
Provision for credit losses	575	460	115	25.0
Noninterest income	133,279	115,379	17,900	15.5
Noninterest expense	122,672	110,613	12,059	10.9
Income before taxes	83,748	65,303	18,445	28.2
Income tax expense	15,637	13,317	2,320	17.4
Net income	$68,111	$51,986	$16,125	31.0%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$230,053	$188,487	$41,566	22.1%
Provision for credit losses	1,700	1,325	375	28.3
Noninterest income	384,298	327,171	57,127	17.5
Noninterest expense	358,130	323,015	35,115	10.9
Income before taxes	254,521	191,318	63,203	33.0
Income tax expense	51,349	37,211	14,138	38.0
Net income	$203,172	$154,107	$49,065	31.8%

For the nine-month period ended September 30, 2026, Institutional Banking net income increased $49.1 million, or 31.8%, to $203.2 million, compared to the same period in 2025. Net interest income increased $41.6 million, or 22.1%, compared to the same period in 2025, due to an increase in funds transfer pricing resulting from higher deposit balances. Provision for credit losses increased $0.4 million for the period, driven by portfolio metric changes and ongoing recalibrations of economic loss models in 2026 compared to 2025. Noninterest income increased $57.1 million, or 17.5%, to $384.3 million for the nine-month period ended September 30, 2026, compared to the same period in 2025. This increase was due to increases of $40.3 million in trust and securities processing income driven by higher fund services and corporate trust revenue, $12.1 million in brokerage income due to increased 12b-1 and money market revenue, $3.2 million in other income due to increased foreign currency valuation changes and reverse repurchase commitment fees, and $1.4 million in bankcard fees. Noninterest expense increased $35.1 million, or 10.9%, primarily driven by increases of $15.6 million in salaries and employee benefits expense, $11.9 million in technology, service, and overhead expense, $2.8 million in processing fees driven by software subscription fees, $1.7 million in marketing and business development, $1.4 million in legal and consulting expense, and $1.3 million in other noninterest expense driven by operational losses.

Table 8

Personal Banking Operating Results (unaudited, dollars in thousands)

	Three Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$90,370	$82,490	$7,880	9.6%
Provision for credit losses	2,479	2,575	(96)	(3.7)
Noninterest income	47,709	31,830	15,879	49.9
Noninterest expense	106,179	121,641	(15,462)	(12.7)
Income (loss) before taxes	29,421	(9,896)	39,317	397.3
Income tax expense (benefit)	5,494	(2,018)	7,512	372.2
Net income (loss)	$23,927	$(7,878)	$31,805	403.7%

	Nine Months Ended		Dollar	Percent
	September 30,		Change	Change
	2026	2025	26-25	26-25
Net interest income	$273,007	$223,127	$49,880	22.4%
Provision for credit losses	7,844	23,625	(15,781)	(66.8)
Noninterest income	148,760	127,983	20,777	16.2
Noninterest expense	316,532	343,534	(27,002)	(7.9)
Income (loss) before taxes	97,391	(16,049)	113,440	706.8
Income tax expense (benefit)	19,649	(3,121)	22,770	729.6
Net income (loss)	$77,742	$(12,928)	$90,670	701.3%

For the nine-month period ended September 30, 2026, Personal Banking net income improved $90.7 million, or 701.3%, to net income of $77.7 million, as compared to a net loss of $12.9 million in the same period in 2025. Net interest income increased $49.9 million, or 22.4%, compared to the same period in 2025 driven by organic loan growth, an additional month of activity from the acquisition of HTLF, and earning asset mix changes. Provision for credit losses decreased $15.8 million for the period, driven by the acquisition of HTLF as well as by portfolio metric changes and ongoing recalibrations of economic loss models in 2026 as compared to 2025. Noninterest income increased $20.8 million, or 16.2%, for the same period, primarily driven by increases of $14.5 million in investment securities gains, $5.1 million in trust and securities processing income, and $0.6 million in other income driven by increased life insurance income. Noninterest expense decreased $27.0 million, or 7.9%, primarily due to decreases of $26.6 million in technology, service, and overhead expenses, $2.4 million in bankcard expenses, $2.2 million in other noninterest expense driven by reduced charitable contributions, and $2.1 million in supplies and services expenses, partially offset by increases of $4.2 million in marketing and business development and $2.5 million in salaries and employee benefits expense.

Balance Sheet Analysis

Total assets of the Company decreased $356.0 million, or 0.5%, as of September 30, 2026, compared to December 31, 2025, primarily due to decreases of $2.6 billion, or 38.1%, and $239.9 million, or 25.2%, in interest-bearing due from banks and cash and due from banks, respectively, coupled with decreases of $700.8 million, or 5.1%, in securities available for sale and $596.9 million, or 38.6%, in securities purchased under agreements to resell. These decreases were partially offset by an increase of $3.8 billion, or 9.7%, in loan balances.

Total assets of the Company increased $856.9 million, or 1.2%, as of September 30, 2026, compared to September 30, 2025, primarily due to increases of $4.8 billion, or 12.8%, in loan balances and $186.1 million, or 24.3%, in securities purchased under agreements to resell, partially offset by decreases of $3.6 billion, or 45.6%, in interest-bearing due from banks, $370.0 million, or 2.8%, in securities available for sale, and $360.3 million, or 33.6%, in cash and due from banks balances.

Table 9

SELECTED FINANCIAL INFORMATION (unaudited, dollars in thousands)

	September 30,		December 31,
	2026	2025	2025
Total assets	$72,738,046	$71,881,181	$73,094,090
Loans, net of unearned interest	42,533,399	37,709,677	38,781,438
Total securities	19,514,688	19,787,898	20,131,999
Interest-bearing due from banks	4,296,685	7,892,392	6,940,535
Total earning assets	67,298,622	66,155,080	67,402,065
Total deposits	60,169,345	60,135,843	60,656,790
Total borrowed funds	3,570,422	3,309,928	3,799,167

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

Actual loan balances totaled $42.5 billion as of September 30, 2026, and increased $3.8 billion, or 9.7%, compared to December 31, 2025, and increased $4.8 billion, or 12.8%, compared to September 30, 2025. Compared to December 31, 2025, commercial and industrial loans increased $3.0 billion, or 18.3%, leases and other loans increased $228.2 million, or 95.7%, specialty lending increased $211.6 million, or 40.8%, and commercial real estate loans increased $210.8 million, or 1.3%. Compared to September 30, 2025, commercial and industrial loans increased $4.1 billion, or 26.7%, leases and other loans increased $358.5 million, or 331.6%, and consumer real estate loans increased $198.9 million, or 4.6%.

As of September 30, 2026 and December 31, 2025, commercial real estate loans comprised approximately 39.0% and 42.2%, respectively, of the Company's loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than consumer real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption and the evolution of various remote work options, which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Due to these risks, the Company is actively monitoring its exposure to commercial real estate.

Generally, these loans are made for investment and real estate development or working capital and business expansion purposes and are primarily secured by real estate with a maximum loan-to-value of 80%. Most of these properties are non-owner occupied and have guarantees as additional security. The Company’s investment CRE portfolio (which includes non-owner occupied and construction loans) totaled 24.7% and 27.5% of total Company loans as of September 30, 2026 and December 31, 2025, respectively. The average investment CRE loan was approximately $4.0 million and $3.6 million, as of September 30, 2026 and December 31, 2025, respectively.

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

Table 10

	Investment CRE loans by industry as a percentage of total Company Loans
	September 30, 2026	December 31, 2025
Industrial	7.0%	8.1%
Multifamily	6.6	6.7
Office building	2.8	3.6
Retail	2.1	2.3
Hotel	1.9	2.0
Other	4.3	4.8
Total Investment CRE	24.7%	27.5%

The following table presents the Company’s investment CRE (which includes non-owner occupied and construction loans) by state. The table separately discloses all states that represent at least 5.0% of the Company’s investment CRE portfolio as of either period presented, while the remainder are included in “All Others.”

Table 11

	Investment CRE loans by State
	September 30, 2026	December 31, 2025
Colorado	12.9%	11.7%
Arizona	12.5	12.2
Texas	12.0	12.0
Missouri	12.0	12.5
Utah	5.4	4.9
California	5.2	5.1
All others	40.0	41.6
Total Investment CRE	100.0%	100.0%

Nonaccrual, past due and restructured loans are discussed under “Credit Risk Management” within “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Investment Securities

The Company’s investment portfolio contains trading, AFS, and HTM securities, as well as FRB stock, FHLB stock, and other miscellaneous investments. Investment securities totaled $19.5 billion as of September 30, 2026, $20.1 billion as of December 31, 2025, and $19.8 billion as of September 30, 2025, and comprised 29.0%, 29.9%, and 29.9% of the Company’s earning assets, respectively, as of those dates.

The Company’s AFS securities portfolio comprised 66.7% of the Company’s total securities portfolio at September 30, 2026 , 68.1% at December 31, 2025, and 67.6% at September 30, 2025. The Company’s AFS securities portfolio provides liquidity as a result of the composition and average life of the underlying securities.

This liquidity can be used to fund loan growth or to offset the outflow of traditional funding sources. The average life of the AFS securities portfolio was 70.3 months at September 30, 2026, compared to 74.8 months at December 31, 2025, and 78.3 months at September 30, 2025. In addition to providing a potential source of liquidity, the AFS securities portfolio can be used as a tool to manage interest rate sensitivity. The Company’s goal in the management of its AFS securities portfolio is to maximize return within the Company’s parameters of liquidity goals, interest rate risk, and credit risk.

Management expects collateral pledging requirements for public funds, loan demand, and deposit funding to be the primary factors impacting changes in the level of AFS securities. There were $12.3 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2026 and December 31, 2025, respectively.

The Company’s HTM securities portfolio consists of U.S. Treasury securities, mortgage-backed securities, general obligation bonds, and private placement bonds. The HTM portfolio, net of the ACL, totaled $5.7 billion at each September 30, 2026, December 31, 2025, and September 30, 2025. The average life of the HTM portfolio was 8.6 years at September 30, 2026, compared to 8.5 years at December 31, 2025, and 8.6 years at September 30, 2025.

The securities portfolio generates the Company’s second largest component of interest income. The securities portfolio achieved an average yield on a tax-equivalent basis of 3.85% for the nine-month period ended September 30, 2026, compared to 3.66% for the same period in 2025.

At September 30, 2026, the unrealized pre-tax net loss on the AFS securities portfolio was $953.1 million, or 6.8% of the $14.0 billion amortized cost value, compared to $290.8 million at December 31, 2025. At September 30, 2026, the unrealized pre-tax net loss on the securities designated as HTM was $806.2 million, or 14.1% of the $5.7 billion amortized cost value, compared to $473.8 million at December 31, 2025. During 2022, the Company transferred securities with an amortized cost balance of $4.1 billion and a fair value of $3.8 billion from the AFS category to the HTM category. The transfer of securities was made at fair value at the time of transfer. The remaining balance of unrealized pre-tax losses related to transferred securities was $117.5 million as of September 30, 2026, and $139.2 million as of December 31, 2025, and was included in the amortized cost balance of HTM securities. See further information in Note 5, “Securities” in the Notes to Consolidated Financial Statements.

Deposits and Borrowed Funds

Deposits decreased $487.4 million, or 0.8%, from December 31, 2025 to September 30, 2026 and increased $33.5 million, or 0.1%, from September 30, 2025 to September 30, 2026. Total interest-bearing balances increased $2.1 billion and noninterest-bearing deposits decreased $2.6 billion from December 31, 2025 to September 30, 2026. Total interest-bearing deposits increased $1.6 billion and noninterest-bearing deposits decreased $1.6 billion from September 30, 2025 to September 30, 2026. Noninterest-bearing deposits were 24.2%, 28.3%, and 26.9% of total deposits at September 30, 2026, December 31, 2025, and September 30, 2025, respectively.

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

As of September 30, 2026, there were an estimated $39.2 billion of uninsured deposits, a decrease of $450.3 million as compared to December 31, 2025, and a decrease of $754.1 million as compared to September 30, 2025. Estimated uninsured deposits comprised approximately 65.2%, 65.4%, and 66.5% of total deposits as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively. A portion of these uninsured deposits represent affiliate deposits and collateralized deposits. Affiliate deposits represent deposit accounts owned by the wholly owned subsidiaries of UMB Financial Corporation that are on deposit at UMB Bank, n.a. Collateralized deposits are public fund deposits or corporate trust deposits that are collateralized by high quality securities within the investment portfolio. Excluding affiliate deposits of $3.3 billion and collateralized deposits of $5.7 billion, the adjusted estimated uninsured deposits were $30.3 billion as of September 30, 2026. The adjusted ratio of estimated uninsured deposits, excluding affiliate and collateralized deposits, as a percentage of total deposits was approximately 50.3% as of September 30, 2026, 48.1% as of December 31, 2025, and 52.7% as of September 30, 2025.

The Company participates in the IntraFi Cash Service program, which allows its customers to place deposits into the program to receive reciprocal FDIC insurance coverage. The Company had $4.4 billion, $3.5 billion, and $3.4 billion of deposits in the program as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively.

Long-term debt totaled $333.1 million as of September 30, 2026, compared to $474.2 million as of December 31, 2025, and $471.3 million as of September 30, 2025.

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

As part of the acquisition of HTLF, the Company acquired $150.0 million in aggregate subordinated notes due in September 2031. The subordinated notes had a fixed interest rate of 2.75% until September 2026. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025. During the third quarter of 2026, the Company redeemed all of these outstanding subordinated notes.

The remainder of the Company’s long-term debt was assumed from the acquisitions of Marquette Financial Companies in 2015 and HTLF in 2025 and consists of debt obligations payable to 19 unconsolidated trusts that previously issued trust preferred securities. These long-term debt obligations have an aggregate contractual balance of $262.9 million and a carrying value of $223.5 million as of September 30, 2026 and $220.0 million at December 31, 2025. Interest rates on trust preferred securities are tied to the three-month term SOFR rate with spreads ranging from 133 basis points to 365 basis points and reset quarterly. The trust preferred securities have maturity dates ranging from September 2032 to September 2037.

Federal funds purchased and securities sold under agreements to repurchase totaled $3.2 billion as of September 30, 2026, $3.3 billion at December 31, 2025, and $2.8 billion at September 30, 2025. Repurchase agreements are transactions involving the exchange of investment funds by the customer for securities by the Company under an agreement to repurchase the same or similar issues at an agreed-upon price and date.

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

Total shareholders’ equity was $7.9 billion at September 30, 2026, a $159.3 million increase as compared to December 31, 2025, and a $408.9 million increase compared to September 30, 2025. Total common shareholders’ equity was $7.6 billion as of September 30, 2026, compared to $7.4 billion at December 31, 2025 and $7.2 billion at September 30, 2025. Total accumulated other comprehensive loss was $793.2 million at September 30, 2026. This is a decline of $531.7 million as compared to December 31, 2025, and a decline of $468.4 million as compared to September 30, 2025.

At its April 28, 2026 meeting, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock during the twelve months following the meeting (a Repurchase Authorization). On April 29, 2025 and April 30, 2024, the Board authorized the repurchase of up to one million shares of the Company’s common stock during the twelve months following each meeting. During the nine-month period ended September 30, 2026, the Company repurchased 178,429 common shares pursuant to the 2025 Repurchase Authorization and 38,158 common shares pursuant to the 2026 Repurchase Authorization. The

Company also acquired common shares pursuant to its share-based incentive programs. During the nine-month period ended September 30, 2025, the Company did not repurchase shares of common stock pursuant to any of its announced Repurchase Authorizations, but did acquire shares pursuant to its share-based incentive programs.

At the Company’s quarterly board meeting, the Board of Directors declared a $0.50 per common share quarterly cash dividend payable on January 4, 2027, to common shareholders of record at the close of business on December 10, 2026. Additionally, the Board of Directors declared a dividend of $193.75 per share of the Company’s Series B Preferred Stock, which results in a dividend of $0.484375 per depositary share. The Series B Preferred Stock dividend is payable on January 15, 2027 to stockholders of record of the Series B Preferred Stock as of the close of business on December 31, 2026.

The Company is a member bank of the FHLB and through this relationship, the Company owns FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of September 30, 2026 and December 31, 2025, the Company owned $10.1 million and $10.3 million, respectively, of FHLB stock. As of September 30, 2026, the Company had three letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $53.0 million and have various maturity dates through December 10, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.7 billion as of September 30, 2026. The Company had no outstanding FHLB advances with the FHLB of Des Moines as of September 30, 2026.

In addition to the borrowing capacity with the FHLB as described above, the Company had additional liquidity of $34.7 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of September 30, 2026.

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

The Company’s capital position as of September 30, 2026 is summarized in the table below and exceeded regulatory requirements.

Table 12

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RATIOS	2026	2025	2026	2025
Common Equity Tier 1 capital ratio	11.50%	10.70%	11.50%	10.70%
Tier 1 risk-based capital ratio	12.04	11.30	12.04	11.30
Total risk-based capital ratio	13.52	13.11	13.52	13.11
Leverage ratio	9.41	8.33	9.41	8.33
Return on average assets	1.53	1.04	1.52	0.98
Return on average common equity	13.83	10.14	13.90	9.84
Average common equity to assets	11.03	10.30	10.90	9.90

The Company’s per common share data is summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per Share Data	2026	2025	2026	2025
Earnings per common share – basic	$3.58	$2.38	$10.52	$6.57
Earnings per common share – diluted	3.56	2.36	10.46	6.53
Cash dividends per common share	0.50	0.40	1.36	1.20
Dividend payout ratio	14.0%	16.8%	12.9%	18.3%
Book value per common share	$99.75	$94.29	$99.75	$94.29

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

Interest Rate Risk

In the banking industry, a major risk exposure is changing interest rates. To minimize the effects of interest rate changes on net interest income and exposure levels to economic losses, the Company manages its exposure to changes in interest rates through asset and liability management within guidelines established by its Asset Liability Committee (ALCO) and approved by the Board. The ALCO is responsible for approving and ensuring compliance with asset/liability management policies, including interest rate exposure. The Company’s primary method for measuring and analyzing consolidated interest rate risk is the Net Interest Income Simulation Analysis. The Company also uses a Net Portfolio Value model to measure market value risk under various rate change scenarios and a gap analysis to measure maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time. On a limited basis, the Company uses hedges such as swaps, rate floors, floor spreads, and futures contracts to manage interest rate risk on certain loans, securities, and trust preferred securities. See further information in Note 11 “Derivatives and Hedging Activities” in the Notes to the Consolidated Financial Statements.

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

Table 13 shows the net interest income increase or decrease over the next two years as of September 30, 2026 and 2025 based on hypothetical changes in interest rates and a constant sized balance sheet with runoff being replaced.

Table 13

MARKET RISK (unaudited)

	Hypothetical change in interest rate – Rate Ramp
	Year One		Year Two
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	(1.0)%	(1.0)%	3.8%	5.2%
100	(0.7)	(0.8)	1.4	2.0
Static	—	—	—	—
(100)	1.2	1.1	(0.8)	(1.7)
(200)	2.6	2.4	(2.0)	(3.4)
(300)	4.0	3.8	(3.0)	(5.4)

	Hypothetical change in interest rate – Rate Shock
	Year One		Year Two
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Change in basis points	Percentage change	Percentage change	Percentage change	Percentage change
200	1.1%	1.6%	5.0%	6.4%
100	(0.0)	0.1	2.0	2.6
Static	—	—	—	—
(100)	0.9	0.2	(1.7)	(2.6)
(200)	1.6	0.6	(3.9)	(5.5)
(300)	2.8	0.9	(6.0)	(8.9)

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

Trading Account

The Company carries securities in a trading account that is maintained according to Board-approved policy and procedures. The policy limits the amount and type of securities that can be carried in the trading account, requires compliance with any limits under applicable law and regulations, and mandates the use of a value-at-risk methodology to manage price volatility risks within financial parameters. The risk associated with the carrying of trading securities is offset by utilizing financial instruments including exchange-traded financial futures as well as short sales of U.S. Treasury and Corporate securities. The trading securities and related hedging instruments are marked-to-market daily. The trading account had a balance of $49.8 million as of September 30, 2026, $22.3 million as of December 31, 2025, and $35.8 million as of September 30, 2025. Securities sold not yet purchased (i.e., short positions) totaled $17.5 million at September 30, 2026, $4.1 million as of December 31, 2025, and $13.0 million at September 30, 2025 and are classified within the Other liabilities line of the Company’s Consolidated Balance Sheets.

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

A primary indicator of credit quality and risk management is the level of nonperforming loans. Nonperforming loans include both nonaccrual loans and restructured loans on nonaccrual. The Company’s nonperforming loans decreased $14.1 million to $117.9 million at September 30, 2026, compared to September 30, 2025, and decreased $26.8 million compared to December 31, 2025.

The Company had $3.4 million, $4.8 million, and $4.6 million of other real estate owned as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively. Other repossessed assets totaled $26.8 million as of September 30, 2025. Loans past due more than 90 days and still accruing interest totaled $15.6 million as of September 30, 2026, compared to $18.4 million as of December 31, 2025 and $6.1 million as of September 30, 2025.

A loan is generally placed on nonaccrual status when payments are past due 90 days or more and/or when management has considerable doubt about the borrower’s ability to repay on the terms originally contracted. The accrual of interest is discontinued and recorded thereafter only when received in cash.

Certain loans are restructured to provide a reduction or deferral of interest or principal due to deterioration in the financial condition of the respective borrowers. The Company had $149 thousand of restructured loans at September 30, 2026, $177 thousand at September 30, 2025, and $169 thousand at December 31, 2025.

Table 14

LOAN QUALITY (unaudited, dollars in thousands)

	September 30,		December 31,
	2026	2025	2025
Nonaccrual loans	$117,869	$131,934	$144,640
Restructured loans on nonaccrual	16	31	26
Total nonperforming loans	117,885	131,965	144,666
Other real estate owned	3,391	4,649	4,800
Other repossessed assets	—	26,779	—
Total nonperforming assets	$121,276	$163,393	$149,466
Loans past due 90 days or more	$15,648	$6,131	$18,403
Restructured loans accruing	133	146	143
Allowance for credit losses on loans	452,414	404,971	419,478
Ratios:
Nonperforming loans as a percent of loans	0.28%	0.35%	0.37%
Nonperforming assets as a percent of loans plus other real estate owned	0.29	0.43	0.39
Nonperforming assets as a percent of total assets	0.17	0.23	0.20
Loans past due 90 days or more as a percent of loans	0.04	0.02	0.05
Allowance for credit losses on loans as a percent of loans	1.06	1.07	1.08
Allowance for credit losses on loans as a multiple of nonperforming loans	3.84x	3.07x	2.90x

Liquidity Risk

Liquidity represents the Company’s ability to meet financial commitments through the maturity and sale of existing assets or availability of additional funds. The Company believes that the most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, the Company believes public confidence is generated through profitable operations, sound credit quality and a strong capital position. The primary source of liquidity for the Company is regularly scheduled payments on and maturity of assets, which include $13.0 billion of high-quality securities available for sale as of September 30, 2026. The liquidity of the Company and the Bank is also enhanced by its activity in the federal funds market and by its core deposits. Additionally, management believes it can raise debt or equity capital in the future, should the need arise.

Another factor affecting liquidity is the amount of deposits and customer repurchase agreements that have pledging requirements. All customer repurchase agreements require collateral in the form of a security. The U.S. Government, other public entities, and certain trust depositors require the Company to pledge securities if their deposit balances are greater than the FDIC-insured deposit limitations. These pledging requirements affect liquidity risk in that the related security cannot otherwise be disposed of due to the pledging restriction. There were $12.3 billion and $13.4 billion of securities pledged to secure U.S. Government deposits, other public deposits, certain trust deposits, derivative transactions, and repurchase agreements at September 30, 2026 and December 31, 2025, respectively.

The Company also has other commercial commitments that may impact liquidity. These commitments include unused commitments to extend credit, standby letters of credit and financial guarantees, and commercial letters of credit. The total amount of these commercial commitments at September 30, 2026 was $26.8 billion. Since many of these commitments expire without being drawn upon, the total amount of these commercial commitments does not necessarily represent the future cash requirements of the Company.

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

As part of the acquisition of HTLF, the Company acquired $150.0 million in aggregate subordinated notes due September 2031. The subordinated notes had a fixed interest rate of 2.75% until September 2026. The subordinated notes had an acquired fair value of $138.8 million as of January 31, 2025. During the third quarter of 2026, the Company redeemed all of these outstanding subordinated notes.

The Company is a member bank of the FHLB. The Company owns $10.1 million of FHLB stock and has access to additional liquidity and funding sources through FHLB advances. The Company’s borrowing capacity is dependent upon the amount of collateral the Company places at the FHLB. As of September 30, 2026 the Company has three letters of credit outstanding with the FHLB of Des Moines to secure deposits. These letters of credit have an aggregate amount of $53.0 million and have various maturity dates through December 10, 2026. The Company’s remaining borrowing capacity with the FHLB was $2.7 billion as of September 30, 2026. The Company had no outstanding FHLB advances with the FHLB of Des Moines as of September 30, 2026.

In addition to borrowing capacity with the FHLB as described above, the Company had additional liquidity of $34.7 billion available via cash, unpledged bond collateral, the federal funds market, the Federal Reserve Discount Window, and the IntraFi Cash Service program as of September 30, 2026.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are named defendants in various legal proceedings. In the opinion of management, after consultation with legal counsel, none of these lawsuits are expected to have a materially adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three-month period ended September 30, 2026.

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	38	$141.98	—	1,961,842
August 1 - August 31, 2026	—	—	—	1,961,842
September 1 - September 30, 2026	—	—	—	1,961,842
Total	38	$141.98	—

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

ITEM 5. OTHER INFORMATION

On August 25, 2026, three foundations and trusts that are related interests of Chairman and Chief Executive Officer J. Mariner Kemper adopted a single, pre-arranged stock sale plan in accordance with Rule 10b5-1(c) (Rule 10b5-1) under the Exchange Act for the sale of shares of the Company’s common stock (the 2027 Plan). The 2027 Plan was entered into during an open trading window in accordance with the Company’s requirements regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense conditions of Rule 10b5-1. The 2027 Plan provides for the monthly sale of an initial number of shares of the Company’s common stock on the first business day of each month. In addition, the 2027 Plan provides for the sale of an additional number of shares once the market price of the Company’s common stock meets or exceeds certain minimum threshold prices as specified in the 2027 Plan. Should the market price of the Company’s shares meet or exceed secondary and tertiary pricing thresholds as specified in the 2027 Plan, up to one and a half and double the initial number of shares in the aggregate may be sold in that month, respectively. Sales under the 2027 Plan may occur beginning in January of 2027 (after conclusion of the applicable cooling off period following adoption of the 2027 Plan) and end no later than December 31, 2027. The aggregate number of shares of common stock of the Company that will be sold under the 2027 Plan will vary depending on the market price achieved but will not exceed a maximum of 105,024 shares in aggregate.

ITEM 6. EXHIBITS

3.1

Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed with the Commission on May 9, 2006).

3.2	Bylaws, amended as of April 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 13, 2023 and filed with the Commission on April 13, 2023).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act filed herewith.

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act filed herewith.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMB FINANCIAL CORPORATION

/s/ David C. Odgers
David C. Odgers
Chief Accounting Officer

Date: October 29, 2026